Form 10-K
period 1993-12-31
MERISEL INC /DE/
filed 1994-03-25
CIK 724941

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM      TO
                                    ------  ------

                        COMMISSION FILE NUMBER 0-17156

                                 MERISEL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                               95-4172359
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

       200 CONTINENTAL BOULEVARD
        EL SEGUNDO, CALIFORNIA                        90245-0948
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


Registrant's telephone number, including area code: (310) 615-3080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  As of March 21, 1994 the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market was $505,927,874 (23,531,529 shares at a closing price of $21.50).

  As of March 21, 1994 the Registrant had 29,661,880 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1993 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                                 MERISEL, INC.

                                                                  PAGE REFERENCE

                                     PART I

Item 1. Business..........................................................    1
Item 2. Properties........................................................   11
Item 3. Legal Proceedings.................................................   12
Item 4. Submission of Matters to a Vote of Security Holders...............   12

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
 Matters..................................................................   13
Item 6. Selected Financial Data...........................................   14
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operation.....................................................   15
Item 8. Financial Statements and Supplementary Data.......................   22
Item 9. Changes in and Disagreements With Accountants on Accounting and
 Financial Disclosure.....................................................   36

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............   37
Item 11. Executive Compensation...........................................   37
Item 12. Security Ownership of Certain Beneficial Owners and Management...   37
Item 13. Certain Relationships and Related Transactions...................   37

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   38

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

  Merisel, Inc. (together with its subsidiaries, "Merisel" or the "Company") is the largest worldwide publicly-held wholesale distributor of microcomputer hardware and software products. Through its full-line, channel-specialized distribution business, Merisel combines the comprehensive product selection and operational efficiency of a full-line distributor with the customer support of a specialty distributor offering dedicated sales organizations to each of its customer groups. On January 31, 1994, the Company completed the acquisition (the "ComputerLand Acquisition") of certain assets of ComputerLand Corporation's United States franchise and aggregator business ("the ComputerLand Business"). The ComputerLand Business is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers, including Apple, Compaq, Hewlett-Packard and IBM, to a network of approximately 750 independently-owned computer product resellers in the United States. With the acquisition of the ComputerLand Business, the Company has become the industry's only "Master Distributor," combining the strengths of a full-line, channel specialized distributor with those of a master reseller. As a Master Distributor, the Company believes it is uniquely positioned to offer a wider selection of microcomputer products to more categories of customers than any of its competitors.

  At December 31, 1993, Merisel stocked over 25,000 products from more than 900 of the microcomputer hardware and software industry's leading manufacturers including Apple, AST, Borland, Colorado Memory Systems, Compaq, Creative Labs, Digital Equipment Corporation, Epson, Hayes, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, NEC, Novell, Okidata, Sun Microsystems, Symantec, Texas Instruments, 3Com, Toshiba, WordPerfect and Wyse. Merisel sells products to over 65,000 computer resellers worldwide, including value-added resellers, large retail chains and franchisees, computer superstores, mass merchants, Macintosh and Unix resellers, system integrators and original equipment manufacturers. The Company currently maintains 20 distribution centers that serve North America, Europe, Latin America, Australia and other international markets. For the fiscal year ended December 31, 1993, the Company's net sales by geographic region were generated as follows: United States, 63%; Canada, 13%; Europe, 17%; and other international markets, 7%.

THE INDUSTRY

  The microcomputer products distribution industry is large and growing, reflecting both increasing demand worldwide for computer products and the increasing use of wholesale distribution channels by manufacturers for the distribution of their products. The industry moves product from manufacturer to end-user through a complex combination of distribution agreements between manufacturers, wholesale distributors, aggregators and resellers. Historically, there have been two types of companies within the industry: those that sell directly to the end-user ("resellers") and those that sell to resellers ("wholesale distributors" and "aggregators", which are also called "master resellers").

  Resellers sell directly to end-users, including large corporate accounts, small- and medium-sized businesses and home users. The major reseller channels are dealers and corporate resellers, value-added sellers ("VARs"), mail-order firms and retailers (computer superstores, office supply chains and mass merchants). VARs, which account for one of the largest segments of the overall reseller channel, typically add value by combining proprietary software and/or services with off-the-shelf hardware and software.

  Wholesale distributors generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers, who typically include dealers, VARs, system integrators, mail order resellers, computer products superstores and mass merchants. Aggregators, or master resellers, are functionally similar to wholesale distributors, but they focus on selling relatively few product lines, typically high-volume, brand name computer systems, to a captive network of franchised dealers and affiliates. The larger computer manufacturers, such as Apple, Compaq, Hewlett-Packard and IBM, have historically required resellers to purchase their products from an affiliated aggregator, such as the ComputerLand Business. Wholesale distributors have not been authorized to sell these manufacturers' key microcomputer components, except on a limited basis. These restrictions have been eased recently, and may continue to ease and eventually be eliminated, with the result that the distinction between wholesale distributors and master resellers may blur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of ComputerLand Business."

  With the acquisition of the ComputerLand Business, the Company has become the industry's only Master Distributor, combining the strengths of a full-line, channel-specialized distributor with those of a master reseller.

BUSINESS STRATEGY

  Merisel has achieved its leading position by pursuing a strategy of offering the industry's leading products and services to its customers at competitive prices, providing superior cost-effective service through operational excellence, expanding the Company's international business and targeting its various customer groups using dedicated sales forces and marketing programs.

  Providing Leading Products and Services. The Company's objective is to offer the broadest range of leading product brands in each of the product categories it carries. By stocking the leading brands, the Company generates sales of both those product brands as well as other products, as reseller customers often prefer to deal with a single source for many of their product needs. The Company continuously evaluates new products, the demand for its current products and its overall product mix and seeks to develop distribution relationships with suppliers of products that enhance the Company's product offerings. The Company believes that the size of its reseller customer base, its international distribution capability and the breadth and quality of its marketing support programs give it a competitive advantage over smaller, regional distributors in developing supplier relationships.

  As a result of the ComputerLand Acquisition, the Company, through the ComputerLand Business, is now able to offer to the ComputerLand Business' franchisees and affiliates a broad range of microcomputer systems and other products from Apple, Compaq, Hewlett-Packard and IBM. Although the Company distributes certain products of these leading manufacturers through its wholesale distribution arrangements, neither the Company nor its direct wholesale distribution competitors have been authorized to sell these manufacturers' key microcomputer systems in the United States, except on a limited basis. Instead, these manufacturers historically have distributed their products directly to resellers and through aggregators such as ComputerLand Corporation. See "--The Industry."

  The Company believes that an opportunity exists to generate additional, higher-margin revenues by offering fee-based services and information to manufacturers and resellers. In 1993, the Company formed the Channel Services Group to provide a variety of these services, including telemarketing, merchandising and electronic software services.

  Achieving Operational Excellence. The Company believes that high levels of customer service and operating efficiency, or "operational excellence," are significant factors in achieving and maintaining success in the highly competitive microcomputer products distribution industry. The Company measures operational excellence by such standards as "ease of doing business," accuracy and efficiency in delivering products and expediting the delivery of services and information. Merisel constantly strives to improve its operational processes. In furtherance of this strategy, the Company is in the process of significantly upgrading and improving its computer operating systems as well as its warehouse management systems. See "--Operations and Distribution." In addition, the Company is reorganizing its European operations, adding new management personnel and centralizing certain functions to achieve economies of scale. Merisel will seek to continue to refine the operational systems at its foreign sales offices and distribution centers in order to increase the uniformity and efficiency of the Company's worldwide operations. See "--International Operations." These changes are intended to enhance the Company's ability to offer faster, more efficient and accurate service to its customers.

  Expanding Internationally. Merisel believes that it generates the largest volume of international sales of any U.S.-based distributor, and is the largest wholesale distributor of computer products in Canada and a leading distributor in Europe, Mexico, Australia and Latin America. See "--International Operations." The Company believes that many international markets will continue to offer substantial growth and profit opportunities, due to the immature and fragmented nature of the microcomputer distribution industry in these markets. Merisel believes it is well positioned to capitalize on the opportunities presented in a number of these markets because of the current scope of its international operations and its ability to offer a broader range of products and specialized services than many of its competitors. The Company's strategy is to expand its international operations through internal growth and the possible acquisition of existing distributors or the establishment of new operations in other countries.

  Targeting Customer Groups. Merisel serves a variety of different reseller channels, which have diverse product, financing and support needs. Merisel was the first full-line distributor in the industry to offer its various customer groups a channel-dedicated sales force as well as customized product offerings, financing programs and marketing and technical support programs, all of which are tailored to address the differing needs of these customer groups. The Company intends to continue to monitor the markets it serves to identify customer opportunities and develop sales and marketing programs that serve these groups more effectively. In furtherance of this strategy, on January 31, 1994 the Company completed the ComputerLand Acquisition.

PRODUCTS AND MANUFACTURER SERVICES

  Merisel provides its manufacturers with access to one of the largest bases of computer resellers worldwide while offering these manufacturers the means to reduce the inventory, credit, marketing and overhead costs associated with establishing a direct relationship with these resellers. This factor, along with Merisel's access to financial resources and its economies of scale, has allowed the Company to establish and develop long-term business relationships with many of the leading manufacturers in the microcomputer industry. Merisel distributes over 25,000 hardware and software products, including products for the MS-DOS, OS/2, Macintosh, Apple and Unix operating environments. For the fiscal year ended December 31, 1993, net worldwide sales of hardware and accessories accounted for approximately 60% of the Company's sales, and sales of software products accounted for the remaining 40% of net sales.

  Merisel's suppliers include many of the leading microcomputer software and hardware manufacturers, such as Apple, AST, Borland, Colorado Memory Systems, Compaq, Creative Labs, Digital Equipment Corporation, Epson, Hayes, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, NEC, Novell, Okidata, Sun Microsystems, Symantec, Texas Instruments, 3Com, Toshiba, WordPerfect and Wyse. In October 1993, Merisel was selected as one of two distributors in the U.S. of Sun Microsystem's products. Software products include business applications such as spreadsheets, word processing programs and desktop publishing and graphics packages, as well as a broad offering of operating systems, including local area network operating systems, advanced language and utility products. Hardware products offered by the Company include computer systems, printers, monitors, disk drives and other storage devices, modems and other connectivity products, plug-in boards and accessories. The ComputerLand Acquisition increased the Company's ability, through the ComputerLand Business, to distribute the product offerings of Apple, Compaq, Hewlett-Packard and IBM to the ComputerLand Business' franchisees and affiliates. See "--The Industry."

  In addition to providing manufacturers access to one of the largest bases of computer resellers worldwide, the Company also offers manufacturers the opportunity to efficiently offer a number of special promotions, training programs and marketing services targeted to the needs of specific reseller groups. Merisel runs a variety of special promotions for manufacturers' products, ranging from price discounts and bundled purchase discounts to specialized computer reseller marketing programs, including the Vantage and Frequent Buyer Programs. These promotional programs are designed to encourage computer resellers to increase their volume of purchases, motivate resellers to purchase within a limited time period and highlight specific manufacturers' products or promotion opportunities. Additionally, Merisel provides marketing consultation services for manufacturers' strategic marketing campaigns, as well as the opportunity to be included in Merisel-sponsored trade advertisements. Merisel employs marketing program specialists to work with designated manufacturers to develop and carry out marketing programs such as dealer commission programs, sales contests and other promotions. Merisel can also provide dedicated marketing support and targeted customer information from its database to enhance manufacturers' product promotions.

  The Company also offers two exclusive training programs: Softeach, a two-day worldwide seminar series whereby manufacturers train resellers about their products, and Selteach, a training seminar series that gives manufacturers an opportunity to provide product information to Merisel's United States sales force. In 1993, Merisel offered Softeach seminars in 11 cities and 26 countries. Merisel, through third-party consultants, also conducts training classes regarding certain Novell, 3Com, The Santa Cruz Operation, Digital Equipment Corporation, Sun Microsystems, Microsoft and Lotus products for its reseller customers.

  Merisel generally enters into written distribution agreements with the manufacturers of the products it distributes. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and often contain territorial restrictions which limit the countries in which Merisel is permitted to distribute the products. The agreements generally provide Merisel with stock balancing and price protection provisions which reduce in part Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. The Company's agreements generally have a term of at least one year, but often contain provisions permitting earlier termination by either party upon written notice. Some of these agreements contain minimum purchase amounts. Failure to purchase at such minimum levels could result in the termination of the agreement.

  Although Merisel regularly stocks products and accessories supplied by more than 900 manufacturers, 45% of the Company's net sales in 1993 (as compared to 46% in 1992 and 47% in 1991) were derived from products supplied by Merisel's ten largest manufacturers, with the sale of products manufactured by Microsoft accounting for approximately 16% of net sales in 1993 (as compared to 17% in 1992 and 15% in 1991). The loss of the ability to distribute a particularly popular product could result in losses of sales unrelated to that product. The loss of a direct relationship between the Company and any of its key suppliers could have an adverse impact on the Company's business and financial results.

CUSTOMERS AND CUSTOMER SERVICES

  Merisel sells to more than 65,000 computer resellers worldwide. Merisel's customers include VARs, large hardware and software retail chains and franchisees, computer superstores, mass merchants, Macintosh, Unix and other corporate resellers, systems integrators, and original equipment manufacturers as well as independently owned retail outlets and consultants. Merisel's smaller customers often do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Consequently, they tend to purchase a high percentage of their products from distributors. Larger resellers often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. No single customer accounted for more than 2.0% of Merisel's net sales in 1991, 1992 or 1993.

  In Merisel's wholesale distribution business, the Company offers its customers a single source of supply, prompt delivery, financing programs and customer support.

  Single Source Provider. Merisel offers computer resellers a single source for over 25,000 competitively priced hardware and software products. By purchasing from Merisel, the reseller only needs to comply with a single set of ordering, billing and product return procedures and may also benefit from attractive volume pricing. In addition, resellers are allowed, within specified time limits, to return slow-moving products from one manufacturer in exchange for more popular products from other manufacturers. Merisel's policy is to not grant cash refunds. Merisel has recently initiated a program that provides incentives to ComputerLand franchisees and Datago affiliates to make all their product purchases from Merisel and the ComputerLand Business.

  Prompt Delivery. In most areas of the world serviced by the Company, orders received by 5:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. Merisel maintains sufficient inventory levels in the United States to fill consistently in excess of 95% of all units ordered on the day of receipt. Merisel typically delivers products from its regional warehouses via United Parcel Service and other common carriers, with customers in most areas in the United States receiving orders within one to two working days of shipment. Merisel also will provide overnight air handling if requested and paid for by the customer. These services allow computer resellers to minimize inventory investment and provide responsive service to their customers. For larger customers in the United States, Merisel also provides a fulfillment service so that orders are shipped directly to the computer resellers' customer, thereby reducing the need for computer resellers to maintain inventories of certain products. The Company's foreign subsidiaries may have lower fill rates and longer delivery times due to differing market requirements and the smaller size of their operations.

  Financing Programs. Merisel's credit policy for qualified resellers eliminates the need to establish multiple credit relationships with a large number of manufacturers. In addition, the Company arranges floor plan and lease financing through a number of credit institutions and offers a program that permits credit card purchases by qualified customers. To allow certain resellers to purchase larger orders in the United States, the Company offers a "financing desk" which seeks to arrange alternative financing such as escrow programs and special bid financing from financial institutions.

  Customer Support. Merisel offers a number of customer loyalty programs, including the Vantage and Frequent Buyer Programs, which provide incentives to resellers to aggregate their purchases through Merisel. The Vantage Programs offer Merisel's top-volume customers within the VAR and value-added dealer channels increased levels of service and pricing advantages. Merisel's Frequent Buyer Program awards resellers with credits based on the dollar amount of their purchases from Merisel, which credits are redeemable for travel, education, merchandise and for revenue-generating activities such as product promotions and advertisements. The cost of the Frequent Buyer Program is funded by cooperative marketing dollars paid by Merisel's suppliers.

  Merisel furnishes its computer resellers with a series of publications containing detailed information on products, pricing, promotions and developments in the industry. Merisel publishes a Confidential Reseller Price Book, which lists Merisel's current product offerings. Merisel also publishes the Hot List, which ranks Merisel's current best-selling hardware and software products in four different reseller channels. In addition, Merisel's On-Line Literature Library offers over 20,000 data sheets of product information literature on a fax-back system and on CD-ROM.

  Merisel provides training and product information to its reseller customers through its well-respected Softeach program, a worldwide series of training forums whereby manufacturers conduct seminars on how to sell their products. Softeach is held periodically in major cities throughout the United States, Canada, Australia and Europe. In 1993, the Company believes that over 15,000 computer resellers attended Softeach seminars held in 11 countries worldwide. Merisel also provides computer resellers with a technical support "hotline," as well as specialized technical support for virtually all product lines sold by Merisel. In addition, Merisel's Technical Support department provides regular product training seminars to Merisel's sales representatives to help them become more product-knowledgeable.

SALES AND MARKETING

  To reach diverse customer segments, the Company has organized its Sales department for its wholesale distribution business in the United States into three channel segments.

  DEALER CHANNEL. This channel is composed of the following specialized sales divisions:
   . The RETAILER division serves franchisees, independent retail chains and storefronts, corporate resellers and direct-mail marketers.
   . The RESELLER FULFILLMENT division serves the needs of direct marketers such as Dell, IBM and Zenith through the fulfillment of orders for third-party hardware and software products.
   . The MAJOR ACCOUNTS division serves Merisel's large franchisee accounts, computer superstores and computer retail chains through a specialized staff that offers enhanced services, volume purchase agreements, corporate office coordination, marketing programs and sales report data.
   . The MACINTOSH division provides expertise in sale and support of third-party Macintosh products worldwide through its own separate marketing, sales, products and technical support and purchasing departments.

  VAR CHANNEL. This channel is composed of the following specialized sales divisions:
   . The VAR division provides value-added resellers with highly knowledgeable sales representatives, a comprehensive line of computer systems, Unix and connectivity products, education, financial services and technical support.
   . The ADVANCED PRODUCTS division (formerly the UNIX division) is primarily dedicated to selling and supporting Sun Microsystems and Sun-complimentary products through its own sales, marketing, operations and technical support departments.
   . The OEM division supports Merisel's customers who integrate and/or manufacture microprocessor-based systems and solutions utilizing OEM versions of Merisel's hardware and software products.
   . The recently created SYSTEM INTEGRATOR division supports large system and network integrators who require specialized programs and services.

  CONSUMER CHANNEL.
   . The CONSUMER PRODUCTS division targets mass merchants such as Circuit
     City, Montgomery Ward and Office Depot by providing inventory selection and control services, specialized marketing programs and other support services tailored to the needs of mass-market merchandisers.

  For each of the Company's international subsidiaries, the number and type of specialized sales divisions vary based on market requirements, the size of the subsidiary's sales force and the products carried by the subsidiary.

  The Company's sales force is comprised of field sales representatives who manage relations with the larger accounts and inside telemarketing sales representatives who receive product orders and answer customer inquiries. When a customer calls Merisel, screen synchronization technology causes a sales profile to appear on the sales representative's computer screen before greetings are exchanged. Customer orders generally are placed via a toll-free telephone call to Merisel's inside sales representatives and are entered on Merisel's SalesNet order entry system, a proprietary local area network created by Merisel to speed the process of taking and processing orders. Using the SalesNet database, sales representatives can immediately enter customer orders, obtain descriptive information regarding products, check inventory status, determine customer credit availability and obtain special pricing and promotion information. Merisel also offers Dial-Up SalesNet, a system that allows a customer, through the use of its own personal computer and a modem, to access Merisel's database to examine pricing, credit information, product description and availability and promotional information and to place orders directly into Merisel's order processing system. For certain of its larger customers, the Company has installed electronic data interchange (EDI) systems which allow participating customers to directly access the Company's mainframe computer system for order processing and account information.

OPERATIONS AND DISTRIBUTION

  The Company operates 20 distribution centers around the world, including eight in the United States, two in Canada, five in Europe, four serving Latin America and one in Australia. All of these distribution centers are leased, except for one facility in Mexico, which is owned by the Company.

  The Company's United States, Canadian and United Kingdom operations, other than the ComputerLand Business, are conducted using a mainframe-based computer system, originally implemented in the early 1980s, that operates on hardware owned and operated by a third-party service provider. In recent years, the Company has experienced a significant increase in both its sales volume and in the number and type of transactions processed by the computer system. The Company believes that the ability of its existing computer system in North America to process the significantly increased sales volumes contemplated for 1994 and the first three quarters of 1995 is limited without certain modifications to the system. The Company is in the process of implementing such modifications and believes such modifications will be successful. If, however, there is a delay in implementing the modifications, or if the system, as modified, performs below anticipated service levels, the existing system may not be able to accommodate anticipated increases in sales volumes and transaction requirements in the fourth quarter of 1994. As a result, the Company is making a significant investment in new advanced computer and warehouse management systems for its North American operations.

  These new systems are designed to accommodate substantially higher sales volumes as well as provide greater transaction accuracy and operating efficiency and more flexibility to accommodate a variety of transaction types. The Company began designing the new computer system in early 1993 and currently anticipates that it will convert to the new system in late 1994 and the first half of 1995. The Company presently estimates that its aggregate investment in the new computer systems, including costs of system design, hardware, software, installation and training, will be approximately $20 million. The Company installed its first new warehouse management system, which includes infrared bar coding equipment and advanced computer hardware and software systems, in one warehouse in 1993 and anticipates installation in its remaining North American warehouses during 1994 and 1995.

  The design and implementation of these new systems are complex projects and involve risks that unanticipated problems may delay implementation of the new systems or cause them to perform below anticipated service levels. The Company therefore is making a substantial investment in the design and installation of these systems and is dedicating a significant number of its personnel on a full-time basis to these projects. In the event the Company experiences significant delays in implementation of these new systems or such systems fail to perform at anticipated service levels, the Company may not be able to accommodate anticipated increases in sales volumes and transaction processing requirements after the third quarter of 1995.

INTERNATIONAL OPERATIONS

  The Company distributes microcomputer products throughout the world. Merisel formed its first international subsidiary in 1982 and now operates in Canada, the United Kingdom, France, Germany, Australia, Switzerland, Austria and Mexico. Merisel also has a subsidiary based in Miami, Florida, which primarily sells products to customers in Latin America and in other parts of the world where Merisel does not have a physical presence. In June 1990, the Company began limited distribution of products in Russia as part of a joint venture. Management believes that its international microcomputer distribution operations are larger than the operations of any other U.S.-based microcomputer distributor. The Company also believes that certain of the markets for microcomputer products outside the United States are less mature and therefore present opportunities for further growth. Accordingly, the Company will seek to further expand its international operations through internal growth and the possible acquisition of existing distributors or establishment of new operations in other countries.

  The products and services offered by Merisel's international subsidiaries are generally similar to those offered in the United States, although the breadth of the subsidiaries' product lines and the range of manufacturers' and customers' services offered by the subsidiaries are usually smaller due to the smaller size of the subsidiaries and differing market requirements. Certain subsidiaries provide products or services not offered in the United States due to differing manufacturer relationships and market requirements. Operationally, the management and distribution systems at the Company's international subsidiaries vary depending on the size of the subsidiary, its length of operation and local market requirements. As each subsidiary expands, the Company seeks to implement systems and procedures that are more similar to those used in the United States.

  In Europe, the Company is revising its distribution strategy in response to the reduction in cross-border shipment barriers instituted by the European Economic Community in 1993. With the reduction of cross-border shipping barriers, the Company believes it can more efficiently ship to a large number of countries from a centralized master warehouse or warehouses, supplemented by smaller warehouses in various locations across Europe. At present, the Company maintains a full warehouse in each of the countries in which it has operations, with the exception of Austria. The Company is currently undertaking preparations for development of a master warehouse in Northern Europe for use beginning in mid-to-late 1995.

  The Company's European operations are managed through a European headquarters, which operates with a staff of pan-European managers to oversee the Company's various European subsidiaries and operations. Merisel currently is increasing its European management team and planning the computer system revisions and other operational changes required to implement its centralized distribution strategy.

  Because the Company conducts business in a number of countries, that portion of operating results and cash flows that is non-U.S. dollar denominated is subject to certain currency fluctuations. The Company generally employs forward exchange contracts to limit the impact of fluctuations in the relative values of some of the currencies in which it does business.

  In addition, international operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable and the impact of local economic conditions and practices. As the Company continues to expand its international operations, its success will be dependent, in part, on its ability to anticipate and deal with these and other risks. There can be no assurance that these or other factors will not have an adverse effect on the Company's international operations.

  For segment information regarding Merisel's United States and international operations, see Note 11 of Notes to Consolidated Financial Statements.

COMPUTERLAND BUSINESS

  On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), completed the ComputerLand Acquisition. As a result of the ComputerLand Acquisition, Merisel, through the ComputerLand Business, will now operate as a master reseller of computer systems and related products from the major microcomputer manufacturers to a network of approximately 750 independently-owned product resellers composed of two customer groups: ComputerLand franchisees, with whom Merisel acts as franchisor by licensing the ComputerLand name and providing both product supply and various support services, and resellers purchasing under the ComputerLand Business' Datago Program, which are independent dealers and value-added resellers that purchase products from the ComputerLand Business on a cost-plus basis, but do not license the ComputerLand name. For its fiscal year ended September 30, 1993, the ComputerLand Business generated revenues of approximately $1.1 billion and income from operations of $16.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of ComputerLand Business."

  In connection with its purchase of the ComputerLand Business, Merisel purchased substantially all of the ComputerLand Business' franchise and third-party reseller agreements as well as substantially all of the rights in the United States to ComputerLand Corporation's trademarks, trade names, service marks, copyrights, patents and logos. Merisel paid approximately $80 million in cash at the closing of the ComputerLand Acquisition for the acquired assets. In addition, Merisel has agreed to make an additional payment in 1996 of up to $30 million, the amount of which will be determined based upon the growth in Merisel FAB's and the Company's sales of products of designated manufacturers to specified customers over the two-year period ending January 31, 1996. Substantially all of the ComputerLand Business' 66 employees became employees of Merisel FAB in connection with the ComputerLand Acquisition. Merisel did not purchase the order fulfillment systems, warehouses or inventory used by the ComputerLand Business. Instead, the Company eventually intends to integrate these functions into its facilities and systems. As an interim strategy Merisel and ComputerLand Corporation have entered into the Services Agreement pursuant to which ComputerLand Corporation will continue to provide products and distribution and other support services to the ComputerLand Business for two years following the ComputerLand Acquisition.

  Following its sale of the ComputerLand Business, ComputerLand Corporation continues to operate as a reseller of computer products and services through its company-owned locations throughout the United States and also retains its international operations. ComputerLand Corporation recently changed its name to Vanstar, Inc., but may continue to use the ComputerLand name in connection with operation of its existing company-owned locations in the United States until August 1994. Merisel FAB can sell franchises throughout the United States, except that Merisel FAB may not sell franchises in areas with such ComputerLand Corporation company-owned locations until August 1994.

  The ComputerLand Business' franchisees operate locations under the ComputerLand name. The ComputerLand Business currently sells products to franchisees at cost and receives a royalty based upon gross sales of the franchisee, irrespective of whether the products sold were purchased from the ComputerLand Business. During 1994, the ComputerLand Business may offer franchisees the opportunity to revise such franchisees' pricing structure by selling products to franchisees at cost plus a mark-up and reducing or eliminating the royalty on overall franchisee sales provided the franchisee achieves minimum purchase targets. Franchisees typically enter into a ten-year exclusive contract, renewable at the option of the franchisee. In addition to the use of the ComputerLand name, the ComputerLand Business provides franchisees a range of services including sales and marketing materials, management and sales support services and a proprietary-dealer management software system. At February 1, 1994, the ComputerLand Business had agreements with franchisee groups operating 198 locations, located primarily in secondary metropolitan markets in the United States.

  The ComputerLand Business' Datago resellers are independent dealers and value-added resellers. These resellers generally enter into non-exclusive one-year renewable contracts cancelable at the option of either party on short notice. These contracts typically entitle Datago resellers to purchase the full range of the ComputerLand Business' products at cost plus a mark-up, depending on the dollar volume of products purchased. At February 1, 1994, the ComputerLand Business had approximately 549 active Datago resellers. During its fiscal year ended September 30, 1993, no individual franchisee or Datago reseller accounted for more than 10% of the ComputerLand Business revenues.

  Following the ComputerLand Acquisition, the Company has undertaken an effort to add additional resellers as customers of the ComputerLand Business under its Datago program. Later in 1994, the Company intends to begin adding new ComputerLand franchisees, focusing in particular on locations where no reseller is using the ComputerLand name. In adding new Datago resellers and ComputerLand franchisees, the Company will seek to offer programs that permit customers to leverage their purchases from both the ComputerLand Business and Merisel's existing wholesale distribution business.

  The ComputerLand Business offers its franchisees and Datago resellers a selection of major microcomputer equipment and peripherals provided by approximately 70 suppliers. For its fiscal year ended September 30, 1993, approximately 76% of the ComputerLand Business revenues were generated by sales of Apple, Compaq, Hewlett-Packard and IBM products. The loss of any one of these four manufacturers, or a change in the way any of these manufacturers markets, prices or distributes its products, could have a material adverse effect on the ComputerLand Business' operations and financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of ComputerLand Business." In addition to the products supplied directly by the ComputerLand Business, franchisees and Datago resellers may purchase other products offered by the Company's wholesale distribution business pursuant to separate agreements negotiated on their behalf by Merisel FAB.

  Under the two-year Services Agreement, ComputerLand Corporation will continue to purchase and warehouse manufacturers' products and fulfill reseller orders for substantially all of the products offered by Merisel FAB. Merisel FAB will purchase such products from ComputerLand Corporation, rather than directly from the supplier, and will pay ComputerLand Corporation a service fee for performing these distribution functions. Resellers will continue to place product orders with Merisel FAB through the order placement system operated by ComputerLand Corporation. ComputerLand Corporation will typically ship products to a customer within two days of receipt of an order. During the term of the Services Agreement, Merisel FAB will be dependent upon ComputerLand Corporation to purchase and maintain inventories of products sufficient to meet resellers' requirements and to receive and fulfill orders at acceptable service levels. Merisel FAB and ComputerLand Corporation will jointly maintain supplier relationships. In the event that ComputerLand Corporation becomes unable to perform its obligations under the Services Agreement, there may be an adverse effect on the operations and financial results of the ComputerLand Business. The Services Agreement contains provisions for monetary penalties in the event that ComputerLand Corporation fails to achieve agreed-upon service levels, as well as provisions permitting Merisel FAB to take over a portion of ComputerLand Corporation's operations to fulfill such obligations under certain circumstances.

  Substantially all of the ComputerLand Business' sales to its customers currently are financed on behalf of such customers by floor plan financing companies, and the ComputerLand Business typically receives payment from these financing companies within three business days from the date of sale. Such floor plan financing is typically subsidized for the ComputerLand Business' customers by its suppliers. Any material change in the availability or the terms of financing offered by such financing companies or the subsidies provided by suppliers could require Merisel FAB to provide such financing to its customers, thereby substantially increasing the working capital necessary to operate its business.

  The Company does not have experience in operating a master reseller business such as the ComputerLand Business, with its different merchandising strategy and customer base. While the Company believes that the personnel hired as part of the ComputerLand Acquisition, together with the Company's senior management, will successfully manage the ComputerLand Business, no assurances can be given as to the future performance levels or operating results of the ComputerLand Business.

COMPETITION

  Competition in the microcomputer products distribution industry is intense and is based primarily on price, brand selection, breadth and availability of product offering, speed of delivery, level of training and technical support, marketing services and programs and ability to influence a buyer's decision.

  Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based international distributors such as Ingram Micro and Tech Data Corporation, non-U.S. based international distributors such as Computer 2000, national distributors such as Gates/FA Distributing, Inc. and Robec, Inc. and regional distributors and franchisors. The Company competes internationally with a variety of national and regional distributors on a country-by-country basis.

  Merisel also competes with manufacturers that sell directly to computer resellers, sometimes at prices below those charged by Merisel for similar products. The Company believes its broad product offering, product availability, prompt delivery and support services may offset a manufacturer's price advantage. In addition, many manufacturers focus their direct sales to large computer resellers because of the high costs associated with dealing with a large number of small-volume computer reseller customers.

  The ComputerLand Business is subject to competition from other franchisors and aggregators in obtaining and retaining franchisees and third-party resellers, as well as competition from wholesale distributors with respect to sales of products to customers in the ComputerLand Business' network. See "-- The Industry." The Company believes that the ComputerLand Business' pricing, brand selection, product availability and service levels are competitive in the industry. With respect to brand selection, the Company believes that a significant factor in the ComputerLand Business' ability to attract customers is the fact that it is able to offer computer systems and other hardware products from Apple, Compaq, Hewlett-Packard and IBM. These manufacturers historically have sold their products directly to resellers and through a limited number of master resellers such as the ComputerLand Business. The loss of any of these manufacturers, or any change in the way any such manufacturers' markets, prices or distributes its products, could have a material adverse effect on the ComputerLand Business' operations and financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of ComputerLand Business." The ComputerLand Business' principal competitors are Intelligent Electronics, MicroAge and InaCom, all of which maintain networks of franchisees and third-party dealers and which carry products of one or more of the Company's major manufacturers. Certain of the ComputerLand Business' competitors have greater financial resources than the Company.

EMPLOYEES

  As of December 31, 1993 Merisel had 2,502 employees. Merisel considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES.

  The Company maintains distribution centers in the following locations:

                                  DISTRIBUTION
COUNTRY/AREA SERVED                 CENTERS
- -------------------               ------------
United States....................       8
Australia........................       1
Canada...........................       2
France...........................       1
Germany..........................       1
Latin America/Caribbean..........       1*
Mexico...........................       3
Russia...........................       1
Switzerland......................       1
United Kingdom...................       1
                                      ---
Total............................      20
                                      ===

- --------
*Located in Miami, Florida

  All of the Company's distribution centers are leased, except for one facility in Mexico, which is owned by the Company. Merisel FAB is located in a 10,120 square-foot facility in Pleasanton, California. The facility has been subleased from ComputerLand for a two-year period ending January 31, 1996. Merisel FAB's customers receive product shipments directly from ComputerLand Corporation's two warehouses located in Livermore, California and Indianapolis, Indiana.

  The Company's world headquarters are located in El Segundo, California, and the Company also maintains sales offices in various domestic and international locations. The Company believes that its facilities currently provide sufficient space for its present needs, and that suitable additional space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol MSEL. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                 HIGH     LOW
                                                                ------- -------
      FISCAL YEAR 1992
        First quarter.......................................... $14 7/8 $ 8 3/4
        Second quarter.........................................  14 3/8   7 7/8
        Third quarter..........................................  11 5/8   6 5/8
        Fourth quarter.........................................  11       7 1/8
      FISCAL YEAR 1993
        First quarter..........................................  13      10 1/8
        Second quarter.........................................  12 3/4   9 3/4
        Third quarter..........................................  16 1/2  10 3/8
        Fourth quarter.........................................  18 1/2  13 7/8
      FISCAL YEAR 1994
        First quarter (through March 21, 1994).................  22 1/8  16 5/8

  On March 21, 1994, the closing sale price for the Company's Common Stock was $21.50 per share. As of March 21, 1994, there were 1,020 record holders of the Company's Common Stock.

  Merisel has never declared or paid any dividends to stockholders. Certain of the Company's debt agreements currently prohibit the payment of dividends by the Company. At this time, the Company intends to continue its policy of retaining earnings for the continued development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA.

                                         YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------
                             1989      1990        1991       1992       1993
                           -------- ----------  ---------- ---------- ----------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:(1)
Net sales................  $629,362 $1,192,411  $1,585,446 $2,238,715 $3,085,851
Cost of sales............   562,950  1,073,553   1,427,491  2,036,292  2,827,315
                           -------- ----------  ---------- ---------- ----------
Gross profit.............    66,412    118,858     157,955    202,423    258,536
Selling, general &
 administrative expenses.    45,641    102,361     119,682    150,905    187,152
                           -------- ----------  ---------- ---------- ----------
Operating income.........    20,771     16,497      38,273     51,518     71,384
Interest expense.........     3,472     13,720      15,972     15,742     17,810
Other (income) expense...       636       (776)        823      1,299      2,722
                           -------- ----------  ---------- ---------- ----------
Income before income
 taxes...................    16,663      3,553      21,478     34,477     50,852
Provision for income
 taxes...................     6,417      2,918      10,652     14,812     20,413
                           -------- ----------  ---------- ---------- ----------
Net income...............  $ 10,246 $      635  $   10,826 $   19,665 $   30,439
                           ======== ==========  ========== ========== ==========
PER SHARE DATA:
Net income per share.....     $0.81      $0.03       $0.43      $0.67      $1.00
Weighted average number
 of shares...............    12,678     21,766      24,897     29,274     30,454
BALANCE SHEET DATA:
Working capital..........  $ 89,502 $  212,993  $   92,510 $  294,626 $  359,765
Total assets.............   215,838    431,706     508,586    667,313    936,283
Long-term and
 subordinated debt.......    51,355    158,949      25,316    153,433    208,500
Total debt...............    55,648    160,597     164,632    179,124    259,429
Stockholders' equity.....    48,643    114,283     125,537    198,882    223,857

- --------
(1) Merisel's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel has described year ends presented as if the year ended on December 31. Except for 1992, all fiscal years presented were 52 weeks in duration. In April 1990, the Company acquired Microamerica, Inc. ("Microamerica") in a transaction accounted for as a purchase. Prior to the purchase, the Company operated under the name Softsel Computer Products, Inc. ("Softsel"). The selected financial data set forth above includes that of Softsel prior to the acquisition of Microamerica and that of the combined equity subsequent to that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

  The Company was founded in 1980 and has grown both through internal growth and through acquisitions of other computer products distributors. By 1989, the Company had achieved annual revenues of $629.4 million, principally through internal expansion. In April 1990, the Company acquired Microamerica, Inc. ("Microamerica"), another worldwide distributor of microcomputer products, with net sales of approximately $526 million for the year ended December 31, 1989. In the years following the Microamerica acquisition, the Company's revenues increased from $1.6 billion in 1991 to $2.2 billion in 1992 and to $3.1 billion in 1993, reflecting substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for distribution of their products. The Company's net income as a percentage of sales, or net margin, improved over this period, largely as a result of management's success in reducing selling, general and administrative expenses and interest expense, expressed as a percentage of sales, to more than offset declines in the Company's gross margin to more than offset lower gross margins.


  On January 31, 1994, the Company completed the acquisition of certain assets of the ComputerLand Business from ComputerLand Corporation. See "Business-- ComputerLand Business." For its fiscal year ended September 30, 1993, the ComputerLand Business generated revenues of approximately $1.1 billion, gross profit of $54.7 million and income from operations of $16.6 million. See "-- Acquisition of ComputerLand Business."

  The Company anticipates that it will continue to experience downward pressure on gross margins due to industry price competition. In addition, the Company's recently acquired ComputerLand Business generates lower gross margins than the Company's existing wholesale distribution business. However, the ComputerLand Business has lower selling, general and administrative expenses as a percentage of sales than the Company's existing wholesale distribution business. See "-- Acquisition of ComputerLand Business." Although Merisel expects that it will be able to continue to reduce selling, general and administrative expenses as a percentage of sales, no assurance can be given as to whether such reductions will, in fact, occur or as to the actual amount of any such reductions. To the extent gross margins continue to decline and the Company is not successful in reducing selling, general and administrative expenses as a percentage of sales, the Company will experience a negative impact on its operating income.

RESULTS OF OPERATIONS

  For the periods indicated, the following table sets forth selected items from the Company's Consolidated Statements of Income, expressed as a percentage of net sales:

                                                       PERCENTAGE OF NET SALES
                                                      -------------------------
                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1991     1992     1993
                                                      -------  -------  -------
Net sales............................................   100.0%   100.0%   100.0%
Cost of sales........................................    90.0     91.0     91.6
                                                      -------  -------  -------
Gross profit.........................................    10.0      9.0      8.4
Selling, general and administrative expenses.........     7.5      6.7      6.1
                                                      -------  -------  -------
Operating income.....................................     2.5      2.3      2.3
Interest expense.....................................     1.0      0.7      0.6
Other expense........................................     0.1      0.1      0.1
                                                      -------  -------  -------
Income before income taxes...........................     1.4      1.5      1.6
Provision for income taxes...........................     0.7      0.6      0.6
                                                      -------  -------  -------
Net income...........................................     0.7%     0.9%     1.0%
                                                      =======  =======  =======

 YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

  The Company's net sales increased 37.8% to $3.1 billion in 1993 from $2.2 billion in 1992, reflecting significant growth in both domestic and international sales. The Company believes this increase is due principally to the establishment of new relationships with manufacturers in various markets around the world, the introduction of new products by existing manufacturers, increased customer demand for computer products and increased use of wholesale distribution by manufacturers in their distribution channels. The Company's 1992 fiscal year included 53 weeks due to the timing of the fiscal year end, while the 1993 fiscal year contained 52 weeks. See Note 1 of Notes to Consolidated Financial Statements.

  Geographically, the Company's 1993 net sales were generated as follows:
United States, $1.95 billion, or 63%; Canada, $395 million, or 13%; Europe, $532 million, or 17%; and other international markets, $207 million, or 7%. From 1992 to 1993, these geographic regions experienced sales growth rates of 32.3%, 30.7%, 64.1% and 51.4%, respectively. The Company's higher sales growth rate in Europe has resulted in part from the addition of significant new manufacturer relationships in various European markets. In the United States, the Company's sales increase is due in part to new product offerings from computer systems and other hardware manufacturers. In the United States, hardware and accessories accounted for 60.5% of net sales, and software accounted for 39.5% of net sales in 1993, as compared to 55.9% and 44.1%, respectively, in 1992. For additional information on the Company's operating results by geographic region, see Note 11 of Notes to Consolidated Financial Statements.

  Gross profit increased 27.7% to $258.5 million in 1993 from $202.4 million in 1992, reflecting the higher 1993 net sales. Gross margin declined to 8.4% in 1993 from 9.0% in 1992, principally as a result of continuing competitive pricing pressures worldwide.

  Selling, general and administrative ("SG&A") expenses increased 24.0% to $187.2 million in 1993 from $150.9 million in 1992, primarily as a result of increased expenses associated with the Company's 37.8% increase in net sales. SG&A expenses as a percentage of sales declined to 6.1% in 1993 from 6.7% in 1992, reflecting economies of scale resulting from higher sales volumes as well as improved operating efficiencies. The Company's number of full-time equivalent employees increased from 1,939 at December 31, 1992 to 2,502 at December 31, 1993.

  Operating income increased 38.6% to $71.4 million in 1993 from $51.5 million in 1992, despite small operating losses at the Company's Swiss, Austrian and French operations. Operating income as a percentage of sales was 2.3% in both 1993 and 1992, as the decline in gross margin of 0.6% in 1993 was offset by a corresponding decline in SG&A as a percentage of sales.

  Interest expense increased 13.1% to $17.8 million in 1993 from $15.7 million in 1992, but declined as a percentage of sales to 0.6% in 1993 from 0.7% in 1992. The increase in interest expense reflects higher average borrowings, principally to finance the Company's higher sales levels, offset in part by lower average interest rates in 1993.

  Other expense increased to $2.7 million in 1993 from $1.3 million in 1992, but other expense as a percentage of sales remained at 0.1% in both 1992 and 1993. Other expense in 1993 includes the fees paid by the Company in connection with the sale of an interest in its trade accounts receivables pursuant to an accounts receivable securitization program instituted in the third quarter of 1993. See "--Liquidity and Capital Resources." The Company intends to continue this program in future periods, and other expense is therefore anticipated to increase as additional fees are incurred.

  Provision for income taxes increased 37.8% to $20.4 million in 1993, reflecting the Company's 47.5% increase in income before income taxes. The Company's effective tax rate decreased to 40.1% in 1993 from 43.0% in 1992, primarily as a result of a $1.7 million income tax benefit related to the restructuring of the Company's Swiss operations in 1993. In addition, net losses of certain of the Company's subsidiaries that derive no tax benefit from such losses under local tax laws decreased in 1993.

  Net income increased 54.8% to $30.4 million in 1993 from $19.7 million in 1992, while net income per share increased to $1.00 from $0.67. The Company's weighted average number of shares outstanding increased from 29,274,000 shares in 1992 to 30,454,000 shares in 1993, reflecting the issuance of 4,600,000 shares in a public offering of the Company's Common Stock in March 1992 and the exercise of employee stock options.

 YEAR ENDED DECEMBER 31, 1992 COMPARED TO YEAR ENDED DECEMBER 31, 1991

  Net sales increased 41.2% to $2.2 billion in 1992 from $1.6 billion in 1991. The Company believes that this increase in net sales was due primarily to an increase in market share, customer demand, sales of new products from existing manufacturers and the establishment of new relationships with manufacturers and customers. In addition, the Company's 1992 fiscal year included 53 weeks due to the timing of the fiscal year end. See Note 1 of Notes to Consolidated Financial Statements.

  Hardware and accessories sales accounted for 56.6% of United States net sales in 1992, with software sales accounting for the remaining 43.4%. In 1991, hardware and accessories sales accounted for 57.6% of United States net sales, with software sales accounting for the remaining 42.4%.

  Geographically, the Company's 1992 net sales were generated as follows:
United States, $1.48 billion, or 66%; Canada, $303 million, or 14%; Europe, $324 million, or 14%; and other international markets, $137 million, or 6%. The increase in net sales achieved by the European operations was primarily the result of significant sales growth by the Company's United Kingdom and German subsidiaries. This increase was offset in part by lower than expected sales levels in Switzerland and France. For additional information on the Company's operating results by geographic region, see Note 11 of Notes to Consolidated Financial Statements.

  Gross profit increased 28.2% to $202.4 million in 1992 from $158.0 million in 1991, reflecting the increase in net sales in 1992. Gross margin decreased to 9.0% in 1992 from 10.0% in 1991, reflecting continued competitive pressures on pricing.

  SG&A expenses increased 26.1% to $150.9 million in 1992 from $119.7 million in 1991, but declined as a percentage of net sales to 6.7% in 1992 from 7.5% in 1991. The absolute dollar increase in SG&A expenses was primarily due to costs associated with the Company's 41.2% increase in net sales. The decrease in SG&A expenses as a percentage of net sales was the result of economies of scale resulting from higher sales volume as well as improved operating efficiencies. The Company's number of full-time equivalent employees increased to 1,939 at December 31, 1992 from 1,450 at December 31, 1991.

  Operating income increased 34.6% to $51.5 million in 1992 from $38.3 million in 1991, despite continuing operating losses in the Company's Swiss and Austrian subsidiaries and an operating loss at the Company's French subsidiary. Operating income as a percent of sales decreased to 2.3% in 1992 from 2.5% in 1991. The 0.2% decrease in operating income as a percent of net sales reflects the fact that the decrease in gross margin of 1.0% more than offset the decrease SG&A expenses as a percentage of net sales of 0.8%.

  Interest expense decreased 1.4% to $15.7 million in 1992 from $16.0 million in 1991 and decreased as a percentage of net sales to 0.7% in 1992 from 1.0% in 1991. The decrease in interest expense is attributable to both the Company's lower average borrowings in 1992 and a reduction in average funding cost. The Company's average borrowings under all lines of available credit decreased 2.5% to $151.2 million in 1992 from $155.0 million in 1991. The decrease in average borrowings is a result of a public offering of 4,600,000 shares of the Company's common stock in March 1992, providing net proceeds of $55.7 million, partially offset by an increase in working capital requirements related to the Company's growth and an increase in the Company's investing activities, principally property and equipment expenditures. See "--Liquidity and Capital Resources."

  The Company's provision for income taxes increased by 39.1% to $14.8 million in 1992 from $10.7 million in 1991, reflecting the Company's increased income before income taxes. The Company's effective tax rate declined to 43.0% in 1992 from 49.6% in 1991. The lower effective tax rate reflects the fact that, although certain of the Company's foreign subsidiaries incurred losses with no corresponding tax benefit, such losses comprised a smaller percentage of the Company's consolidated income before taxes in 1992 as compared to 1991.

  Net income increased 81.6% to $19.7 million in 1992 from $10.8 million in 1991. Net income per share increased to $0.67 in 1992 from $0.43 in 1991. The Company's weighted average number of shares increased to 29,274,000 shares in 1992 from 24,896,600 shares in 1991, primarily as a result of a public offering of 4,600,000 shares of the Company's common stock in March 1992.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

  Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to significant volatility, particularly on a quarterly basis.

  Additionally, the Company's net sales in the fourth quarter have been higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday period purchases. For a tabular presentation of certain quarterly financial data with respect to 1992 and 1993, see Note 12 of Notes to Consolidated Financial Statements.

ACQUISITION OF COMPUTERLAND BUSINESS

  Through the ComputerLand Acquisition, Merisel now operates the ComputerLand Business, a leading master reseller of computer systems and related products from the major microcomputer manufacturers to a network of approximately 750 independently-owned computer products resellers, including ComputerLand franchisees and affiliated resellers purchasing through the Datago program. See "Business--ComputerLand Business."

  For its fiscal year ended September 30, 1993, the ComputerLand Business generated net sales of $1.1 billion, gross profit of $54.7 million and income from operations of $16.6 million. Gross margin and SG&A expenses as a percentage of sales for this period were 5.1% and 3.6%, respectively, reflecting the lower margins and lower SG&A expenses incurred in the master reseller, or aggregator, business as compared to the Company's existing wholesale distribution business. The ComputerLand Business' operating margin as a percentage of sales for this period was 1.5%.

  As a master reseller, the ComputerLand Business supplies a significantly smaller number of products to a significantly smaller number of customers than the Company's existing distribution business. Master resellers focus on supplying computer systems and other higher-volume products to their customers while the Company's existing business supplies a wide range of products to many different types of customers. Certain of the larger computer manufacturers, such as Apple, Compaq, Hewlett-Packard and IBM, have historically required resellers to purchase their products from an affiliated aggregator, such as the ComputerLand Business. Wholesale distributors have not been authorized to sell these manufacturers' key microcomputer components, except on a limited basis.

  For the fiscal year ended September 30, 1993, approximately 76% of the ComputerLand Business' revenues were generated from the sale of products from four manufacturers: Apple, Compaq, Hewlett-Packard and IBM. The loss of any one of these four manufacturers, or a change in the way any of these manufacturers markets, prices or distributes its products, could have a material adverse effect on the ComputerLand Business' operating and financial results. Specifically, to the extent that one of the leading four manufacturers changes its current system of limiting authorization to sell its products to master resellers, the ComputerLand Business' sales levels would be adversely affected. The Company believes, however, that its existing wholesale distribution business may benefit from such changes.

  Substantially all of the ComputerLand Business' franchisees are electronically linked for the purposes of order placement and other communications, reducing the need for sales representatives and support personnel in comparison to the Company's existing business. In addition, substantially all of the ComputerLand Business' customers finance their orders through "floor plan" financing companies or pay on a C.O.D. basis, reducing the need for credit and collection personnel and reducing financing costs because of improved cash flow.

  As a result of the foregoing as well as other factors, master resellers such as the ComputerLand Business tend to generate both lower gross margins and lower operating expenses as a percentage of sales than those generated by the Company in its existing distribution business.

  Competition among master resellers is intense (see "Business--Competition"), and the ComputerLand Business may experience downward pressures on its gross margins due to competitive pricing decisions. Under the Services Agreement, ComputerLand Corporation will perform a significant portion of the ComputerLand Business' distribution functions for a contractually agreed-upon fee for a two-year period. As a result of this outsourcing arrangement, the ComputerLand Business does not directly control the costs of those distribution functions, and therefore will be limited in its ability to lower its costs in response to a lower gross margin environment during the two-year term of the Services Agreement. Due to this limitation, the Services Agreement provides that the service fee, as a percentage of sales volume, decreases if the ComputerLand Business' sales volume increases over a specified amount. Further, in the event sales volume does not increase over a specified amount, and the ComputerLand Business' gross margin declines, the Service Agreement provides for a limited reduction in the service fee to offset partially the decline in gross margin. Notwithstanding these contractual provisions, a material decline in the ComputerLand Business' gross margins could have a material adverse effect on the Company's results of operations.

  Substantially all of the ComputerLand Business' sales to its customers currently are financed on behalf of such customers by floor plan financing companies. The ComputerLand Business typically receives payment from these financing companies within three business days from the date of sale, resulting in reduced cash requirements for the ComputerLand Business as compared to the Company's existing wholesale distribution business. This floor plan financing is typically subsidized for the ComputerLand Business' customers by its manufacturers. Any material change in the availability or the terms of financing offered by such financing companies or in the subsidies provided by manufacturers could require the ComputerLand Business to provide such financing to its customers, thereby substantially increasing the working capital necessary to operate its business.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its growth and cash needs primarily through borrowings, income from operations, the public and private sales of its securities and securitizations of its accounts receivable.

  Net cash used for operating activities in 1993 was $125.4 million, as compared to net cash used for operating activities in 1992 of $58.6 million. The primary uses of cash in 1993 were increases in accounts receivables of $194.2 million, reflecting the Company's higher sales volumes, especially in December 1993, and greater sales to customers with extended credit terms, and inventories of $142.9 million, reflecting the Company's higher sales volumes. Sources of cash from operating activities included net income, after adjustment for non-cash items, of $55.9 million and an increase in accounts payable of $166.3 million.

  Net cash used for investing activities in 1993 was $25.1 million, principally reflecting significant investments in new computer systems, new warehouse management systems and new distribution facilities and equipment. The Company presently anticipates that its capital expenditures for 1994 will be approximately $25 million, principally for development and implementation of new computer systems in North America, new warehouse management systems, new computer systems for the Company's European operations and a new distribution center in Europe. See "Business--Operations and Distribution" and "Business-- International Operations."

  Net cash provided by financing activities in 1993 was $156.8 million, comprised principally of net borrowings under domestic revolving lines of credit of $70.1 million, net borrowings under foreign bank facilities of $10.2 million and proceeds from the sale of an interest in the Company's trade accounts receivables of $75.0 million pursuant to a receivables securitization program.

  To provide capital for the Company's operating and investing activities, the Company and its subsidiaries, including Merisel Americas, Merisel Europe and Merisel FAB, maintain a number of credit facilities. Merisel Americas and Merisel Europe are co-borrowers under a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. At March 18, 1994, $140.9 million was outstanding under this facility, comprised of $135.9 million in direct borrowings and $5 million in outstanding letters of credit. A portion of the net proceeds of the Offering will be used to reduce the balance due under this facility. See "Use of Proceeds." To provide for its anticipated working capital needs, on December 23, 1993, Merisel FAB entered into a $10 million unsecured revolving credit agreement. This agreement expires on January 29, 1995. At March 18, 1994, no amount was outstanding under this agreement. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of December 31, 1993 was $50.9 million.

  Merisel Americas has also entered into a $75 million trade accounts receivable securitization agreement pursuant to which it sells on an ongoing basis an undivided interest of up to $75 million in designated trade receivables to a syndicate of purchasers. The receivables are sold at face value and fees paid in connection with such sales are recorded by the Company as other expense. This facility expires in September 1994. Merisel Americas currently is negotiating an amendment to this facility to increase its amount to $150 million and to extend its expiration date to November 1994. The net proceeds from the increase in this facility will be used to reduce the amount of outstanding borrowings under Merisel Americas' and Merisel Europe's $150 million revolving bank credit facility.

  To finance the ComputerLand Acquisition, the Company borrowed $65 million under an unsecured credit agreement with a bank lender. This agreement expires on January 29, 1995, but is subject to mandatory prepayment upon any debt or equity issuance by the Company. Merisel FAB also borrowed $16 million, the balance of the ComputerLand Acquisition purchase price, under a separate credit agreement, which was repaid in full on February 15, 1994.

  Merisel Americas also has outstanding $100 million of 8.58% senior notes due June 30, 1997, and $22 million of 11.28% subordinated notes due in five equal annual principal installments, beginning in March 1996. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

  In connection with the ComputerLand Acquisition, Merisel FAB and ComputerLand Corporation entered into the Services Agreement pursuant to which ComputerLand will provide significant distribution and other support services to Merisel FAB for up to two years. See "Business--ComputerLand Business." Under the Services Agreement, Merisel FAB has been granted $20 million in extended credit terms on its product purchases from ComputerLand Corporation. ComputerLand Corporation has agreed to use this $20 million account receivable from Merisel FAB to purchase 1,103,144 shares of the Company's Common Stock at a per share price of $18.13, if and when a registration statement covering the resale of such shares is declared effective by the Securities and Exchange Commission. It is presently anticipated that the Company will file such a registration statement in March 1994.

  Merisel believes that its existing cash balances, together with the proceeds of an offering of 5 million shares of the Company's Common Stock anticipated to occur in the second quarter of 1994, income from operations, proceeds of receivables securitizations and borrowings under lines of credit will be sufficient to meet its working capital and capital investment needs through at least the next twelve months.

ASSET MANAGEMENT

  Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, Merisel's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers which contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow moving or obsolete inventory or manufacturer price reductions. In the event of a manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

  The Company offers credit terms to qualifying customers and also sells on a prepay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure through monitoring of customers' creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. In certain foreign markets, the Company may elect to purchase credit insurance for certain accounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Merisel, Inc.:

  We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 1992 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 1992 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche

Los Angeles, California
February 22, 1994

                         MERISEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    DECEMBER 31,
                                                                  ------------------
                                                                    1992      1993
                                                                  --------  --------
                          A S S E T S
CURRENT ASSETS:
  Cash..........................................................  $    133  $     14
  Accounts receivable (net of allowance for doubtful accounts of
   $11,160 and $16,543 at December 31, 1992 and 1993,
   respectively)................................................   296,192   393,252
  Inventories...................................................   299,526   442,392
  Prepaid expenses and other current assets.....................     5,029    15,443
  Deferred income tax benefit...................................     5,620     8,942
                                                                  --------  --------
    Total current assets........................................   606,500   860,043
PROPERTY AND EQUIPMENT, NET.....................................    24,857    39,858
COST IN EXCESS OF NET ASSETS ACQUIRED, NET......................    34,186    32,832
OTHER ASSETS....................................................     1,770     3,550
                                                                  --------  --------
  TOTAL ASSETS..................................................  $667,313  $936,283
                                                                  ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................................  $248,545  $414,841
  Accrued liabilities...........................................    30,149    26,811
  Short-term bank debt..........................................    25,691    50,929
  Income taxes payable..........................................     7,489     7,697
                                                                  --------  --------
    Total current liabilities...................................   311,874   500,278
                                                                  --------  --------
DEFERRED INCOME TAX LIABILITY...................................       916     1,787
                                                                  --------  --------
LONG-TERM DEBT..................................................   131,433   186,500
                                                                  --------  --------
SUBORDINATED DEBT...............................................    22,000    22,000
                                                                  --------  --------
MINORITY INTEREST...............................................     2,208     1,861
                                                                  --------  --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 1,000,000 shares;
   none issued or outstanding
  Common stock, $.01 par value; authorized 50,000,000 shares;
   outstanding 29,297,200 and 29,604,300 at December 31, 1992
   and 1993, respectively.......................................       293       296
  Additional paid-in capital....................................   139,319   140,775
  Retained earnings.............................................    61,073    91,512
  Cumulative translation adjustment.............................    (1,803)   (8,726)
                                                                  --------  --------
    Total stockholders' equity..................................   198,882   223,857
                                                                  --------  --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................  $667,313  $936,283
                                                                  ========  ========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1991        1992        1993
                                            ----------- ----------- -----------
NET SALES.................................. $ 1,585,446 $ 2,238,715 $ 3,085,851
COST OF SALES..............................   1,427,491   2,036,292   2,827,315
                                            ----------- ----------- -----------
GROSS PROFIT...............................     157,955     202,423     258,536
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES..................................     119,682     150,905     187,152
                                            ----------- ----------- -----------
OPERATING INCOME...........................      38,273      51,518      71,384
INTEREST EXPENSE...........................      15,972      15,742      17,810
OTHER EXPENSE..............................         823       1,299       2,722
                                            ----------- ----------- -----------
INCOME BEFORE INCOME TAXES.................      21,478      34,477      50,852
PROVISION FOR INCOME TAXES.................      10,652      14,812      20,413
                                            ----------- ----------- -----------
NET INCOME................................. $    10,826 $    19,665 $    30,439
                                            =========== =========== ===========
NET INCOME PER SHARE....................... $      0.43 $      0.67 $      1.00
                                            =========== =========== ===========
WEIGHTED AVERAGE NUMBER OF SHARES..........  24,896,600  29,274,000  30,454,000
                                            =========== =========== ===========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                             NOTES
                           COMMON STOCK    ADDITIONAL          CUMULATIVE  RECEIVABLE
                         -----------------  PAID-IN   RETAINED TRANSLATION   COMMON
                           SHARES   AMOUNT  CAPITAL   EARNINGS ADJUSTMENT    STOCK     TOTAL
                         ---------- ------ ---------- -------- ----------- ---------- --------
BALANCE AT DECEMBER 31,
 1990................... 24,261,400  $243   $ 82,473  $30,582   $  1,566     $(581)   $114,283
 Exercise of stock op-
  tions and other.......    189,500     2        204                                       206
 Amortization of de-
  ferred compensation...                         148                                       148
 Cumulative translation
  adjustment............                                              74                    74
 Net income.............                               10,826                           10,826
                         ----------  ----   --------  -------   --------     -----    --------
BALANCE AT DECEMBER 31,
 1991................... 24,450,900   245     82,825   41,408      1,640      (581)    125,537
 Exercise of stock op-
  tions and other.......    246,300     2        676                                       678
 Amortization of de-
  ferred compensation...                         124                                       124
 Payments on notes due
  from sale of stock....                                                       581         581
 Issuance of common
  stock from public
  offering..............  4,600,000    46     55,694                                    55,740
 Cumulative translation
  adjustment............                                          (3,443)               (3,443)
 Net income.............                               19,665                           19,665
                         ----------  ----   --------  -------   --------     -----    --------
BALANCE AT DECEMBER 31,
 1992................... 29,297,200   293    139,319   61,073     (1,803)              198,882
 Exercise of stock op-
  tions and other.......    307,100     3      1,456                                     1,459
 Cumulative translation
  adjustment............                                          (6,923)               (6,923)
 Net income.............                               30,439                           30,439
                         ----------  ----   --------  -------   --------     -----    --------
BALANCE AT DECEMBER 31,
 1993................... 29,604,300  $296   $140,775  $91,512   $ (8,726)      --     $223,857
                         ==========  ====   ========  =======   ========     =====    ========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  FOR THE YEARS ENDED DECEMBER
                                                               31,
                                                 ----------------------------------
                                                   1991        1992        1993
                                                 ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................... $  10,826  $   19,665  $   30,439
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activi-
   ties:
    Depreciation and amortization...............     8,420       9,185      10,476
    Provision for bad debts.....................    13,404      15,471      17,441
    Deferred income taxes.......................    (1,182)       (789)     (2,451)
    Amortization of deferred compensation.......       148         124
    Changes in assets and liabilities, net of
     the effects from acquisitions:
      Accounts receivable.......................   (60,785)    (91,298)   (194,214)
      Inventories...............................   (34,267)    (72,010)   (142,866)
      Prepaid expenses and other assets.........        70      (1,257)     (6,613)
      Accounts payable..........................    54,644      59,080     166,296
      Accrued liabilities.......................     3,292       2,592      (4,124)
      Income taxes payable......................     6,785         629         208
                                                 ---------  ----------  ----------
        Net cash provided by (used for)
         operating activities...................     1,355     (58,608)   (125,408)
                                                 ---------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment............    (5,938)     (9,969)    (24,576)
  Proceeds from sale of property and equipment..                             1,004
  Investments in unconsolidated affiliates......                              (844)
  Acquisitions, net of cash acquired............                              (685)
  Cash acquired in connection with acquisition
   of subsidiary................................                    15
                                                 ---------  ----------  ----------
        Net cash (used for) investing activi-
         ties...................................    (5,938)     (9,954)    (25,101)
                                                 ---------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under foreign bank facilities......     7,197      12,790      10,237
  Net (repayments) borrowings under new or ex-
   isting revolving lines of credit.............    (3,162)     29,500      70,067
  Repayment of prior revolving lines of credit..              (128,394)
  Borrowings under senior notes.................               100,000
  Proceeds from sale of account receivables.....                            75,000
  Net proceeds from sale of common stock........                55,740
  Proceeds from issuance of common stock........       206         679       1,459
  Payments received from notes due from sale of
   stock........................................                   581
                                                 ---------  ----------  ----------
        Net cash provided by financing activi-
         ties...................................     4,241      70,896     156,763
                                                 ---------  ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........        74      (2,742)     (6,373)
                                                 ---------  ----------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......      (268)       (408)       (119)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..       809         541         133
                                                 ---------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........ $     541  $      133  $       14
                                                 =========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMA-
 TION--
  Cash paid (received) during the year for:
    Interest.................................... $  15,125  $   10,582  $   20,741
    Income taxes................................      (927)     14,811      20,924
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY--On April 1, 1992, the
 Company purchased a 50% interest in a Mexican distribution company. The Company paid cash in exchange for newly issued stock. In 1993, the Company paid
 $214,000 and accrued $786,000 to reflect its minimum liability for the acquisi-
 tion of an additional 10% interest in the Mexican distributor. (See Note 9).

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1991, 1992 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General--Merisel, Inc. ("Merisel" or the "Company") is a worldwide distributor of microcomputer hardware and software. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition, Returns and Sales Incentives--The Company recognizes revenue from hardware and software sales as products are shipped. The Company, subject to certain limitations, permits its customers to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs which, among others, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's manufacturers. The allowance for sales returns and costs of customer incentive programs is accrued concurrently with the recognition of revenue.

  Cash Equivalents--The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

  Inventories--Inventories are valued at the lower of cost or market; cost is determined on the average cost method.

  Property and Depreciation--Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

  Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired results principally from the acquisition in 1990 of Microamerica, Inc. and is being amortized over a period of forty years using the straight-line method. Accumulated amortization was $2,533,000 and $3,468,000 at December 31, 1992 and 1993, respectively.

  Income Taxes--Deferred income taxes represent the amounts which will be paid or received in future periods based on the tax rates that are expected to be in effect when the temporary differences are scheduled to reverse.

  The Company intends to invest the undistributed earnings of its foreign subsidiaries indefinitely. At December 31, 1992 and 1993, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes was approximately $11 million and $15 million, respectively. However, it is anticipated that United States income taxes on such amounts would be substantially offset by available foreign income tax credits.

  The Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," effective January 1, 1992. The adoption of this statement had no material effect on the Company's financial statements.

  Disclosures about the Fair Values of Financial Instruments--The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. The estimated fair value of long-term

                         MERISEL, INC. AND SUBSIDIARIES
debt including current maturities, based on reference to quoted market prices, exceeded the carrying value by approximately $6,000,000 and $8,700,000 as of December 31, 1992 and 1993, respectively.

  Foreign Currency Translation--Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rate in effect at the close of the period. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the period. The aggregate effect of translating the financial statements of foreign subsidiaries is included in a separate component of stockholders' equity entitled Cumulative Translation Adjustment. In the normal course of business, the Company advances funds to certain of its foreign subsidiaries, which are not expected to be repaid in the foreseeable future. Translation adjustments resulting from these advances are included in Cumulative Translation Adjustment. In an attempt to minimize foreign exchange transaction gains and losses, forward contracts are used to hedge short-term advances to foreign subsidiaries and inventory purchases. Gains and losses on the transactions being hedged are offset by the gains or losses on these contracts. At December 31, 1993, the Company had approximately $85 million of short-term forward contracts outstanding. In 1991, 1992 and 1993, there were net foreign currency gains of $70,000, $843,000 and $283,000, respectively.

  Net Income per Share--Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock options) outstanding during the related period, unless such inclusion is antidilutive. The weighted average number of shares includes shares issuable upon the assumed exercise of stock options less the number of shares assumed purchased with the proceeds available from such exercise.

  Fiscal Periods--The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest toMarch 31, June 30, September 30, and December 31. For clarity of presentation, the Company has described year-ends presented as if the years ended on December 31 and quarter-ends presented as if the quarters ended on March 31, June 30, September 30, and December 31. The 1991 and 1993 fiscal years were 52 weeks, while the 1992 fiscal year was 53 weeks in duration. All quarters were 13 weeks except for the quarter ended December 31, 1992 which was 14 weeks in duration.

2. SALE OF ACCOUNTS RECEIVABLE

  In September 1993, the Company entered into a trade accounts receivable securitization agreement with a securitization company, pursuant to which the securitization company may purchase on an ongoing basis for a one year period up to $75 million of an undivided interest in designated accounts receivable. At December 31, 1993, $75 million of net accounts receivable were sold under this agreement. Fees of $685,000, incurred in connection with the sale of accounts receivable, were included in Other Expense in 1993.

                         MERISEL, INC. AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                               1992      1993
                                                             --------  --------
   Land and building........................................ $    478  $    390
   Equipment................................................   28,731    37,988
   Furniture and fixtures...................................    5,749     7,886
   Leasehold improvements...................................    9,991    11,514
   Construction in progress.................................    2,265    10,687
                                                             --------  --------
   Total....................................................   47,214    68,465
   Less accumulated depreciation and amortization...........  (22,357)  (28,607)
                                                             --------  --------
   Property and equipment, net.............................. $ 24,857  $ 39,858
                                                             ========  ========

4. INCOME TAXES

  The components of income before income taxes consisted of the following (in thousands):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                   1991       1992       1993
                                                ---------- ---------- ----------
   Domestic.................................... $   20,723 $   31,208 $   46,080
   Foreign.....................................        755      3,269      4,772
                                                ---------- ---------- ----------
   Total....................................... $   21,478 $   34,477 $   50,852
                                                ========== ========== ==========

  The provision for income taxes consisted of the following (in thousands):

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1991        1992        1993
                                             ----------  ----------  ----------
   Current:
     Federal................................ $    8,772  $   10,046  $   15,552
     State..................................      2,137       2,596       3,994
     Foreign................................        925       2,341       3,318
                                             ----------  ----------  ----------
     Total current..........................     11,834      14,983      22,864
                                             ----------  ----------  ----------
   Deferred:
     Domestic...............................     (1,944)       (744)     (2,636)
     Foreign................................        762         573         185
                                             ----------  ----------  ----------
     Total deferred.........................     (1,182)       (171)     (2,451)
                                             ----------  ----------  ----------
     Total provision........................ $   10,652  $   14,812  $   20,413
                                             ==========  ==========  ==========

                        MERISEL, INC. AND SUBSIDIARIES

  Deferred tax liabilities and assets were comprised of the following:

                                                                DECEMBER 31,
                                                               ---------------
                                                                1992    1993
                                                               ------  -------
   Deferred tax liabilities
     State taxes.............................................. $  138  $   203
     Depreciation.............................................  1,468    3,343
                                                               ------  -------
     Total.................................................... $1,606  $ 3,546
                                                               ======  =======
   Deferred tax assets
     Net operating loss of foreign subsidiaries............... $5,200  $ 3,200
     Expense accruals.........................................  5,104    8,642
     Other, net...............................................  1,206    2,059
                                                               ------  -------
                                                               11,510   13,901
     Valuation allowances..................................... (5,200)  (3,200)
                                                               ------  -------
     Total.................................................... $6,310  $10,701
                                                               ======  =======

  The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1991        1992        1993
                                            ----------  ----------  ----------
   Statutory rate..........................       34.0%       34.0%       35.0%
   Foreign income subject to tax at other
    than statutory rate....................        1.1         1.2         1.0
   Utilization of net operating losses of
    foreign subsidiary.....................                               (3.3)
   State income taxes, less effect of fed-
    eral deduction.........................        6.0         4.6         4.1
   Foreign losses without tax benefits.....        5.5         3.7         2.6
   Goodwill amortization...................        1.4         0.7         0.5
   Other...................................        1.6        (1.2)        0.2
                                            ----------  ----------  ----------
   Effective tax rate......................       49.6%       43.0%       40.1%
                                            ==========  ==========  ==========

5. DEBT

  At December 31, 1993, the Company had unsecured senior borrowing commitments of $250 million, which consisted of $100 million of 8.58% senior notes ("Senior Notes"), and a $150 million revolving credit agreement ("Revolver"). The Senior Notes are due on June 30, 1997, and the Revolver is due on May 31, 1997.

  At December 31, 1993, there was $100 million outstanding under the Senior Notes, and $86.5 million outstanding under the Revolver. In addition, the Company had $5 million in outstanding letters of credit under its Revolver. Advances under the Revolver bear interest at specific rates based upon market reference rates and the Company's performance relative to specific levels of debt to total capitalization. The combined average interest rate at December 31, 1993 was approximately 4.7%. The Company is also required to pay a commitment fee on the unused available funds on the Revolver.

  The Senior Notes and Revolver agreements both contain various covenants, including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth and place limitations on the acquisition of assets. The agreements also require the Company to maintain certain specified financial ratios, including interest coverage, total debt to total capitalization and inventory turnover.

  At December 31, 1993, approximately $102 million of outstanding debt was advanced to foreign subsidiaries. In addition, the Company and its subsidiaries have various unsecured lines of credit denominated

                         MERISEL, INC. AND SUBSIDIARIES
in their local currencies under which they may borrow an aggregate of $81 million. The Company had borrowings under the lines of credit of $27.6 million and $50.9 million outstanding at December 31, 1992 and 1993, respectively.

6. LONG-TERM SUBORDINATED DEBT

  On March 30, 1990, the Company sold an aggregate of $22,000,000 of privately placed subordinated notes. The notes provide for interest at the rate of 11.28% per annum and are repayable in five equal annual installments beginning March 1996. The subordinated debt agreement contains certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, or sell certain assets and prohibits the payment of dividends. The subordinated debt agreement also requires the Company to maintain specified financial ratios similar in nature, but generally less restrictive, than those described in Note 5.

7. COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities and certain equipment under noncancelable operating leases. Future minimum rental payments, under leases that have initial or remaining noncancelable lease terms in excess of one year are $12,333,000 in 1994, $9,409,000 in 1995, $8,707,000 in 1996, $7,712,000 in
1997, $7,420,000 in 1998 and $22,402,000 thereafter. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 1991, 1992 and 1993 was $8,889,000, $11,007,000, and $12,617,000, respectively.

  The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the Company's financial statements.

8. EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS

  Under the Company's stock option plans, incentive stock options may be granted to employees and nonqualified options may be granted to employees, directors, and consultants. The plans authorized the issuance of an aggregate of 4,616,200 shares upon exercise of options granted thereunder. The optionees, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors, though incentive stock options must be granted at prices which are no less than the fair market value of the Company's common stock at the date of grant. Options granted under the plans expire ten years from the date of grant. The following summarizes activity in the plans for the three years ended December 31, 1993:

                                                       OPTION EXERCISES PRICE
                                           NUMBER    --------------------------
                                         OF OPTIONS    PER SHARE       TOTAL
                                         ----------  -------------- -----------
   Outstanding, December 31, 1990.......  1,734,790  $ 1.11--$ 8.41 $ 9,157,000
   Granted..............................  1,048,830       3.00        3,147,000
   Exercised............................    (58,110)   1.11-- 3.00     (123,000)
   Canceled............................. (1,285,080)   2.20-- 8.41   (7,924,000)
                                         ----------                 -----------
   Outstanding, December 31, 1991.......  1,440,430    1.11-- 8.41    4,257,000
   Granted..............................    741,500      11.38        8,434,000
   Exercised............................   (239,580)   1.11-- 6.25     (685,000)
   Canceled.............................    (78,810)   3.00-- 6.25     (446,000)
                                         ----------                 -----------
   Outstanding, December 31, 1992.......  1,863,540    1.11--11.38   11,560,000
   Granted..............................    327,000   11.75--11.88    3,883,000
   Exercised............................   (307,100)   1.11--11.38   (1,051,000)
   Canceled.............................    (27,300)   3.00--11.38     (266,000)
                                         ----------                 -----------
   Outstanding, December 31, 1993.......  1,856,140    2.20--11.88  $14,126,000
                                         ==========                 ===========

                        MERISEL, INC. AND SUBSIDIARIES

  A total of 1,032,000 and 1,089,500 options were exercisable under the stock option plans at December 31, 1992 and 1993, respectively.

  During 1987, the Company's Board of Directors authorized the issuance of 350,000 nonqualified stock options to an officer of the Company for the purchase of common stock at an exercise price of $.01 per share. The options vested over five years from the date of grant and are exercisable for a period of up to ten years. The difference between the fair market value of the common stock underlying the nonqualified stock options as of the date of grant and the exercise price, an aggregate of $1,484,000, was amortized as compensation expense over the five-year vesting period. Compensation expense related to these stock options was $148,000 and $124,000 in 1991 and 1992, respectively. As of December 31, 1993, 150,000 options remained outstanding.

  The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least one month of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $285,000, $378,000 and $443,000 to the plan during the years ended December 31, 1991, 1992 and 1993, respectively.

9. ACQUISITIONS

  Effective April 1, 1992, the Company purchased a fifty percent interest in a computer products distribution company in Mexico. Merisel paid cash, which was retained by the Mexican distributor in exchange for newly issued common stock. In 1993, the Company paid $214,000 and accrued $786,000 to reflect its minimum liability for the acquisition of an additional 10% interest in the Mexican distributor. The Company will purchase the remaining forty percent interest over the next two years at a price to be determined based upon the distributor's operating results during that period, subject to a minimum price of $4 million. Pro forma income statement information related to this acquisition has not been provided as the financial statement impact is not significant.

10. SUBSEQUENT EVENT

  On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), acquired certain assets of the United States Franchise and Distribution Division of ComputerLand Corporation. The Company paid approximately $80 million in cash at closing for the acquired assets. In addition, the Company has agreed to make an additional payment in 1996 of up to $30 million. This payment will be based upon the growth of the Company's sales of products of designated vendors to specified customers over the two-year period ending January 31, 1996. Merisel FAB has also entered into a Distribution and Services Agreement with ComputerLand Corporation whereby ComputerLand Corporation will provide products and distribution and other support services to Merisel FAB for two years following the acquisition.

11. SEGMENT INFORMATION

  The Company's operations involve a single industry segment--the wholesale distribution of micro-computer hardware and software products. The geographic areas in which the Company operates are the

                         MERISEL, INC. AND SUBSIDIARIES

United States, Canada, Europe (United Kingdom, France, Germany, Switzerland, and Austria), and Other International (Latin America and Australia in 1991, and Latin America, Australia and Mexico in 1992 and 1993). Net sales, operating income (before interest, other nonoperating expenses and income taxes) and identifiable assets by geographical area were as follows (in thousands):

                            UNITED                          OTHER                      CON-
                            STATES    CANADA   EUROPE    INTERNATIONAL ELIMINATIONS SOLIDATED
                          ---------- -------- --------  -------------- ------------ ----------
1991:
Net sales:
 Unaffiliated customers.  $1,045,161 $257,718 $211,215     $ 71,352                 $1,585,446
 Transfers between geo-
  graphical areas.......      36,142                             28      $(36,170)
                          ---------- -------- --------     --------      --------   ----------
 Total..................  $1,081,303 $257,718 $211,215     $ 71,380      $(36,170)  $1,585,446
                          ========== ======== ========     ========      ========   ==========
 Operating income
  (loss)................  $   34,430 $  3,091 $  1,416     $   (664)                $   38,273
                          ========== ======== ========     ========                 ==========
 Identifiable assets....  $  333,964 $ 87,810 $ 81,218     $ 24,782      $(19,188)  $  508,586
                          ========== ======== ========     ========      ========   ==========
1992:
Net sales:
 Unaffiliated customers.  $1,475,222 $302,512 $324,180     $136,801                 $2,238,715
 Transfers between geo-
  graphical areas.......      39,047                            502      $(39,549)
                          ---------- -------- --------     --------      --------   ----------
 Total..................  $1,514,269 $302,512 $324,180     $137,303      $(39,549)  $2,238,715
                          ========== ======== ========     ========      ========   ==========
 Operating income
  (loss)................  $   45,151 $  5,489 $   (664)    $  1,542                 $   51,518
                          ========== ======== ========     ========                 ==========
 Identifiable assets....  $  414,161 $100,592 $126,953     $ 50,917      $(25,310)  $  667,313
                          ========== ======== ========     ========      ========   ==========
1993:
Net sales:
 Unaffiliated customers.  $1,951,411 $395,375 $531,938     $207,127                 $3,085,851
 Transfers between geo-
  graphical areas.......      40,193                            113      $(40,306)
                          ---------- -------- --------     --------      --------   ----------
 Total..................  $1,991,604 $395,375 $531,938     $207,240      $(40,306)  $3,085,851
                          ========== ======== ========     ========      ========   ==========
 Operating income.......  $   59,945 $  7,421 $    372     $  3,646                 $   71,384
                          ========== ======== ========     ========                 ==========
 Identifiable assets....  $  588,711 $123,844 $192,097     $ 68,951      $(37,320)  $  936,283
                          ========== ======== ========     ========      ========   ==========

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected financial information for the quarterly periods for the fiscal years ended 1992 and 1993 is presented below (in thousands, except per share amounts):

                                                         1992
                                      ------------------------------------------
                                      MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                      -------- -------- ------------ -----------
   Net sales......................... $487,103 $512,735   $554,250    $684,627
   Gross profit......................   46,442   47,920     47,749      60,312
   Net income........................    4,140    4,442      3,535       7,548
   Net income per share..............     0.16     0.15       0.12        0.25
                                                         1993
                                      ------------------------------------------
                                      MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                      -------- -------- ------------ -----------
   Net sales......................... $692,458 $713,422   $731,442    $948,529
   Gross profit......................   59,423   59,132     61,556      78,425
   Net income........................    6,353    6,072      6,108      11,906
   Net income per share..............     0.21     0.20       0.20        0.39

                                                                     SCHEDULE II

                         MERISEL, INC. AND SUBSIDIARIES

    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND
                     EMPLOYEES (OTHER THAN RELATED PARTIES)

                        DECEMBER 31, 1991, 1992 AND 1993

                                                                        BALANCE AT
                                                                       DECEMBER 31,
                                                    DEDUCTIONS             1991
                                                ------------------- ------------------
                          BALANCE AT             AMOUNTS   AMOUNTS
                         DECEMBER 31,           COLLECTED/ WRITTEN
NAME OF DEBTOR (1)           1990     ADDITIONS CANCELLED    OFF    CURRENT NONCURRENT
- ------------------       ------------ --------- ---------- -------- ------- ----------
John J. Connors.........   $497,000    $ 6,000   $127,000      --     --     $376,000
Norman H. Gauthier......   $100,000        --         --       --     --     $100,000
Michael A. Gumbert......   $100,000        --         --       --     --     $100,000
Michael D. Pickett......   $233,000    $13,000        --       --     --     $246,000

                                                                        BALANCE AT
                                                                       DECEMBER 31,
                                                    DEDUCTIONS             1992
                                                ------------------- ------------------
                          BALANCE AT             AMOUNTS   AMOUNTS
                         DECEMBER 31,           COLLECTED/ WRITTEN
NAME OF DEBTOR               1991     ADDITIONS CANCELLED    OFF    CURRENT NONCURRENT
- --------------           ------------ --------- ---------- -------- ------- ----------
John J. Connors.........   $376,000        --    $ 76,000      --     --     $300,000
Norman H. Gauthier......   $100,000        --         --       --     --     $100,000
Michael A. Gumbert......   $100,000        --         --       --     --     $100,000
Michael D. Pickett......   $246,000    $ 3,000   $249,000      --     --          --

                                                                        BALANCE AT
                                                                       DECEMBER 31,
                                                    DEDUCTIONS             1993
                                                ------------------- ------------------
                          BALANCE AT             AMOUNTS   AMOUNTS
                         DECEMBER 31,           COLLECTED/ WRITTEN
NAME OF DEBTOR               1992     ADDITIONS CANCELLED    OFF    CURRENT NONCURRENT
- --------------           ------------ --------- ---------- -------- ------- ----------
John J. Connors.........   $300,000    $ 8,000   $119,000      --     --     $189,000
Norman H. Gauthier......   $100,000        --    $ 42,000  $58,000    --          --
Michael A. Gumbert......   $100,000        --         --       --     --     $100,000

                                                                   SCHEDULE VIII

                         MERISEL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1991, 1992 AND 1993

                                BALANCE AT  CHARGED TO               BALANCE AT
                               DECEMBER 31,  COSTS AND              DECEMBER 31,
                                   1990      EXPENSES   DEDUCTIONS      1991
                               ------------ ----------- ----------- ------------
Accounts receivable--Doubtful
 accounts....................  $ 6,553,000  $13,404,000 $10,732,000 $ 9,225,000
Accounts receivable--Other
 (1).........................    1,142,000   11,143,000  10,338,000   1,947,000
                                BALANCE AT  CHARGED TO               BALANCE AT
                               DECEMBER 31,  COSTS AND              DECEMBER 31,
                                   1991      EXPENSES   DEDUCTIONS      1992
                               ------------ ----------- ----------- ------------
Accounts receivable--Doubtful
 accounts....................  $ 9,225,000  $15,471,000 $13,536,000 $11,160,000
Accounts receivable--Other
 (1).........................    1,947,000   13,117,000  11,868,000   3,196,000

                                BALANCE AT  CHARGED TO               BALANCE AT
                               DECEMBER 31,  COSTS AND              DECEMBER 31,
                                   1992      EXPENSES   DEDUCTIONS      1993
                               ------------ ----------- ----------- ------------
Accounts receivable--Doubtful
 accounts....................  $11,160,000  $17,441,000 $12,058,000 $16,543,000
Accounts receivable--Other
 (1).........................    3,196,000   22,565,000  21,498,000   4,263,000

- --------
(1) Accounts receivable--Other includes allowances for sales returns and uncollectible cooperative advertising credits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1993, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 30, 1994.

ITEM 11. EXECUTIVE COMPENSATION.

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1993, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 30, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1993, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 30, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1993, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 30, 1994.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) List of documents filed as part of this Report:

    (1) FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

        Independent Auditors' Report

        Consolidated Balance Sheets at December 31, 1992 and 1993.

        Consolidated Statements of Income for each of the three years in the period ended December 31, 1993.

        Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1993.

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993.

        Notes to Consolidated Financial Statements.

    (2) FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

        Schedule II--Amounts Receivable from Related Parties and
        Underwriters, Promoters and Employees (other than Related Parties).

        Schedule VIII--Valuation and Qualifying Accounts.

        Schedules other than those referred to above have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

    (3) EXHIBITS

        The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

  (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATE: MARCH 24, 1994

                                        Merisel, Inc.

                                                  /s/ James L. Brill
                                        By______________________________________
                                                     James L. Brill
                                             Senior Vice President, Finance,
                                               Chief Financial Officer and
                                                        Secretary

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                             TITLE                       DATE
             ---------                             -----                       ----
     /s/ Michael D. Pickett                                             March 24, 1994
- ------------------------------------
         Michael D. Pickett          Co-Chairman of the Board of
                                      Directors, President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)
       /s/ Robert S. Leff                                               March 17, 1994
- ------------------------------------
           Robert S. Leff            Co-Chairman of the Board of
                                      Directors and Senior Vice
                                      President--
                                      Business Development
       /s/ David S. Wagman                                              March 16, 1994
- ------------------------------------
          David S. Wagman            Vice-Chairman of the Board of
                                      Directors
       /s/ James L. Brill                                               March 24, 1994
- ------------------------------------
           James L. Brill            Senior Vice President--Finance,
                                      Chief Financial Officer,
                                      Secretary and Director
                                      (Principal Financial Officer)
       /s/ Gary A. Schultz                                              March 24, 1994
- ------------------------------------
          Gary A. Schultz            Corporate Controller
                                      (Principal Accounting Officer)
      /s/ Dr. Arnold Miller                                             March 24, 1994
- ------------------------------------
         Dr. Arnold Miller           Director
        /s/ Joseph Abrams                                               March 24, 1994
- ------------------------------------
           Joseph Abrams             Director
    /s/ Lawrence J. Schoenberg                                          March 16, 1994
- ------------------------------------
       Lawrence J. Schoenberg        Director
                                                                        March   , 1994
- ------------------------------------
         Dwight Steffensen           Director
                                                                        March   , 1994
- ------------------------------------
           David L. House            Director

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------

     3.1     Restated Certificate of Incorporation of Registrant.(1)
     3.2     Amendment to Certificate of Incorporation of Registrant dated August 22,
             1990.(6)
     3.3     Bylaws, as amended, of Merisel, Inc.(8)
    10.1     Microamerica Substitute Stock Option Plan of Registrant together with related forms of Stock Option Agreements.(4)*
    10.2     1983 Stock Option Plan of Softsel Computer Products, Inc., as amended, together with Form of Incentive Stock Option Agreement and Form of
             Nonqualified Stock Option Agreement under the 1983 Employee Stock Option
             Plan.(7)*
    10.3     1983 Employee Stock Option Plan of Softsel Computer Products, Inc., as
             amended, together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under the 1983 Employee Stock
             Option Plan.(7)*
    10.4     1991 Employee Stock Option Plan of Merisel, Inc. together with Form of
             Incentive Stock Option Agreement and Form of Nonqualified Stock Option
             Agreement under the 1991 Employee Stock Option Plan.(8)*
    10.5     Merisel, Inc. 1992 Stock Option Plan for Nonemployee Directors.(10)*
    10.6     Incentive Stock Option Agreements between Registrant and Michael D.
             Pickett dated as of October 1, 1986 and March 4, 1987.(1)*
    10.7     Nonqualified Stock Option Agreement between Registrant and Michael D.
             Pickett dated as of December 11, 1987.(1)*
    10.8     Amendment to Stock Option Agreements together with Joint Escrow
             Instructions between Michael D. Pickett and Registrant dated as of August
             11, 1988.(1)*
    10.9     Softsel Computer Products, Inc. Executive Deferred Compensation Plan.(9)*
    10.10    Merisel, Inc. 1993 Management Incentive Program.*
    10.11    Employment Agreement between Registrant and Michael D. Pickett dated as of
             August 14, 1992.(11)*
    10.12    Merisel, Inc. Amended and Restated 401(k) Retirement Savings Plan.*
    10.13    Asset Transfer, Assignment and Assumption Agreement dated as of December
             23, 1993 by and between Registrant and Merisel Americas, Inc.
    10.14    Asset Transfer, Assignment and Assumption Agreement dated as of December
             23, 1993 by and between Registrant and Merisel Europe, Inc.
    10.15    Lease between Registrant and Pacifica Holding Company dated April 6,
             1989.(2)
    10.16    Lease Agreement dated October 27, 1988 by and between Rosewood Development
             Corporation and Microamerica, Inc. re: property located in Marlborough,
             Massachusetts.(3)
    10.17    Lease Agreement dated May 23, 1990 by and between Kilroy-Freehold El
             Segundo Company and Softsel/Microamerica, Inc., re: property located in El
             Segundo, California.(5)
    10.18    Lease Agreement dated October 1991 by and between Koll Hayward Associates
             II and Merisel, Inc.(9)
    10.19    Asset Purchase Agreement dated January 31, 1994 between ComputerLand
             Corporation, Merisel FAB, Inc. and, for purposes of Section 2.2 thereof, the Registrant. Portions of this agreement have been omitted pursuant to
             Rule 24b-2 of the Securites Exchange Act of 1934, as amended.(12)

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
    10.20    Guaranty Agreement dated January 31, 1994 between ComputerLand Corporation and the Registrant.(12)
    10.21    Distribution and Services Agreement dated January 31, 1994 between
             ComputerLand Corporation and Merisel FAB, Inc. A copy of this agreement has been omitted pursuant to Rule 24b-2 of the Securities Act of 1934, as amended.
    10.22    Stock Purchase Agreement dated January 31, 1994 between the Registrant and
             ComputerLand Corporation.(12)
    10.23    Credit Agreement dated December 23, 1993 between the Registrant and
             NationsBank of Texas, N.A. ("Credit Agreement")(12)
    10.24    Amendment No. 1 to Credit Agreement dated January 31, 1994.(12)
    10.25    Amended and Restated Senior Note Purchase Agreement by and among each of the purchasers named therein and Merisel Americas, Inc., dated as of
             December 23, 1993.
    10.26    Amended and Restated Subordinated Note Purchase Agreement by and among each of the purchasers named therein and Merisel Americas, Inc., dated as of December 23, 1993.
    10.27    Revolving Credit Agreement dated as of December 23, 1993 among Merisel
             Americas, Inc., Merisel Europe, Inc., the Registrant, the lender parties thereto, Citicorp USA, Inc., as agent, and Citibank, N.A., as designated issuer.
    10.28    Assumption and Second Amendment dated as of December 23, 1993 made by
             Merisel Americas, Inc. in favor of and by CIESCO L.P., Citibank, N.A. and
             Citicorp North America, Inc.
    21       Subsidiaries of the Registrant.
    23       Consent of Deloitte & Touche.

- -------
*Management contract or executive compensation plan or arrangement.

(1) Filed as an exhibit to the Form S-1 Registration Statement of Softsel Computer Products, Inc., No. 33-23700, and incorporated herein by this reference.

(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 of Softsel Computer Products, Inc., and incorporated herein by this reference.

(3) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 of Softsel Computer Products, Inc., and incorporated herein by this reference.

(4) Filed as an exhibit to the Form S-8 Registration Statement of Softsel Computer Products, Inc., No. 33-34296, filed with the Securities and Exchange Commission April 12, 1990, and incorporated herein by this reference.

(5) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 of Softsel Computer Products, Inc., and incorporated herein by this reference.

(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by this reference.

(7) Filed as an exhibit to the Form S-8 Registration Statement of Softsel Computer Products, Inc., No. 33-35648, filed with the Securities and Exchange Commission June 29, 1990, and incorporated herein by this reference.

(8) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by this reference.

(9) Filed as an exhibit to the Form S-3 Registration Statement of Merisel, Inc., No. 33-45696, and incorporated herein by this reference.

(10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by this reference.

(11) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 of Merisel, Inc., and incorporated herein by this reference.

(12) Filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994.