Form 10-K/A
period 1993-12-31
MERISEL INC /DE/
filed 1994-05-04
CIK 724941

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 1

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           INDEX TO FORM 10-K/A

                                 MERISEL, INC.

                                                                  PAGE REFERENCE

                                     PART I

Item 1. Business............................................................   1

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operation......................................................  12

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

  Achieving Operational Excellence. The Company believes that high levels of customer service and operating efficiency, or "operational excellence," are important factors in achieving and maintaining success in the highly competitive microcomputer products distribution industry. The Company measures operational excellence by such standards as "ease of doing business," accuracy and efficiency in delivering products and expediting the delivery of services and information. Merisel constantly strives to improve itsoperational processes. In furtherance of this strategy, the Company is in the process of upgrading and improving its computer operating systems as well as its warehouse management systems. See "--Operations and Distribution." In addition, the Company is reorganizing its European operations, adding new management personnel and centralizing certain functions to achieve economies of scale. Merisel will seek to continue to refine the operational systems at its foreign sales offices and distribution centers in order to increase the uniformity and efficiency of the Company's worldwide operations. See "--International Operations." These changes are intended to enhance the Company's ability to offer faster, more efficient and accurate service to its customers.

  Expanding Internationally. Merisel believes that it generates the largest volume of international sales of any U.S.-based distributor, and is the largest wholesale distributor of computer products in Canada and a leading distributor in Europe, Mexico, Australia and Latin America. See "--International Operations." The Company believes that many international markets will continue to offer growth and profit opportunities, due to the immature and fragmented nature of the microcomputer distribution industry in these markets. Merisel believes it is well positioned to capitalize on the opportunities presented in a number of these markets because of the current scope of its international operations and its ability to offer a broader range of products and specialized services than many of its competitors. The Company's strategy is to expand its international operations through internal growth and the possible acquisition of existing distributors or the establishment of new operations in other countries.

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

  The Company also offers two exclusive training programs: Softeach, a two-day worldwide seminar series whereby manufacturers train resellers about their products, and Selteach, a training seminar series that gives manufacturers an opportunity to provide product information to Merisel's United States sales force. In 1993, Merisel offered Softeach seminars in 26 cities and 11 countries. Merisel, through third-party consultants, also conducts training classes regarding certain Novell, 3Com, The Santa Cruz Operation, Digital Equipment Corporation, Sun Microsystems, Microsoft and Lotus products for its reseller customers.

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

  The Company's United States, Canadian and United Kingdom operations, other than the ComputerLand Business, are conducted using a mainframe-based computer system, originally implemented in the early 1980s, that operates on hardware owned and operated by a third-party service provider. In recent years, the Company has experienced a significant increase in both its sales volume and in the number and type of transactions processed by the computer system. The Company believes that the ability of its existing computer system in North America to process the increased sales volumes contemplated for 1994 and the first three quarters of 1995 is limited without certain modifications to the system. The Company is in the process of implementing such modifications and believes such modifications will be successful. If, however, there is a delay in implementing the modifications, or if the system, as modified, performs below anticipated service levels, the existing system may not be able to accommodate anticipated increases in sales volumes and transaction requirements in the fourth quarter of 1994. As a result, the Company is making a significant investment in new advanced computer and warehouse management systems for its North American operations.

  These new systems are designed to accommodate sales volumes of up to twice current volumes as well as provide greater transaction accuracy and operating efficiency and more flexibility to accommodate a variety of transaction types. The Company began designing the new computer system in early 1993 and currently anticipates that it will convert to the new system in late 1994 and the first half of 1995. The Company presently estimates that its aggregate investment in the new computer systems, including costs of system design, hardware, software, installation and training, will be approximately $20 million. The Company installed its first new warehouse management system, which includes infrared bar coding equipment and advanced computer hardware and software systems, in one warehouse in 1993 and anticipates installation in its remaining North American warehouses during 1994 and 1995.

  The design and implementation of these new systems are complex projects and involve risks that unanticipated problems may delay implementation of the new systems or cause them to perform below anticipated service levels. The Company therefore is making a substantial investment (see above) in the design and installation of these systems and is dedicating a significant number of its personnel on a full-time basis (82 employees and independent contractors) to these projects. In the event the Company experiences delays in implementation of these new systems or such systems fail to perform at anticipated service levels, the Company may not be able to accommodate anticipated increases in sales volumes and transaction processing requirements after the third quarter of 1995.

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

  For segment information regarding Merisel's United States and international operations, see Note 11 of Notes to Consolidated Financial Statements.

COMPUTERLAND BUSINESS

  On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), completed the ComputerLand Acquisition. As a result of the ComputerLand Acquisition, Merisel, through the ComputerLand Business, will now operate as a master reseller of computer systems and related products from the major microcomputer manufacturers to a network of approximately 750 independently-owned product resellers composed of two customer groups: ComputerLand franchisees, with whom Merisel acts as franchisor by licensing the ComputerLand name and providing both product supply and various support services, and resellers purchasing under the ComputerLand Business' Datago Program, which are independent dealers and value-added resellers that purchase products from the ComputerLand Business on a cost-plus basis, but do not license the ComputerLand name. For its fiscal year ended September 30, 1993, the ComputerLand Business generated net revenues of approximately $1.1 billion and income from operations of $16.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of ComputerLand Business."

  In connection with its purchase of the ComputerLand Business, Merisel purchased the ComputerLand Business' franchise and third-party reseller agreements as well as the rights in the United States to ComputerLand Corporation's trademarks, trade names, service marks, copyrights, patents and logos. Merisel paid approximately $80 million in cash at the closing of the ComputerLand Acquisition for the acquired assets. In addition, Merisel has agreed to make an additional payment in 1996 of up to $30 million, the amount of which will be determined based upon the growth in Merisel FAB's and the Company's sales of products of designated manufacturers to specified customers over the two-year period ending January 31, 1996. Sixty-five of the ComputerLand Business' 66 employees became employees of Merisel FAB in connection with the ComputerLand Acquisition. Merisel did not purchase the order fulfillment systems, warehouses or inventory used by the ComputerLand Business. Instead, the Company eventually intends to integrate these functions into its facilities and systems. As an interim strategy Merisel and ComputerLand Corporation have entered into the Services Agreement pursuant to which ComputerLand Corporation will continue to provide products and distribution and other support services to the ComputerLand Business for two years following the ComputerLand Acquisition.

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

  Over 76% of the ComputerLand Business' sales to its customers currently are financed on behalf of such customers by floor plan financing companies, and the ComputerLand Business typically receives payment from these financing companies within three business days from the date of sale. Such floor plan financing is typically subsidized for the ComputerLand Business' customers by its suppliers. Any material change in the availability or the terms of financing offered by such financing companies or the subsidies provided by suppliers could require Merisel FAB to provide such financing to its customers, thereby substantially increasing the working capital necessary to operate its business.

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

  The ComputerLand Business is subject to competition from other franchisors and aggregators in obtaining and retaining franchisees and third-party resellers, as well as competition from wholesale distributors with respect to sales of products to customers in the ComputerLand Business' network. See "-- The Industry." The Company believes that the ComputerLand Business' pricing, brand selection, product availability and service levels are competitive in the industry. With respect to brand selection, the Company believes that an important factor in the ComputerLand Business' ability to attract customers is the fact that it is able to offer computer systems and other hardware products from Apple, Compaq, Hewlett-Packard and IBM. These manufacturers historically have sold their products directly to resellers and through a limited number of master resellers such as the ComputerLand Business. The loss of any of these manufacturers, or any change in the way any such manufacturers' markets, prices or distributes its products, could have a material adverse effect on the ComputerLand Business' operations and financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Acquisition of ComputerLand Business." The ComputerLand Business' principal competitors are Intelligent Electronics, MicroAge and InaCom, all of which maintain networks of franchisees and third-party dealers and which carry products of one or more of the Company's major manufacturers. Certain of the ComputerLand Business' competitors have greater financial resources than the Company.

EMPLOYEES

  As of December 31, 1993 Merisel had 2,502 employees. Merisel considers its relations with its employees to be excellent.

                                    PART II

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

  On January 31, 1994, the Company completed the acquisition of certain assets of the ComputerLand Business from ComputerLand Corporation. See "Business-- ComputerLand Business." For its fiscal year ended September 30, 1993, the ComputerLand Business generated net revenues of approximately $1.1 billion, gross profit of $54.7 million and income from operations of $16.6 million. See "--Acquisition of ComputerLand Business."

  The Company anticipates that it will continue to experience downward pressure on gross margins due to industry price competition. In addition, the Company's recently acquired ComputerLand Business generates lower gross margins than the Company's existing wholesale distribution business. However, the ComputerLand Business has lower selling, general and administrative expenses as a percentage of sales than the Company's existing wholesale distribution business. See "-- Acquisition of ComputerLand Business." Although Merisel expects that it will be able to continue to reduce selling, general and administrative expenses as a percentage of sales, through (among other things) the implementation of new computer operating systems and warehouse management systems that will enable the Company to utilize its existing assets more productively, no assurance can be given as to whether such reductions will, in fact, occur or as to the actual amount of any such reductions. See "Business--Operations and Distribution." To the extent gross margins continue to decline and the Company is not successful in reducing selling, general and administrative expenses as a percentage of sales, the Company will experience a negative impact on its operating income.

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

  Geographically, the Company's 1993 net sales were generated as follows:
United States, $1.95 billion, or 63%; Canada, $395 million, or 13%; Europe, $532 million, or 17%; and other international markets, $207 million, or 7%. From 1992 to 1993, these geographic regions experienced sales growth rates of 32.3%, 30.7%, 64.1% and 51.4%, respectively. The Company's higher sales growth rate in Europe has resulted in part from the addition of new manufacturer relationships in various European markets. In the United States, the Company's sales increase is due in part to new product offerings from computer systems and other hardware manufacturers. In the United States, hardware and accessories accounted for 60.5% of net sales, and software accounted for 39.5% of net sales in 1993, as compared to 55.9% and 44.1%, respectively, in 1992. For additional information on the Company's operating results by geographic region, see Note 11 of Notes to Consolidated Financial Statements.

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

  Geographically, the Company's 1992 net sales were generated as follows:
United States, $1.48 billion, or 66%; Canada, $303 million, or 14%; Europe, $324 million, or 14%; and other international markets, $137 million, or 6%. The increase in net sales achieved by the European operations was primarily the result of sales growth by the Company's United Kingdom and German subsidiaries. This increase was offset in part by lower than expected sales levels in Switzerland and France. For additional information on the Company's operating results by geographic region, see Note 11 of Notes to Consolidated Financial Statements.

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

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

  Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

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

  For its fiscal year ended September 30, 1993, the ComputerLand Business generated net revenues of$1.1 billion, gross profit of $54.7 million and income from operations of $16.6 million. Gross margin and SG&A expenses as a percentage of net revenues for this period were 5.1% and 3.6%, respectively, reflecting the lower margins and lower SG&A expenses incurred in the master reseller, or aggregator, business as compared to the Company's existing wholesale distribution business. The ComputerLand Business' operating margin as a percentage of net revenues for this period was 1.5%.

  As a master reseller, the ComputerLand Business supplies a significantly smaller number of products to a significantly smaller number of customers than the Company's existing distribution business. See "Business--The Industry," "Business--Products and Manufacturer Services" and "Business--Customers and Customer Services." Master resellers focus on supplying computer systems and other higher-volume products to their customers while the Company's existing business supplies a wide range of products to many different types of customers. Certain of the larger computer manufacturers, such as Apple, Compaq, Hewlett-Packard and IBM, have historically required resellers to purchase their products from an affiliated aggregator, such as the ComputerLand Business. Wholesale distributors have not been authorized to sell these manufacturers' key microcomputer components, except on a limited basis.

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

  All of the ComputerLand Business' franchisees are electronically linked for the purposes of order placement and other communications, reducing the need for sales representatives and support personnel in comparison to the Company's existing business. In addition, over 95% of the ComputerLand Business' customers currently finance their orders through "floor plan" financing companies or pay on a C.O.D. basis, reducing the need for credit and collection personnel and reducing financing costs because of improved cash flow.

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

  Over 76% of the ComputerLand Business' sales to its customers currently are financed on behalf of such customers by floor plan financing companies. The ComputerLand Business typically receives payment from these financing companies within three business days from the date of sale, resulting in reduced cash requirements for the ComputerLand Business as compared to the Company's existing wholesale distribution business. This floor plan financing is typically subsidized for the ComputerLand Business' customers by its manufacturers. Any material change in the availability or the terms of financing offered by such financing companies or in the subsidies provided by manufacturers could require the ComputerLand Business to provide such financing to its customers, thereby substantially increasing the working capital necessary to operate its business.

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

  Net cash used for investing activities in 1993 was $25.1 million, principally reflecting investments in new computer systems, new warehouse management systems and new distribution facilities and equipment. The Company presently anticipates that its capital expenditures for 1994 will be approximately $25 million, principally for development and implementation of new computer systems in North America, new warehouse management systems, new computer systems for the Company's European operations and a new distribution center in Europe. See "Business--Operations and Distribution" and "Business--International Operations."

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

DATE: MAY 3, 1994

                                          Merisel, Inc.

                                                   /s/ James L. Brill
                                          By___________________________________
                                                      James L. Brill
                                              Senior Vice President, Finance,
                                                Chief Financial Officer and
                                                         Secretary