Form 10-Q
period 1994-03-31
MERISEL INC /DE/
filed 1994-05-16
CIK 724941

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994.
                               ---------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________  to ___________

                             Commission File Number
                                    0-17156
                                 MERISEL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                            95-4172359
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)

                           200 Continental Boulevard
                           El Segundo, CA 90245-0984
             (Address and zip code of principal executive offices)

                                 (310) 615-3080
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                              ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
          Class                                 May 9, 1994
          -----                      ----------------------------------
Common Stock, $.01 par value                    29,681,199

                                 MERISEL, INC.
                                 -------------

                                     INDEX
                                     -----

                                                           Page Reference
                                                           ---------------
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets
          March 31, 1994 and December 31, 1993                  1-2

          Consolidated Statements of Income
          Three Months Ended March 31, 1994 and 1993              3

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1994 and 1993              4

          Notes to Consolidated Financial Statements            5-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations        9-14

PART II   OTHER INFORMATION                                      15

          SIGNATURES                                             16


                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                    ASSETS

                                                   March 31,       December 31,
                                                     1994             1993
                                                   ---------       ------------
CURRENT ASSETS:
Cash and cash equivalents                                $29                $14
Accounts receivable (net of allowance
 for doubtful accounts of $17,605
 and $16,543 for 1994 and 1993, respectively)        434,034            393,252
Inventories                                          465,908            442,392
Prepaid expenses and other current assets             12,832             15,443
Deferred income tax benefit                            8,011              8,942
                                                  ----------           --------
    Total current assets                             920,814            860,043

PROPERTY AND EQUIPMENT-NET                            44,333             39,858

COST IN EXCESS OF NET ASSETS
 ACQUIRED-NET                                        115,560             32,832

OTHER ASSETS                                           5,124              3,550
                                                  ----------           --------
TOTAL ASSETS                                      $1,085,831           $936,283
                                                  ==========           ========

          See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,      December 31,
                                                    1994             1993
                                                 ----------      ------------
CURRENT LIABILITIES:
Accounts payable                                   $470,645          $414,841
Accrued liabilities                                  40,135            26,811
Short-term bank debt                                 34,754            50,929
Income taxes payable                                  7,709             7,697
                                                  ---------       -----------
                                                    553,243           500,278
  Total current liabilities

Long-term debt                                      276,050           186,500
Subordinated debt                                    22,000            22,000
Deferred income tax liability                         1,038             1,787
                                                  ---------        ----------
TOTAL LIABILITIES                                   852,331           710,565
                                                  ---------        ----------

MINORITY INTEREST                                       846             1,861

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
 authorized 1,000,000 shares;
 none issued or outstanding
Common stock, $.01 par value,
 authorized 50,000,000 shares;
 outstanding 29,629,100 and
 29,604,300 for 1994 and
 1993, respectively                                     296               296
Additional paid-in capital                          140,883           140,775
Retained earnings                                   100,108            91,512
Cumulative translation adjustment                    (8,633)           (8,726)
                                                 ----------          --------
Total stockholders' equity                          232,654           223,857
                                                 ----------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,085,831          $936,283
                                                 ==========          ========

         See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                        Three Months Ended March 31,
                                            1994         1993
                                       ------------  ---------------
NET SALES                                $1,154,622      $692,458

COST OF SALES                             1,072,316       633,035
                                         ----------      --------

GROSS PROFIT                                 82,306        59,423

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                    61,216        43,354
                                         ----------      --------

OPERATING INCOME                             21,090        16,069

INTEREST EXPENSE                              6,204         4,789

OTHER EXPENSE                                 1,324           219
                                         ----------      --------

INCOME BEFORE INCOME TAXES                   13,562        11,061

PROVISION FOR INCOME TAXES                    4,966         4,708
                                         ----------      --------

NET INCOME                                   $8,596        $6,353
                                         ==========      ========

NET INCOME PER SHARE                          $0.28         $0.21
                                         ==========      ========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                      30,865        30,300
                                         ==========      ========

         See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                       1994           1993
                                                   -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $8,596          $6,353
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
 Depreciation and amortization                         3,632           2,472
 Provision for bad debts                               4,142           3,198
 Deferred income taxes                                   182          (1,314)
Changes in assets and liabilities:
 Accounts receivable                                 (77,508)        (35,085)
 Inventories                                         (23,516)        (30,064)
 Prepaid expenses and other assets                     2,620          (3,870)
 Accounts payable                                     55,804          59,923
 Accrued liabilities                                   8,636           1,285
 Income taxes payable                                     12             269
                                                   ---------        --------
Net cash (used for) provided by
 operating activities                                (17,400)          3,167
                                                   ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                    (6,833)         (5,062)
Acquisition of ComputerLand Business                 (82,196)
                                                   ---------        --------
Net cash used for investing activities               (89,029)         (5,062)
                                                   ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit            536,200         188,050
Repayments under revolving line of credit           (526,650)       (179,150)
Repayments of local borrowings                        (1,175)         (7,469)
Borrowings in connection with acquisition             65,000
Proceeds from sale of accounts receivable             32,500
Proceeds from issuance of common stock                   108             537
                                                   ---------       ---------
Net cash provided by financing activities            105,983           1,968
                                                   ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  461            (121)
                                                   ---------       ---------
NET INCREASE (DECREASE) IN CASH &
 CASH EQUIVALENTS                                         15             (48)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD              14             133
                                                   ---------       ---------
CASH & CASH EQUIVALENTS, END OF PERIOD                   $29             $85
                                                   =========       =========

         See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  General

Merisel, Inc. ("Merisel" or the "Company") is a worldwide wholesale distributor of microcomputer hardware and software products. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The information for the three months ended March 31, 1994 and 1993 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

2.  Public Stock Offering

On March 25, 1994, the Company filed a Registration Statement with the Securities and Exchange Commission with respect to a proposed public offering of 5,250,000 shares of common stock (the "Offering"). On May 12, 1994, the Company withdrew the Offering due to unfavorable market conditions.

3.  Acquisitions

On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), acquired certain assets of the United States Franchise and Distribution Division (the "F&D Division") of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The Company paid $80.2 million in cash at closing and $2 million of direct acquisition costs for the acquired assets. In addition, the Company has agreed to make an additional payment in 1996 of up to $30 million. This payment will be based upon the growth of the Company's and Merisel FAB's sales of products of designated vendors to specified customers over the two-year period ending January 31, 1996. The acquisition has been accounted for as a purchase. Under the purchase method of accounting, an allocation of the purchase price to the Merisel FAB assets and liabilities is required to reflect fair values. A final allocation of the purchase price has not yet been performed.

Merisel FAB has also entered into a Distribution and Services Agreement with Vanstar Corporation whereby Vanstar will provide products and distribution and other support services to Merisel FAB for two years following the acquisition. Under the Services

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Agreement, Merisel has been granted $20 million in extended credit terms on its product purchases from Vanstar Corporation (the "Vanstar Payable"). Vanstar Corporation has agreed to use this $20 million account receivable from Merisel to purchase 1,103,144 shares of Common Stock of the Company at a per share price of $18.13, if and when a registration statement covering the resale of such shares is declared effective by the Securities and Exchange Commission. Such registration statement was filed by the Company on April 5, 1994. Vanstar Corporation has agreed that, after it acquires the shares, it will remain a holder of a least 1,103,144 shares of Common Stock of the Company until January 31, 1996; provided that Vanstar Corporation will have the right to sell any or all shares of Common Stock owned by it in the event the last sale price reported by the Nasdaq National Market immediately prior to the placing of a sell order by Vanstar Corporation is below $12.14 or, under certain circumstances, $13.59.

Following is summarized pro forma operating results assuming that the Company had acquired the F&D Division and issued the ComputerLand shares on January 1, 1993.

                                        Three Months Ended March 31,
                                            1994           1993
                                        ------------    ------------
                                               (in thousands)
Net sales                                $1,256,354       $  933,002
Income before taxes                          13,901           12,635
Net income                                    8,799            7,297
Net income per share                           0.28             0.23
Weighted average share outstanding           31,968           31,403

The summarized pro forma operating results are based, in part, on historical income statement information obtained from the F&D Division's statement of revenues and operating expenses for the month ended January 31, 1994 and the quarter ended March 31, 1993. Such historical statements presents the revenues, direct expenses and general and administrative expenses allocated from Vanstar. The pro forma information for 1994 includes the actual operating results for the period from February 1, 1994 to March 31, 1994. In addition, the summarized pro forma information for the F&D Division, prior to its acquisition by the Company, includes adjustments to reflect the allocation of general and administrative expenses, such as, the costs of the distribution centers and general corporate functions and administrative personnel. Such expenses have been allocated based upon such factors as the ratio of shipments by the F&D Division to total shipments by Vanstar Corporation and Vanstar's management's estimate of the time spent by shared employees of Vanstar Corporation. The pro forma results also include adjustments for interest expense on debt incurred in connection with the acquisition, amortization of intangible assets and provision for income taxes assuming a 40% effective tax rate. The summarized pro forma information may not be indicative of the results that would have occurred if the acquisition and issuance of common shares had been consummated on January 1, 1994 or 1993 or which may be achieved in the future.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

4.  Sale of Accounts Receivable

Pursuant to a trade accounts receivable securitization agreement with a securitization company, entered into in September 1993 and amended in March 1994, the securitization company may purchase on an ongoing basis up to $150 million of an undivided interest in designated accounts receivable. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in November 1994. At March 31, 1994, $107.5 million of net accounts receivable were sold under this agreement.

5.  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the related period, including common stock options when dilutive.

6.  Fiscal Year

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The Company's first quarter is the 13 or 14 week period ending on the Saturday nearest to March 31. The three month period ended March 31, 1994 and 1993 were each 13 week periods. For simplicity of presentation, the Company has described the interim periods and year-end period as of March 31, and December 31, respectively.

7.  Debt

The Company and its subsidiaries maintain a number of credit facilities, including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. At March 31, 1994, $111.1 million was outstanding under this facility. In addition, the Company had $5 million in outstanding letters of credit under this facility. On December 23, 1993, Merisel FAB entered into a $10 million unsecured revolving credit agreement. This agreement expires on January 29, 1995. At March 31 1994, no amount was outstanding under this agreement. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of March 31, 1994 was $34.8 million.

To finance the ComputerLand Acquisition, the Company borrowed $65 million under an unsecured credit agreement with a bank. This agreement expires on January 29, 1995, but is subject to mandatory prepayment upon any debt or equity issuance by the Company.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The Company also has outstanding $100 million of 8.58% senior notes due June 30, 1997, and $22 million of 11.28% subordinated notes due in five equal annual principal installments, beginning in March 1996.

8. Supplemental Disclosure of Cash Flow Information

Cash paid in the quarter ended March 31 for interest and income taxes was as follows:

                                 1994              1993
                                ------            ------
                                   (in thousands)

    Interest                    $4,984            $7,849
    Income Taxes                $3,853            $5,648

During the quarters ended March 31, 1994 and 1993, the Company accrued $2,000,000 and $1,000,000, respectively, to reflect the acquisition of an additional 20% and 10% interest in a Mexican distributor.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

GENERAL
- - -------

Merisel is the largest worldwide publicly-held wholesale distributor of microcomputer hardware and software products. Merisel sells products to over 65,000 computer resellers, including VARs, large retail chains, franchising operations, computer superstores and general consumer product retailers. The Company currently maintains 20 distribution centers that serve North America, Europe, Latin America and Australia.

On January 31, 1994, the Company acquired, through its wholly-owned subsidiary Merisel FAB, Inc., ("Merisel FAB") certain assets of the United States Franchise and Distribution Division of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The operating results for the quarter ended March 31, 1994 include the results of operations for Merisel FAB from February 1, 1994 to March 31, 1994.

The following table sets forth the percentage relationship that certain income and expense items bear to net sales and is derived from the consolidated statements of income for the Company for the three month periods ended March 31, 1994 and 1993:

                                   Percentage of Net Sales
                                   -----------------------
                                     Three Months Ended
                                           March 31
                                      1994         1993
                                   ----------   ----------
Net sales                            100.0%        100.0%
Cost of sales                         92.9          91.4
                                     -----         -----
Gross profit                           7.1           8.6
Selling, genl. and admin. expenses     5.3           6.3
                                     -----         -----
Operating income                       1.8           2.3
Interest expense                       0.5           0.7
Other expense                          0.1           0.0
                                     -----         -----
Income before income taxes             1.2           1.6
Provision for income taxes             0.5           0.7
                                     -----         -----
Net income                             0.7%          0.9%
                                     =====         =====

RESULTS OF OPERATIONS
- - ---------------------

Three Months Ended March 31, 1994 as Compared to the Three Months Ended
- - -----------------------------------------------------------------------
March 31, 1993
- - --------------

Net sales increased 66.7% from $692.5 million in 1993 to $1,154.6 million in 1994. The increase in net sales was due to sales growth in existing distribution operations in all geographic regions, resulting from increased demand for computer products, an increase in product offerings and additional availability from manufacturers such as Apple, IBM and Hewlett Packard and the impact of the ComputerLand Acquisition. Net sales for Merisel FAB were $186 million or 16.1% of consolidated net sales for the quarter ended March 31, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

Geographically, the Company's net sales for the quarter ended March 31, 1994 were generated as follows: United States, $751.8 million, or 65%; Canada, $142.7 million, or 12.4%; Europe, $194.8 million, or 16.9%; and other international markets, $65.3 million, or 5.7%. From 1993 to 1994, these geographic regions experienced sales growth rates of 79.4%, 40.8%, 58% and 34.4%, respectively. The Company's higher sales growth rate in Europe has resulted in part from the addition of new manufacturer relationships in various European markets. In the United States, the Company's sales increase is due in part to new product offerings from computer systems and other hardware manufacturers and the increase in sales relating to the ComputerLand Acquisition.

In the United States, including Merisel FAB, hardware and accessories accounted for 72% of net sales, and software accounted for 28% of net sales in 1994, as compared to 55% and 45 % respectively, in 1993. The increase in hardware sales is due primarily to the fact that Merisel FAB's revenues are predominantly hardware related.

Gross profit increased 38.5% from $59.4 million in 1993 to $82.3 million in 1994. Gross profit as a percentage of sales, or gross margin, decreased from 8.6% in 1993 to 7.1% in 1994. The decrease in gross margin is principally attributable to continued competitive pressures on pricing worldwide and the effect of the ComputerLand Acquisition. In addition, Merisel FAB generates lower gross margins than the Company's wholesale distribution business. However, Merisel FAB's operating expenses are generally lower than the Company's wholesale distribution business, which helps offset the lower gross margins. The Company anticipates that it will continue to experience downward pressure on gross margin due to industry price competition.

Selling, general and administrative expenses ("SG&A") increased 41.2% from $43.4 million in 1993 to $61.2 million in 1994. SG&A decreased as a percentage of net sales from 6.3% in 1993 to 5.3% in 1994. The absolute dollar increase in SG&A is primarily due to costs associated with the Company's 66.7% increase in net sales, while the decrease in SG&A as a percentage of sales is due to economies of scale resulting from the higher sales volume. In addition, Merisel FAB's operating expenses, as a percentage of sales, are lower than Merisel's wholesale distribution business.

Operating income increased 31.3% from $16.1 million in 1993 to $21.1 million in 1994. Operating income as a percentage of net sales was 2.3% in 1993 and 1.8% in 1994. Although the Company's European operations achieved an operating profit before interest and taxes, they experienced a net loss for the quarter ended March 31, 1994 as a result of continued competitive pressure on margin coupled with a difficult economic environment in Europe. The Company's subsidiaries in Switzerland, Germany and Austria achieved positive net results, while the Company's subsidiaries in the U.K. and France experienced net losses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

Interest expense increased 29.6% from $4.8 million in 1993 to $6.2 million in 1994, but decreased from 0.7% to 0.5% as a percentage of net sales in 1993 compared to 1994. The increase in interest expense is primarily attributable to the Company's higher average borrowings in 1994. The Company's average month-end bank borrowings increased 73.5% from $183.1 million in 1993 to $317.6 million in 1994. The increase in average borrowings in 1994 reflected the need to finance higher levels of working capital to support increased sales and to finance the ComputerLand Acquisition.

Other expenses increased from $0.2 million in 1993 to $1.3 million in 1994, primarily due to asset securitization fees incurred in connection with accounts receivable securitizations.

The Company's provision for income taxes increased 5.5% from $4.7 million in 1993 to $5.0 million in 1994, reflecting the Company's increased income before income taxes. The Company's effective tax rate declined from 42.6% in 1993 to 36.6% in 1994. The lower effective tax rate reflects the fact that certain of the Company's subsidiaries with tax loss carryovers achieved greater profitability in 1994 as compared to 1993. The effective tax rate for 1994, excluding the effect of the tax loss carryovers, would have been 39%.

Net income increased 35.3% from $6.4 million in 1993 to $8.6 million in 1994. Net income per share increased from $0.21 in 1993 to $0.28 in 1994. The Company's weighted average number of shares increased from 30,299,500 shares in 1993 to 30,864,900 shares in 1994.

 VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
- - -------------------------------------------------

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

Additionally, the Company's net sales in the fourth quarter have been higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday purchases.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company has historically financed its growth and cash needs primarily through borrowings, income from operations, the public and private sales of its securities and securitizations of its accounts receivable. On March 25, 1994, the Company filed a Registration Statement with the Securities and Exchange Commission with respect to a proposed public offering of 5,250,000 shares of common stock (the "Offering"). On May 12, 1994, the Company withdrew the Offering due to unfavorable market conditions. However, depending upon market conditions, the Company may consider the public sale of securities in the future.

Net cash used in operating activities during the three months ended March 31, 1994 was $17.4 million. Sources of cash from operating activities included net income of $8.6 million, noncash charges of $8.0 million and an increase in accounts payable and accrued liabilities of $64.4 million. The primary uses of cash during the period were a $77.5 million increase in accounts receivable and a $23.5 million increase in inventories. The increase in accounts receivable was due primarily to the increase in sales volume and the increase in inventory was due to the current and anticipated sales growth as well as the addition of new product lines.

Net cash used for investing activities in 1994 was $89 million, reflecting the ComputerLand Acquisition and property and equipment expenditures. The expenditures for property and equipment were primarily for the upgrading of existing facilities, leasehold improvements, the upgrading of the Company's computer systems, and expenditures for a new warehouse management system.

Net cash provided by financing activities was $106 million, comprised of borrowings of $65 million in connection with the ComputerLand Acquisition, net borrowings under domestic revolving lines of credit of $9.6 million and proceeds from the sale of an interest in the Company's trade accounts receivables of $32.5 million pursuant to a receivables securitization program.

To provide capital for the Company's operating and investing activities, the Company and its subsidiaries maintain a number of credit facilities including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. At March 31, 1994, $111.1 million was outstanding under this facility as well as $5 million in outstanding letters of credit. On December 23, 1993, Merisel FAB entered into a $10 million unsecured revolving credit agreement. This agreement expires on January 29, 1995. At March 31, 1994, no amount was outstanding under this agreement. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short term borrowings. The total amount of outstanding borrowings under these lines as of March 31, 1994 was $34.8 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

The Company has also entered into a $150 million trade accounts receivable securitization agreement pursuant to which it may sell on an ongoing basis an undivided interest of up to $150 million in designated trade receivables to a syndicate of purchasers. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility
expires in November 1994.  At March 31, 1994, $107.5   million of net accounts
receivable were sold under this agreement.

To finance the ComputerLand Acquisition, the Company borrowed $65 million under an unsecured credit agreement with a bank. This agreement expires on January 19, 1995, but is subject to mandatory prepayment upon any debt or equity issuance by the Company. The Company intends to refinance this debt when due. Merisel FAB also borrowed $16 million, the balance of the ComputerLand Acquisition purchase price, under a separate credit agreement, which was repaid in full on February 15, 1994.

The Company also has outstanding $100 million of 8.58% senior notes, due June 30, 1997 and $22 million of 11.28% senior subordinated notes repayable in five equal annual installments beginning in March 1996.

In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar Corporation entered into a Service Agreement pursuant to which Vanstar Corporation will provide significant distribution and other support services to Merisel FAB for up to two years. Under the Services Agreement, Merisel FAB has been granted $20 million in extended credit terms on its product purchases from Vanstar Corporation. Vanstar Corporation has agreed to use this $20 million account receivable from Merisel FAB to purchase 1,103,144 shares of the Company's Common Stock at a per share price of $18.13, if and when a registration statement covering the resale of such shares is declared effective by the Securities and Exchange Commission. The Company filed such registration statement on April 5 1994.

The Company believes that its existing cash balances, together with income from operations, proceeds from receivables securitization, borrowings under existing lines of credit and proceeds from the anticipated refinancing of the ComputerLand acquisition debt of $65 million will be sufficient to meet its working capital needs through at least the next twelve months.

ASSET MANAGEMENT
- - ----------------

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same day order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, Merisel's practice of making large purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers which contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow moving or obsolete inventory or manufacturer price reductions. In the event of a

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

The Company offers credit terms to qualifying customers and also sells on a prepay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure through monitoring of customers creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. In certain foreign markets, the Company may elect to purchase credit insurance for certain accounts.

                          PART II - OTHER INFORMATION
                          ----------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  Exhibits

             10.1 Third Amendment, dated March 24, 1994, among Merisel Americas, Inc. CIESCO L.P., CITIBANK, N.A. and CITICORP North America, Inc. to Trade Receivables Purchase and Sale Agreement, dated September 24, 1993.


        (b)  Reports on Form 8-K

             - Current report on Form 8-K, filed on February 14, 1994, concerning the acquisition of certain assets of the United States Franchise and Distribution Division of ComputerLand Corporation.

             - Report on Form 8-K/A, filed on March 24, 1994, amending the Current Report on Form 8-K of Merisel, Inc., filed on February 14, 1994. This amendment contains the unaudited pro forma condensed combined financial statements of Merisel, Inc. for the year ended
                    December 31, 1993.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Date: May 13, 1994

                                        Merisel, Inc.



                                        By  /s/ James L. Brill
                                          --------------------
                                            James L. Brill
                                            Senior Vice President, Finance,
                                            (Duly Authorized Officer and
                                             Chief Financial Officer)