Form 10-Q
period 1994-06-30
MERISEL INC /DE/
filed 1994-08-15
CIK 724941

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994.
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Yes    X           No
                              -------           -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                 Number of Shares Outstanding
            Class                August 10,1994
            -----                --------------
Common Stock, $.01 par value     29,685,449

                                 MERISEL, INC.
                                 -------------

                                     INDEX
                                     -----

                                                                  Page Reference
                                                                  --------------
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets
          June 30, 1994 and December 31, 1993                            1-2

          Consolidated Statements of Income
          Three Months and Six Months Ended
          June 30, 1994 and 1993                                          3

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1994 and 1993                         4

          Notes to Consolidated Financial Statements                     5-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9-16


PART II   OTHER INFORMATION                                               17

          SIGNATURES                                                      18

                         PART I FINANCIAL INFORMATION
                         -----------------------------

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                    ASSETS

                                               June 30,       December 31,
                                                 1994             1993
                                             ------------     ------------
CURRENT ASSETS:                                      $212               $14
Cash and cash equivalents
Accounts receivable (net of allowance
 for doubtful accounts of $15,332
 and $16,543 for 1994 and 1993,
 respectively)                                    357,275           393,252
Inventories                                       497,003           442,392
Prepaid expenses and other current assets           9,668            15,443
Deferred income tax benefit                         8,917             8,942
                                               ----------          --------
 Total current assets                             873,075           860,043

PROPERTY AND EQUIPMENT - NET                       50,026            39,858

COST IN EXCESS OF NET ASSETS
 ACQUIRED - NET                                   113,701            32,832

OTHER ASSETS                                        5,468             3,550
                                               ----------          --------
TOTAL ASSETS                                   $1,042,270          $936,283
                                               ==========          ========

         See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30,    December 31,
                                                       1994          1993
                                                    ----------   -----------
CURRENT LIABILITIES:
Accounts payable                                      $467,361      $414,841
Accrued liabilities                                     45,766        26,811
Short-term bank debt                                    94,631        50,929
Income taxes payable                                     3,200         7,697
                                                    ----------   -----------
  Total current liabilities                            610,958       500,278

Deferred income tax liability                            1,618         1,787
Long-term debt                                         168,400       186,500
Subordinated debt                                       22,000        22,000
                                                    ----------   -----------
TOTAL LIABILITIES                                      802,976       710,565
                                                    ----------   -----------

MINORITY INTEREST                                          839         1,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized
 1,000,000 shares; none issued or outstanding
Common stock, $.01 par value, authorized
 50,000,000 shares; outstanding 29,681,200
 and 29,604,300 for 1994 and 1993, respectively            297           296
Additional paid-in capital                             141,143       140,775
Retained earnings                                      102,826        91,512
Cumulative translation adjustment                       (5,811)       (8,726)
                                                    ----------   -----------
Total stockholders' equity                             238,455       223,857
                                                    ----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $1,042,270      $936,283
                                                    ==========    ==========

          See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                    1994        1993        1994         1993
                                 ----------   --------   ----------   ----------

NET SALES                        $1,210,498   $713,422   $2,365,120   $1,405,880

COST OF SALES                     1,128,734    654,290    2,201,050    1,287,325
                                 ----------   --------   ----------   ----------

GROSS PROFIT                         81,764     59,132      164,070      118,555

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES             67,441     44,425      128,656       87,779
                                 ----------   --------   ----------   ----------

OPERATING INCOME                     14,323     14,707       35,414       30,776

INTEREST EXPENSE                      6,354      4,127       12,559        8,916

OTHER EXPENSES                        3,589        358        4,913          577
                                 ----------   --------   ----------   ----------

INCOME BEFORE INCOME TAXES            4,380     10,222       17,942       21,283

PROVISION FOR INCOME TAXES            1,662      4,150        6,628        8,858
                                 ----------   --------   ----------   ----------

NET INCOME                           $2,718   $  6,072   $   11,314   $   12,425
                                 ==========   ========   ==========   ==========

NET INCOME PER SHARE                  $0.09      $0.20        $0.37        $0.41
                                 ==========   ========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  30,638     30,312       30,764       30,308
                                 ==========   ========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                       Six Months Ended June 30,
                                                           1994         1993
                                                       -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $    11,314    $  12,425
Adjustments to reconcile net income to net
 cash provided by (used for) operating activities:
 Depreciation and amortization                               7,540        4,979
 Provision for bad debts                                     8,130        7,373
 Deferred income taxes                                        (143)      (1,234)
Changes in assets and liabilities:
 Accounts receivable                                       (47,398)     (22,924)
 Inventories                                               (54,612)     (16,550)
 Prepaid expenses and other assets                           5,168      (10,870)
 Accounts payable                                           52,520       (7,384)
 Accrued liabilities                                        15,275       (1,425)
 Income taxes payable                                       (4,497)      (3,644)
                                                       -----------    ---------
Net cash used for operating activities                      (6,703)     (39,254)
                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (14,561)      (9,927)
Acquisition of ComputerLand Business                       (82,686)
                                                       -----------    ---------
Net cash used for investing activities                     (97,247)      (9,927)
                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                  912,830      437,400
Repayments under revolving line of credit                 (945,930)    (396,100)
Borrowings(repayments) under bank facilities                (6,298)      10,549
Borrowings in connection with acquisition                   65,000
Proceeds from sale of accounts receivable                   75,000
Proceeds from issuance of common stock                         369          730
                                                       -----------    ---------
Net cash provided by financing activities                  100,971       52,579
                                                       -----------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      3,177       (3,448)
                                                       -----------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             198          (50)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                    14          133
                                                       -----------    ---------

CASH & CASH EQUIVALENTS, END OF PERIOD                 $       212    $      83
                                                       ===========    =========

          See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  General

Merisel, Inc. ("Merisel" or the "Company") is a worldwide wholesale distributor of microcomputer hardware and software products. In addition, as a result of its acquisition of the ComputerLand Business, the Company is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchises and Datago affiliates. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The information for the three and six month periods ended June 30, 1994 and 1993 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Operating results for the three and six months ended June 30, 1994 may not be indicative of the results which will be achieved in the future.

2.  Acquisitions

On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), acquired certain assets of the United States Franchise and Distribution Division (the "F&D Division") of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The Company paid $80.2 million in cash at closing for the acquired assets and $2.5 million of direct acquisition costs. In addition, the Company has agreed to make an additional payment in 1996 of up to $30 million. The amount of such payment will be based upon the growth of the Company's and Merisel FAB's sales of products of designated vendors to specified customers over the two-year period ending January 31, 1996. The acquisition has been accounted for as a purchase. Under the purchase method of accounting, an allocation of the purchase price to the Merisel FAB assets and liabilities is required to reflect fair values.
Based on a preliminary allocation, $82 million of the purchase price has been allocated to intangible assets with an estimated aggregate life of 25 years. A final allocation of the purchase price has not yet been performed.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Merisel FAB has also entered into a Distribution and Services Agreement (the "Agreement") with Vanstar Corporation whereby Vanstar will provide products and distribution and other support services to Merisel FAB for two years following
the ComputerLand Acquisition.   Under the Agreement, Merisel has been granted
$20 million in extended credit terms on its product purchases from Vanstar Corporation (the "Vanstar Payable"). The Vanstar Payable currently accrues interest at prime less 2%, per annum (5.25% at June 30, 1994), payable monthly, with the principal balance due on February 1, 1996.

Following is summarized pro forma operating results assuming that the Company had acquired the F&D Division on January 1, 1993.

                                   Six Months Ended       Three Months Ended
                                       June 30,                June 30,
                                   1994         1993             1993
                                ----------   ----------   ------------------
                                               (in thousands)
      Net Sales                 $2,466,852   $1,929,638        $996,636
      Income before taxes           18,436       24,567          12,195
      Net income                    11,610       14,396           7,256
      Net income per share            0.38         0.47            0.24
      Weighted average shares
      outstanding                   30,764       30,308          30,312

Prior to its acquisition, the ComputerLand Business was not an incorporated entity and separate historical financial statements were not prepared; accordingly, no such financial statements were readily available. The summarized pro forma operating results are based, in part, on historical income statement information obtained from the F&D Division's statement of revenues and operating expenses for the month ended January 31, 1994 and the three months and six months ended June 30, 1993. Such historical statements present the revenues, direct expenses and general and administrative expenses allocated from Vanstar. The pro forma information for 1994 includes the actual operating results for the period from February 1, 1994 to June 30, 1994. In addition, the summarized pro forma information for the F&D Division, prior to its acquisition by the Company, includes adjustments to reflect the allocation of general and administrative expenses, such as, the costs of the distribution centers and general corporate functions and administrative personnel. Such expenses have been allocated based upon such factors as the ratio of shipments by the F&D Division to total shipments by Vanstar Corporation and Vanstar's management's estimate of the time spent by shared employees of Vanstar Corporation. The pro forma results also include adjustments for interest expense on debt incurred in connection with the acquisition, amortization of intangible assets and provision for income taxes assuming a 40% effective tax rate. The summarized pro forma information may not be indicative of the results that would have occurred if the acquisition had been consummated on January 1, 1994 or 1993 or which may be achieved in the future.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

3.  Sale of Accounts Receivable

Pursuant to a trade accounts receivable securitization agreement with a securitization company, as amended in March 1994, the securitization company may purchase on an ongoing basis up to $150 million of an undivided interest in designated accounts receivable. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in November 1994. At June 30, 1994, $150 million of net accounts receivable were sold under this agreement.

4.  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the related period, including common stock options when dilutive.

5.  Fiscal Year

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The three month and six month periods ended June 30, 1994 and 1993 were 13 and 26 week periods, respectively. For simplicity of presentation, the Company has described the interim periods and year-end period as of June 30, and December 31, respectively.

6.  Debt

The Company and its subsidiaries maintain a number of credit facilities, including a $150 million unsecured revolving bank credit facility, which expires on May 31, 1997. At June 30, 1994, $68.4 million was outstanding under this facility, as well as $5 million in outstanding letters of credit. The Company's subsidiaries, Merisel Americas, Inc. ("Merisel Americas") and Merisel Europe, Inc. are the borrowers under this revolving bank credit facility, which is also guaranteed by the Company. The Company and its subsidiaries also maintain various local lines of credit. The total amount of outstanding borrowings under these lines as of June 30, 1994 was $29.6 million.

To finance the ComputerLand Acquisition, the Company borrowed $65 million under an unsecured credit agreement with a bank. The loan agreement provides for periodic interest payments prior to maturity, starting at the prime rate, with quarterly increases of 0.5% until maturity. This agreement expires on January 29, 1995, but is subject to mandatory prepayment upon any debt or equity issuance by the Company.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Merisel Americas also has outstanding $100 million of 8.58% senior notes due June 30, 1997, and $22 million of 11.28% subordinated notes due in five equal annual principal installments, beginning in March 1996.

8.  Litigation

In June 1994, the Company and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between February 1, 1994 and June 7, 1994 (the "Class Period"). The complaints allege that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs will file a consolidated amended complaint on August 15, 1994. Merisel believes that it has meritorious defenses to this lawsuit and intends to defend the action vigorously. Management believes that the outcome of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company, and accordingly, no provision for loss has been made in the accompanying financial statements.

9. Supplemental Disclosure of Cash Flow Information

Cash paid for interest and income taxes for the six month periods ended June 30, 1994 and 1993 was as follows:

                      1994      1993
                     -------   -------
                      (in thousands)
      Interest       $13,325   $12,409
      Income Taxes   $ 7,486   $13,026

During the six month periods ended June 30, 1994 and 1993, the Company accrued $2,000,000 and $1,000,000, respectively, to reflect the acquisition of an additional 20% and 10% interest in a Mexican distributor. Pro forma income statement information for this acquisition has not been provided as the financial statement impact is not significant.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

GENERAL
- - -------

Merisel, Inc. ("Merisel" or the "Company") is a worldwide wholesale distributor of microcomputer hardware and software products. In addition, as a result of its acquisition of certain assets of the United States Franchise and Distribution Division (the "ComputerLand Business") of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition") the Company is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchises and Datago affiliates.

On January 31, 1994, the Company acquired, through its wholly-owned subsidiary Merisel FAB, Inc. ("Merisel FAB"), the Computer Land Business. The operating results for the quarter and six months ended June 30, 1994 include the results of operations for Merisel FAB since its acquisition on January 31, 1994. Operating results for the three and six months ended June 30, 1994 may not be indicative of the results which will be achieved in the future.

The following table sets forth the percentage relationship that certain income and expense items bear to net sales and is derived from the consolidated statements of income for the Company for the three and six month periods ended June 30, 1994 and 1993:

PERCENTAGE OF NET SALES

                                         THREE MONTHS       SIX MONTHS
                                            ENDED              ENDED
                                           JUNE 30,           JUNE 30,
                                        1994      1993     1994     1993
                                       -----     -----    -----    -----
Net Sales                              100.0%    100.0%   100.0%   100.0%
Cost of sales                           93.2      91.7     93.1     91.6
                                       -----     -----    -----    -----
Gross profit                             6.8       8.3      6.9      8.4
Selling, gen'l & admin. expenses         5.6       6.2      5.4      6.2
                                       -----     -----    -----    -----
Operating income                         1.2       2.1      1.5      2.2
Interest expense                         0.5       0.6      0.5      0.6
Other expenses                           0.3       0.1      0.2      0.1
                                       -----     -----    -----    -----
Income before income taxes               0.4       1.4      0.8      1.5
Provision for income taxes               0.2       0.6      0.3      0.6
                                       -----     -----    -----    -----
Net income                               0.2%      0.8%     0.5%     0.9%
                                       =====     =====    =====    =====

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

RESULTS OF OPERATIONS
- - ---------------------

Three Months Ended June 30, 1994 as Compared to the Three Months Ended June 30,
- - -------------------------------------------------------------------------------
1993
- - ----

Net sales increased 70% from $713.4 million in 1993 to $1,210.5 million in 1994. The increase in net sales was due to the impact of the ComputerLand Acquisition, as well as an increase in the number of vendors and products the Company is authorized to sell in various geographic markets. The Company also increased its market share of certain vendor products in various geographic markets. Net sales for Merisel FAB were $286.6 million or 23.7% of consolidated net sales for the quarter ended June 30, 1994.

Geographically, the Company's net sales for the quarter ended June 30, 1994 were generated as follows: United States, $843.9 million, or 69.7%; Canada, $116.7 million, or 9.6%; Europe, $171.5 million, or 14.2%; and other international markets, $78.3 million, or 6.5%. From 1993 to 1994, these geographic regions experienced sales growth rates as follows: United States, 86.2% (23.0% excluding Merisel FAB), Canada, 51.3%, Europe, 33.3% and other international markets, 44.3%. The Company's higher sales growth rates were due to the same factors described in the preceding paragraph.

In the United States, including Merisel FAB, hardware and accessories accounted
for   75% of net sales, and software accounted for 25% of net sales in 1994, as
compared to    57% and 43% respectively, in 1993.  The increase in hardware sales is due to the fact that the Company has obtained additional rights to distribute hardware products throughout the world from various vendors and to the fact that Merisel FAB's revenues are predominantly hardware related.

Gross profit increased 38.3% from $59.1 million in 1993 to $81.8 million in 1994. Gross profit as a percentage of sales, or gross margin, decreased from 8.3% in 1993 to 6.8% in 1994. The decrease in gross margin is principally attributable to competitive pressures on pricing worldwide and the effect of the ComputerLand Acquisition. Merisel FAB has lower gross margins than those of the Company's wholesale distribution business. However, Merisel FAB's operating expenses as a percentage of sales are generally lower than the Company's wholesale distribution business, which helps offset the lower gross margins.
The Company anticipates that it will continue to experience downward pressure on gross margin due to industry price competition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

Selling, general and administrative expenses ("SG&A") increased 51.8% from $44.4 million in 1993 to $67.4 million in 1994. SG&A decreased as a percentage of net sales from 6.2% in 1993 to 5.6% in 1994. The absolute dollar increase in SG&A is primarily due to costs associated with the Company's 70% increase in net sales, while the decrease in SG&A as a percentage of sales is due to Merisel FAB's lower operating expenses as a percentage of sales compared to Merisel's wholesale distribution business.

Operating income decreased 2.6% from $14.7 million in 1993 to $14.3 million in 1994. Operating income as a percentage of net sales was 2.1% in 1993 and 1.2% in 1994. Operating income for the Company's U.S. distribution business declined as a result of lower margins and higher operating expenses. In addition, the Company's European operations continued to experience net operating losses as a result of continued competitive pressure on margins as well as an increase in operating costs in Europe as the result of the Company implementing its long-term strategy to centralize and integrate its European operations.

Interest expense increased 54% from $4.1 million in 1993 to $6.4 million in 1994, but decreased from 0.6% to 0.5% as a percentage of net sales in 1993 compared to 1994. The increase in interest expense is primarily attributable to the Company's higher average borrowings in 1994. The Company's average month-end bank borrowings increased 51.1% from $213.3 million in 1993 to $322.2 million in 1994. The increase in average borrowings in 1994 reflected the need to finance the ComputerLand Acquisition and to finance higher levels of working capital to support increased sales.

Other expenses increased from $0.4 million in 1993 to $3.6 million in 1994, primarily due to fees of $1.9 million incurred in connection with accounts receivable securitizations, write-off of offering costs of $0.5 million incurred in connection with the Company withdrawing its common stock offering in May 1994 and an increase in foreign currency transaction losses of $0.5 million experienced by the Company's Mexican subsidiary.

The Company's provision for income taxes decreased 60% from $4.2 million in 1993 to $1.7 million in 1994, reflecting the Company's decreased income before income taxes. The Company's effective tax rate declined from 40.6% in 1993 to 38% in 1994. The lower effective tax rate reflects the increased utilization of tax loss carry forwards by certain of the Company's foreign subsidiaries in 1994.

Net income decreased 55.2% from $6.1 million in 1993 to $2.7 million in 1994. Net income per share decreased from $0.20 in 1993 to $0.09 in 1994. The Company's weighted average number of shares increased from 30,312,000 shares in 1993 to 30,638,000 shares in 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

RESULTS OF OPERATIONS
- - ---------------------

Six Months Ended June 30, 1994 as Compared to the Six Months Ended June 30, 1993
- - --------------------------------------------------------------------------------

Net sales increased 68.2% from $1,405.9 million in 1993 to $2,365.1 million in 1994. The increase in net sales was due to the same factors summarized in the discussion of net sales for the Three Months Ended June 30, 1994 and 1993. Net sales for Merisel FAB were $472.5 million or 20% of consolidated net sales for the six months ended June 30, 1994.

Geographically, the Company's net sales for the six months ended June 30, 1994 were generated as follows: United States, $1,595.8 million, or 67.5%; Canada, $259.4 million, or 11%; Europe, $366.4 million, or 15.5%; and other international markets, $143.5 million, or 6%. From 1993 to 1994, these geographic regions experienced sales growth rates as follows: United States, 82.9% (28.7% excluding Merisel FAB), Canada, 45.3%, Europe, 44.4% and other international markets, 38.2%.

In the United States, including Merisel FAB, hardware and accessories accounted for 74% of net sales, and software accounted for 26% of net sales in 1994, as compared to 56% and 44% respectively, in 1993. The increase in hardware sales was due to the same factors summarized in the discussion of hardware and accessories and software sales for the Three Months Ended June 30, 1994 and 1993.

Gross profit increased 38.4% from $118.6 million in 1993 to $164.1 million in 1994. Gross profit as a percentage of sales, or gross margin, decreased from 8.4% in 1993 to 6.9% in 1994. The decrease in gross margin is due to the same factors summarized in the discussion of gross profit for the Three Months Ended June 30, 1994 and 1993.

SG&A increased 46.6% from $87.8 million in 1993 to $128.7 million in 1994. SG&A decreased as a percentage of net sales from 6.2% in 1993 to 5.4% in 1994. The absolute dollar increase in SG&A is primarily due to costs associated with the Company's 68.2% increase in net sales. The decrease in SG&A as a percentage of sales is due to the same factors summarized in the discussion of SG&A for the Three Months Ended June 30, 1994 and 1993.

Operating income increased 15.1% from $30.8 million in 1993 to $35.4 million in 1994. Operating income as a percentage of net sales was 2.2% in 1993 and 1.5% in 1994. The decrease in operating income as a percentage of net sales reflects competitive pressure on pricing worldwide.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

Interest expense increased 40.9% from $8.9 million in 1993 to $12.6 million in 1994, but decreased from 0.6% to 0.5% as a percentage of net sales in 1993 compared to 1994. The increase in interest expense and the reduction in interest as a percentage of net sales was due primarily to the same factors summarized in the discussion of interest expense for the Three Months Ended June 30, 1994 and 1993.

Other expenses increased from $0.6 million in 1993 to $4.9 million in 1994, primarily due to fees of $2.7 million incurred in connection with accounts receivable securitizations, write-off of offering costs of $0.5 million incurred in connection with the Company withdrawing its common stock offering in May 1994 and an increase in foreign currency transaction losses of $0.6 million experienced by the Company's Mexican subsidiary.

The Company's provision for income taxes decreased 25.1% from $8.9 million in 1993 to $6.6 million in 1994, reflecting the Company's decreased income before income taxes. The Company's effective tax rate declined from 41.6% in 1993 to 36.9% in 1994. The lower effective tax rate is due to the same factors summarized in the discussion of provision for income taxes for the Three Months Ended June 30, 1994 and 1993.

Net income decreased 9% from $12.4 million in 1993 to $11.3 million in 1994. Net income per share decreased from $0.41 in 1993 to $0.37 in 1994. The Company's weighted average number of shares increased from 30,308,000 shares in 1993 to 30,764,000 shares in 1994.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
- - -------------------------------------------------

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) changes in the rate of overall growth in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

Additionally, the Company's net sales in the fourth quarter traditionally have been higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday purchases.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company has historically financed its growth and cash needs primarily through borrowings, income from operations, public and private sales of its securities and securitization of its accounts receivable.

Net cash used in operating activities during the six months ended June 30, 1994 was $6.7 million. Sources of cash from operating activities include net income and adjustments for non-cash charges of $26.8 and an increase in accounts payable and accrued liabilities of $67.8 million. The primary uses of cash during the period were a $47.4 million increase in accounts receivable and a
$54.6 million increase in inventories.   The increase in accounts receivable was
due primarily to the increase in sales volume and the increase in inventory was due to the current and anticipated sales growth as well as the addition of new product lines.

Net cash used for investing activities during the six months ended June 30, 1994 was $97.2 million, reflecting the ComputerLand Acquisition and property and equipment expenditures. The expenditures for property and equipment were primarily for the upgrading of existing facilities, leasehold improvements and the upgrading of the Company's computer systems.

Net cash provided by financing activities was $101 million, comprised of borrowings of $65 million in connection with the ComputerLand Acquisition, and proceeds from the sale of an interest in the Company's trade accounts receivable of $75 million pursuant to a receivables securitization program. Net cash used for financing activities was $39.4 million representing net repayments under domestic revolving lines of credit and various local lines of credit maintained by the Company and its subsidiaries.

To provide capital for the Company's operating and investing activities, the Company and its subsidiaries maintain a number of credit facilities including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. The Company's subsidiaries, Merisel Americas, Inc. ("Merisel Americas") and Merisel Europe, Inc. are the borrowers under this revolving bank credit facility, which is also guaranteed by the Company. At June 30, 1994, $68.4 million was outstanding under this facility as well as $5 million in outstanding letters of credit. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short term borrowings. The total amount of outstanding borrowings under these lines as of June 30, 1994 was $29.6 million.

The Company has also entered into a $150 million trade accounts receivable securitization agreement pursuant to which it may sell on an ongoing basis an undivided interest of up to $150 million in designated trade receivables to a syndicate of purchasers. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in November 1994. At June 30, 1994, $150 million of net accounts receivable were sold under this agreement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

To finance the ComputerLand Acquisition, the Company borrowed $65 million under an unsecured credit agreement with a bank. The loan agreement provides for periodic interest payments prior to maturity, starting at the prime rate, with quarterly increases of 0.5% until maturity. This agreement expires on January 29, 1995, but is subject to mandatory prepayment upon any debt or equity issuance by the Company. Merisel, Inc. is considering issuing senior notes in an aggregate principal amount of up to $150 million at a market interest rate for high yield debt securities. A portion of the proceeds of such issuance would be used to repay this acquisition indebtedness in full.

Merisel Americas also has outstanding $100 million of 8.58% senior notes, due June 30, 1997 and $22 million of 11.28% senior subordinated notes repayable in five equal annual installments beginning in March 1996.

In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar Corporation entered into a Distribution and Service Agreement (the "Agreement") pursuant to which Vanstar Corporation will provide significant distribution and other support services to Merisel FAB for up to two years. Under the Agreement, Merisel FAB has been granted $20 million in extended credit terms on its product purchases from Vanstar Corporation. The Vanstar Payable currently accrues interest at prime, less 2% per annum (5.25% at June 30, 1994), with the principal balance due on February 1, 1996.

Merisel continues to monitor its working capital requirements and to negotiate with lenders for additional debt. The Company believes that its existing cash balances, cash generated from operations, proceeds from receivable securitization, borrowings under existing lines of credit and its ability to obtain additional credit will be sufficient to meet its working capital needs through the next twelve months.

ASSET MANAGEMENT
- - ----------------

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same day order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, Merisel's practice of making large purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers which contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow moving or obsolete inventory or manufacturer price reductions. The Company is not assured that these agreements will succeed in reducing this risk. In the event of a manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

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

                                     # # #

                          PART II - OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings
         -----------------

         In June 1994, the Company and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between February 1, 1994 and June 7, 1994 (the "Class Period"). The complaints allege that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs will file a consolidated amended complaint on August 15, 1994. Merisel believes that it has meritorious defenses to this lawsuit and intends to defend the action vigorously. Management believes that the outcome of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company, and accordingly, no provision for loss has been made in the accompanying financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the 1994 Annual Meeting of Stockholders held on June 7, 1994, the stockholders approved a proposal to elect three Class I directors to the Board of Directors for terms expiring in 1997 to replace those directors whose terms expire in 1994. All nominees were duly elected. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each nominee:

                                                    Against     Abstentions and
         Nominee                        For       or Withheld   Broker Non-Votes
         -------                     ----------   -----------   ----------------
         James L. Brill              21,984,063     197,233             0
         Lawrence J. Schoenberg      22,145,284      36,012             0
         David S. Wagman             22,146,229      35,067             0

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K

                 Report on Form 8-K, filed June 16, 1994, concerning the Company's press release discussing the reasons for lower than expected earnings for the second quarter ended June 30, 1994.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Date: August 12, 1994

                                 Merisel, Inc.


                                    By   /s/ James L. Brill
                                         ------------------------------------
                                         James L. Brill
                                         Senior Vice President, Finance,
                                          (Duly Authorized Officer and
                                           Chief Financial Officer)