Form 10-Q
period 1994-09-30
MERISEL INC /DE/
filed 1994-11-14
CIK 724941

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994.
                               -------------------

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

                          Yes    X           No
                              -------           ------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Number of Shares Outstanding
            Class                             November 10, 1994
            -----                             ----------------------------
Common Stock, $.01 par value                  29,715,574

                                 MERISEL, INC.
                                 -------------

                                     INDEX
                                     -----

                                                                     Page Reference
                                                                     --------------
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets
          September 30, 1994 (unaudited) and
          December 31, 1993                                               1-2

          Consolidated Statements of Income
          Three Months and Nine Months Ended
          September 30, 1994 and 1993 (unaudited)                           3

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1994
          and 1993 (unaudited)                                              4

          Notes to Consolidated Financial Statements                      5-9

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10-17

PART II   OTHER INFORMATION                                                 18

          SIGNATURES                                                        19

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                    ASSETS

                                                September 30,    December 31,
                                                    1994             1993
                                                -------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                         $        61      $       14
Accounts receivable (net of allowance
  for doubtful accounts of $15,996
  and $16,543 for 1994 and 1993)                      368,371         393,252
Inventories                                           498,458         442,392
Prepaid expenses and other current assets               9,853          15,443
Deferred income tax benefit                             8,934           8,942
                                                -------------    ------------
  Total current assets                                885,677         860,043

PROPERTY AND EQUIPMENT - NET                           56,877          39,858

COST IN EXCESS OF NET ASSETS ACQUIRED - NET           114,152          32,832

OTHER ASSETS                                            3,672           3,550
                                                -------------    ------------

TOTAL ASSETS                                       $1,060,378        $936,283
                                                =============    ============


         See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, Except Share Data)
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,   December 31,
                                                    1994            1993
                                                -------------   ------------
CURRENT LIABILITIES:
Accounts payable                                $  431,900        $414,841
Accrued liabilities                                 48,826          26,811
Short-term bank debt                                92,072          50,929
Income taxes payable                                 1,553           7,697
                                                --------------   ------------
  Total current liabilities                        574,351         500,278

Deferred income tax liability                        1,534           1,787
Long-term debt                                     220,450         186,500
Subordinated debt                                   22,000          22,000
                                                --------------   ------------
TOTAL LIABILITIES                                  818,335         710,565
                                                --------------   ------------

MINORITY INTEREST                                                     1,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized
  1,000,000 shares; none issued or outstanding
Common stock, $.01 par value, authorized
  50,000,000 shares; outstanding 29,683,300
  and 29,604,300 for 1994 and 1993,
  respectively                                         297              296
Additional paid-in capital                         141,164          140,775
Retained earnings                                  105,620           91,512
Cumulative translation adjustment                   (5,038)          (8,726)
                                                --------------   ------------
Total stockholders' equity                         242,043          223,857
                                                --------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,060,378         $936,283
                                                ==============   ============

         See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                             --------------------      ----------------------
                               1994        1993          1994        1993
                             ----------  --------      ----------  ----------
NET SALES                    $1,230,562  $731,442      $3,595,683  $2,137,323

COST OF SALES                 1,146,836   669,886       3,347,886   1,957,211
                             ----------  --------      ----------  ----------

GROSS PROFIT                     83,726    61,556         247,797     180,112

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES        68,211    45,785         196,867     133,565
                             ----------  --------      ----------  ----------

OPERATING INCOME                 15,515    15,771          50,930      46,547

INTEREST EXPENSE                  7,410     4,307          19,968      13,222

OTHER EXPENSE                     3,171       486           8,084       1,064
                             ----------  --------      ----------  ----------

INCOME BEFORE INCOME TAXES        4,934    10,978          22,878      32,261

PROVISION FOR INCOME TAXES        2,141     4,870           8,769      13,728
                             ----------  --------      ----------  ----------

NET INCOME                   $    2,793  $  6,108      $   14,109  $   18,533
                             ==========  ========      ==========  ==========

NET INCOME PER SHARE              $0.09     $0.20           $0.46       $0.61
                             ==========  ========      ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          30,353    30,478          30,645      30,362
                             ==========  ========      ==========  ==========

         See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                           Nine Months ended September 30,
                                               1994               1993
                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $14,109            $18,533
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
  Depreciation and amortization                 11,895              7,435
  Provision for bad debts                       12,505             11,128
  Deferred income taxes                           (245)            (2,478)
Changes in assets and liabilities:
  Accounts receivable                          (61,529)           (61,828)
  Inventories                                  (56,066)           (63,254)
  Prepaid expenses and other assets              4,490            (10,330)
  Accounts payable                              17,059             70,374
  Accrued liabilities                           21,129              3,150
  Income taxes payable                          (6,144)            (3,005)
                                           ------------       ------------
Net cash used for operating activities         (42,797)           (30,275)
                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (23,910)           (16,605)
Payments for acquisitions                      (87,424)
                                           ------------       ------------
Net cash used for investing activities        (111,334)           (16,605)
                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit    1,250,550            757,800
Repayments under revolving line of credit   (1,246,600)          (736,750)
Borrowings (repayments) under bank
  facilities                                     6,143             (7,753)
Borrowings in connection with acquisition       65,000
Proceeds from sale of accounts receivable       75,000             37,500
Proceeds from exercise of common stock
  options                                          390              1,066
                                           ------------       ------------
Net cash provided by financing activities      150,483             51,863
                                           ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH          3,695             (5,034)
                                           ------------       ------------

NET INCREASE (DECREASE) IN CASH &
  CASH EQUIVALENTS                                  47                (51)

CASH & CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                         14                133
                                           ------------       ------------

CASH & CASH EQUIVALENTS, END OF PERIOD             $61                $82
                                           ============       ============

         See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  General

Merisel, Inc. ("Merisel" or the "Company") is a worldwide wholesale distributor of microcomputer hardware and software products. In addition, as a result of the ComputerLand Acquisition (see Note 2), the Company is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchises and Datago affiliates. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The information for the three and nine month periods ended September 30, 1994 and 1993 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of results that may be expected for future periods.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Merisel FAB has also entered into a Distribution and Services Agreement (the "Agreement") with Vanstar Corporation ("Vanstar") whereby Vanstar will provide products and distribution and other support services to Merisel FAB for two
years following the ComputerLand Acquisition.   Under the Agreement, Merisel has
been granted $20 million in extended credit terms on its product purchases from Vanstar (the "Vanstar Payable"). The Vanstar Payable accrues interest at prime less 2%, per annum (5.75% at September 30, 1994), payable monthly, with the principal balance due on February 1, 1996.

Following is summarized pro forma operating results assuming that the Company had acquired the F&D Division on January 1, 1993.

                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                       1993             1994         1993
                                ------------------   ----------   ----------
                                               (in thousands)
      Net sales                        $999,990     $3,697,415    $2,929,629
      Income before taxes                12,786         23,043        37,478
      Net income                          7,193         14,208        21,663
      Net income per share             $   0.24     $     0.46    $     0.71
      Weighted average shares
        outstanding                      30,478         30,645        30,362

Prior to its acquisition, the ComputerLand Business was not an incorporated entity and separate historical financial statements were not prepared. Accordingly, no such financial statements are readily available. The summarized pro forma operating results are based, in part, on historical income statement information obtained from the F&D Division's unaudited statement of revenues and operating expenses for the month ended January 31, 1994 and the three month and nine month periods ended September 30, 1993. Such historical statements present the revenues, direct expenses and general and administrative expenses allocated from Vanstar. The pro forma information for 1994 includes the historical operating results of the ComputerLand Business for the period from February 1, 1994 to September 30, 1994 which, during such period, were consolidated with those of the Company.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

In addition, the summarized pro forma information for the F&D Division, prior to its acquisition by the Company, includes adjustments to reflect the allocation of general and administrative expenses, such as the costs of the distribution centers and general corporate functions and expenses and administrative personnel. Such expenses have been allocated based upon such factors as the ratio of shipments by the F&D Division to total shipments by Vanstar and Vanstar's management's estimate of the time spent by shared employees of Vanstar. The pro forma results also include adjustments for interest expense on debt incurred in connection with the acquisition, amortization of intangible assets and provision for income taxes assuming a 40% marginal income tax rate. The summarized pro forma information may not be indicative of the results that would have occurred if the acquisition had been consummated on January 1, 1994 or 1993 or that may be achieved in the future.

In addition, effective August, 1994, the Company acquired the remaining 40% minority interest in the Company's Mexico subsidiary for approximately $5.0 million. Pro forma income statement information for this acquisition has not been provided as the financial statement impact is not significant.

3.  Sale of Accounts Receivable

Pursuant to a trade accounts receivable securitization agreement with a securitization company, as amended in March 1994, the securitization company may purchase on an ongoing basis up to $150 million of an undivided interest in designated accounts receivable. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in November 1994, but has been extended through October 1995, subject to the Company meeting certain specified conditions. At September 30, 1994, $150 million of net accounts receivable were sold under this agreement.

4.  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the related period, including common stock options when dilutive.

5.  Fiscal Periods

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The three month and nine month periods ended September 30, 1994 and 1993 were 13 and 39 week periods, respectively. For simplicity of presentation, the Company has described the interim periods and year-end period as of September 30, and December 31, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

6.  Debt

At September 30, 1994, the Company's subsidiaries Merisel Americas, Inc. ("Merisel Americas") and Merisel Europe, Inc. ("Merisel Europe") had unsecured senior borrowing commitments of $250 million, which consisted of $100 million of 8.58% senior notes ("Senior Notes") by Merisel Americas, and a $150 million revolving credit agreement ("Revolver") by Merisel Americas and Merisel Europe. The Senior Notes are due on June 30, 1997, and the Revolver is due on May 31, 1997.

At September 30, 1994, there was $100 million outstanding under the Senior Notes, and $90.5 million outstanding under the Revolver. Advances under the Revolver bear interest at specific rates based upon market reference rates and the Company's performance relative to specific levels of debt to total capitalization. The combined average interest rate at September 30, 1994 was approximately 6.2%. The Company is also required to pay a commitment fee on the unused available funds on the Revolver.

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

In addition, the Company and its subsidiaries have various unsecured lines of credit denominated in their local currencies. The Company had borrowings under these lines of credit of $57.1 million, at September 30, 1994.

To finance the ComputerLand Acquisition, the Company borrowed $65 million under an unsecured credit agreement with a bank. Such amount was repaid in October, 1994 upon the issuance of $125 million of debt (see Note 10).

7.  Long-Term Subordinated Debt

The Company has outstanding an aggregate of $22,000,000 of privately placed subordinated notes. The notes provide for interest at the rate of 11.28% per annum and are repayable in five equal annual installments beginning March 1996. These notes were assigned to the Company's subsidiary Merisel Americas in December 1993. The subordinated debt agreement contains certain restrictive covenants, including those that limit the ability of Merisel Americas to incur debt, acquire the stock of or merge with other corporations, or sell certain assets, and prohibits the payment of dividends. The subordinated debt agreement also requires Merisel Americas to maintain specified financial ratios similar in nature, but generally less restrictive, than those described in Note 6.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

8.  Litigation

In June 1994, the Company and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel,
                                                              --------------
Inc. Securities Litigation.  Plaintiffs, who are seeking damages in an
- - --------------------------
unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between February 1, 1994 and June 7, 1994 (the "class period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the class period. Plaintiffs contend that such alleged misrepresentations are actionable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Merisel believes that it has meritorious defenses to this lawsuit and intends to defend the action vigorously. Management believes that the outcome of this matter will not have a material adverse effect on the consolidated financial position or the results of operations of the Company, and accordingly, no provision for loss has been made in the accompanying financial statements.

9. Supplemental Disclosure of Cash Flow Information

Cash paid for interest and income taxes for the nine month periods ended September 30, 1994 and 1993 was as follows:

                      1994      1993
                     -------   -------
                       (in thousands)
      Interest       $15,276   $15,332
      Income Taxes   $10,717   $18,109

10.  Subsequent Event

Effective October 24, 1994, the Company issued $125 million principal amount of senior notes (the "Notes"), which will mature on December 31, 2004. The Notes provide for an interest rate of 12.5% payable semiannually commencing December 31, 1994. These Notes will be effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Indenture relating to the Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions, certain transactions with affiliates and certain mergers.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

GENERAL
- - -------

Merisel, Inc. ("Merisel" or the "Company") is a worldwide wholesale distributor of microcomputer hardware and software products. In addition, as a result of the ComputerLand Acquisition, as defined below, the Company is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchises and Datago affiliates.

On January 31, 1994, the Company acquired, through its wholly-owned subsidiary Merisel FAB, Inc., ("Merisel FAB") certain assets of the United States Franchise and Distribution Division of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The operating results for the three month and nine month periods ended September 30, 1994 include the historical results of operations for Merisel FAB since its acquisition on January 31, 1994. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of results that may be expected for future periods.

The following table sets forth the percentage relationship that certain income and expense items bear to net sales and is derived from the consolidated statements of income for the Company for the three and nine month periods ended September 30, 1994 and 1993:

PERCENTAGE OF NET SALES

                                        THREE MONTHS        NINE MONTHS
                                           ENDED               ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                       1994      1993      1994     1993
                                       ----      ----      ----     ----
Net Sales                              100.0%    100.0%    100.0%   100.0%
Cost of sales                           93.2      91.6      93.1     91.6
                                      -------   -------   -------  -------
Gross profit                             6.8       8.4       6.9      8.4
Selling, gen'l & admin. expenses         5.5       6.3       5.5      6.2
                                      -------   -------   -------  -------
Operating income                         1.3       2.1       1.4      2.2
Interest expense                         0.6       0.6       0.6      0.6
Other expense                            0.3                 0.2      0.1
                                      -------   -------   -------  -------
Income before income taxes               0.4       1.5       0.6      1.5
Provision for income taxes               0.2       0.7       0.2      0.6
                                      -------   -------   -------  -------
Net income                               0.2%      0.8%      0.4%     0.9%
                                      =======   =======   =======  =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

RESULTS OF OPERATIONS
- - ---------------------

Three Months Ended September 30, 1994 as Compared to the Three Months Ended
- - ---------------------------------------------------------------------------
September 30, 1993
- - ------------------

Net sales increased 68.2% from $731.4 million in 1993 to $1,230.6 million in 1994. The increase in net sales was due to the impact of the ComputerLand Acquisition, as well as an increase in the number of vendors and products the Company is authorized to sell in various geographic markets. The Company also increased its market share of certain vendor products in various geographic markets. Net sales for Merisel FAB were $286.9 million or 23.3% of consolidated net sales for the quarter ended September 30, 1994.

Geographically, the Company's net sales for the three months ended September 30, 1994 were as follows: United States, $862 million, or 70.0% ($575 million, or 46.7% excluding FAB); Canada, $108 million, or 8.8%; Europe, $182 million, or 14.8%; and other international markets, $79 million, or 6.4%. From 1993 to 1994, these geographic regions experienced sales growth rates as follows:
United States, 82.7% (21.9% excluding Merisel FAB), Canada, 20.0%, Europe, 50.8% and other international markets, 60.9%. The Company's higher sales growth rates were due to the same factors described in the preceding paragraph.

In the United States, including Merisel FAB, hardware and accessories accounted for 77% of net sales, and software accounted for 23% of net sales in 1994, as compared to 65% and 35%, respectively, in 1993. In the United States, excluding Merisel FAB, hardware and accessories accounted for 67% of net sales, and software accounted for 33% of net sales. The increase in hardware sales is due to the fact that Merisel FAB's revenues are predominantly hardware related and to the fact that the Company has obtained additional rights to distribute hardware products from various vendors.

Gross profit increased 36.0% from $61.6 million in 1993 to $83.7 million in 1994. Gross profit as a percentage of sales, or gross margin, decreased from 8.4% in 1993 to 6.8% in 1994. The decrease in gross margin is principally attributable to competitive pressures on pricing worldwide and the effect of the ComputerLand Acquisition. Merisel FAB has lower gross margins than those of the Company's wholesale distribution business. Merisel FAB's operating expenses as a percentage of sales, however, are generally lower than the Company's wholesale distribution business, which helps offset the lower gross margins. The Company anticipates that it will continue to experience downward pressure on gross margin due to industry price competition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

Selling, general and administrative expenses ("SG&A") increased 49.0% from $45.8 million in 1993 to $68.2 million in 1994. SG&A decreased as a percentage of net sales from 6.3% in 1993 to 5.5% in 1994. The absolute dollar increase in SG&A is primarily due to costs associated with the Company's 68.2% increase in net sales. The decrease in SG&A as a percentage of sales is principally due to Merisel FAB's lower operating expenses as a percentage of sales compared to Merisel's wholesale distribution business.

Operating income decreased 1.6% from $15.8 million in 1993 to $15.5 million in 1994. Operating income as a percentage of net sales was 2.1% in 1993 and 1.3% in 1994. Operating income as a percentage of net sales for the Company's U.S. distribution business declined as a result of lower gross margins, which more than offset the small decline in operating expenses as a percentage of sales. The Company's European operations continued to experience net operating losses as a result of continued competitive pressure on margins, combined with a leveling off of operating expenses as a percentage of sales, which is the result of the Company's implementation of its long-term strategy to centralize its European operations. In addition, Merisel FAB generates lower operating income as a percentage of net sales than the Company's wholesale distribution business, which has the effect of lowering overall consolidated operating income as a percentage of net sales.

Interest expense increased 72.1% from $4.3 million in 1993 to $7.4 million in 1994, and remained level as a percentage of net sales in 1993 compared to 1994. The dollar increase in interest expense is primarily attributable to the Company's higher average borrowings in 1994, reflecting the need to finance the ComputerLand Acquisition, property and equipment additions and to finance higher levels of working capital to support increased sales.

Other expenses increased from $0.5 million in 1993 to $3.2 million in 1994, primarily due to fees of $2.2 million incurred in connection with accounts receivable securitizations, and the amortization of financing fees of $0.3 million related to the acquisition of the ComputerLand Business.

The Company's provision for income taxes decreased 56.0% from $4.9 million in 1993 to $2.1 million in 1994, reflecting the Company's decreased income before income taxes. The Company's effective tax rate declined from 44.4% in 1993 to 43.4% in 1994.

Net income decreased 54.3% from $6.1 million in 1993 to $2.8 million in 1994. Net income per share decreased from $0.20 in 1993 to $0.09 in 1994. The Company's weighted average number of shares decreased from 30.5 million shares in 1993 to 30.4 million shares in 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

RESULTS OF OPERATIONS
- - ---------------------

Nine Months Ended September 30, 1994 as Compared to the Nine Months Ended
- - -------------------------------------------------------------------------
September 30, 1993
- - ------------------

Net sales increased 68.2% from $2.1 billion in 1993 to $3.6 billion in 1994.
The increase in net sales was due to the same factors summarized in the discussion of net sales for the Three Months Ended September 30, 1994 and 1993. Net sales for Merisel FAB were $759.4 million or 21.1% of consolidated net sales for the nine months ended September 30, 1994.

Geographically, the Company's net sales for the nine months ended September 30, 1994 were as follows: United States, $2,458 million, or 68.4% ($1,698 million or 47.2% excluding FAB); Canada, $368 million, or 10.2%; Europe, $548 million, or 15.2%; and other international markets, $222 million, or 6.2%. From 1993 to 1994, these geographic regions experienced sales growth rates as follows; United States, 82.8% (26.3% excluding Merisel FAB), Canada, 36.8%, Europe, 47.1% and other international markets, 46.5%.

In the United States, including Merisel FAB, hardware and accessories accounted for 77% of net sales, and software accounted for 23% of net sales in 1994, as compared to 61% and 39%, respectively, in 1993 in the United States, excluding Merisel FAB, hardware and accessories accounted for 67% of net sales, and software accounted for 33% of net sales. The increase in hardware sales was due to the same factors summarized in the discussion of hardware and accessories and software sales for the Three Months Ended September 30, 1994 and 1993.

Gross profit increased 37.6% from $180.1 million in 1993 to $247.8 million in 1994. Gross profit as a percentage of sales, or gross margin, decreased from 8.4% in 1993 to 6.9% in 1994. The decrease in gross margin is due to the same factors summarized in the discussion of gross profit for the Three Months Ended September 30, 1994 and 1993.

SG&A increased 47.4% from $133.6 million in 1993 to $196.9 million in 1994.
SG&A decreased as a percentage of net sales from 6.2% in 1993 to 5.5% in 1994. The absolute dollar increase in SG&A is primarily due to costs associated with the Company's 68.2% increase in net sales. The decrease in SG&A as a percentage of sales is due to the same factors summarized in the discussion of SG&A for the Three Months Ended September 30, 1994 and 1993.

Operating income increased 9.4% from $46.5 million in 1993 to $50.9 million in 1994. Operating income as a percentage of net sales was 2.2% in 1993 and 1.4% in 1994. The decrease in operating income as a percentage of net sales is due to the same factors summarized in the discussion of operating income for the Three Months Ended September 30, 1994 and 1993.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

Interest expense increased 51.0% from $13.2 million in 1993 to $20.0 million in 1994, but remained level at 0.6% as a percentage of net sales in 1993 compared to 1994. The increase in interest expense was due primarily to the same factors summarized in the discussion of interest expense for the Three Months Ended September 30, 1994 and 1993.

Other expenses increased from $1.1 million in 1993 to $8.1 million in 1994, primarily due to fees of $4.9 million incurred in connection with accounts receivable securitizations, an increase in the amortization of financing fees of $0.9 primarily related to the acquisition of the ComputerLand Business, write-off of offering costs of $0.5 million incurred in connection with the Company's withdrawal of its common stock offering in May 1994, and an increase in foreign currency transaction losses of $0.7 million primarily the result of losses incurred by the Company's Mexican subsidiary.

The Company's provision for income taxes decreased 36.1% from $13.7 million in 1993 to $8.8 million in 1994, reflecting the Company's decreased income before income taxes. The Company's effective tax rate decreased from 42.6% in 1993 to 38.3% in 1994. The lower effective tax rate reflects the increased utilization of tax loss carry- forwards by certain of the Company's foreign subsidiaries in 1994.

Net income decreased 23.9% from $18.5 million in 1993 to $14.1 million in 1994. Net income per share decreased from $0.61 in 1993 to $0.46 in 1994. The Company's weighted average number of shares increased from 30.4 million shares in 1993 to 30.6 million shares in 1994.

 VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
- - -------------------------------------------------

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall rate of growth in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

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

Net cash used in operating activities during the nine months ended September 30, 1994 was $42.8 million. Sources of cash from operating activities include net income and adjustments for non-cash charges of $38.3 million and an increase in accounts payable and accrued liabilities of $38.2 million. The primary uses of cash during the period were a $61.5 million increase in accounts receivable and
a $56.1 million increase in inventories.   The increase in accounts receivable
was due primarily to the increase in sales volume and the increase in inventory was due to the current and anticipated sales growth as well as the addition of new product lines.

Net cash used for investing activities during the nine months ended September 30, 1994 was $111.3 million, principally relating to the ComputerLand Acquisition, the acquisition of the remaining 40% minority interest in the Company's Mexico subsidiary and property and equipment expenditures. The expenditures for property and equipment were primarily for the upgrading of existing facilities, leasehold improvements, the upgrading of the Company's computer systems and expenditures for a new warehouse management system.

Net cash provided by financing activities was $150.5 million, composed of borrowings of $65 million in connection with the ComputerLand Acquisition, proceeds from the sale of an interest in the Company's trade accounts receivable of $75.0 million pursuant to a receivables securitization program and a $10.1 million increase in net borrowings under the Company's revolving line of credit and under domestic revolving lines of credit and various local lines of credit maintained by the Company and its subsidiaries.

To provide capital for the Company's operating and investing activities, the Company and its subsidiaries, including Merisel Americas, Merisel Europe and Merisel FAB maintain a number of credit facilities. Merisel Americas and Merisel Europe are co-borrowers under a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. At September 30, 1994, approximately $90.5 million was outstanding under this facility. To provide for its anticipated working capital needs, on December 23, 1993, Merisel FAB entered into a $10 million unsecured revolving credit agreement. This agreement expires on January 29, 1995. At September 30, 1994, no amount was outstanding under this agreement. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of September 30, 1994 was $57.1 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

The Company has also entered into a $150 million trade accounts receivable securitization agreement pursuant to which it may sell on an ongoing basis an undivided interest of up to $150 million in designated trade receivables to a syndicate of purchasers. At September 30, 1994, $150 million of net accounts receivable were sold under this agreement. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in November 1994, but has been extended through October 1995, subject to borrower meeting certain specified conditions.

To finance the ComputerLand Acquisition, the Company borrowed $65 million under an unsecured credit agreement with a bank lender. Merisel FAB also borrowed $16 million, the balance of the ComputerLand acquisition price, under a separate credit agreement, which was paid in full on February 15, 1994.

Effective October 24, 1994, the Company issued $125 million principal amount of senior notes (the "Notes") due December 31, 2004. The Company used the proceeds from the Notes to repay in full the $65 million in bank financing used for the ComputerLand Acquisition and to repay approximately $55.8 million of indebtedness under the $150 million revolving credit facility. The Notes provide for an interest rate of 12.5% payable semiannually commencing December 31, 1994. The Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Indenture relating to the Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions, certain transactions with affiliates and certain mergers.

Merisel Americas also has outstanding $100 million of 8.58% senior notes, due June 30, 1997 and $22 million of 11.28% senior subordinated notes repayable in five equal annual installments beginning in March 1996.

In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar entered into a Distribution and Service Agreement (the "Agreement") pursuant to which Vanstar will provide significant distribution and other support services to Merisel FAB for up to two years for a contractually agreed upon fee. Under the Agreement, Merisel FAB has been granted $20 million in extended credit terms on its product purchases from Vanstar. The Vanstar Payable currently accrues interest at prime, less 2% per annum (5.75% at September 30, 1994), with the principal balance due on February 1, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

Merisel continues to monitor its working capital requirements. The Company believes that its existing cash balances, cash generated from operations, proceeds from receivable securitization, borrowings under existing lines of credit and its ability to obtain additional credit will be sufficient to meets its working capital and capital investment needs through the next twelve months.

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

                          PART II - OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings
         -----------------

      In June 1994, the Company and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In
                                                                             --
      re Merisel, Inc. Securities Litigation.  Plaintiffs, who are seeking
      --------------------------------------
      damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between February 1, 1994 and June 7, 1994 (the "class period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the class period. Plaintiffs contend that such alleged misrepresentations are actionable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Merisel believes that it has meritorious defenses to this lawsuit and intends to defend the action vigorously. Management believes that the outcome of this matter will not have a material adverse effect on the consolidated financial position or the results of operations of the Company, and accordingly, no provision for loss has been made in the accompanying financial statements.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  Exhibits

           4.1 Indenture Agreement dated October 15, 1994, between the Company and NationsBank of Texas, N.A., as Trustee, relating to the Company's 12.5% Senior Notes Due 2004.

        (b)  Report on Form 8-K

             Amendment to Current Report on Form 8-K/A, filed on October 4, 1994, regarding the filing of certain agreements as exhibits.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Date: November 14, 1994

                                  Merisel, Inc.


                               By   /s/ James L. Brill
                                    --------------------------------
                                     James L. Brill
                                     Senior Vice President, Finance,
                                      (Duly Authorized Officer and
                                      Chief Financial Officer)