Form 10-K
MERISEL INC /DE/
filed 1995-03-30
CIK 724941

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM __________ TO  ____________
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                              -----     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

     As of March 22, 1995 the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market was $98,791,300 (23,591,952 shares at a closing price of $4.1875).

     As of March 22, 1995 the Registrant had 29,757,424 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement
                  for the fiscal year ended December 31, 1994
                 are incorporated by reference into Part III.

===============================================================================

                               INDEX TO FORM 10-K

                                 MERISEL, INC.

                                                                  Page Reference

                                     PART I

Item 1. Business................................................        1
Item 2. Properties..............................................       14
Item 3. Legal Proceedings.......................................       15
Item 4. Submission of Matters to a Vote of Security Holders.....       15

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters.....................................       16
Item 6. Selected Financial Data.................................       17
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operation......................       18
Item 8. Financial Statements and Supplementary Data.............       27
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.....................       44

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.....       44
Item 11. Executive Compensation.................................       44
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.............................................       44
Item 13. Certain Relationships and Related Transactions.........       44

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K............................................       44

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Merisel, Inc. (together with its subsidiaries, "Merisel" or the "Company") is the largest worldwide publicly-held wholesale distributor of microcomputer hardware and software products. Through its full-line, channel-specialized distribution business, Merisel combines the comprehensive product selection and operational efficiency of a full-line distributor with the customer support of a specialty distributor offering dedicated sales organizations to each of its customer groups. On January 31, 1994, the Company completed the acquisition (the "ComputerLand Acquisition") of certain assets of Vanstar Corporation's United States franchise and aggregator business (the "ComputerLand Franchise and Aggregation Business"). The ComputerLand Franchise and Aggregation Business is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers, including Apple, Compaq, Hewlett-Packard and IBM, to a network of approximately 750 independently-owned computer product resellers in the United States. With the acquisition of the ComputerLand Franchise and Aggregation Business, the Company became the industry's first "Master Distributor," combining the strengths of a full-line, channel-specialized distributor with those of a master reseller. As a Master Distributor, the Company believes it is well positioned to offer a wider selection of microcomputer products to more categories of customers than any of its competitors.

     At December 31, 1994, Merisel stocked over 25,000 products from more than 850 of the microcomputer hardware and software industry's leading manufacturers including Apple, AST, Borland, Colorado Memory Systems, Compaq, Creative Labs, Digital Equipment Corporation, Epson, Hayes, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, NEC, Novell, Okidata, Sun Microsystems, Symantec, Texas Instruments, 3Com, Toshiba, Wordperfect and Wyse. Merisel sells products to over 65,000 computer resellers worldwide, including value-added resellers, large retail chains, franchisees, computer superstores, mass merchants, Macintosh and Unix resellers, system integrators and original equipment manufacturers. In order to effectively service its large and diverse international customer base, the Company currently maintains 20 distribution centers that serve North America, Europe, Latin America, Australia and other international markets (although the Company plans to shut down and consolidate certain warehouses in North America and Europe in mid-to-late 1995). The breadth of the Company's product line, together with its international distribution network, enable the Company to provide its customers with a single source of supply and prompt delivery of products. For the fiscal year ended December 31, 1994, the Company's net sales by geographic region were generated as follows: United States, 68%; Canada, 10%; Europe, 16%; and other international markets, 6%.

THE INDUSTRY

     The microcomputer products distribution industry is large and growing, reflecting both increasing demand worldwide for computer products and the use of wholesale distribution channels by manufacturers for the distribution of their products. The industry moves product from manufacturer to end-user through a complex combination of distribution agreements between manufacturers, wholesale distributors, aggregators and resellers. Historically, there have been two types of companies within the industry: those that sell directly to the end-user ("resellers") and those that sell to resellers ("wholesale distributors" and "aggregators", which are also called "master resellers").

     Resellers sell directly to end-users, including large corporate accounts, small and medium-sized businesses and home users. The major reseller channels are dealers and corporate resellers, value-added resellers ("VARs"), mail-order firms and retailers (computer superstores, office supply chains and mass merchants). VARs, which account for one of the largest segments of the overall reseller channel, typically add value by combining proprietary software and/or services with off-the-shelf hardware and software.

     Wholesale distributors generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers, who typically include dealers, VARs, system integrators, mail order resellers, computer products superstores and mass merchants. Aggregators, or master resellers, are functionally similar to wholesale distributors, but they focus on selling relatively few product lines, typically high-volume, brand name computer systems, to a captive network of franchised dealers and affiliates. The larger computer manufacturers, such as Apple, Compaq, Hewlett-Packard and IBM, have historically required resellers to purchase their products from an affiliated aggregator, such as the ComputerLand Franchise and Aggregation Business. Wholesale distributors have not been authorized to sell these manufacturers' key microcomputer components, except on a limited basis. These restrictions have been eased recently, and may continue to be eased and eventually be eliminated, with the result that the distinction between wholesale distributors and master resellers may blur. With the acquisition of the ComputerLand Franchise and Aggregation Business, the Company became the industry's first Master Distributor, combining the strengths of a full-line, channel-specialized distributor with those of a master reseller. See "The ComputerLand Franchise and Aggregation Business."


BUSINESS STRATEGY

     Merisel has achieved its leading position by pursuing a strategy of offering the industry's leading products and services to its customers at competitive prices, providing cost-effective service through operational excellence, expanding the Company's international business and targeting its various customer groups using dedicated sales forces and marketing programs.

     Providing Leading Products and Services. The Company's objective is to offer the broadest range of leading product brands in each of the product categories it carries. By stocking the leading brands, the Company generates sales of both those product brands as well as other products, as reseller customers often prefer to deal with a single source for many of their product needs. The Company continuously evaluates new products, the demand for its current products and its overall product mix and seeks to develop distribution relationships with suppliers of products that enhance the Company's product offerings. The Company believes that the size of its reseller customer base, its international distribution capability and both the breadth and quality of its marketing support programs give it a competitive advantage over smaller, regional distributors in developing supplier relationships.

     As a result of the ComputerLand Acquisition, the Company, through the ComputerLand Franchise and Aggregation Business, is now able to offer to the ComputerLand Franchise and Aggregation Business' franchisees and Datago resellers a broad range of microcomputer systems and other products from Apple, Compaq, Hewlett-Packard and IBM. Although the Company distributes certain products of these leading manufacturers through its wholesale distribution arrangements, the Company and its wholesale distribution competitors are limited to distributing these products to the VAR reseller market. Certain of these leading manufacturers have authorized wholesale distributors to act as second-source providers of product to the dealer industry segment, if a particular dealer's primary source does not have the product in stock. Certain of these leading manufacturers have authorized a wholesale distributor owned aggregator-type business to provide their products to the dealer market. Historically, these manufacturers have distributed their products directly to reseller exclusively through aggregators such as the ComputerLand Franchise and Aggregation Business. See "- The Industry."

     The Company believes that an opportunity exists to generate additional, higher-margin revenues by offering fee-based services and information to manufacturers and resellers. In 1993, the Company formed the Channel Services Group to provide a variety of these services, including telemarketing, merchandising services, electronic software services, education and training. For the year ended December 31, 1994, Channel Service Group revenues were less than 1% of the Company's total net sales. In January 1995, the Company formed The Information Company, a division of Merisel, to respond to the growing demand for information exchange between resellers and manufacturers. This division will primarily be involved in establishing and maintenance of product data standards, development and implementation of the on-line information network services and the development and packaging of certain other marketing products.

     Pursuing Operational Excellence.   The Company believes that high levels of
customer satisfaction and operating efficiency, or "operational excellence," are important factors in achieving and maintaining success in the highly competitive microcomputer products distribution industry. The Company measures operational excellence by such standards as "ease of doing business," accuracy and efficiency in delivering products and expediting the delivery of services and information. Merisel constantly strives to improve its operational processes. In furtherance of this strategy, the Company is in the process of upgrading and improving its computer operating systems as well as its warehouse management systems. See "--Operations and Distribution." In addition, the Company is reorganizing its European operations, has added new management personnel and is centralizing certain functions to achieve economies of scale. Merisel will seek to continue to refine the operational systems at its foreign sales offices and distribution centers in order to increase the uniformity and efficiency of the Company's worldwide operations. See "--International Operations." These changes are intended to enhance the Company's ability to offer faster, more efficient and accurate service to its customers.

     Expanding Internationally. Merisel is one of the largest U.S.-based international distributors. The Company believes it is the largest wholesale distributor of computer products in Canada and a leading distributor in Europe, Mexico, Australia and Latin America. See "--International Operations." The Company believes that certain international markets will continue to offer growth and profit opportunities, due to the immature and fragmented nature of the microcomputer distribution industry in these markets. Merisel believes it is well positioned to capitalize on the opportunities presented in a number of these markets because of the current scope of its international operations and its ability to offer a broader range of products and specialized services than many of its competitors. The Company's strategy is to expand its international operations through internal growth and the possible acquisition of existing distributors or the establishment of new operations in other countries.

     Targeting Customer Groups. Merisel serves a variety of reseller channels, which have diverse product, financing and support needs. Merisel was the first full-line distributor in the industry to offer its various customer groups a channel-dedicated sales force as well as customized product offerings, financing programs and marketing and technical support programs, all of which are tailored to address the differing needs of these customer groups. The Company intends to continue to monitor the markets it serves to identify customer opportunities and develop sales and marketing programs that serve these groups more effectively. To further promote this strategy, the Company completed the ComputerLand Acquisition on January 31, 1994.

PRODUCTS AND MANUFACTURER SERVICES

     Merisel provides its manufacturers with access to one of the largest bases of computer resellers worldwide while offering these manufacturers the means to reduce the inventory, credit, marketing and overhead costs associated with establishing a direct relationship with these resellers. This factor, along with Merisel's success in accessing financial resources and its economies of scale, has allowed the Company to establish and develop long-term business relationships with many of the leading manufacturers in the microcomputer industry. Merisel distributes over 25,000 hardware and software products, including products for the MS-DOS, OS/2, Macintosh, Apple and Unix operating environments. For the fiscal year ended December 31, 1994, net worldwide sales of hardware and accessories accounted for approximately 75% of the Company's sales, and sales of software products accounted for the remaining 25% of net sales.

     Merisel's suppliers include many of the leading microcomputer software and hardware manufacturers, such as Apple, AST, Borland, Colorado Memory Systems, Compaq, Creative Labs, Digital Equipment Corporation, Epson, Hayes, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, NEC, Novell, Okidata, Sun Microsystems, Symantec, Texas Instruments, 3Com, Toshiba, Wordperfect and Wyse. Merisel is one of only two distributors in the U.S. of Sun Microsystem's products. Software products include business applications such as spreadsheets, word processing programs and desktop publishing and graphics packages, as well as a broad offering of operating systems, including local area network operating systems, advanced language and utility products. Hardware products offered by the Company include computer systems, printers, monitors, disk drives and other storage devices, modems and other connectivity products, plug-in boards and accessories. The ComputerLand Acquisition increased the Company's ability, through the ComputerLand Franchise and Aggregation Business, to distribute the product offerings of Apple, Compaq, Hewlett-Packard and IBM to the ComputerLand Franchise and Aggregation Business' franchisees and Datago resellers. See
"--The Industry."

     In addition to providing manufacturers access to one of the largest bases of computer resellers worldwide, the Company also enables manufacturers the opportunity to efficiently offer a number of special promotions, training programs and marketing services targeted to the needs of specific reseller groups. Merisel runs a variety of special promotions for manufacturers' products, ranging from price discounts and bundled purchase discounts to specialized computer reseller marketing programs, including the Vantage program for its distribution business and the Datago program for its ComputerLand Franchise and Aggregation Business. These promotional programs are designed to encourage computer resellers to increase their volume of purchases, motivate resellers to purchase within a limited time period and highlight specific manufacturers' products or promotion opportunities. Additionally, Merisel provides marketing consultation services for manufacturers' strategic marketing campaigns, as well as the opportunity to be included in Merisel-sponsored trade advertisements.

Merisel's marketing program specialists work with designated manufacturers to develop and carry out marketing programs such as dealer commission programs, sales contests and other promotions. Merisel can also provide dedicated marketing support and targeted customer information from its database to enhance manufacturers' product promotions.

     The Company also offers two exclusive training programs: Softeach, a two-day worldwide seminar series whereby manufacturers train resellers about their products, and Selteach, a training seminar series that gives manufacturers an opportunity to provide product information to Merisel's United States sales force. In 1994, Merisel offered Softeach seminars in 21 cities and 9 countries. Merisel, in conjunction with third-party consultants, also conducts training classes regarding certain Novell, 3Com, The Santa Cruz Operation, Digital Equipment Corporation, Sun Microsystems, Microsoft and Lotus products for its reseller customers.

     Merisel generally enters into written distribution agreements with the manufacturers of the products it distributes. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and often contain territorial restrictions that limit the countries in which Merisel is permitted to distribute the products. The agreements generally provide Merisel with stock balancing and price protection provisions which reduce in part Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. The Company's agreements generally have a term of at least one year, but often contain provisions permitting earlier termination by either party upon written notice. Some of these agreements contain minimum purchase amounts. Failure to purchase at such minimum levels could result in the termination of the agreement.

     Although Merisel regularly stocks products and accessories supplied by more than 850 manufacturers, 56% of the Company's net sales in 1994 (as compared to 45% in 1993 and 46% in 1992) were derived from products supplied by Merisel's ten largest manufacturers, with the sale of products manufactured by Microsoft and Hewlett-Packard each accounting for approximately 12% of net sales in 1994 (as compared to 16% in 1993 and 17% in 1992 for Microsoft and 2.9% in 1993 and 0.2% in 1992 for Hewlett-Packard). The loss of the ability to distribute a particularly popular product could result in losses of sales unrelated to that product. The loss of a direct relationship between the Company and any of its key suppliers could have an adverse impact on the Company's business and financial results.

CUSTOMERS AND CUSTOMER SERVICES

     Merisel sells to more than 65,000 computer resellers worldwide. Merisel's customers include VARs, large hardware and software retail chains and franchisees, computer superstores, mass merchants, Macintosh, Unix and other corporate resellers, systems integrators, and original equipment manufacturers as well as independently owned retail outlets and consultants. Merisel's smaller customers often do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Consequently, they tend to purchase a high percentage of their products from distributors. Larger resellers often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. No single customer accounted for more than 3.0% of Merisel's net sales in 1992, 1993 or 1994.

     In Merisel's wholesale distribution business, the Company offers its customers a single source of supply, prompt delivery, financing programs and customer support.

     Single Source Provider.   Merisel offers computer resellers a single source
for over 25,000 competitively priced hardware and software products. By purchasing from Merisel, the reseller only needs to comply with a single set of ordering, billing and product return procedures and may also benefit from attractive volume pricing. In addition, resellers are allowed, within specified time limits and, for certain resellers, specified volume limits to return slow-moving products from one manufacturer in exchange for more popular products from other manufacturers. Merisel's policy is to not grant cash refunds. Merisel provides incentives to ComputerLand franchisees and Datago resellers to make all their product purchases from Merisel and the ComputerLand Franchise and Aggregation Business.

     Prompt Delivery.   In the United States and Canada, orders received by 5:00
p.m. local time are typically shipped the same day, provided the required inventory is in stock. Merisel maintains sufficient inventory levels in the United States to fill consistently in excess of 95% of all units ordered on the day of receipt. As part of the Company's effort to improve accuracy and operational efficiency, the Company installed automated warehouse management systems, which include infrared bar coding equipment and advanced computer hardware and software systems, in three warehouses through 1994, and anticipates installation in its remaining North American warehouses in 1995. Merisel typically delivers products from its regional warehouses via United Parcel Service and other common carriers, with customers in most areas in the United States receiving orders within one to two working days of shipment. Merisel also will provide overnight air handling if requested and paid for by the customer. These services allow computer resellers to minimize inventory investment and provide responsive service to their customers. For larger customers in the United States, Merisel also provides a fulfillment service so that orders are shipped directly to the computer resellers' customer, thereby reducing the need for computer resellers to maintain inventories of certain products. The Company's foreign subsidiaries may have lower fill rates and longer delivery times due to differing market requirements and the smaller size of their operations.

     Financing Programs.   Merisel's credit policy for qualified resellers
eliminates the need to establish multiple credit relationships with a large number of manufacturers. In addition, the Company arranges floor plan and lease financing through a number of credit institutions and offers a program that permits credit card purchases by qualified customers. To allow certain resellers to purchase larger orders in the United States, the Company offers to arrange alternative financing such as escrow programs and special bid financing from financial institutions.

     Customer Support.   Merisel offers a number of customer loyalty programs,
including the Vantage program for its distribution business and the Datago program for its the ComputerLand Franchise and Aggregation Business, which provide incentives to resellers to aggregate their purchases through Merisel. The Vantage Programs offer Merisel's top-volume customers within the VAR and value-added dealer channels increased levels of service and pricing advantages. The Datago program offers incentives for Datago resellers to aggregate their purchase through Merisel and the ComputerLand Franchise and Aggregation Business.

     Merisel furnishes its computer resellers with a series of publications containing detailed information on products, pricing, promotions and developments in the industry. Merisel publishes a Confidential Reseller Price Book, which lists Merisel's current product offerings. Merisel also publishes the Hot List, which ranks Merisel's current best-selling hardware and software products in four different reseller channels. In addition, Merisel's On-Line Literature Library offers over 40,000 data sheets of product information literature on a fax-back system and on CD-ROM.


     Merisel provides training and product information to its reseller customers through its well-respected Softeach program, a worldwide series of training forums whereby manufacturers conduct seminars on how to sell their products. Softeach is held periodically in major cities throughout the United States, Canada, Australia and Europe. In 1994, the Company believes that over 20,000 computer resellers attended Softeach seminars held in 9 countries worldwide. Merisel also provides computer resellers with a technical support ''hotline,'' as well as specialized technical support for virtually all product lines sold by Merisel. In addition, Merisel's Technical Support department provides regular product training seminars to Merisel's sales representatives to help them become more product-knowledgeable.

SALES AND MARKETING

     To reach diverse customer segments, the Company has organized its Sales department for its core distribution business in the United States into nine dedicated sales divisions, which serve the dealer, VAR consumer, and Sun workstation channel segments.

     DEALER CHANNEL. This channel is served by the following specialized sales divisions:
       . The RETAILER division serves franchisees, independent retail chains and storefronts, corporate resellers and direct-mail marketers.

       . The RESELLER FULFILLMENT division serves the needs of direct marketers such as Dell, IBM, NEC Direct, AT&T GIS & IBM PC Company through the fulfillment of orders for third-party hardware and software products.

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

     VAR CHANNEL. This channel is served by the following specialized sales divisions:

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

       . The SYSTEM INTEGRATOR division supports large system and network integrators who require specialized programs and services.

     CONSUMER CHANNEL.

       . The CONSUMER PRODUCTS division targets mass merchants such as Circuit
         City, Montgomery Ward and Office Depot by providing inventory selection and control services, specialized marketing programs and other support services tailored to the needs of mass-market merchandisers.

     SUN WORKSTATION CHANNEL.

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

     The Company's sales force is composed of field sales representatives who manage relations with the larger accounts and inside telemarketing sales representatives who receive product orders and answer customer inquiries. In the United States and Canada, when a customer calls Merisel, screen synchronization technology causes a sales profile to appear on the sales representative's computer screen before greetings are exchanged. Customer orders generally are placed via a toll-free telephone call to Merisel's inside sales representatives and are entered on Merisel's SalesNet order entry system, a proprietary local area network created by Merisel to speed the process of taking and processing orders. Using the SalesNet database, sales representatives can immediately enter customer orders, obtain descriptive information regarding products, check inventory status, determine customer credit availability and obtain special pricing and promotion information. Merisel also offers Dial-Up SalesNet, a system that allows a customer, through the use of its own personal computer and a modem, to access Merisel's database to examine pricing, credit information, product description and availability and promotional information and to place orders directly into Merisel's order processing system. For certain of its larger customers, the Company has installed electronic data interchange (EDI) systems which allow participating customers to directly access the Company's mainframe computer system for order processing and account information.

OPERATIONS AND DISTRIBUTION

     The Company operates 20 distribution centers around the world, including eight in the United States, two in Canada, five in Europe, four serving Latin America and one in Australia. The Company plans to shut down and consolidate certain warehouses in North America and Europe in mid-to-late 1995. The warehouse at Rancho Dominquez, California is scheduled to be closed in April 1995. All of these distribution centers are leased. The Company owns one facility in Mexico, which used to serve as a distribution center. This facility is in the process of being leased to a third party. In its place, the Company has leased a larger distribution facility in the same city.

     The Company's United States, Canadian and United Kingdom operations, other than the ComputerLand Franchise and Aggregation Business, are conducted using a mainframe-based computer system, originally implemented in the early 1980s, that operates on hardware owned and operated by a third-party service provider. The Company is currently making a significant investment in new advanced computer and warehouse management systems for its North American operations to support expected continued sales growth and to accommodate improved service levels.

     These new systems are designed to accommodate sales volumes significantly greater than current volumes as well as provide greater transaction accuracy and operating efficiency and more flexibility to accommodate a variety of transaction types. The Company began designing the new computer system in early 1993 and anticipates converting its North America operations to the new system beginning in mid 1995. The Company presently estimates that its aggregate investment in the new computer systems, including costs of system design, hardware, software, installation and training, will be approximately $35 million. In addition, the Company installed an automated new warehouse management system, which includes infrared bar coding equipment and advanced computer hardware and software systems, in three warehouses through 1994 and anticipates installation in its remaining North American warehouses in 1995.

     The design and implementation of these new systems are complex projects and involve risks that unanticipated problems may delay implementation of the new systems or cause them to perform below anticipated service levels. The Company therefore is making a substantial investment (see above) in the design and installation of these systems and is dedicating a significant number of its personnel on a full-time basis (139 employees and independent contractors) to these projects. In the event the Company experiences delays in implementation of these new systems or such systems fail to perform at anticipated service levels, the Company may not be able to accommodate anticipated increases in sales volumes and transaction processing requirements.

INTERNATIONAL OPERATIONS

     The Company distributes microcomputer products throughout the world. Merisel formed its first international subsidiary in 1982 and now operates in Canada, the United Kingdom, France, Germany, Australia, Switzerland, Austria and Mexico. Merisel also has a subsidiary based in Miami, Florida, which primarily sells products to customers in Latin America and in other parts of the world where Merisel does not have a physical presence. In June 1990, the Company began limited distribution of products in Russia as part of a joint venture. The Company believes that certain of the markets for microcomputer products outside the United States are less mature and therefore present opportunities for further growth. Accordingly, the Company will seek to further expand its international operations through internal growth and the possible acquisition of existing distributors or establishment of new operations in other countries.

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

     In Europe, the Company is revising its distribution strategy in response to the reduction in cross-border shipment barriers instituted by the European Economic Community in 1993. With the reduction of cross-border shipping barriers, the Company believes it can more efficiently ship to a large number of countries from a centralized master warehouse or warehouses, supplemented by smaller warehouses in various locations across Europe. At present, the Company maintains a full warehouse in each of the countries in which it has operations, with the exception of Austria. The Company began construction of a master warehouse in Helmond, The Netherlands in May 1994. The Company expects to begin operating the warehouse in mid-to-late 1995.

     The Company's European operations are managed through a European headquarters, which operates with a staff of pan-European managers to oversee the Company's various European subsidiaries and operations. Merisel's European management team is implementing its long-term strategy to centralize distribution, which includes a master warehouse, computer systems enhancements and other operational changes.

     Because the Company conducts business in a number of countries, that portion of operating results and cash flows that is non-U.S. dollar denominated is subject to certain currency fluctuations. The Company generally employs forward exchange contracts to limit the impact of fluctuations in the relative values of some of the currencies in which it does business. In 1994, the Company incurred foreign currency losses of $1.4 million, primarily due to the devaluation of the Mexican Peso. The Company expects the devaluation of the Mexican Peso to continue in 1995 and, accordingly, is re-assessing its foreign currency strategies in Mexico to minimize its foreign exchange transaction exposure resulting from further devaluations.

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

     For segment information regarding Merisel's United States and international operations, see footnote 11 of Notes to Consolidated Financial Statements.

THE COMPUTERLAND FRANCHISE AND AGGREGATION BUSINESS

     On January 31, 1994, the Company completed the ComputerLand Acquisition. As a result of the ComputerLand Acquisition, Merisel, through the ComputerLand Franchise and Aggregation Business, now operates as a master reseller of computer systems and related products from the major microcomputer manufacturers to a network of approximately 750 independently-owned product resellers composed of two customer groups: ComputerLand franchisees, with whom Merisel FAB, Inc., ("Merisel FAB") a wholly-owned subsidiary of Merisel, Inc., acts as franchisor by licensing the ComputerLand name and providing both product supply and various support services, and resellers purchasing under the ComputerLand Franchise and Aggregation Business' Datago Program, which are independent dealers and value-added resellers that purchase products from the ComputerLand Franchise and Aggregation Business, but do not license the ComputerLand name. See "Management's Discussion and Analysis of

Financial Condition and Results of Operations--Acquisition of The ComputerLand Franchise and Aggregation Business."

     In connection with its purchase of the ComputerLand Franchise and Aggregation Business, Merisel purchased the ComputerLand Franchise and Aggregation Business' franchise and third-party reseller agreements as well as the rights in the United States to Vanstar Corporation's trademarks, trade names, service marks, copyrights, patents and logos. Merisel paid approximately $80 million in cash at the closing of the ComputerLand Acquisition for the acquired assets. In addition, Merisel has agreed to make an additional payment in 1996 of up to $30 million, the amount of which will be determined based upon the growth in the ComputerLand Franchise and Aggregation Business and the Company's sales of products of designated manufacturers to specified customers over the two-year period ending January 31, 1996. Sixty-five of the ComputerLand Franchise and Aggregation Business' 66 employees became employees of the ComputerLand Franchise and Aggregation Business in connection with the ComputerLand Acquisition. Merisel did not purchase the order fulfillment systems, warehouses or inventory used by the ComputerLand Franchise and Aggregation Business. At some future date, the Company intends to integrate these functions into its facilities and systems. In the interim, Merisel and Vanstar Corporation have entered into a Distribution and Services Agreement (the "Services Agreement") pursuant to which Vanstar Corporation continues to provide products and distribution and other support services to the ComputerLand Franchise and Aggregation Business for a contractually agreed upon fee until January 31, 1996. In addition, pursuant to the terms of the Services Agreement, the ComputerLand Franchise and Aggregation Business has been granted $20 million in extended credit terms on its product purchases from Vanstar.

     Following its sale of the ComputerLand Franchise and Aggregation Business, Vanstar continues to operate as a reseller of computer products and services through its company-owned locations throughout the United States and also retains its international operations.

     The ComputerLand Franchise and Aggregation Business' franchisees operate locations under the ComputerLand name. The ComputerLand Franchise and Aggregation Business currently sells products to franchisees at cost and receives a royalty based upon gross sales of the franchisee, irrespective of whether the products sold were purchased from the ComputerLand Franchise and Aggregation Business. During 1994, the ComputerLand Franchise and Aggregation Business offered franchisees the opportunity to revise such franchisees' pricing structure by selling products to franchisees at cost plus a mark-up and reducing the royalty on overall franchisee sales and requires the franchisee to achieve minimum purchase targets. As of December 31, 1994, 47 franchisees had accepted the revised cost structure. The franchise agreements purchased as part of the ComputerLand Acquisition typically provide for a ten-year exclusive contract, renewable at the option of the franchisee. In addition to the use of the ComputerLand name, the ComputerLand Franchise and Aggregation Business provides franchisees a range of services including sales and marketing materials, management and sales support services and a proprietary dealer management software system. At December 31, 1994, the ComputerLand Franchise and Aggregation Business had agreements with 145 franchise owners operating 197 locations, located primarily in secondary metropolitan markets in the United States. Franchise owners and operating locations have decreased since the acquisition of the ComputerLand Franchise and Aggregation Business as a result of conversion of certain franchises to Datago resellers, consolidation of locations by franchise owners and franchises that are no longer in business.

     The ComputerLand Franchise and Aggregation Business' Datago resellers are independent dealers and value-added resellers. These resellers generally enter into non-exclusive one-year renewable contracts cancelable at the option of either party on short notice. These contracts typically entitle Datago resellers to purchase the full range of the ComputerLand Franchise and Aggregation Business' products at cost plus a mark-up, depending on the dollar volume of products purchased. At December 31, 1994, the ComputerLand Franchise and Aggregation Business had 601 active Datago resellers. During the year ended December 31, 1994, no individual franchisee or Datago reseller accounted for more than 5% of the ComputerLand Franchise and Aggregation Business revenues.

     Following the ComputerLand Acquisition, the Company began efforts to add additional resellers as customers of the ComputerLand Franchise and Aggregation Business under its Datago program. During 1994, the Company began to add new ComputerLand franchisees, focusing in particular on locations where no reseller is using the ComputerLand name. A total of 11 ComputerLand franchises were added during 1994. Currently, new franchisees, as well as renewing franchisees, will enter into three year franchise agreements that allow a franchisee the option to convert to a Datago affiliate for the third year.

     The ComputerLand Franchise and Aggregation Business offers its franchisees and Datago resellers a selection of major microcomputer equipment and peripherals provided by approximately 50 suppliers. For the year ended December 31, 1994, approximately 82% of the ComputerLand Franchise and Aggregation Business revenues were generated by sales of Apple, Compaq, Hewlett-Packard and IBM products. The loss of any one of these four manufacturers, or a change in the way any of these manufacturers markets, prices or distributes its products, could have a material adverse effect on the ComputerLand Franchise and Aggregation Business' operations and financial results. In 1995, a change by one of these manufacturers has allowed certain of the Company's larger customers to purchase product directly from this manufacturer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of The ComputerLand Franchise and Aggregation Business." In addition to the products supplied directly by the ComputerLand Franchise and Aggregation Business, franchisees and Datago resellers may purchase other products offered by the Company's wholesale distribution business pursuant to separate agreements negotiated on their behalf by the ComputerLand Franchise and Aggregation Business.

     Under the Services Agreement, until January 31, 1996, Vanstar Corporation will continue to purchase and warehouse manufacturers' products and fulfill reseller orders for the products offered by the ComputerLand Franchise and Aggregation Business. The ComputerLand Franchise and Aggregation Business will purchase such products from Vanstar, rather than directly from the supplier, and will pay Vanstar a service fee for performing these distribution functions. Resellers will continue to place product orders with the ComputerLand Franchise and Aggregation Business through the order placement system operated by Vanstar. Vanstar will typically ship products to a customer within two days of receipt of an order. Until January 31, 1996, the ComputerLand Franchise and Aggregation Business will be dependent upon Vanstar to purchase and maintain inventories of products sufficient to meet resellers' requirements and to receive and fulfill orders at acceptable service levels. Although Vanstar maintains the direct contractual relationship with the suppliers, the ComputerLand Franchise and Aggregation Business and Vanstar jointly maintain supplier relationships. While the Company has no reason to believe that Vanstar will not be able to continue to perform its obligations under the Services Agreement, in the event that Vanstar becomes unable to continue to perform such obligations, there may be an adverse effect on the operations and financial results of the Company. The Services Agreement contains provisions for monetary penalties in the event that Vanstar fails to achieve agreed-upon service levels, as well as provisions permitting the ComputerLand Franchise and Aggregation Business to take over a portion of Vanstar's operations to fulfill such obligations under certain circumstances.

     Over 76% of the ComputerLand Franchise and Aggregation Business' sales to its customers currently are financed on behalf of such customers by floor plan financing companies, and the ComputerLand Franchise and Aggregation Business typically receives payment from these financing companies within three business days from the date of sale. Such floor plan financing is typically subsidized for the ComputerLand Franchise and Aggregation Business' customers by its suppliers. Any material change in the availability or the terms of financing offered by such financing companies or the subsidies provided by suppliers could require the ComputerLand Franchise and Aggregation Business to provide such financing to its customers, thereby substantially increasing the working capital necessary to operate its business.

COMPETITION

     Competition in the microcomputer products distribution industry is intense and is based primarily on price, brand selection, breadth and availability of product offering, speed of delivery, level of training and technical support, marketing services and programs and ability to influence a buyer's decision.

     Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based international distributors such as Ingram Micro and Tech Data Corporation, non-U.S. based international distributors such as Computer 2000, national distributors such as Gates/Arrow and Ameriquest Technologies, Inc. and regional distributors and franchisors. The Company competes internationally with a variety of national and regional distributors on a country-by-country basis.

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

     The ComputerLand Franchise and Aggregation Business is subject to competition from other franchisors and aggregators in obtaining and retaining franchisees and third-party resellers, as well as competition from wholesale distributors with respect to sales of products to customers in the ComputerLand Franchise and Aggregation Business network. See "--The Industry." The Company believes that the ComputerLand Franchise and Aggregation Business pricing, brand selection, product availability and service levels are competitive in the industry. With respect to brand selection, the Company believes that an important factor in the ComputerLand Franchise and Aggregation Business ability to attract customers is the fact that it is able to offer computer systems and other hardware products from Apple, Compaq, Hewlett-Packard and IBM. These manufacturers historically have sold their products directly to resellers and through a limited number of master resellers such as the ComputerLand Franchise and Aggregation Business. The loss of any of these manufacturers, or any change in the way any such manufacturers markets, prices or distributes its products, could have a material adverse effect on the ComputerLand Franchise and Aggregation Business operations and financial results. In 1995, a change by one of these manuacturers has allowed certain of the Company's larger customers to purchase product directly from this manufacturer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of The ComputerLand Franchise and Aggregation Business." The ComputerLand Franchise and Aggregation Business principal competitors are Intelligent Electronics, MicroAge and Inacom, all of which maintain networks of franchisees and third-party dealers and which carry products of one or more of the Company's major manufacturers. Certain of the ComputerLand Franchise and Aggregation Business competitors have greater financial resources than the Company.

EMPLOYEES

     As of December 31, 1994 Merisel had 3,072 employees. Merisel considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

     The Company maintains distribution centers in the following locations:

                             Distribution
                             -------------
County/Area Served              Centers
--------------------------   -------------
United States.............              8
Australia.................              1
Canada....................              2
France....................              1
Germany...................              1
Latin America/Caribbean...              1*
Mexico....................              3
Russia....................              1
Switzerland...............              1
United Kingdom............              1
                                       --
Total.....................             20
                                       ==

--------------
* Located in Miami, Florida.

     The Company plans to shut down and consolidate certain warehouses in North America and Europe in mid-to late 1995. The warehouse at Rancho Dominguez, California is scheduled to be closed in April, 1995.

     All of the Company's distribution centers are leased. The Company owns one facility in Mexico, which used to serve as a distribution center. This facility is in the process of being leased to a third party. In its place, the Company has leased a larger distribution facility in the same city. Merisel FAB is located in a 10,120 square-foot facility in Pleasanton, California. The facility has been subleased from ComputerLand for a two-year period ending January 31, 1996. Merisel FAB's customers receive product shipments directly from Vanstar's two warehouses located in Livermore, California and Indianapolis, Indiana.

     In Europe, the Company is revising its distribution strategy in response to the reduction in cross-border shipment barriers instituted by the European Economic Community in 1993. With the reduction of cross-border shipping barriers, the Company believes it can more efficiently ship to a large number of countries from a centralized master warehouse or warehouses, supplemented by smaller warehouses in various locations across Europe. At present, the Company maintains a full warehouse in each of the countries in which it has operations, with the exception of Austria. The Company began construction of a master warehouse in Helmond, The Netherlands in May 1994. The Company expects to begin operating the warehouse in mid-to-late 1995.

     The Company's world headquarters are located in El Segundo, California, and the Company also maintains sales offices in various domestic and international locations. The Company believes that its facilities currently provide sufficient space for its present needs, and that suitable additional space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS.

     In June 1994, the Company and certain of its officers and/or directors were named in putative securities class actions filed in the United Sates District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaints allege that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994 plaintiffs filed a second consolidated and amended complaint on December 22, 1994. Merisel believes that it has meritorious defenses to this lawsuit and intends to defend the action vigorously. Merisel believes that the outcome of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company and, accordingly, no provision for loss has been made in the accompanying financial statements.

     The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

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

                               High       Low
                              -------   -------
      FISCAL YEAR 1993
         First quarter.....   $    13   $10 1/8
         Second quarter....    12 3/4     9 3/4
         Third quarter.....    16 1/2    10 3/8
         Fourth quarter....    18 1/2    13 7/8
      FISCAL YEAR 1994
         First quarter.....    22 1/2    16 5/8
         Second quarter....    19 7/8         8
         Third quarter.....    11 1/4         7
          Fourth quarter...    10 3/4     6 1/4
      FISCAL YEAR 1995
         First quarter.....     8 1/2     3 7/8

     On March 22, 1995, the closing sale price for the Company's Common Stock was $4.1875 per share. As of March 22, 1995, there were 1,164 record holders of the Company's Common Stock.

     Merisel has never declared or paid any dividends to stockholders. Certain of the Company's debt agreements currently prohibit the payment of dividends by the Company. At this time, the Company intends to continue its policy of retaining earnings for the continued development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA.

                                                               Year Ended December 31,
                                           ---------------------------------------------------------------
                                              1990          1991         1992         1993         1994
                                           -----------   ----------   ----------   ----------   ----------
                                                       (In thousands, except per share amounts)
INCOME STATEMENT DATA:(1)
Net sales...............................   $1,192,411    $1,585,446   $2,238,715   $3,085,851   $5,018,687
Cost of sales...........................    1,073,553     1,427,491    2,036,292    2,827,315    4,676,164
                                           ----------    ----------   ----------   ----------   ----------
Gross profit............................      118,858       157,955      202,423      258,536      342,523
Selling, general & administrative
 expenses...............................      102,361       119,682      150,905      187,152      281,796
                                           ----------    ----------   ----------   ----------   ----------
Operating income........................       16,497        38,273       51,518       71,384       60,727
Interest expense........................       13,720        15,972       15,742       17,810       29,024
Other (income) expense..................         (776)          823        1,299        2,722       11,752
                                           ----------    ----------   ----------   ----------   ----------
Income before income taxes..............        3,553        21,478       34,477       50,852       19,951
Provision for income taxes..............        2,918        10,652       14,812       20,413        8,341
                                           ----------    ----------   ----------   ----------   ----------
Net income..............................   $      635    $   10,826   $   19,665   $   30,439   $   11,610
                                           ==========    ==========   ==========   ==========   ==========

PER SHARE DATA:
Net income per share....................        $0.03         $0.43        $0.67        $1.00        $0.38
Weighted average number of shares.......       21,766        24,897       29,274       30,454       30,389

BALANCE SHEET DATA:
Working capital.........................   $  212,993    $   92,510   $  294,626   $  359,765   $  399,848
Total assets............................      431,706       508,586      667,313      936,283    1,191,870
Long-term and subordinated debt.........      158,949        25,316      153,433      208,500      357,685
Total debt..............................      160,597       164,632      179,124      259,429      395,556
Stockholders' equity....................      114,283       125,537      198,882      223,857      236,164
--------------

(1) Merisel's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel has described year ends presented as if the year ended on December 31. Except for 1992, all fiscal years presented were 52 weeks in duration. On January 31, 1994, the Company acquired the ComputerLand Franchise and Aggregation Business in a transaction accounted for as a purchase. The selected financial data set forth above includes that of Merisel prior to the acquisition of the ComputerLand Franchise and Aggregation Business and that of the combined entities subsequent to the acquisition of the ComputerLand Franchise and Aggregation Business. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

  The Company was founded in 1980 and has grown both through internal growth and through acquisitions of other computer products distributors and an aggregator. By 1989, the Company had achieved annual revenues of $629.4 million, principally through internal expansion. In April 1990, the Company acquired Microamerica, Inc. (''Microamerica''), another worldwide distributor of microcomputer products, with net sales of approximately $526 million for the year ended December 31, 1989. In the years following the Microamerica acquisition, the Company's revenues increased from $2.2 billion in 1992 to $3.1 billion in 1993, reflecting substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for distribution of their products. On January 31, 1994, the Company completed the acquisition of certain assets of the ComputerLand Franchise and Aggregation Business from Vanstar Corporation. See "Business--The ComputerLand Franchise and Aggregation Business" and "-- Acquisition of The ComputerLand Franchise and Aggregation Business.'' In 1994, the Company's revenues increased to $5.0 billion, reflecting $1.1 billion in revenue for eleven months from this acquisition in addition to the factors provided above. The Company's net income as a percentage of sales, or net margin, declined from 0.9% and 1.0% for 1992 and 1993, respectively, to 0.2% for 1994, primarily as a result of a decline in gross profit margins resulting from continued competitive price pressures, an increase in selling, general and administrative expenses associated with the Company's increase in net sales and an increase in interest expense and asset securitization fees to finance the Company's higher sales levels, investments in warehouse facilities and computer systems, losses in Europe and the acquisition of the ComputerLand Franchise and Aggregation Business.

  The Company anticipates that gross margins will continue to decline in the future due to industry price competition. In addition, the Company's ComputerLand Franchise and Aggregation Business generates lower gross margins than the Company's core distribution business. In 1994, the ComputerLand Franchise and Aggregation Business' gross margin was 4.7% of net sales, compared to 7.4% of net sales for the core distribution business. However, the ComputerLand Franchise and Aggregation Business has lower selling, general and administrative expenses as a percentage of sales than the Company's existing wholesale distribution business. In 1994, the ComputerLand Franchise and Aggregation Business' selling, general and administration expenses were 3.7% of net sales, compared to 6.2% of net sales for the Company's core distribution business. See ''--Acquisition of The ComputerLand Franchise and Aggregation Business.'' Although management will continue its efforts to reduce selling, general and administrative expenses as a percentage of sales, through (among other things) the implementation of new computer operating systems and warehouse management systems that the Company expects will enable it to utilize its existing assets more productively, no assurance can be given as to whether such reductions will, in fact, occur or as to the actual amount of any such reductions. In an attempt to address competitive pressures, the Company is currently assessing its cost structure and anticipates incurring a restructuring charge of approximately $10 million in the first quarter of 1995. This restructuring charge primarily includes reductions in the number of employees and the consolidation of warehouse facilities. To the extent gross margins continue to decline and the Company is not successful in sufficiently reducing selling, general and administrative expenses as a percentage of sales, the Company will continue to experience a negative impact on its operating income.

RESULTS OF OPERATIONS

  For the periods indicated, the following table sets forth selected items from the Company's Consolidated Statements of Income, expressed as a percentage of net sales:

                                                  PERCENTAGE OF NET SALES
                                                 --------------------------
                                                  YEAR ENDED DECEMBER 31,
                                                 --------------------------
                                                  1992      1993      1994
                                                 -------   -------   ------
Net sales......................................   100.0%    100.0%   100.0%
Cost of sales..................................    91.0      91.6     93.2
                                                  -----     -----    -----
Gross profit...................................     9.0       8.4      6.8
Selling, general and administrative expenses...     6.7       6.1      5.6
                                                  -----     -----    -----
Operating income...............................     2.3       2.3      1.2
Interest expense...............................     0.7       0.6      0.6
Other expense..................................     0.1       0.1      0.2
                                                  -----     -----    -----
Income before income taxes.....................     1.5       1.6      0.4
Provision for income taxes.....................     0.6       0.6      0.2
                                                  -----     -----    -----
Net income.....................................     0.9%      1.0%     0.2%
                                                  =====     =====    =====

 YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

  The Company's net sales increased 63% (28% excluding the ComputerLand Franchise and Aggregation Business), to $5.0 billion in 1994 from $3.1 billion in 1993. The increase in net sales was due to the impact of the ComputerLand Acquisition, the growth of the overall market for hardware and software products, as well as an increase in the number of vendors and products the Company is authorized to sell in various geographic markets. The Company also increased its market share of certain vendor products in various geographic markets. Net sales for the ComputerLand Franchise and Aggregation Business for the 11 months ended December 31, 1994 were $1.1 billion or 21% of consolidated net sales for the year ended December 31, 1994.

  Geographically, the Company's 1994 net sales were as follows: United States, $3.4 billion, or 68%; Canada, $517 million, or 10%; Europe, $784 million, or 16%; and other international markets, $305 million, or 6%. From 1993 to 1994, these geographic regions experienced sales growth rates of 75%, (21% without the ComputerLand Franchise and Aggregation Business), 31%, 47% and 47%, respectively. For additional information on the Company's operating results by geographic region, see Note 11 of Notes to Consolidated Financial Statements.

  The Company's sales of hardware and accessories, including the ComputerLand Franchise and Aggregation Business, accounted for 75% of net sales, and software accounted for 25% of net sales in 1994, as compared to 60% and 40%, respectively, in 1993. The Company's hardware and accessories, excluding the ComputerLand Franchise and Aggregation Business, accounted for 69% of net sales and software accounted for 31% of net sales in 1994. The increase in hardware sales was due to the Company obtaining additional rights to distribute hardware products throughout the world from various vendors and that the ComputerLand Franchise and Aggregation Business' revenues are predominantly hardware-related. The decrease in software sales as a percentage of net sales was also partially the result of lower prices on software products sold in the United States.

  Gross profit increased 32.5% to $342.5 million in 1994 from $258.5 million in 1993. Gross profit as a percentage of sales, or gross margin, decreased to 6.8%, from 8.4% in 1993. In 1994, the ComputerLand Franchise and Aggregation Business's, gross margin was 4.7% of net sales, compared to 7.4% of net sales for the Company's core distribution business. The decrease in gross margin was principally attributable to competitive pressures on pricing worldwide and the effect of the ComputerLand Acquisition. The ComputerLand Franchise and Aggregation Business' operating expenses as a percentage of sales, however, were lower than those of the Company's wholesale distribution business, which helped offset its lower gross margins. See "--Acquisition of The ComputerLand Franchise and Aggregation Business." The Company anticipates that it will continue to experience downward pressure on gross margin due to industry price competition.

  Selling, general and administrative expenses ("SG&A") increased 50.6% to $281.8 million in 1994 from $187.2 million in 1993. SG&A decreased as a percentage of net sales from 6.1% in 1993 to 5.6% in 1994. In 1994, the ComputerLand Franchise and Aggregation Business' SG&A was 3.7% of net sales, compared to 6.2% of net sales for the core distribution business. The absolute dollar increase in SG&A is primarily due to costs associated with the Company's 63% increase in net sales and higher SG&A costs in Europe due to the costs associated with the Company's implementation of its long-term strategy to centralize its European operations. The decrease in SG&A as a percentage of net sales was due to the ComputerLand Franchise and Aggregation Business' lower operating expenses as a percentage of sales compared to those of Merisel's core distribution business. The Company's number of full-time equivalent employees increased from 2,502 at December 31, 1993 to 3,072 at December 31, 1994.

   Operating income decreased 14.9% from $71.4 million in 1993 to $60.7 million in 1994. Operating income as a percentage of net sales was 2.3% in 1993 and 1.2% in 1994. Operating income as a percentage of net sales for the Company's
U. S. distribution business declined as a result of lower gross margins and an increase in operating expenses. The Company's European operations experienced net operating losses in 1994 as a result of continued competitive pressure on margins, increased operating expenses and the costs associated with the implementation of the Company's long-term strategy to centralize European operations. In the fourth quarter of 1994, the Company recorded certain items which reduced operating income by approximately $7.8 million. These items related primarily to changes made in estimates to certain asset and liability values. In addition, the ComputerLand Franchise and Aggregation Business generates lower operating income as a percentage of net sales than the Company's wholesale distribution business, which has the effect of lowering overall consolidated operating income as a percentage of net sales.

  Interest expense increased 63.0% to $29.0 million in 1994 from $17.8 million in 1993, but remained level as a percentage of sales at 0.6%. The dollar increase in interest expense is primarily attributable to the Company's higher average borrowings in 1994, reflecting the need to finance the acquisition of the ComputerLand Franchise and Aggregation Business and the Company's higher sales levels and, to a lesser extent, an increase in interest rates.

  Other expense increased to $11.8 million in 1994 from $2.7 million in 1993. The increase in other expense in 1994 primarily relates to an increase of $6.5 million in fees incurred in connection with accounts receivable securitizations and an increase in the amortization of financing fees of $1.2 million primarily related to the acquisition of the ComputerLand Franchise and Aggregation Business. See "--Liquidity and Capital Resources." In addition, other expenses includes foreign currency losses of $1.4 million, primarily due to the devaluation of the Mexican Peso. The Company expects the devaluation of the Mexican Peso to continue in 1995 and, accordingly, is re-assessing its foreign currency strategies in Mexico to minimize its foreign currency transaction exposure resulting from further devaluations.

  Provision for income taxes decreased to $8.3 million in 1994 from $20.4 in 1993, reflecting the Company's 60.8% decrease in income before income taxes. The Company's effective tax rate was 41.8% in 1994 compared to 40.1% in 1993. This increase was principally the result of certain of the Company's subsidiaries that derived no tax benefit from such losses under local tax laws.

  Net income decreased 61.9% to $11.6 million in 1994 from $30.4 million in 1993, while net income per share decreased to $0.38 from $1.00. In the fourth quarter of 1994, the Company recorded a loss of $2.5 million compared to net
income of $11.9 million in the fourth quarter of 1993.   In response to the 1994
operating results and fourth quarter loss, the Company is assessing its current cost structure and anticipates incurring a restructuring charge of approximately $10 million in the first quarter of 1995. This restructuring charge primarily includes reductions in the number of employees and the consolidation of warehouse facilities.

     YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

  The Company's net sales increased 38% to $3.1 billion in 1993 from $2.2 billion in 1992, reflecting significant growth in both domestic and international sales. The Company believes this increase is due principally to the establishment of new relationships with manufacturers in various markets around the world, the introduction of new products by existing manufacturers, increased customer demand for computer products and increased use of wholesale distribution by manufacturers in their distribution channels. The Company's 1992 fiscal year included 53 weeks due to the timing of the fiscal year end, while the 1993 fiscal year contained 52 weeks. See Note 1 of Notes to Consolidated Financial Statements.

  Geographically, the Company's 1993 net sales were as follows: United States, $2.0 billion, or 63%; Canada, $395 million, or 13%; Europe, $532 million, or 17%; and other international markets, $207 million, or 7%. From 1992 to 1993, these geographic regions experienced sales growth rates of 32%, 31%, 64% and 51%, respectively. The Company's higher sales growth rate in Europe has resulted in part from the addition of new manufacturer relationships in various European markets. In the United States, the Company's sales increase is due in part to new product offerings from computer systems and other hardware manufacturers. In the United States, hardware and accessories accounted for 60% of net sales, and software accounted for 40% of net sales in 1993, as compared to 56% and 44%, respectively, in 1992. For additional information on the Company's operating results by geographic region, see Note 11 of Notes to Consolidated Financial Statements.

  Gross profit increased 27.7% to $258.5 million in 1993 from $202.4 million in 1992, reflecting the higher 1993 net sales. Gross margin declined to 8.4% in 1993 from 9.0% in 1992, principally as a result of continuing competitive pricing pressures worldwide.

  Selling, general and administrative (''SG&A'') expenses increased 24.0% to $187.2 million in 1993 from $150.9 million in 1992, primarily as a result of increased expenses associated with the Company's 38% increase in net sales. SG&A expenses as a percentage of sales declined to 6.1% in 1993 from 6.7% in 1992, reflecting economies of scale resulting from higher sales volumes as well as improved operating efficiencies. The Company's number of full-time equivalent employees increased from 1,939 at December 31, 1992 to 2,502 at December 31, 1993.

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

  Additionally, the Company's net sales in the fourth quarter have been higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday period purchases. For a tabular presentation of certain quarterly financial data with respect to 1993
and 1994, see Note 12   of Notes to Consolidated Financial Statements.

ACQUISITION OF THE COMPUTERLAND FRANCHISE AND AGGREGATION BUSINESS

  Through the ComputerLand Acquisition, Merisel, through its wholly-owned subsidiary, Merisel FAB, now operates the ComputerLand Franchise and Aggregation Business, a leading master reseller of computer systems and related products from the major microcomputer manufacturers to a network of over 750 independently-owned computer products resellers, including ComputerLand franchisees and affiliated resellers purchasing through the Datago program. See "Business--The ComputerLand Franchise and Aggregation Business."

  The Company acquired the ComputerLand Franchise and Aggregation Business on January 31, 1994. For the eleven months ended December 31, 1994, the ComputerLand Franchise and Aggregation Business generated net sales of $1.1 billion, and gross profit of $49.1 million and income from operations of $10.3 million. Gross margin and SG&A as a percentage of net sales for this period were 4.7% and 3.7%, respectively, reflecting the lower margins and lower SG&A incurred in the master reseller, or aggregator, business as compared to the Company's core distribution business. The ComputerLand Franchise and Aggregation Business' operating margin as a percentage of net revenues for this period was
1.0%.   The Company anticipates downward pressure on gross margins as a result of intense price competition and the effect of revised pricing structure offered to new and existing franchisees. See "Business--ComputerLand Franchise and Aggregation Business."

  For the eleven months ended December 31, 1994, approximately 82% of the ComputerLand Franchise and Aggregation Business' revenues were generated from the sale of products from four manufacturers: Apple, Compaq, Hewlett-Packard and IBM. The loss of any one of these four manufacturers, or a change in the way any of these manufacturers markets, prices or distributes its products, could have a material adverse effect on the ComputerLand Franchise and Aggregation Business' operating and financial results. In 1995, a change by one of these manufacturers has allowed certain of the Company's larger customers to purchase product directly from this manufacturer. Specifically, to the extent that one of the leading four manufacturers changes its current system of limiting authorization to sell its products to master resellers, the ComputerLand Franchise and Aggregation Business' sales levels would be adversely affected. The Company believes, however, that its distribution business may benefit from such changes.

  All of the ComputerLand Franchise and Aggregation Business franchisees are electronically linked for the purpose of order placement and other communications, reducing the need for sales representatives and support personnel in comparison to the Company's existing business. In addition, over 76% of the ComputerLand Franchise and Aggregation Business customers currently finance their orders through "floor plan" financing companies or pay on a C.O.D. basis, reducing the need for credit and collection personnel and reducing financing costs because of improved cash flow.

  As a result of the foregoing as well as other factors, master resellers such as the ComputerLand Franchise and Aggregation Business tend to generate both lower gross margins and lower operating expenses as a percentage of sales than those generated by the Company in its existing distribution business.

  Competition among master resellers is intense (see "Business--Competition"), and the ComputerLand Franchise and Aggregation Business may experience downward pressures on it gross margins due to competitive pricing decisions. Under the Services Agreement, Vanstar will perform a significant portion of the ComputerLand Franchise and Aggregation Business distribution functions for a contractually agreed-upon fee for a two-year period. As a result of this outsourcing arrangement, the ComputerLand Franchise and Aggregation Business does not directly control the costs of those distribution functions, and therefore will be limited in its ability to lower its costs in response to a lower gross margin environment during the two-year term of the Services Agreement. Due to this limitation, the Services Agreement provides that the service fee, as a percentage of sales volume, decreases if the

ComputerLand Franchise and Aggregation Business sales volume increases over a specified amount. Further, in the event sales volume does not increase over a specified amount, and the ComputerLand Franchise and Aggregation Business gross margin declines, the Service Agreement provides for a limited reduction in the service fee to offset partially the decline in gross margin. Notwithstanding these contractual provisions, a material decline in the ComputerLand Franchise and Aggregation Business gross margin could have a material adverse effect on the Company's results of operations.

  Over 76% of the ComputerLand Franchise and Aggregation Business sales currently are financed on behalf of its customers by floor plan financing companies. The ComputerLand Franchise and Aggregation Business typically receives payment from these financing companies within three business days from the date of sale, resulting in reduced cash requirements for the ComputerLand Franchise and Aggregation Business as compared to the Company's existing wholesale distribution business. This floor plan financing is typically subsidized for the ComputerLand Franchise and Aggregation Business customers by its manufacturers. Any material change in the availability or the terms of financing offered by such financing companies or in the subsidies provided by manufacturers could require the ComputerLand Franchise and Aggregation Business to provide such financing to its customers, thereby substantially increasing the working capital necessary to operate its business.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its growth and cash needs primarily through borrowings, income from operations, the public and private sales of its securities and securitizations of its accounts receivable.

  Net cash used for operating activities in 1994 was $82.4 million and $125.4 million in 1993. The primary uses of cash in 1994 were increases in accounts receivables of $152.9 million, reflecting the Company's higher sales volumes, especially in December 1994, and greater sales to customers with extended credit terms, and inventories of $75.3 million, reflecting the Company's higher sales volumes. Sources of cash from operating activities included net income, after adjustment for non-cash items, of $41.6 million and an increase in accounts payable of $94.4 million.

  Net cash used for investing activities in 1994 was $126.5 million, of which $86.3 million related to the ComputerLand Acquisition and the acquisition of the remaining 40% minority interest in the Company's Mexican subsidiary and $40.2 million related to property and equipment expenditures. The expenditures for property and equipment were primarily for the upgrading of the Company's computer systems, expenditures for a new warehouse management system and the upgrading of facilities and leasehold improvements. The Company presently anticipates that its capital expenditures for 1995 will be approximately $50 million, principally for completing the development and implementation of new computer systems in North America, new warehouse management systems, new computer systems for the Company's European operations and completion of the new distribution center in Europe. The design and implementation of these new systems are complex projects and involve risks that unanticipated problems may delay implementation of the new systems or cause them to perform below anticipated service levels. In the event the Company experiences delays in implementation of these new systems or such systems fail to perform at anticipated service levels, the Company may not be able to accommodate anticipated increases in sales volumes and transaction processing requirements which would adversely impact operating income and cash flows. See "Business-- Operations and Distribution" and "Business--International Operations." The Company intends to finance its anticipated capital expenditures with funds from the existing lines of credit and its ability to obtain additional credit.

  Net cash provided by financing activities in 1994 was $211.6 million, comprised principally of proceeds received in connection with a $125 million senior note offering during October 1994 and proceeds from the sale of an interest in the Company's trade accounts receivable of $75 million. In addition, the Company had net borrowings under domestic revolving lines of credit of $24 million and net repayments under foreign bank facilities of $13 million during the year ended December 31, 1994.

  To provide capital for the Company's operating and investing activities, the Company and its subsidiaries, including Merisel Americas and Merisel Europe maintain a number of credit facilities. Merisel Americas and Merisel Europe are co-borrowers under a $150 million unsecured revolving bank credit facility, as amended, expiring on May 31, 1997. At March 17, 1995, $91.1 million was outstanding under this facility. See Note 6 to Notes to Consolidated Financial Statements. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of December 31, 1994 was $37.9 million.

  Merisel Americas on an ongoing basis, sells its trade receivables to its wholly-owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to a trade receivables purchase and sale agreement with a securitization company, as amended and restated in November, 1994, Merisel Capital Funding, in turn, sells to a syndicate of purchasers on an ongoing basis for a one year period up to $150 million of an undivided interest in such trade receivables. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in October 1995. See Note 3 of Notes to Consolidated Financial Statements.

  To finance the ComputerLand Acquisition, the Company borrowed $65 million under an unsecured credit agreement with a bank lender which was repaid in full during October 1994. Merisel FAB also borrowed $16 million, the balance of the ComputerLand Acquisition purchase price, under a separate credit agreement, which was repaid in full on February 15, 1994.

  Effective October 24, 1994, the Company issued $125 million principal amount of senior notes (the "Notes") due December 31, 2004. The Company used the proceeds from the Notes to repay in full the $65 million in bank financing used for the ComputerLand Acquisition and to repay approximately $55.8 million of indebtedness under the $150 million revolving credit facility. The Notes provide for an interest rate of 12.5% payable semiannually commencing December 31, 1994. The Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Indenture relating to the Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investment, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers. See
Note 6 of Notes to Consolidated Financial Statements.

  Merisel Americas also has outstanding $100 million of 8.58% senior notes, due June 30, 1997, and $22 million of 11.28% subordinated notes, due in five equal annual principal installments, beginning in March 1996. See Notes 6 and 7 of Notes to Consolidated Financial Statements.

  In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar entered into the Services Agreement pursuant to which Vanstar will provide significant distribution and other support services until January 31, 1996 to the ComputerLand Franchise and Aggregation Business for a contractually agreed upon fee. Under the Services Agreement, the ComputerLand Franchise and Aggregation Business has been granted $20 million in extended credit terms on its product purchases from Vanstar. The Vanstar payable currently accrues interest at the prime rate, less 2% per annum (6.5% at December 31, 1994), with the principal balance due on February 1, 1996.

  Merisel continues to monitor its working capital requirements. Assuming the Company can obtain a renewal of its accounts receivable securitization facility, the Company believes that its existing cash balances, proceeds from receivable securitizations, borrowings under existing lines of credit and its ability to obtain additional credit will be sufficient to meet its working capital and capital investment needs through at least the next twelve months.

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

  The Company offers credit terms to qualifying customers and also sells on a prepay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure through monitoring of customers' creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. In certain markets, the Company may elect to purchase credit insurance for certain accounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

Merisel, Inc.:

  We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Los Angeles, California
February 27, 1995

                         MERISEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          DECEMBER 31,
                                                                                                    ------------------------
                                                                                                       1993         1994
                                                                                                    ----------   -----------
A S S E T S
CURRENT ASSETS:
  Cash.....................................................................................          $     14    $    3,533
  Accounts receivable (net of allowance for doubtful accounts of $16,543
    and $16,511 at December 31, 1993 and 1994, respectively)...............................           393,252       451,246
  Inventories..............................................................................           442,392       517,706
  Prepaid expenses and other current assets................................................            15,443        13,256
  Deferred income tax benefit..............................................................             8,942        12,128
                                                                                                     --------    ----------
     Total current assets..................................................................           860,043       997,869
PROPERTY AND EQUIPMENT, NET................................................................            39,858        69,511
COST IN EXCESS OF NET ASSETS ACQUIRED, NET.................................................            32,832       113,115
OTHER ASSETS...............................................................................             3,550        11,375
                                                                                                     --------    ----------
  TOTAL ASSETS.............................................................................          $936,283    $1,191,870
                                                                                                     ========    ==========

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable.........................................................................          $414,841    $  509,226
  Accrued liabilities......................................................................            26,811        46,502
  Short-term bank debt.....................................................................            50,929        37,871
  Income taxes payable.....................................................................             7,697         4,422
                                                                                                     --------    ----------
     Total current liabilities.............................................................           500,278       598,021
LONG-TERM DEBT.............................................................................           186,500       335,685
SUBORDINATED DEBT..........................................................................            22,000        22,000
DEFERRED INCOME TAX LIABILITY..............................................................             1,787
MINORITY INTEREST..........................................................................             1,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued or outstanding
  Common stock, $.01 par value; authorized 50,000,000 shares; outstanding 29,604,300
    and 29,716,600 at December 31, 1993 and 1994, respectively.............................               296           297
   Additional paid-in capital..............................................................            140,775       141,249
  Retained earnings........................................................................            91,512       103,122
  Cumulative translation adjustment........................................................            (8,726)       (8,504)
                                                                                                     --------    ----------
     Total stockholders' equity............................................................           223,857       236,164
                                                                                                     --------    ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................................          $936,283    $1,191,870
                                                                                                     ========    ==========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                         FOR THE YEARS ENDED DECEMBER 31,
                                       ------------------------------------
                                          1992         1993         1994
                                       ----------   ----------   ----------
NET SALES...........................   $2,238,715   $3,085,851   $5,018,687
COST OF SALES.......................    2,036,292    2,827,315    4,676,164
                                       ----------   ----------   ----------
GROSS PROFIT........................      202,423      258,536      342,523
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..........................      150,905      187,152      281,796
                                       ----------   ----------   ----------
OPERATING INCOME....................       51,518       71,384       60,727
INTEREST EXPENSE....................       15,742       17,810       29,024
OTHER EXPENSE.......................        1,299        2,722       11,752
                                       ----------   ----------   ----------
INCOME BEFORE INCOME TAXES..........       34,477       50,852       19,951
PROVISION FOR INCOME TAXES..........       14,812       20,413        8,341
                                       ----------   ----------   ----------
NET INCOME..........................   $   19,665   $   30,439   $   11,610
                                       ----------   ----------   ----------
NET INCOME PER SHARE................        $0.67        $1.00        $0.38
                                       ----------   ----------   ----------
WEIGHTED AVERAGE NUMBER OF SHARES...       29,274       30,454       30,389
                                       ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         NOTES
                                                                 ADDITIONAL               CUMULATIVE   RECEIVABLE
                                                                  PAID-IN     RETAINED    TRANSLATION     COMMON
                                              COMMON STOCK        CAPITAL     EARNINGS    ADJUSTMENT       STOCK        TOTAL
                                           -------------------   ----------   --------    ----------    -----------    ---------
                                             SHARES     AMOUNT
                                           ----------   ------
BALANCE AT DECEMBER 31, 1991............   24,450,900     $245     $ 82,825    $ 41,408       $ 1,640         $(581)    $125,537
 Exercise of stock options and other....      246,300        2          676                                                  678
 Amortization of deferred compensation..                                124                                                  124
 Payments on notes due from sale of
  stock.................................                                                                        581          581
 Issuance of common stock from public
  offering..............................    4,600,000       46       55,694                                               55,740
 Cumulative translation adjustment......                                                       (3,443)                    (3,443)
 Net income.............................                                         19,665                                   19,665
                                           ----------   ------   ----------    --------   -----------    ----------     --------
BALANCE AT DECEMBER 31, 1992............   29,297,200      293      139,319      61,073        (1,803)                   198,882
 Exercise of stock options and other....      307,100        3        1,456                                                1,459
 Cumulative translation adjustment......                                                       (6,923)                    (6,923)
 Net income.............................                                         30,439                                   30,439
                                           ----------   ------   ----------    --------   -----------    ----------     --------
BALANCE AT DECEMBER 31, 1993               29,604,300      296      140,775      91,512        (8,726)                   223,857
 Exercise of stock options and other....      112,300        1          474                                                  475
 Cumulative translation adjustment......                                                          222                        222
 Net income.............................                                         11,610                                   11,610
                                           ----------   ------   ----------    --------   -----------    ----------     --------
 BALANCE AT DECEMBER 31, 1994               29,716,600     $297     $141,249    $103,122       $(8,504)                  $236,164
                                           ==========     ====     ========    ========   ============   ==========     ========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
                                              1992          1993           1994
                                           ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................   $  19,665    $    30,439    $    11,610
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
  Depreciation and amortization.........       9,185         10,476         16,101
  Provision for bad debts...............      15,471         17,441         18,851
  Deferred income taxes.................        (789)        (2,451)        (4,973)
  Amortization of deferred compensation.         124
  Changes in assets and liabilities,
   net of the effects from acquisitions:
  Accounts receivable...................     (91,298)      (194,214)      (152,912)
  Inventories...........................     (72,010)      (142,866)       (75,314)
  Prepaid expenses and other assets.....      (1,257)        (6,613)        (6,604)
  Accounts payable......................      59,080        166,296         94,385
  Accrued liabilities...................       2,592         (4,124)        19,690
  Income taxes payable..................         629            208         (3,275)
                                           ---------    -----------    -----------
  Net cash used for operating activities     (58,608)      (125,408)       (82,441)
                                           ---------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.....      (9,969)       (24,576)       (40,163)
 Proceeds from sale of property and
  equipment.............................                      1,004
 Investments in unconsolidated
  affiliates............................                       (844)
 Acquisitions, net of cash acquired.....                       (685)       (86,343)
 Cash acquired in connection with
  acquisition of subsidiary.............          15
                                           ---------    -----------    -----------
Net cash (used for) investing
  activities............................     (9,954)       (25,101)      (126,506)
                                           ---------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving line of
  credit................................     29,500      1,113,967      1,766,300
 Repayments under revolving line of
  credit................................                (1,043,900)    (1,742,114)
 Net borrowings(repayments) under
  foreign bank facilities...............     12,790         10,237        (13,058)
 Repayment of prior revolving lines of
  credit................................   (128,394)
 Borrowings under senior notes..........    100,000                       125,000
 Proceeds from sale of account
  receivables...........................                    75,000         75,000
 Net proceeds from sale of common stock.      55,740
 Proceeds from issuance of common stock.         679          1,459            475
 Payments received from notes due from
  sale of stock.........................         581
                                           ---------    -----------    -----------
 Net cash provided by financing
  activities............................      70,896        156,763        211,603
                                           ---------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.      (2,742)        (6,373)           863
                                           ---------    -----------    -----------
NET (DECREASE)  INCREASE IN CASH AND
 CASH EQUIVALENTS.......................        (408)          (119)         3,519
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD.................................         541            133             14
                                           ---------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD   $     133    $        14    $     3,533
                                           =========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION--
  Cash paid during the year for:
    Interest (net of interest
     capitalized of $1,053 for 1994)....   $  10,582    $    20,741    $    21,237
    Income taxes........................      14,811         20,924         11,185



          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1992, 1993 AND 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General--Merisel, Inc. ("Merisel" or the "Company") is a worldwide distributor of microcomputer hardware and software products. In addition, as a result of the ComputerLand Acquisition (see Note 2), the Company, through its wholly-owned subsidiary Merisel FAB, Inc. ("Merisel FAB"), is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchisees and Datago resellers. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  In connection with its ComputerLand franchising operations, the Company collects initial franchise fees and royalties based on a percentage of franchise sales. Initial franchise fees, which were not material in 1994, are recognized as income when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied. Royalties which range from .75% to 4.95% of franchise sales are recognized as such sales occur. Royalty revenues were $19.2 million in 1994. Franchise agreements range from 3 to 10 years in length.

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

  The Company capitalizes all direct costs incurred in the construction of facilities and the development and installation of new computer and warehouse management systems. Such amounts include the costs of materials and other direct construction costs, purchased computer hardware and software, outside programming and consulting fees, direct employee salaries, and interest.

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired results principally from the acquisition in January 1994 of the ComputerLand Franchise and Aggregation Business and the acquisition in 1990 of Microamerica, Inc. The cost in excess of net assets acquired from MicroAmerica, Inc. is being amortized over a period of forty years using the straight line method. The cost in excess of net assets acquired from the ComputerLand Franchise and Aggregation Business is being amortized over an aggregate period of 25 years. Accumulated amortization was $3,468,000 and $7,405,000 at December 31, 1993 and 1994 respectively.

  The Company reviews the recoverability of intangible assets to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of intangible assets. If the undiscounted future cash flows are less than the carrying value, a writedown would be recorded measured by the amount of the difference.

  Income Taxes--Deferred income taxes represent the amounts which will be paid or received in future periods based on the tax rates that are expected to be in effect when the temporary differences are scheduled to reverse.

  At December 31, 1993 and 1994, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes was approximately $15 million and $16 million, respectively. The Company intends to invest the undistributed earnings of its foreign subsidiaries indefinitely.

  Concentration of Credit Risks - Financial instruments which subject the Company to credit risk consist primarily of trade accounts receivables and forward foreign currency exchange contracts. Concentration of credit risk with respect to trade accounts receivables are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company diversifies its credit risk with respect to forward foreign exchange contracts due to the number of institutions with which it enters into contracts. The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.

  Fair Values of Financial Instruments--The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. The estimated fair value of long-term debt including current maturities, based on reference to quoted market prices, exceeded the carrying value by approximately $8,700,000 as of December 31, 1993 and was less than the carrying value by approximately $6,900,000 as of December 31, 1994.

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Foreign Currency Translation--Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rate in effect at the close of the period. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the period. The aggregate effect of translating the financial statements of foreign subsidiaries at the above rates is included in a separate component of stockholders' equity entitled Cumulative Translation Adjustment. In addition, the Company advances funds in the normal course of business, to certain of its foreign subsidiaries, which are not expected to be repaid in the foreseeable future. Translation adjustments resulting from these advances are also included in Cumulative Translation Adjustment.

  Foreign Exchange Instruments--The Company's use of derivitives is limited to the purchase of foreign exchange contracts, which are used to minimize foreign exchange transaction gain and losses. The Company purchases forward dollar contracts to hedge short-term advances to its foreign subsidiaries and to hedge commitments to acquire inventory for sale. The Company's foreign exchange rate contracts minimize the Company's exposure to exchange rate movement risk, as any gains or losses on these contracts are offset by gains and losses on the transactions being hedged. The foreign exchange contracts have varying maturities which generally do not exceed one year. At December 31, 1993 and 1994, the Company had approximately $85 million and $110 million of foreign exchange contracts outstanding, the carrying value of which does not differ significantly from their fair value. In 1992 and 1993 there were net foreign currency gains of $843,000 and $283,000, respectively, and a net foreign currency loss of $1,422,000 in 1994, primarily due to the devaluation of the Mexican Peso. These amounts are recorded as other expense.

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

  Fiscal Periods--The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to March 31, June 30, September 30, and December 31. For clarity of presentation, the Company has described year-ends presented as if the years ended on December 31 and quarter-ends presented as if the quarters ended on March 31, June 30, September 30, and December 31. The 1993 and 1994 fiscal years were 52 weeks, while the 1992 fiscal year was 53 weeks in duration. All quarters presented for 1993 and 1994 were 13 weeks in duration.

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2.  ACQUISITIONS

  On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, acquired certain assets of the United States Franchise and Distribution Division (the "F&D Division") of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The Company paid $80.2 million in cash at closing for the acquired assets and $2.1 million of direct acquisition costs. In addition, the Company has agreed to make an additional payment in 1996 of up to $30 million, based upon the growth of the Company's and Merisel FAB's sales of products of designated vendors to specified customers over the two-year period ending January 31, 1996. The acquisition has been accounted for as a purchase. Under the purchase method of accounting, an allocation of the purchase price to the Merisel FAB assets and liabilities is required to reflect fair values. Based on an independent valuation prepared for the Company, $82 million of the purchase price has been allocated to intangible assets with an estimated aggregate life of 25 years.

  Merisel FAB has also entered into a Distribution and Services Agreement (the "Services Agreement") with Vanstar whereby Vanstar will provide products and distribution and other support services to Merisel FAB until January 31, 1996. Under the Services Agreement, Merisel has been granted $20 million in extended credit terms on its product purchases from Vanstar (the "Vanstar Payable"). The Vanstar Payable accrues interest at prime less 2%, per annum (6.5% at December 31, 1994), payable monthly, with the principal balance due on February 1, 1996.

  Following is summarized unaudited pro forma operating results assuming that the Company had acquired the F&D Division on January 1, 1993.


                                   1993         1994
                                ----------   ----------
                                    (in thousands)
      Net sales                 $4,160,158   $5,120,419
      Income before taxes           56,498       20,289
      Net income                    33,826       11,839
      Net income per share            1.11         0.39
      Weighted average shares
      outstanding                   30,454       30,389

  In addition, effective August 1994, the Company acquired the remaining 40% minority interest in the Company's Mexican subsidiary for approximately $5.0 million. Pro forma income statement information for this acquisition has not been provided as the financial statement impact is not significant.

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


3.   SALE OF ACCOUNTS RECEIVABLE

  The Company's subsidiary, Merisel Americas, Inc. ("Americas"), on an ongoing basis sells its trade receivables to its wholly-owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to a trade receivables purchase and sales agreement with a securitization company, as amended and restated in November, 1994, Merisel Capital Funding, in turn, sells to the securitization company on an ongoing basis for a one year period up to $150 million of an undivided interest in such trade receivables. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. Merisel Capital Funding's business consists solely of the purchase of such trade receivables from Americas and the sale of such trade receivables to the securitization company. Merisel Capital Funding is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. At December 31, 1994, $150 million of net accounts receivable were sold to the securitization company. Fees of $685,000 and $7,151,000 were incurred in connection with the sale of accounts receivable for 1993 and 1994, respectively.




4.   PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following (in thousands):

                                            ESTIMATED         DECEMBER 31,
                                           USEFUL LIFE    ---------------------
                                            (IN YEARS)      1993       1994
                                           ------------   ---------   ---------
  Land and building.....................       20         $    390    $    433
  Equipment                                  3 to 7         37,988      47,947
  Furniture and fixtures................     3 to 5          7,886       9,701
  Leasehold improvements................     3 to 20        11,514      12,546
  Construction in progress..............                    10,687      37,511
                                                          --------    --------
  Total.................................                    68,465     108,138
                                                          --------    --------
  Less accumulated depreciation and                        (28,607)    (38,627)
   amortization.........................                  --------    --------
  Property and equipment, net...........                  $ 39,858    $ 69,511
                                                          ========    ========

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5.   INCOME TAXES

  The components of income before income taxes consisted of the following (in thousands):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------
                                              1992            1993              1994
                                           ----------   ----------------   ---------------
  Domestic..............................     $31,208            $46,080           $23,430
  Foreign...............................       3,269              4,772            (3,479)
                                             -------            -------           -------
     Total..............................     $34,477            $50,852           $19,951
                                             =======            =======           =======

     The provision for income taxes consisted of the following (in thousands):

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                1992               1993              1994
                                             -------            -------           -------
  Current:
     Federal............................     $10,046            $15,552           $10,675
     State..............................       2,596              3,994             2,429
     Foreign............................       2,341              3,318               210
                                             -------            -------           -------
     Total Current......................      14,983             22,864            13,314
                                             -------            -------           -------
   Deferred:
     Domestic...........................        (744)            (2,636)           (4,325)
     Foreign............................         573                185              (648)
                                             -------            -------           -------
     Total deferred.....................        (171)            (2,451)           (4,973)
                                             -------            -------           -------
        Total provision.................     $14,812            $20,413           $ 8,341
                                             =======            =======           =======

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Deferred tax liabilities and assets were comprised of the following (in thousands):

                                                        DECEMBER 31,
                                                     -------------------
                                                       1993       1994
                                                     --------   --------
   Deferred tax liabilities
      State taxes.................................   $   203    $ 1,143
      Depreciation................................     3,343        564
                                                     -------    -------
          Total...................................   $ 3,546    $ 1,707
                                                     =======    =======
   Deferred tax assets
      Net operating loss of foreign subsidiaries..   $ 3,200    $ 4,400
      Expense accruals............................     8,642     11,128
      Other, net..................................     2,059      2,707
                                                     -------    -------
                                                      13,901     18,235
      Valuation allowances........................    (3,200)    (4,400)
                                                     -------    -------
          Total...................................   $10,701    $13,835
                                                     =======    ========

  The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                             1992        1993       1994
                                           ---------   --------   --------

   Statutory rate.......................       34.0%      35.0%      35.0%
   State income taxes, less effect of
    federal deduction...................        4.6        4.1        4.0
   Foreign income subject to tax at
    other than statutory rate...........        1.2        1.0        2.5
   Goodwill amortization................        0.7        0.5        1.3
   Foreign losses with benefits at less
    than statutory rate.................        3.7        2.6        6.7
   Utilization of net operating losses
    of foreign subsidiary...............                  (3.3)      (5.3)
   Other................................       (1.2)       0.2       (2.4)
                                               ----       ----       ----
   Effective tax rate...................       43.0%      40.1%      41.8%
                                               ====       ====       ====

6.   DEBT

  At December 31, 1994, the Company's subsidiaries Merisel Americas and Merisel Europe, Inc. ("Merisel Europe") had unsecured senior borrowing commitments of $250 million, which consisted of $100 million of 8.58% senior notes (the "Senior Notes") by Merisel Americas, and a $150 million revolving credit agreement (the "Revolver") by Merisel Americas and Merisel Europe. The Senior Notes are due on June 30, 1997, and the Revolver is due on May 31, 1997. At December 31, 1994, there was $100 million outstanding under the Senior Notes, and $110.7 million outstanding under the Revolver. Advances under the Revolver bear interest at specific rates based upon market reference rates and the Company's performance relative to specific levels of debt to total capitalization. The combined average interest rate for the Revolver at December 31, 1994 was approximately 7.8%. The Company is also required to pay a commitment fee on the unused available funds on the Revolver. The Revolver Agreement, which was amended in February 1995, and the Senior Notes agreement both contain various covenants, including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth and place limitations on the acquisition of assets. The agreements also require the Company to maintain certain specified financial ratios, including interest coverage, total debt to total capitalization and inventory turnover.

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Effective October 24, 1994, the Company issued $125 million principal amount of senior notes (the "Notes") due December 31, 2004. The Company used the proceeds from the Notes to repay in full the $65 million borrowed under an unsecured credit agreement with a bank to finance the ComputerLand Acquisition and to repay approximately $55.8 million of indebtedness under the Revolver.
The Notes provide for an interest rate of 12.5% payable semiannually commencing December 31, 1994. The Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Indenture relating to the Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may have incurred by the Company or any of its subsidiaries and impose limitations on investment, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers.

  In addition, the Company and its subsidiaries have various unsecured lines of credit denominated in their local currencies under which they may borrow an aggregate of $64.4 million. The Company had borrowings under such lines of credit of $50.9 million and $37.9 million outstanding at December 31, 1993 and 1994, respectively. The weighted average interest rate for such lines of credit at December 31, 1994 was 7.8%. At December 31, 1994, approximately $100.2 million of outstanding debt was advanced to foreign subsidiaries.

7.  LONG-TERM SUBORDINATED DEBT

  Merisel Americas has outstanding an aggregate of $22,000,000 of privately placed subordinated notes. The notes provide for interest at the rate of 11.28% per annum and are repayable in five equal annual installments beginning March 1996. The subordinated debt agreement contains certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, or sell certain assets and prohibits the payment of dividends. The subordinated debt agreement also requires
Merisel Americas to maintain specified financial ratios similar in nature, but generally less restrictive, than those described in the preceding note.



8.   COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities and certain equipment under noncancelable operating leases. Future minimum rental payments, under leases that have initial or remaining noncancelable lease terms in excess of one year are $14,744,000 in 1995, $12,323,000 in 1996, $10,826,000 in 1997, $10,256,000 in 1998, $9,371,000
in 1999 and $28,123,000 thereafter. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 1992, 1993 and 1994 was $11,007,000, $12,617,000, and $13,447,000, respectively.

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  In June 1994, the Company and certain of its officers and/or directors were named in putative securities class actions filed in the United Sates District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaints allege that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint on December 22, 1994. Merisel believes that it has meritorious defenses to this lawsuit and intends to defend the action vigorously. Merisel believes that the outcome of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company and, accordingly, no provision for loss has been made in the accompanying financial statements.

  The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the Company's financial statements.

9.   EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS

  Under the Company's stock option plans, incentive stock options and nonqualified stock options may be granted to employees, directors, and consultants. The plans authorize the issuance of an aggregate of 4,616,200 shares upon exercise of options granted thereunder. The optionees, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the option committee under the stock option plans, though incentive stock options must be granted at prices which are no less than the fair market value of the Company's common stock at the date of grant. Options granted under the plans expire ten years from the date of grant. The following summarizes activity in the plans for the three years ended December 31, 1994:


                                                           OPTION EXERCISES PRICE
                                                        ----------------------------
                                           NUMBER OF
                                           ----------
                                            OPTIONS       PER SHARE        TOTAL
                                           ----------   -------------   ------------
       Outstanding, December 31, 1991...   1,440,430    $ 1.11- $8.41   $ 4,257,000
       Granted..........................     741,500            11.38     8,434,000
       Exercised........................    (239,580)    1.11  - 6.25      (685,000)
       Canceled.........................     (78,810)    3.00  - 6.25      (446,000)
                                           ---------                    -----------
       Outstanding, December 31, 1992...   1,863,540      1.11 -11.38    11,560,000
       Granted..........................     327,000     11.75 -11.88     3,883,000
       Exercised........................    (307,100)     1.11 -11.38    (1,051,000)
       Canceled.........................     (27,300)     3.00 -11.38      (266,000)
                                           ---------                    -----------
       Outstanding, December 31, 1993...   1,856,140      2.00 -11.88    14,126,000
       Granted..........................     243,500     15.00 -19.88     4,492,000
       Exercised........................    (112,300)     2.00 -11.88      (475,000)
       Canceled.........................     (84,715)     2.00 -19.88      (953,000)
                                           ---------                    -----------
       Outstanding, December 31, 1994...   1,902,625      2.20 -19.88   $17,190,000
                                           =========                    ===========

  A total of 1,089,500 and 1,293,100 options were exercisable under the stock option plans at December 31, 1993 and 1994, respectively.

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  During 1987, the Company's Board of Directors authorized the issuance of 350,000 nonqualified stock options to an officer of the Company for the purchase of common stock at an exercise price of $.01 per share. The options vested over five years from the date of grant and are exercisable for a period of up to ten years. The difference between the fair market value of the common stock underlying the nonqualified stock options as of the date of grant and the exercise price, an aggregate of $1,484,000, was amortized as compensation expense over the five-year vesting period. Compensation expense related to these stock options was $124,000 in 1992. As of December 31, 1994, 150,000 options remained outstanding.

  The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least one month of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $378,000, $443,000, and $579,000 to the plan during the years ended December 31, 1992, 1993 and 1994, respectively.

10.  SUBSEQUENT EVENT (UNAUDITED)

  The Company is currently assessing its cost structure and anticipates incurring a restructuring charge of approximately $10 million in the first quarter of 1995. This restructuring charge primarily includes reductions in the number of employees and the consolidation of facilities.

11.   SEGMENT INFORMATION

  The Company's operations primarily involve a single industry segment--the wholesale distribution of microcomputer hardware and software products. The geographic areas in which the Company operates are the United States, Canada, Europe (United Kingdom, France, Germany, Switzerland, and Austria), and Other International (Latin America, Australia and Mexico). Net sales, operating income (before interest, other nonoperating expenses and income taxes) and identifiable assets by geographical area were as follows (in thousands):

                                             UNITED                                   OTHER
                                           -----------                            -------------
                                             STATES       CANADA       EUROPE     INTERNATIONAL   ELIMINATIONS    CONSOLIDATED
                                           -----------   ---------   ----------   -------------   -------------   ------------

1992:
Net sales:
  Unaffiliated customers................    $1,475,222    $302,512    $324,180         $136,801                     $2,238,715
  Transfers between geographical areas..        39,047                                      502       $(39,549)
                                            ----------   ---------   ---------         --------       --------    ------------
    Total...............................    $1,514,269    $302,512    $324,180         $137,303       $(39,549)     $2,238,715
                                            ==========    ========    ========         ========       ========      ==========
  Operating income (loss)...............    $   45,151    $  5,489    $   (664)        $  1,542                     $   51,518
                                            ==========    ========    ========         ========                     ==========
  Identifiable assets...................    $  414,161    $100,592    $126,953         $ 50,917       $(25,310)     $  667,313
                                            ==========    ========    ========         ========       ========      ==========
1993:
Net sales:
  Unaffiliated customers................    $1,951,411    $395,375    $531,938         $207,127                     $3,085,851
  Transfers between geographical areas..        40,193                                      113       $(40,306)
                                            ----------   ---------   ---------         --------       --------    ------------
    Total...............................    $1,991,604    $395,375    $531,938         $207,240       $(40,306)     $3,085,851
                                            ==========    ========    ========         ========       ========     ===========
  Operating income (loss)...............    $   59,945    $  7,421    $    372         $  3,646                     $   71,384
                                            ==========    ========    ========         ========                     ==========
  Identifiable assets...................    $  588,711    $123,844    $192,097         $ 68,951       $(37,320)     $  936,283
                                            ==========    ========    ========         ========       ========      ==========
1994:
Net sales:
  Unaffiliated customers................    $3,413,614    $516,616    $783,637         $304,820                     $5,018,687
  Transfers between geographical areas..        33,072                                                $(33,072)
                                            ----------   ---------   ---------         --------       --------      ----------
    Total...............................    $3,446,686    $516,616    $783,637         $304,820       $(33,072)     $5,018,687
                                            ==========    ========    ========         ========       ========      ==========
  Operating income (loss)...............    $   52,150    $  9,871    $ (6,370)        $  5,076                     $   60,727
                                            ==========    ========    ========         ========                     ==========
  Identifiable assets...................    $  715,082    $147,483    $231,470         $105,613       $ (7,778)     $1,191,870
                                            ==========    ========    ========         ========       ========      ==========

                         MERISEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected financial information for the quarterly periods for the fiscal years ended 1993 and 1994 is presented below (in thousands, except per share amounts):

                                                            1993
                                     MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                    ----------   ----------   ------------   ------------
   Net sales.....................   $  692,458   $  713,422     $  731,442    $  948,529
   Gross profit..................       59,423       59,132         61,556        78,425
   Net income....................        6,353        6,072          6,108        11,906
   Net income per share..........         0.21         0.20           0.20          0.39

                                                             1994
                                    MARCH 31     JUNE 30      SEPTEMBER 30   DECEMBER 31
                                    ----------   ----------   ------------   -----------
   Net sales.....................   $1,154,622   $1,210,498     $1,230,562    $1,423,005
   Gross profit..................       82,306       81,764         83,726        94,727
   Net income (loss).............        8,596        2,718          2,793        (2,497)
   Net income (loss) per share...         0.28         0.09           0.09         (0.08)

   In the fourth quarter of 1994, the Company recorded certain items which reduced operating income by approximately $7.8 million. These items related primarily to changes made in estimates to certain asset and liability values.

                                                                     SCHEDULE II

                         MERISEL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1992, 1993 AND 1994

                                            BALANCE AT    CHARGED TO                   BALANCE AT
                                           ------------   -----------                 ------------
                                           DECEMBER 31,    COSTS AND                   DECEMBER 31,
                                           ------------   -----------                  ------------
                                               1991        EXPENSES     DEDUCTIONS        1992
                                           ------------   -----------   -----------    ------------
Accounts receivable--Doubtful accounts..    $ 9,225,000   $15,471,000   $13,536,000    $11,160,000
Accounts receivable--Other (1)..........      1,947,000    13,117,000    11,868,000      3,196,000

                                           BALANCE AT    CHARGED TO                   BALANCE AT
                                           ------------   -----------                 ------------
                                           DECEMBER 31,    COSTS AND                   DECEMBER 31,
                                           ------------   -----------                  ------------
                                               1992        EXPENSES     DEDUCTIONS        1993
                                           ------------   -----------   -----------    ------------
Accounts receivable--Doubtful accounts..    $11,160,000   $17,441,000   $12,058,000    $16,543,000
Accounts receivable--Other (1)..........      3,196,000    22,565,000    21,498,000      4,263,000

                                           BALANCE AT    CHARGED TO                   BALANCE AT
                                           ------------   -----------                 ------------
                                           DECEMBER 31,    COSTS AND                   DECEMBER 31,
                                           ------------   -----------                  ------------
                                               1993        EXPENSES     DEDUCTIONS        1994
                                           ------------   -----------   -----------    ------------
Accounts receivable--Doubtful accounts..    $16,543,000   $18,851,000   $18,883,000    $16,511,000
Accounts receivable--Other (1)..........      4,263,000    34,694,000    29,909,000      9,048,000

(1) Accounts receivable--Other includes allowances for net sales returns and uncollectible cooperative advertising credits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1995.

ITEM 11. EXECUTIVE COMPENSATION.

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)   List of documents filed as part of this Report:

     (1)   FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

         Independent Auditors' Report
         Consolidated Balance Sheets at December 31, 1993 and 1994. Consolidated Statements of Income for each of the three years in the period ended December 31, 1994.
         Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1994.
         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994.
         Notes to Consolidated Financial Statements.



     (2)   FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

         Schedule II--Valuation and Qualifying Accounts.

         Schedules other than that referred to above have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

     (3)   EXHIBITS

         The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

  (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATE: MARCH 29, 1995

                                  Merisel, Inc.


                                  By           /s/ JAMES L. BRILL
                                     -----------------------------------------
                                                  James L. Brill
                                            Senior Vice President, Finance,
                                        Chief Financial Officer and Secretary

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


          SIGNATURE                           TITLE                     DATE
------------------------------   -------------------------------   --------------

   /s/   Michael D. Pickett      Co-Chairman of the Board of       March 29, 1995
------------------------------   Directors, President and Chief
         Michael D. Pickett      Executive Officer
                                 (Principal Executive Officer)



    /s/   David S. Wagman        Vice-Chairman of the Board of     March 29, 1995
------------------------------   Directors
          David S. Wagman


      /s/   James L. Brill       Senior Vice President--Finance,   March 29, 1995
------------------------------   Chief Financial Officer,
            James L. Brill       Secretary and Director
                                 (Principal Financial Officer)



     /s/   Gary A. Schultz       Corporate Controller              March 29, 1995
------------------------------   (Principal Accounting Officer)
           Gary A. Schultz


    /s/   Dr. Arnold Miller      Director                          March 29, 1995
------------------------------
          Dr. Arnold Miller

       /s/   Joseph Abrams       Director                          March 29, 1995
------------------------------
             Joseph Abrams

/s/   Lawrence J. Schoenberg     Director                          March 29, 1995
------------------------------
      Lawrence J. Schoenberg

      /s/  Dwight Steffensen     Director                          March 29, 1995
------------------------------
           Dwight Steffensen

      /s/ David L. House         Director                          March 29, 1995
------------------------------
          David L. House

                                 EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION
-----------   ----------------------------------------------------------------
        3.1   Restated Certificate of Incorporation of Registrant. (1)
        3.2   Amendment to Certificate of Incorporation of Registrant dated
              August 22, 1990.(6)
        3.3   Bylaws, as amended, of Merisel, Inc. (8)
          4   Indenture dated October 15, 1994
              between the Company and NationsBank of Texas, N.A. as Trustee,
              relating to the Company's 12 1/2% Senior Notes Due 2004, including the form of such Senior Notes attached as Exhibit A thereto (14)
       10.1   Micro america Substitute Stock Option Plan of Registrant together with related forms of Stock Option Agreements.(4)*
       10.2   1983 Stock Option Plan of Softsel Computer Products, Inc., as
              amended, together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under 1983
              Employee Stock Option Plan.(7)*
       10.3   1983 Employee Stock Option Plan of Softsel Computer Products,
              Inc., as amended, together with Form of Incentive Stock Option
              Agreement and Form of Nonqualified Stock Option Agreement under the 1983 Employee Stock Option Plan.(7)*
       10.4   1991 Employee Stock Option Plan of Merisel, Inc. together with
              Form of Incentive Stock Option Agreement and Form of Nonqualified
              Stock Option Agreement under the 1991 Employee Stock Option
              Plan.(8)*
       10.5   Merisel, Inc. 1992 Stock Option Plan for Nonemployee
              Directors.(10)*
       10.6   Incentive Stock Option Agreements between Registrant and Michael
              D. Pickett dated as of October 1, 1986 and March 4, 1987.(1)*
       10.7   Nonqualified Stock Option Agreement between Registrant and Michael
              D. Pickett dated as of December 11, 1987.(1)*
       10.8   Amendment to Stock Option Agreements together with Joint Escrow
              Instructions between Michael D. Pickett and Registrant dated as of
              August 11, 1988.(1)*
       10.9   Softsel Computer Products, Inc. Executive Deferred Compensation
              Plan.(9)*
      10.10   Merisel, Inc. 1994 Management Incentive Program.*
      10.11   Employment Agreement between Registrant and Michael D. Pickett dated as of August 14, 1992.(11)*
      10.12   Merisel, Inc. Amended and Restated 401(k) Retirement Savings
              Plan.*
      10.13   Asset Transfer, Assignment and Assumption Agreement dated as of
              December 23, 1993 by and between Registrant and Merisel Americas,
              Inc.(13)
      10.14   Asset Transfer, Assignment and Assumption Agreement dated as of
              December 23, 1993 by and between Registrant and Merisel Europe,
              Inc.(13)
      10.15   Lease between Registrant and Pacifica Holding Company dated
              April 6, 1989.(2)
      10.16   Lease Agreement dated October 27, 1988 by and between Rosewood
              Development Corporation and Microamerica, Inc. re: property located in Marlborough, Massachusetts.(3)
      10.17   Lease Agreement dated May 23, 1990 by and between Kilroy-Freehold
              El Segundo Company and Softsel/Microamerica, Inc., re: property located in El Segundo, California. (5)
      10.18   Lease Agreement dated October 1991 by and between Koll Hayward
              Associates II and Merisel, Inc.(9)
      10.19   Asset Purchase Agreement dated January 31, 1994 between
              ComputerLand Corporation, Merisel FAB, Inc. and for purposes of
              Section 2.2 thereof, the Registrant. Portions of this agreement have been omitted pursuant to Rule 24b-2 of the Securities
              Exchange Act of 1934, as amended.(12)
      10.20   Guaranty Agreement dated January 31, 994 between ComputerLand
              Corporation and the Registrant.(12)
      10.21   Distribution and Services Agreement dated January 31, 1994 between
              ComputerLand Corporation and Merisel FAB, Inc. Portions of this agreement has been omitted pursuant to Rule 24b-2 of Securities
              Act of 1934, as amended.(12)

EXHIBIT NO.   DESCRIPTION
-----------   ----------------------------------------------------------------
      10.22   Stock Purchase Agreement dated January 31, 1994 between the
              Registrant and ComputerLand Corporation.(12)
      10.23   Amended and Restated Senior Note Purchase Agreement by and among each of the purchasers named therein and Merisel Americas, Inc., dated as of December 23, 1993 ("Senior Note Purchase Agreement")
              (13).
      10.24   First Amendment, dated as of September 30, 1994 to Senior Note
              Purchase Agreement, by and among the Noteholders named therein and
              Merisel Americas, Inc. (15)
      10.25   Amended and Restated Subordinated Note Purchase Agreement by and
              among each of the purchasers named therein and Merisel Americas,
              Inc., dated as of December 23, 1993 ("Subordinated Note Purchase
              Agreement") (13).
      10.26   First Amendment, dated as of September 30, 1994, to Subordinated
              Note Purchase Agreement, by and among the Noteholders named therein and Merisel Americas, Inc. (15)
      10.27   Revolving Credit Agreement dated as of December 23, 1993 among
              Merisel Americas, Inc., Merisel Europe, Inc., the Registrant, the
              lender parties thereto, Citicorp USA, Inc., as agent, and
              Citibank, N.A., as designated issuer ("Revolving Credit
              Agreement").(13)
      10.28   First Amendment, dated as of September 29, 1994, to Revolving
              Credit Agreement, by and among Merisel Americas, Inc., Merisel
              Europe, Inc., Merisel, Inc. and the financial institutions named therein. (15)
      10.29   Second Amendment, dated as of December 1, 1994, to Revolving
              Credit Agreement, by and among Merisel, Americas, Inc., Merisel
              Europe, Inc., Merisel, Inc., and the financial institutions named therein.
      10.30   Third Amendment, dated as of February 27, 1995, to Revolving
              Credit Agreement, by and among Merisel Americas, Inc., Merisel
              Europe, Inc., Merisel, Inc., and the financial institutions named therein.
      10.31   Amended and Restated Trade Receivables Purchase and Sale
              Agreement, dated as of November 29, 1994, by and among Merisel
              Capital Funding, Inc., Corporate Receivables Corporation, Citicorp
              North America, Inc., and the other owners named therein.
      10.32   Receivables Contribution and Sale Agreement, dated as of November
              29, 1994, by and among Merisel Americas, Inc., and Merisel Capital
              Funding, Inc.
      10.33   Amended and Restated Trade Receivables and Purchase Agreement,
              dated as of November 29, 1994 , by and among Merisel Capital
              Funding, Inc., Citibank and the financial institutions party thereto.
         21   Subsidiaries of the Registrant.
         23   Consent of Deloitte & Touche.
         27   Financial Data Schedule for the year ended December 31, 1994.

---------------------------
* Management contract or executive compensation plan or arrangement.

(1) Filed as an exhibit to the Form S-1 Registration Statement of Softsel Computer Products, Inc., No. 33-23700, and incorporated herein by this reference.
(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 of Softsel Computer Products, Inc., and incorporated herein by this reference.
(3) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 of Softsel Computer Products, Inc., and incorporated herein by this reference.
(4) Filed as an exhibit to the Form S-8 Registration Statement of Softsel Computer Products, Inc., No. 33-34296, filed with the Securities and Exchange Commission April 12, 1990, and incorporated herein by this reference.
(5) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 of Softsel Computer Products, Inc., and incorporated herein by this reference.
(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by this reference.
(7) Filed as an exhibit to the Form S-8 Registration Statement of Softsel Computer Products, Inc., No. 33-35648, filed with the Securities and Exchange Commission June 29, 1990, and incorporated herein by this reference.
(8) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by this reference.
(9) Filed as an exhibit to the Form S-3 Registration Statement of Merisel, Inc., No. 33-45696, filed with the Securities and Exchange Commission on February 14, 1992, and incorporated herein by this reference.
(10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by this reference.
(11) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 of Merisel, Inc., and incorporated herein by this reference.
(12) Filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994, as amended on March 24, 1994 and October 4, 1994, and incorporated herein by this reference.
(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference.
(14) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by this reference.
(15) Filed as an exhibit to the Form S-3 Registration Statement of the Registrant, No. 33-55195, filed with the Securities and Exchange Commission August 23, 1994, and incorporated herein by this reference.