Form 10-Q
period 1995-03-31
MERISEL INC /DE/
filed 1995-05-15
CIK 724941

                            Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995.

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES ACT OF 1934

For the transition period from _______________  to ___________

                     Commission File Number
                             0-17156
                          MERISEL, INC.
     (Exact name of registrant as specified in its charter)

Delaware                               95-4172359
(State or other jurisdiction of        (I.R.S.Employer Identification No.)
incorporation or organization)

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

                  Yes    X           No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                              Number of Shares Outstanding
          Class                    May 9, 1995
Common Stock, $.01 par value       29,764,924 Shares

                          MERISEL, INC.

                              INDEX

                                                   Page Reference
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets as of
          March 31, 1995 and December 31, 1994            1-2

          Consolidated Statements of Income for the
          Three Months Ended March 31, 1995 and 1994       3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1995 and 1994       4

          Notes to Consolidated Financial Statements      5-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations   9-14


PART II   OTHER INFORMATION                                15

          SIGNATURES                                       16

                 PART 1.  FINANCIAL INFORMATION

                 MERISEL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)

                             ASSETS

                                         March 31,      December 31,
                                           1995           1994
CURRENT ASSETS:
Cash and cash equivalents                   $1,668         $3,533
Accounts receivable (net of
allowance
for doubtful accounts of $23,609
and $21,815  for 1995 and 1994,
respectively)                              472,675        451,246
Inventories                                481,970        517,706
Prepaid expenses and other current
assets                                      14,010         13,256
Income tax receivable                        2,962
Deferred income tax benefit                 10,413         12,128
                                         _________      _________
   Total current assets                    983,698        997,869

PROPERTY AND EQUIPMENT - NET                79,840         69,511

COST IN EXCESS OF NET ASSETS
  ACQUIRED - NET                           112,340        113,115

OTHER ASSETS                                11,612         11,375
                                       ___________     ___________

TOTAL ASSETS                           $1,187,490      $1,191,870
                                       __________      __________

        See accompanying notes to consolidated financial statements.

                 MERISEL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share Data)
                           (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,     December 31,
                                          1995           1994
CURRENT LIABILITIES:
Accounts payable                           $489,313    $509,226
Accrued liabilities                          57,122      46,502
Short-term bank debt                         56,602      37,871
Income taxes payable                                      4,422
                                            _______    _________
   Total current liabilities                603,037    598,021


Long-term debt                              326,540    335,685
Subordinated debt                            22,000     22,000
Deferred income tax liability                 1,128
                                            _______    ________
TOTAL LIABILITIES                           952,705    955,706

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
authorized 1,000,000
shares; none issued or outstanding
Common stock, $.01 par value,
authorized 50,000,000 shares;
outstanding 29,716,600
for 1995 and 1994, respectively                 297        297
Additional paid-in capital                  141,249    141,249
Retained earnings                           101,333    103,122
Cumulative translation adjustment           (8,094)     (8,504)
                                            _______    ________
Total stockholders' equity                  234,785    236,164
                                            ________   _________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $1,187,490  $1,191,870
                                           __________  __________

  See accompanying notes to consolidated financial statements.

                 MERISEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Share Data)
                           (Unaudited)

                                            Three Months Ended
                                                March 31,
                                            1995          1994
                                          _________     _________
NET SALES                               $1,454,894     $1,154,622

COST OF SALES                            1,361,671      1,072,316
                                         __________     _________
GROSS PROFIT                                 93,223        82,306

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                   76,482        61,216

RESTRUCTURING CHARGE                          5,061
                                         ___________    __________
OPERATING INCOME                             11,680        21,090

INTEREST EXPENSE                             10,458         6,204

OTHER EXPENSE                                 3,384         1,324
                                         __________     __________
(LOSS) INCOME BEFORE INCOME TAXES           (2,162)        13,562

INCOME TAX (BENEFIT) PROVISION                (373)         4,966
                                         __________     _________
NET (LOSS) INCOME                          $(1,789)        $8,596
                                         __________     _________
NET (LOSS) INCOME PER SHARE                 $(0.06)         $0.28
                                         __________     __________
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                     29,714        30,865
                                         ___________    __________

  See accompanying notes to consolidated financial statements.

                 MERISEL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                     Three Months Ended March 31,
                                            1995       1994

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss) income                       ($1,789)      $8,596
Adjustments to reconcile net (loss)
income to net cash provided by
(used for) operating activities:
   Depreciation and amortization          4,442        3,632
   Provision for bad debts                5,169        4,142
   Deferred income taxes                  2,843          182

Changes in assets and liabilities:
   Accounts receivable                  (26,867)     (77,508)
   Inventories                           35,736      (23,516)
   Prepaid expenses and other assets     (1,514)       2,620
   Income taxes receivable               (2,962)
   Accounts payable                     (19,913)      55,804
   Accrued liabilities                   10,620        8,636
   Income taxes payable                  (4,422)          12
                                       _________    __________
Net cash provided by (used for)
operating activities                      1,343      (17,400)
                                       __________   __________
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment      (12,892)      (6,833)
Acquisition of ComputerLand Business                 (82,196)
                                        _________    __________
Net cash used for investing
activities                              (12,892)     (89,029)
                                        _________    __________

CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings under revolving line of
credit                                  348,246      536,200
Repayments under revolving line of
credit                                 (357,391)    (526,650)
Borrowings(repayments) of local
borrowings                               18,731       (1,175)
Borrowings in connection with
acquisition                                           65,000
Proceeds from sale of accounts
receivable                                            32,500
Proceeds from issuance of common
stock                                                    108
                                       __________   __________
Net cash provided by financing
activities                                9,586      105,983
                                       ___________   __________

EFFECT OF EXCHANGE RATE CHANGES ON CASH      98          461
                                       ___________   __________
NET (DECREASE) INCREASE IN CASH &
   CASH EQUIVALENTS                      (1,865)          15

CASH & CASH EQUIVALENTS, BEGINNING OF
PERIOD                                    3,533           14
                                        ___________    _________
CASH & CASH EQUIVALENTS, END OF PERIOD   $1,668          $29
                                        ___________    _________

         See accompanying notes to consolidated financial statements.


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc. ("Merisel" or the "Company") is a worldwide wholesale distributor of microcomputer hardware and software products. The Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchisees and Datago resellers. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for the three month period ended March 31, 1995 may not be indicative of the results of operations expected for the fiscal year ended December 31, 1995.

The information for the three months ended March 31, 1995 and 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. Certain reclassifications have been made to the 1994 amounts to conform with 1995 presentations.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

2.   Fiscal Year

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The Company's first quarter is the 13 week period ending on the Saturday nearest to March 31. For simplicity of presentation, the Company has described the interim periods and year-end period as of March 31, and December 31, respectively.

3.   Restructuring Charge

In the first quarter of 1995, the Company adopted a restructuring plan resulting in a charge of $5,061,000. This amount includes $3,000,000 of severance charges for the involuntary termination of approximately 90 employees, $633,000 related to the closure of a warehouse in North America and $1,428,000 for the consolidation of certain other warehouses in Europe. As of March 31, 1995, $4,352,000 of this amount remained in accrued liabilities.

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

Merisel FAB has also entered into a Distribution and Services Agreement (the "Services Agreement") with Vanstar whereby Vanstar will provide products and distribution and other support services to Merisel FAB until January 31, 1996. Under the Services Agreement, Merisel has been granted $20 million in extended credit terms on its product purchases from Vanstar (the "Vanstar Payable"). The Vanstar Payable accrues interest at prime less 2%, per annum (7.0% at March 31, 1995), payable monthly, with the principal balance due on February 1, 1996.

Following is summarized pro forma operating results assuming that the Company had acquired the F&D Division and issued the ComputerLand shares on January 1, 1994.

                                Three Months Ended March 31,
                                         1994
                                    (in thousands)
Net Sales                            $1,256,354
Income before taxes                      13,901
Net income                                8,799
Net income per share                      $0.28
Weighted average share
outstanding                              31,968

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The summarized pro forma operating results are based, in part, on historical income statement information obtained from the F&D
Division's statement of revenues and operating expenses for the month ended January 31, 1994. Such historical statement presents the revenues, direct expenses and general and administrative expenses allocated from Vanstar. The pro forma information for 1994 includes the actual operating results for the period from February 1, 1994 to March 31, 1994. In addition, the summarized pro forma information for the F&D Division, prior to its acquisition by the Company, includes adjustments to reflect the allocation of general and administrative expenses, such as, the costs of the distribution centers and general corporate functions and administrative personnel. Such expenses have been allocated based upon such factors as the ratio of shipments by the F&D Division to total shipments by Vanstar Corporation and Vanstar's management's estimate of the time spent by shared employees of Vanstar Corporation. The pro forma results also include adjustments for interest expense on debt incurred in connection with the acquisition, amortization of intangible assets and provision for income taxes assuming a 40% effective tax rate. The summarized pro forma information may not be indicative of the results that would have occurred if the acquisition and issuance of common shares had been consummated on January 1, 1994.

5.   Sale of Accounts Receivable

The Company's wholly-owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells its trade receivables to its wholly-owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to a trade receivables purchase and sale agreement with a securitization company, as amended and restated in November, 1994, Merisel Capital Funding, in turn, sells to a syndicate of purchasers on an ongoing basis for a one year period up to $150 million of an undivided interest in such trade receivables. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in October 1995. At March 31, 1995, $150 million of net accounts receivable were sold to the securitization company. Fees of $822,000 and $2,569,000 were incurred in connection with the sale of accounts receivable for 1994 and 1995, respectively.

6.   Debt

The Company and its subsidiaries maintain a number of credit facilities, including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. At March 31, 1995,
$101.5 million was outstanding under this  facility.   The
Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of March 31, 1995 was $56.6 million.

The Company and its subsidiaries also have outstanding $125 million of 12 1/2% senior notes due December 31, 2004, $100 million of 8.58% senior notes due June 30, 1997, and $22 million of 11.28% subordinated notes due in five equal annual principal installments, beginning in March 1996.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

7.  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the related period, including common stock options when dilutive.


8. Supplemental Disclosure of Cash Flow Information

Cash paid in the quarter ended March 31 for interest and income taxes was as follows:
                               1995            1994
                                (in thousands)
       Interest             $13,459         $4,984
       Income Taxes         $ 5,248         $3,853

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Merisel, Inc. (together with its subsidiaries, "Merisel" or the "Company") is the largest worldwide publicly-held wholesale distributor of microcomputer hardware and software products. Through its full-line, channel-specialized distribution business, Merisel combines the comprehensive product selection and operational efficiency of a full-line distributor with the customer support of a specialty distributor offering dedicated sales organizations to each of its customer groups. On January 31, 1994, the Company completed the acquisition (the "ComputerLand Acquisition") of certain assets of Vanstar Corporation's (formerly ComputerLand Corporation) United States Franchise and Distribution Division (the "ComputerLand Franchise and Aggregation Business"). The ComputerLand Franchise and Aggregation Business is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers, including Apple, Compaq, Hewlett-Packard and IBM, to a network of approximately 750 independently-owned computer product resellers in the United States.

The following table sets forth the percentage relationship that certain income and expense items bear to net sales and is derived from the consolidated statements of income for the Company for the three month periods ended March 31, 1995 and 1994:

                                   Percentage of Net
                                         Sales
                                  Three Months Ended
                                       March 31
                                   1995        1994
Net Sales                         100.0%      100.0%
Cost of sales                      93.6        92.9
                                   ______     ______
Gross profit                        6.4         7.1
Selling, gen'l. and admin.
expenses                            5.3         5.3
Restructuring charges               0.3
                                   _______    _______
Operating income                    0.8         1.8
Interest expense                    0.7         0.5
Other expense                       0.2         0.1
                                   ________   _______
(Loss) income before income taxes  (0.1)        1.2
Income taxes                                    0.5
                                   _______    ________
Net (loss) income                  (0.1)%       0.7%
                                   _______    ________

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 as Compared to the Three Months
Ended March 31, 1994

Net sales increased 26% from $1,155 million in 1994 to $1,455 million in 1995. The increase in net sales was due to sales growth in existing distribution operations in all geographic regions resulting from the growth of the overall market for hardware and software products and an increase in the number of products certain vendors are selling through distribution. The Company also increased its market share of certain vendor products in various geographic markets and experienced the impact of an additional month of revenue from the ComputerLand Franchise and Aggregation Business. Net sales for the ComputerLand Franchise and Aggregation Business were $283 million or 19% of consolidated net sales for the quarter ended March 31, 1995 compared to $186 million or 16% in 1994.

Geographically, the Company's net sales for the quarter ended March 31, 1995, were as follows: United States, $937 million, or 64%; Canada, $168 million, or 12%; Europe, $273 million or 19%; and other international markets, $77 million, or 5%. From 1994 to 1995, these geographic regions experienced sales growth rates of 25% (16% without the ComputerLand Franchise and Aggregation Business), 18%, 40%, and 17%, respectively. The Company's higher sales growth rate in Europe was partially the result of the strengthening of the European currencies against the dollar in 1995 compared to 1994. In periods when the U.S. dollar is weakening, the effect of the translation of the financial statements of the consolidated foreign subsidiaries into U.S. dollars is that of higher sales, costs and net income. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign subsidiaries into U.S. dollars is that of lower sales, costs and net income. The effect of a weaker U.S. dollar when compared to European currencies represents approximately 16% of the sales growth rate in European sales. The fluctuation of the U.S. dollar when compared to other world currencies did not have a material impact upon sales.

In the United States, including Merisel FAB, hardware and accessories accounted for 76% of net sales, and software accounted for 24% of net sales in 1995, as compared to 72% and 28%, respectively, in 1994. The increase in hardware sales was due to the Company obtaining additional rights to distribute hardware products throughout the world from various vendors and that Merisel FAB's revenues are predominantly hardware related.

Gross profit increased 13% from $82.3 million in 1994 to $93.2 million in 1995. Gross profit as a percentage of sales, or gross margin, decreased from 7.1% in 1994 to 6.4% in 1995. In 1994, the gross margin as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 5.2% and 7.5%, respectively, compared to 4.1% and 7.0%, respectively, in 1995. The Company's core distribution business continued to experience competitive pressures on pricing worldwide. The decrease in the ComputerLand Franchise and Aggregation Business gross margin is the result of intense price competition and the effect of a revised pricing structure offered to new and existing franchisees to deal with this competition. The Company anticipates that it will continue to experience downward pressure on gross margin due to industry price competition.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Selling, general and administrative expenses ("SG&A") increased 25% from $61.2 million in 1994 to $76.5 million in 1995. SG&A as a percentage of net sales remained consistent at 5.3% in both 1994 and 1995. In 1994, SG&A as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 3.7% and 5.6%, respectively, compared to 3.6% and 5.7%, respectively, in 1995. The absolute dollar increase in SG&A is primarily due to the costs associated with the Company's 26% increase in net sales.

In the quarter ended March 31, 1995, the Company announced its intent to adopt a restructuring plan to assess its current cost structure in response to pricing and gross margin pressures. The Company anticipates recording a total restructuring charge of approximately $10 million. As of March 31, 1995, the Company adopted elements of this plan resulting in a restructuring charge of $5,061,000. The restructuring charge as a percentage of net sales was 0.3%. The restructuring charge represents costs incurred associated with reductions in personnel and the closure and consolidation of warehouses. See Note 3 of Notes to Consolidated Financial Statements. The Company anticipates recording the additional $5 million restructuring charge in the quarter ended June 30, 1995.

Operating income decreased 45% from $21.1 million in 1994 to $11.7 million in 1995. Operating income as a percentage of net sales was 1.8% in 1994 and 0.8% in 1995. In 1994, operating income as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 1.5% and 1.9%, respectively, compared to .5% and .9%, respectively, in 1995. The decrease in operating income is the result of lower gross margins in both the ComputerLand
Franchise and Aggregation Business and the core distribution business and the restructuring charges.

Interest expense increased 69% from $6.2 million in 1994 to $10.5 million in 1995, and increased from 0.5% to 0.7% as a percentage of net sales in 1994 compared to 1995. The increase in interest expense is attributable to both the Company's higher average borrowings and an increase in interest rates in 1995. The Company's average month-end bank borrowings increased 25% from $317.6 million in 1994 to $395.5 million in 1995. The increase in average borrowings in 1994 reflected the need to finance higher levels of working capital to support increased sales. The increase in interest rates is primarily the result of the issuance of $125 million principal amount of 12 1/2% senior notes in October 1994, which was used to repay indebtedness under outstanding credit lines having an average interest rate of approximately 6% at March 31, 1994.

Other  expenses  increased from $1.3  million  in  1994  to  $3.4 million in 1995. The increase was primarily due to fees incurred in connection with trade receivables securitizations, which increased from $0.8 million in 1994 to $2.6 million in 1995. The increase in fees is attributable to both an increase in the amount of net receivables sold and an increase in the securitization yield. The weighted average amount of accounts receivable sold to the securitization company increased from $78 million in 1994 to $150 million in 1995. The securitization yield increased from 4.5% at March 31, 1994 to 7.8% at March 31, 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

The Company's effective tax rate was a benefit of 17.3%. This rate was the result of certain foreign subsidiaries deriving no tax benefit for losses under local tax laws and income from certain foreign subsidiaries having a higher effective tax rate than those experienced at the Company's domestic subsidiaries that experienced losses. The losses reported by the Company's domestic subsidiaries were primarily the result of the $5.1 million restructuring charge recognized in 1995. The Company's effective tax rate for the period ended March 31, 1994 was 36.6%.

Net income decreased from $8.6 million in 1994 to a loss of $1.8 million in 1995. Net income per share decreased from $0.28 in 1994 to a loss of $0.06 in 1995.

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

Additionally, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday purchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth and cash needs primarily through borrowings, income from operations, the public and private sales of its securities and securitizations of its trade receivables.

Net cash provided by operating activities during the three months ended March 31, 1995 was $1.3 million. Sources of cash from operating activities included adjustments for non-cash items of $12.5 million, a decrease in inventory of $35.7 million and an increase in accrued liabilities of $10.6 million. The primary uses of cash during the period were a $26.9 million increase in accounts receivable, a decrease in accounts payable of $19.9 million, a decrease in income taxes payable of $4.4 million and an increase in income taxes receivable of $3.0 million. The increase in accounts receivable was due primarily to the increase in sales volume. The decrease in inventory is the result of improved inventory management, as inventory turns increased from
9.2 times in 1994 to 11.3 times in 1995. The decrease in accounts payable is related to the decrease in inventory. The increase in accrued liabilities is primarily the result of accrued restructuring costs and interest expense for the $125 million of 12 1/2% senior notes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Net cash used for investing activities in 1995 was $12.9 million, reflecting property and equipment expenditures. The expenditures for property and equipment were primarily for the upgrading of the Company's computer systems, expenditures for a new warehouse management system, the upgrading of existing facilities and leasehold improvements.

Net cash provided by financing activities was $9.6 million, comprised of net borrowings under foreign bank facilities of $18.7 million partially offset by net repayments under domestic revolving lines of credit of $9.1 million.

To provide capital for the Company's operating and investing activities, the Company and its subsidiaries maintain a number of credit facilities including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. At May 5, 1995, $105.0 million was outstanding under this facility. The Company and its subsidiaries also maintain various local lines of credit,
primarily   to   facilitate  overnight   and   other   short-term
borrowings.   The  total amount of outstanding  borrowings  under
these lines as of March 31, 1995 was  $56.6 million.

The Company's wholly-owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells its trade receivables to its wholly-owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to a trade receivables purchase and sale agreement with a securitization company, as amended and restated in November, 1994, Merisel Capital Funding, in turn, sells to a syndicate of purchasers on an ongoing basis for a one year period up to $150 million of an undivided interest in such trade receivables. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in October 1995.

The Company and its subsidiaries also have outstanding $125 million of 12 1/2% Senior Notes due December 31, 2004, $100 million of 8.58% senior notes due June 30, 1997 and $22 million of 11.28% senior subordinated notes repayable in five equal annual installments beginning in March 1996.

In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar entered into the Services Agreement pursuant to which Vanstar will provide significant distribution and other support services until January 31, 1996 to the ComputerLand Franchise and Aggregation Business for a contractually agreed upon fee. Under the Services Agreement, the ComputerLand Franchise and Aggregation Business has been granted $20 million in extended credit terms on its product purchases from Vanstar. The Vanstar payable currently accrues interest at the prime rate, less 2% per annum (7% at March 31, 1995), with the principal balance due on February 1, 1996.

Merisel continues to monitor its working capital requirements. Assuming the Company can obtain a renewal of its accounts receivable securitization facility, the Company believes that its existing cash balances, its ability to borrow under existing lines of credit and obtain additional credit will be sufficient to meet its working capital and capital investment needs through at least the next twelve months.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

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

The Company offers credit terms to qualifying customers and also sells on a prepay, credit card and cash-on-delivery basis. The Company also offers financing for its sales to certain of its customers through various floor plan financing companies. With respect to credit sales, the Company attempts to control its bad debt exposure through monitoring of customers' creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. In certain foreign markets, the Company may elect to purchase credit insurance for certain accounts.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In June 1994, Merisel, Inc. and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint on December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. Plaintiffs filed a Notice of Appeal on April 26, 1995.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              - None

        (b)   Reports on Form 8-K

              - There were no reports on Form8-K filed by the Company during this quarter ended March 31, 1995.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Date: May 12, 1995

                          Merisel, Inc.


                              By:    /s/ James L. Brill
                                     -----------------------
                                     James L. Brill
                                     Senior Vice President,
                                     Finance,
                                     (Duly Authorized Officer and
                                     Chief Financial Officer)