Form 10-Q
period 1995-06-30
MERISEL INC /DE/
filed 1995-08-14
CIK 724941

                            Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995.

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

                              Number of Shares Outstanding
          Class                    August 8, 1995
Common Stock, $.01 par value       29,856,496 Shares

                          MERISEL, INC.

                              INDEX

                                                     Page Reference
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets as of                  1-2
          June 30, 1995 and December 31, 1994

          Consolidated Statements of Operations for the
          Three Months and Six Months Ended June 30, 1995
          and 1994                                             3

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1995 and 1994              4

          Notes to Consolidated Financial Statements         5-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9-18


PART II   OTHER INFORMATION                                19-20

          SIGNATURES                                          21

                 PART 1.  FINANCIAL INFORMATION

                 MERISEL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)

                             ASSETS

                                        June  30,     December 31,
                                          1995           1994
CURRENT ASSETS:
Cash and cash equivalents                   $321         $3,533
Accounts receivable (net of
allowance for doubtful accounts
 of $24,227 and $21,815 for 1995
 1994, respectively)                     394,085        451,246
Inventories                              501,186        517,706
Prepaid expenses and other current
 assets                                   11,818         13,256
Income taxes receivable                    5,570
Deferred income tax benefit               10,587         12,128
                                      ----------      ---------
   Total current assets                  923,567        997,869

PROPERTY AND EQUIPMENT - NET              91,407         69,511

COST IN EXCESS OF NET ASSETS
  ACQUIRED - NET                         111,379        113,115

OTHER ASSETS                              12,253         11,375
                                      ----------     ----------
TOTAL ASSETS                          $1,138,606     $1,191,870
                                      ----------     ----------


  See accompanying notes to consolidated financial statements.


<page


                 MERISEL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share Data)
                           (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                     June 30,       December 31,
                                       1995            1994

CURRENT LIABILITIES:
Accounts payable                    $517,601          $509,226
Accrued liabilities                   56,735            46,502
Subordinated debt - current            4,400
Short-term bank debt                  43,446            37,871
Income taxes payable                                     4,422
                                   ---------         ---------
   Total current liabilities         622,182           598,021

Long-term debt                       265,000           335,685
Subordinated debt                     17,600            22,000
Deferred income tax liability          1,069
                                   ---------         ---------
TOTAL LIABILITIES                    905,851           955,706


STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
 authorized 1,000,000 shares;
 none issued or outstanding
Common stock, $.01 par value,
 authorized 50,000,000 shares;
 outstanding  29,819,700 and
 29,716,600 for 1995 and 1994,
 respectively                            298              297
Additional paid-in capital           141,554          141,249
Retained earnings                     96,720          103,122
Cumulative translation adjustment     (5,817)          (8,504)
                                    --------         --------
Total stockholders' equity           232,755          236,164
                                    --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                            $1,138,606       $1,191,870
                                  ----------       ----------

  See accompanying notes to consolidated financial statements.




                 MERISEL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, Except Per Share Data)
                           (Unaudited)

                         Three Months Ended      Six Months Ended
                              June 30,               June 30,
                          1995        1994        1995        1994

NET SALES              $1,379,864  $1,210,498  $2,834,758  $2,365,120

COST OF SALES           1,294,389   1,128,734   2,656,060   2,201,050
                        ---------   ---------   ---------   ---------
GROSS PROFIT               85,475      81,764     178,698     164,070

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES  74,628      67,441     151,109     128,656

RESTRUCTURING CHARGE        4,271                   9,333
                          -------     -------     -------     -------

OPERATING INCOME            6,576      14,323      18,256      35,414

INTEREST EXPENSE            9,274       6,354      19,733      12,559

OTHER EXPENSE               3,438       3,589       6,821       4,913
                          -------     -------     -------     -------
(LOSS) INCOME BEFORE
   INCOME TAXES            (6,136)      4,380      (8,298)     17,942

INCOME TAX(BENEFIT)
   PROVISION               (1,523)      1,662      (1,896)      6,628
                          -------     -------     -------     -------

NET (LOSS) INCOME         ($4,613)     $2,718     ($6,402)    $11,314
                          -------     -------     -------     -------

NET (LOSS) INCOME PER
   SHARE                   ($0.16)      $0.09      ($0.22)      $0.37
                          -------     -------      ------      ------

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING   29,734      30,638      29,724      30,764
                          -------     -------     -------     -------


     See accompanying notes to consolidated financial statements.


                 MERISEL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                       Six Months Ended June 30,
                                            1995        1994
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss) income                        ($6,402)     $11,314
Adjustments to reconcile net (loss)
income to net cash provided by (used for)
operating activities:
   Depreciation and amortization           9,858        7,540
   Provision for bad debts                 9,068        8,130
   Deferred income taxes                   2,610         (143)
Changes in operating assets and
liabilities:
   Accounts receivable                    47,722      (47,398)
   Inventories                            16,520      (54,612)
   Prepaid expenses and other assets         116        5,168
   Income taxes receivable                (5,570)
   Accounts payable                        8,375       52,520
   Accrued liabilities                    10,233       15,275
   Income taxes payable                   (4,422)      (4,497)
                                         -------      -------
Net cash provided by (used for)
operating activities                      88,108       (6,703)
                                         -------      -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment       (28,220)     (14,561)
Acquisition of ComputerLand Business                  (82,686)
Other investing activities                  (326)
                                         -------      -------
Net cash used for investing
activities                               (28,546)     (97,247)
                                         -------      -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings under revolving line of
credit                                   467,721      912,830
Repayments under revolving line of
credit                                  (538,406)    (945,930)
Borrowings(repayments) of local
borrowings                                 5,575       (6,298)
Borrowings in connection with
acquisition                                            65,000
Proceeds from sale of accounts
receivable                                             75,000
Proceeds from issuance of common
stock                                        306          369
                                         -------      -------
Net cash (used for) provided by
financing activities                     (64,804)     100,971
                                         -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH    2,030        3,177
                                         -------      -------
NET (DECREASE) INCREASE IN CASH &
   CASH EQUIVALENTS                       (3,212)         198

CASH & CASH EQUIVALENTS, BEGINNING OF
PERIOD                                     3,533           14
                                         -------      -------
CASH & CASH EQUIVALENTS, END OF PERIOD      $321         $212
                                         -------      -------

  See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc. ("Merisel" or the "Company") is a worldwide wholesale distributor of microcomputer hardware and software products. The Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchisees and Datago resellers. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 1995 may not be indicative of the results of operations expected for the fiscal year ended December 31, 1995.

The information for the three and six months ended June 30, 1995 and 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. Certain reclassifications have been made to the 1994 amounts to conform with 1995 presentations.

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

2.   Fiscal Year

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The Company's three and six month periods ended June 30, 1995 and 1994 were 13 and 26 week periods, respectively. For simplicity of presentation, the Company has described the interim periods and year-end period as of June 30, and December 31, respectively.

3.   Restructuring Charge

In the second quarter of 1995, the Company's restructuring plan resulted in a charge of $4,271,000. This amount consists of $1,578,000 of severance charges for the involuntary termination of approximately 150 employees, $2,196,000 for warehouse closures in North America and $497,000 for consolidation of certain other warehouses in Europe. In the six months ended June 30, 1995 the Company recorded total restructuring charges of $9,333,000. This amount consists of $4,578,000 of severance charges for the involuntary termination of approximately 240 employees, $2,830,000 for warehouse closures in North America and $1,925,000 for the consolidation of certain other warehouses in Europe. As of June 30, 1995, $7,031,000 of this amount remained in accrued liabilities.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

4.   Acquisitions

On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), acquired certain assets of the United States Franchise and Distribution Division (the "F&D Division") of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The Company paid $80.2 million in cash at closing for the acquired assets and $2.1 million of direct acquisition costs. In addition, the Company has agreed to make an additional payment in 1996 of up to $30 million (the "Earn Out"), based upon the growth of the Company's and Merisel FAB's sales of products of designated vendors to specified customers over the two-year period ending January 31, 1996. The acquisition has been accounted for as a purchase. Under the purchase method of accounting, an allocation of the purchase price to the Merisel
FAB assets and liabilities is required to reflect fair values. Based on an independent valuation prepared for the Company, $82 million of the purchase price has been allocated to intangible assets with an estimated aggregate life of 25 years.

Merisel FAB has also entered into a Distribution and Services Agreement (the "Services Agreement") with Vanstar whereby Vanstar will provide products and distribution and other support services to Merisel FAB until January 31, 1996. Under the Services Agreement, Merisel has been granted $20 million in extended credit terms on its product purchases from Vanstar (the "Vanstar Payable"). The Vanstar Payable accrues interest at prime less 2%, per annum (7.0% at June 30, 1995), payable monthly, with the principal balance due on February 1, 1996.

On July 12, 1995 Merisel entered into a non-binding letter of intent with Vanstar to extend the Services Agreement until January 31, 1997. Upon negotiation and execution of definitive documentation amending the Services Agreement, Merisel and Vanstar have agreed that the Earn Out will be approximately $13.9 million and will be paid according to a payment schedule with the final payment being due on February 1, 1997. If such definitive documentation is not executed by the Company and Vanstar, then the Earn Out and the Services Agreement will remain as originally agreed.

Following is summarized pro forma operating results assuming that the Company had acquired the F&D Division on January 1, 1994.

                            Six Months Ended
                             June 30, 1994
                            ----------------
                              (in thousands)
Net sales                        $2,466,852
Income before taxes                  18,436
Net income                           11,610
Net income per share                  $0.38
Weighted average share outstanding   30,764

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The summarized pro forma operating results are based, in part, on historical income statement information obtained from the F&D
Division's statement of revenues and operating expenses for the month ended January 31, 1994. Such historical statement presents the revenues, direct expenses and general and administrative expenses allocated from Vanstar. The pro forma information for 1994 includes actual operating results for the period from February 1, 1994 to June 30, 1994 already incorporated in the Company's Consolidated Results of Operations. In addition, the summarized pro forma information for the F&D Division, prior to its acquisition by the Company, includes adjustments to reflect the allocation of general and administrative expenses, such as the costs of the distribution centers and general corporate functions and administrative personnel. Such expenses have been allocated based upon such factors as the ratio of shipments by the F&D Division to total shipments by Vanstar Corporation and Vanstar's management's estimate of the time spent by shared employees of Vanstar Corporation. The pro forma results also include adjustments for interest expense on debt incurred in connection with the acquisition, amortization of intangible assets and provision for income taxes assuming a 40% effective tax rate. The summarized pro forma information may not be indicative of the results that would have occurred if the acquisition had been consummated on January 1, 1994.

5.   Sale of Accounts Receivable

The Company's wholly-owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells its trade receivables to its wholly-owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to a trade receivables purchase and sale agreement with a securitization company, as amended and restated in November, 1994, Merisel Capital Funding, in turn, sells to a syndicate of purchasers on an ongoing basis up to $150 million of an undivided interest in such trade receivables. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in October 1995. At June 30, 1995, $150 million of net accounts receivable were sold to the securitization company. Fees incurred in connection with the sale of accounts receivable for the three months and six months ended June 30, 1995 were $2,525,000 and $5,095,000, respectively, compared to $1,858,000 and $2,696,000 incurred for the three and six months ended June 30, 1994, respectively.

6.   Debt

The Company and its subsidiaries maintain a number of credit facilities, including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. At June 30, 1995, $40 million was outstanding under this facility. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under
these lines as of June 30, 1995 was $43.4     million.

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


8. Supplemental Disclosure of Cash Flow Information

Cash paid for interest and income taxes for the six month periods ended June 30, 1995 and 1994 was as follows:
                               1995            1994
                                (in thousands)
       Interest             $22,615         $13,325
       Income Taxes          $2,714          $7,486

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

The following table sets forth the percentage relationship that certain income and expense items bear to net sales and is derived from the consolidated statements of income for the Company for the three and six months ended June 30, 1995 and 1994:

                                 PERCENTAGE OF NET SALES
                        Three Months Ended    Six Months Ended
                              June 30             June 30
                           1995     1994       1995     1994

Net sales                 100.0%   100.0%     100.0%   100.0%
Cost of sales              93.8     93.2       93.7     93.1
                         -------  -------    -------  -------
Gross profit                6.2      6.8        6.3      6.9
Selling, gen'l. and
admin. expenses             5.4      5.6        5.4      5.4
Restructuring charges       0.3                 0.3
                         -------  -------    -------  -------
Operating income            0.5      1.2        0.6      1.5
Interest expense            0.7      0.5        0.7      0.5
Other expense               0.2      0.3        0.2      0.2
                         -------  -------    -------  -------
(Loss)income before
income taxes               (0.4)     0.4       (0.3)     0.8
Income tax (benefit)
provision                  (0.1)     0.2       (0.1)     0.3
                         -------  -------    -------  -------
Net (loss) income          (0.3)%    0.2%      (0.2)%    0.5%
                         -------  -------    -------  -------

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 as Compared to the Three Months
Ended June 30, 1994

Net sales increased 14.0% from $1,210.5 million in 1994 to $1,379.9 million in 1995. The increase in net sales was due to sales growth in existing distribution operations in the United States, Canada and Europe resulting from the growth of the overall  market  for  hardware products and an  increase  in  the number of products certain vendors are selling through distribution. The Company also increased its market share of certain vendor products in various geographic markets. The growth in hardware sales was partially offset by a decrease in software sales in the United States distribution business. This decrease was primarily attributable to the reduction in unit prices on software products. Net sales for the ComputerLand Franchise and Aggregation Business were $286.6 million or 23.7% of consolidated net sales for the quarter ended June 30, 1994 compared to $294.8 million or 21.4% in 1995.

Geographically, the Company's net sales for the quarter ended June 30, 1995, were as follows: United States, $923.7 million, or 67%; Canada, $128.6 million, or 9.3%; Europe, $247.8 million or 18%; and other international markets, $79.8 million, or 5.7%. From 1994 to 1995, these geographic regions experienced sales growth rates of 9.5% (12.8% without the ComputerLand Franchise and Aggregation Business), 10.2%, 44.5%, and 1.9%, respectively. The Company's higher sales growth rate in Europe was partially the result of the strengthening of the European currencies against the dollar in 1995 compared to 1994. In periods when the U.S. dollar is weakening, the effect of the translation of the financial statements of the consolidated foreign subsidiaries into U.S. dollars is that of higher sales, costs and net income. The effect of a weaker U.S. dollar when compared to European currencies represented 16.5% of the sales growth rate in European sales. The fluctuation of the U.S. dollar when compared to other world currencies did not have a material impact upon sales.

In the United States, including Merisel FAB, hardware and accessories accounted for 78% of net sales, and software accounted for 22% of net sales in 1994, as compared to 81% and 19%, respectively, in 1995. The increase in hardware sales was primarily due to general industry growth. The decrease in software sales resulted from the reduction in unit prices on software products.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Gross profit increased 4.5% from $81.8 million in 1994 to $85.5 million in 1995. Gross profit as a percentage of sales, or gross margin, decreased from 6.8% in 1994 to 6.2% in 1995. In 1994, gross margin as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 4.7% and 7.4%, respectively, compared to 4.3% and 6.7%, respectively, in 1995. The Company's core distribution business continued to experience competitive pressures on pricing worldwide. The decrease in the ComputerLand Franchise and Aggregation Business gross margin was the result of intense price competition and the effect of a revised pricing structure offered to new and existing franchisees to deal with this competition. The Company anticipates that it will continue to experience downward pressure on gross margin due to industry price competition.

Selling, general and administrative expenses ("SG&A") increased 10.6% from $67.4 million in 1994 to $74.6 million in 1995. SG&A as a percentage of net sales decreased from 5.6% in 1994 to 5.4% in 1995. SG&A as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 3.3% and 6.3%, respectively in 1994, compared to 3.5% and 5.9%, respectively, in 1995. The absolute dollar increase in SG&A is primarily due to the costs associated with the Company's 14.0% increase in net sales. The increase in SG&A as a percentage of sales for the ComputerLand Franchise and Aggregation Business was the result of a 17% increase in headcount resulting in higher salary and salary related expenses.

In the first quarter of 1995, the Company announced its intent to adopt a restructuring plan to assess its current cost structure in response to pricing and gross margin pressures and anticipated recording a total restructuring charge of approximately $10 million. For the three months ending June 30, 1995, the Company adopted elements of this plan resulting in a restructuring charge of $4.3 million. The restructuring charge as a percentage of net sales was 0.3%. The restructuring charge represents costs incurred associated with reductions in personnel and the closure and consolidation of warehouses. See Note 3 of Notes to Consolidated Financial Statements.

Operating income decreased 54.1% from $14.3 million in 1994 to $6.6 million in 1995. Operating income as a percentage of net sales was 1.2% in 1994 and 0.5% in 1995. In 1994, operating income as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 1.3% and 1.1%, respectively, compared to 0.5% and 0.4%, respectively, in 1995. The decrease in operating income was the result of lower gross margins in both the ComputerLand Franchise and Aggregation Business and the core distribution business, an increase in operating expense as a percentage of sales in the ComputerLand Franchise and Aggregation Business and the restructuring charges.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Interest expense increased 46.0% from $6.4 million in 1994 to $9.3 million in 1995, and increased from 0.5% to 0.7% as a percentage of net sales in 1994 compared to 1995. The increase in interest expense was attributable to both the Company's higher average borrowings and an increase in interest rates in 1995. The Company's average month-end bank borrowings increased 16% from $322 million in 1994 to $372 million in 1995. The increase in average borrowings in 1995 reflected the need to finance higher levels of working capital to support increased sales and property and equipment expenditures. In addition, the Company experienced an increase in interest rates, primarily resulting from the issuance of $125 million principal amount of 12 1/2% senior notes in October 1994, the proceeds of which were used to repay indebtedness under outstanding credit lines having an average interest rate of approximately 6.25% at June 30, 1994.

Other expenses decreased from $3.6 million in 1994 to $3.4 million in 1995. The change resulted primarily from $0.7 million of increased fees incurred in connection with trade receivables securitizations in 1995, offset by a decrease of $0.4 million in foreign currency transaction losses in 1995 and a $0.5 million write-off of offering costs incurred in connection with the Company withdrawing its common stock offering in May 1994. Higher amounts of net receivables sold and securitization yield contributed to the increased securitization fees of $1.9 million in 1994 compared to $2.6 million in 1995. The weighted average amount of accounts receivable sold to the securitization company increased from $140 million in 1994 to $150 million in 1995 while the securitization yield increased from 5.4% to 6.8% at June 30, 1994 and June 30, 1995, respectively.

The Company's effective tax rate was a benefit of 24.8% for the period ended June 30, 1995. This rate was effected by certain foreign subsidiaries deriving no tax benefit for losses under local tax laws. The losses reported by the Company's domestic subsidiaries were partially the result of the $4.3 million restructuring charge recognized in 1995. The Company's effective tax rate for the period ended June 30, 1994 was 37.9%.

Net income decreased from $2.7 million in 1994 to a loss of $4.6 million in 1995. Net income per share decreased from $0.09 in 1994 to a loss of $0.16 in 1995.


Six  Months  Ended June 30, 1995 as Compared to  the  Six  Months
Ended June 30, 1994

Net sales increased 19.9% from $2,365.1 million in 1994 to $2,834.8 million in 1995. The increase in net sales was due to sales growth in existing distribution operations in all geographic regions resulting from the growth of the overall market for hardware and software products and an increase in the number of products certain vendors are selling through distribution. The Company also increased its market share of certain vendor products in various geographic markets and experienced the impact of an additional month of revenue from the ComputerLand Franchise and Aggregation Business. Net sales for Merisel FAB were $578.2 million or 20.4% of consolidated net sales for the six months ended June 30, 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Geographically, the Company's net sales for the six months ended June 30, 1995 were generated as follows: United Sates, $1,861.2 million, or 65.7%; Canada, $296.6 million, or 10.4%; Europe, $520.8 million, or 18.4%; and other international markets, $156.2 million, or 5.5%. From 1994 to 1995, these geographic regions experienced sales growth rates as follows: United States, 16.6% (14.2% excluding Merisel FAB), Canada, 14.3%, Europe, 42.1% and other international markets, 8.8%. The Company's higher sales growth rate in Europe was partially the result of the strengthening of the European currencies against the dollar in 1995 compared to 1994. In periods when the U.S. dollar is weakening, the effect of the translation of the financial statements of the consolidated foreign subsidiaries into U. S. dollars is that of higher sales, costs and net income. The effect of a weaker U.S. dollar when compared to European currencies represented 16.7% of the sales growth rate in European sales. The fluctuation of the U.S. dollar when compared to other world currencies did not have a material impact upon sales.

In the United States, including Merisel FAB, hardware and accessories accounted for 79% of net sales, and software accounted for 21% of net sales in 1995, as compared to 74% and 26% respectively, in 1994. The increase in hardware sales was due to general industry growth and the impact of an additional month of revenue from the ComputerLand Franchise and Aggregation Business, which is predominantly hardware related.

Gross profit increased 8.9% from $164.1 million in 1994 to $178.7 million in 1995. Gross profit as a percentage of sales or gross margin, decreased from 6.9% in 1994 to 6.3% in 1995. In 1994, the gross margin as a percentage of sales for the ComputerLand Franchise and Aggregation business and the Company's core distribution business was 4.9% and 7.5%, respectively, compared to 4.2% and 6.9%, respectively in 1995. The decrease in gross margin was due to the same factors summarized in the discussion of gross profit for the Three Months Ended June 30, 1995 and 1994 and the impact of an additional month of revenue from the ComputerLand Franchise and Aggregation Business, which operates at lower gross margins that those of the Company's core distribution business.

SG&A increased 17.4% from $128.7 million in 1994 to $151.1 million in 1995. SG&A remained constant at 5.4% in both 1994 and 1995. The absolute dollar increase in SG&A was primarily due to costs associated with the Company's 19.9% increase in net sales. In 1994, SG&A as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution was 3.5% and 5.9%, respectively, compared to 3.6% and 5.8%, respectively, in 1995. The absolute dollar increase in SG&A was primarily due to the costs associated with the Company's 19.9% increase in sales and the impact of an additional month of SG&A from the ComputerLand Franchise and Aggregation Business.

In the first quarter of 1995, the Company announced its intent to adopt a restructuring plan to assess its current cost structure in response to pricing and gross margin pressures and the anticipated recording of a total restructuring charge of approximately $10 million. As of June 30, 1995, this plan resulted in a restructuring charge of $9.3 million. The restructuring charge as a percentage of net sales was 0.3%. The restructuring charge represents costs incurred associated with reductions in personnel and the closure and consolidation of warehouses. See Note 3 to Notes to Consolidated Financial Statements.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Operating income decreased 48.5% from $35.4 million in 1994 to $18.3 million in 1995. Operating income as a percentage of net sales was 1.5% in 1994 and 0.6% in 1995. In 1994, operating income as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 1.4% and 1.5%, respectively, compared to 0.6% and 0.7%, respectively, in 1995. The decrease in operating income as a percentage of net sales reflected competitive pressure on pricing worldwide and the restructuring charges.

Interest expense increased 57.1% from $12.6 million in 1994 to $19.7 million in 1995 and increased from 0.5% to 0.7% as a percentage of net sales in 1994 compared to 1995. The increase in interest expense and in interest as a percentage of net sales was due primarily to the same factors summarized in the discussion of interest expense for the Three Months Ended June 30, 1995 and 1994.

Other expenses increased 38.8% from $4.9 million in 1994 to $6.8 million in 1995, primarily due to an increase in fees of $2.4 million incurred in connection with accounts receivable securitizations in 1995, offset by a write-off of offering costs of $0.5 million incurred in connection with the Company withdrawing its common stock offering in May 1994.

The Company's effective tax rate was a benefit of 22.8%. This rate was effected by certain foreign subsidiaries deriving no tax benefit for losses under local tax laws and income from certain foreign subsidiaries having a higher effective tax rate than those experienced at the Company's domestic subsidiaries that experienced losses. The losses reported by the Company's domestic subsidiaries were primarily the result of the $9.3 million restructuring charge recognized in 1995. The Company's effective tax rate for the period ended June 30, 1994 was 36.9%.

Net income decreased from $11.3 million in 1994 to a loss of $6.4 million in 1995. Net income per share decreased from $0.37 in 1994 to a loss of $0.22 in 1995.


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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

The commercial release of Microsoft Corporation's Windows'95 operating system on August 24, 1995 is expected to have a significant impact on the microcomputer industry. If the Windows'95 introduction is not as successful in the end-user market as Merisel's reseller customers anticipate, Merisel may suffer significant negative effects both as a result of higher than normal return levels and as a result of the reduction in anticipated demand for compatible hardware and software products.

Additionally, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday purchases.


OPERATING SYSTEMS

In addition to continuing the design and implementation of a new computer operating system, the Company has completed modifications to its existing computer system designed to process the increased sales volumes anticipated for the fourth quarter of 1995. If the system, as modified, performs below anticipated service levels, the existing system may not be able to accommodate anticipated increases in sales volumes and transaction requirements in the fourth quarter of 1995, which in turn could have a negative effect on the Company's business and financial results.

In the third quarter of 1995, the Company began the installation of a new computer operating system in its Canadian subsidiary. If this system does not perform as anticipated, the Canadian subsidiary may not be able to accommodate the sales volume and transaction requirements anticipated for the fourth quarter of 1995. The conversion to new operating systems and the installation of new warehouse management systems will continue into 1996. The design and implementation of these new systems are complex projects and involve risks that unanticipated problems may delay implementation of the new systems or cause them to perform below anticipated service levels. In the event the Company experiences delays in implementation of these new systems or such systems fail to perform at anticipated service levels, the Company may not be able to accommodate anticipated increases in sales volumes and transaction processing requirements after the third quarter of 1996, which in turn could have a negative effect on the Company's business and financial results.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth and cash needs primarily through borrowings, income from operations, the public and private sales of its securities and securitizations of its trade receivables.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Net cash provided by operating activities during the six months ended June 30, 1995 was $88.1 million. Sources of cash from operating activities consisted of adjustments for non-cash items of $21.5 million, and decrease in accounts receivable, inventory, accounts payable and accrued liabilities of $47.7 million, $16.5 million, $8.4 million and $10.2 million, respectively. The primary uses of cash during the period were a net loss of $6.4 million, a $5.6 million increase in income taxes receivable and a $4.4 million decrease in income taxes payable. The decrease in accounts receivable was primarily due to improved collections, as days sales outstanding from the Company's core distribution business pre asset securitization decreased from 50 days to 44 days for the quarter ended June 30, 1994 and 1995, respectively. The decrease in inventory was the result of improved inventory management, as inventory turns increased from 9.1 times to 10.3 times for the quarter ended June 30, 1994 and 1995, respectively.

Net cash used for investing activities in 1995 was $28.5 million, reflecting property and equipment expenditures. The expenditures for property and equipment were primarily for the upgrading of the Company's computer systems, expenditures for a new warehouse management system, the upgrading of existing facilities and leasehold improvements.

Net cash used for financing activities was $64.8 million, comprised of net repayments under domestic revolving lines of credit of $70.7 million, partially offset by net borrowings under various local bank facilities of 5.6 million.

To provide capital for the Company's operating and investing activities, the Company and its subsidiaries maintain a number of credit facilities including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. At August 4,
1995, $98.8 million was outstanding under this facility. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of June 30, 1995 was $43.4 million.

The Company's wholly-owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells its trade receivables to its wholly-owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to a trade receivables purchase and sale agreement with a securitization company, as amended and restated in November, 1994, Merisel Capital Funding, in turn, sells to a syndicate of purchasers on an ongoing basis up to $150 million of an undivided interest in such trade receivables. The receivables are sold at face value and fees paid in connection with such sales are recorded as other expense. This facility expires in October 1995.

The Company and its subsidiaries also have outstanding $125 million of 12 1/2% Senior Notes due December 31, 2004, $100 million of 8.58% senior notes due June 30, 1997 and $22 million of 11.28% senior subordinated notes repayable in five equal annual installments beginning in March 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar entered into the Services Agreement pursuant to which Vanstar will provide significant distribution and other support services until January 31, 1996 to the ComputerLand Franchise and Aggregation Business for a contractually agreed upon fee. Under the Services Agreement, the ComputerLand Franchise and Aggregation Business has been granted $20 million in extended credit terms on its product purchases from Vanstar. The Vanstar payable currently accrues interest at the prime rate, less 2% per annum (7% at June 30, 1995), with the principal balance due on February 1, 1996. In addition, the Company has agreed to make an additional payment in 1996 of up to $30 million (the "Earn Out"), based upon the growth of the Company's and Merisel FAB's sales of products of designated vendors to specified customers over the two-year period ending January 31, 1996.

On July 12, 1995 Merisel entered into a non-binding letter of intent with Vanstar to extend the Services Agreement until January 31, 1997. Upon negotiation and execution of definitive documentation amending the Services Agreement, Merisel and Vanstar have agreed that the Earn Out will be approximately $13.9 million and will be paid according to a payment schedule with the final payment being due on February 1, 1997. If such definitive documentation is not executed by the Company and Vanstar, then the Earn Out and the Services Agreement will remain as originally agreed.

Merisel continues to monitor its working capital requirements. Assuming the Company can obtain a renewal or replacement of its accounts receivable securitization facility at an increased level, the Company believes that its existing cash balances, its ability to borrow under existing lines of credit and obtain additional financing will be sufficient to meet its working capital and capital investment needs through the next twelve months. However, no assurances can be given that the required renewal or replacement of the accounts receivable securitization facility or such other financings can be obtained.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the 1995 Annual Meeting of Stockholders held on May 16, 1995, the stockholders approved a proposal to elect three Class I directors to the Board of Directors for terms expiring in 1998 to replace those directors whose terms expire in 1995. All nominees were duly elected. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each nominee:

                                       Against      Abstentions
Nominee                  For         or Withheld   Broker Non-Votes

Joseph Abrams         27,141,604       217,000          N/A
Dr. Arnold Miller     27,134,655       223,949          N/A
Michael D. Pickett    26,812,379       546,225          N/A

In   addition,  the  stockholders  approved  a  proposal  to  (a)
reapprove the Company's 1991 Employee Stock Option Plan, as amended (the "Plan"), and (b) approve amendments to the Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 500,000 shares to 2,000,000 shares and to establish a per employee maximum grant of option shares under the Plan. The proposition was duly approved. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for the proposition:
                      Against
                        or                       Broker
           For       Withheld     Abstentions   Non-Votes

        12,296,784   5,011,559      402,944     9,647,317

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits
           -  None

        (b)   Reports on Form 8-K
           - There were nor reports on Form 8-K filed by by the Company during this quarter ended June 30, 1995

                           SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Date: August 11, 1995

                          Merisel, Inc.


                              By:   /s/James L. Brill
                                 ---------------------
                                 James L. Brill
                                 Senior Vice President, Finance,
                                 (Duly Authorized Officer and
                                  Chief Financial Officer)