Form 10-Q
period 1995-09-30
MERISEL INC /DE/
filed 1995-11-14
CIK 724941

                            Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

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

                              Number of Shares Outstanding
          Class                    November 8, 1995
Common Stock, $.01 par value        29,863,495 Shares

                          MERISEL, INC.

                              INDEX

                                                       Page Reference
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets as of                      1-2
          September 30, 1995 and December 31, 1994

          Consolidated Statements of Operations for the            3
          Three Months and Nine Months Ended September 30,
          1995 and 1994

          Consolidated Statements of Cash Flows for the            4
          Nine Months Ended September 30, 1995 and 1994

          Notes to Consolidated Financial Statements             5-8

          Management's Discussion and Analysis of               9-18
          Financial Condition and Results of Operations


PART II   OTHER INFORMATION                                    19-20

          SIGNATURES                                              21

                 PART 1.  FINANCIAL INFORMATION

                 MERISEL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)


                                ASSETS

                                     September 30,    December 31,
                                          1995            1994
                                     ------------     -----------
CURRENT ASSETS:
Cash and cash equivalents                   $1,467         $3,533
Accounts receivable (net of
allowance for doubtful accounts of $23,242
and $21,815  for 1995 and 1994,
respectively)                              550,787        451,246
Inventories                                664,348        517,706
Prepaid expenses and other current
assets                                      14,557         13,256
Income taxes receivable                      4,692
Deferred income tax benefit                 12,977         12,128
                                        ----------      ---------
   Total current assets                  1,248,828        997,869

PROPERTY AND EQUIPMENT - NET                98,253         69,511

COST IN EXCESS OF NET ASSETS
  ACQUIRED - NET                           110,431        113,115

OTHER ASSETS                                11,246         11,375
                                        ----------     ----------
TOTAL ASSETS                            $1,468,758     $1,191,870
                                        ----------     ----------



  See accompanying notes to consolidated financial statements.

                 MERISEL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share Data)
                           (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                    September 30,   December 31,
                                        1995            1994
                                    ------------    ------------
CURRENT LIABILITIES:
Accounts payable                         $845,579      $509,226
Accrued liabilities                        65,039        46,502
Subordinated debt - current                 4,400
Short-term bank debt                       59,187        37,871
Income taxes payable                                      4,422
                                         --------      --------
   Total current liabilities              974,205       598,021

Long-term debt                            245,000       335,685
Subordinated debt                          17,600        22,000
Deferred income tax liability                 699
                                        ---------      --------
TOTAL LIABILITIES                       1,237,504       955,706

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
authorized 1,000,000
shares; none issued or outstanding
Common stock, $.01 par value,
authorized 50,000,000 shares; outstanding
29,825,600 and 29,716,600
for 1995 and 1994, respectively               298           297
Additional paid-in capital                141,575       141,249
Retained earnings                          96,467       103,122
Cumulative translation adjustment          (7,086)       (8,504)
                                        ---------       -------
Total stockholders' equity                231,254       236,164
                                        ---------      --------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $1,468,758    $1,191,870
                                       ----------    ----------


  See accompanying notes to consolidated financial statements.

                 MERISEL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, Except Per Share Data)
                           (Unaudited)


                        Three Months Ended         Nine Months Ended
                           September 30,             September 30,
                         1995         1994          1995        1994
                     ----------     ----------    ----------  ----------
NET SALES             $1,544,018    $1,230,562    $4,378,776  $3,595,683

COST OF SALES          1,454,765     1,146,836     4,110,825   3,347,886
                      ----------     ---------     ---------   ---------
GROSS PROFIT              89,253        83,726       267,951     247,797

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES   75,205        68,211       226,314     196,867

RESTRUCTURING CHARGE                                   9,333
                       ---------     ----------     --------   ---------
OPERATING INCOME          14,048        15,515        32,304      50,930

INTEREST EXPENSE          11,229         7,410        30,962      19,968

OTHER EXPENSE              2,953         3,171         9,774       8,084
                       ---------     ----------     --------   ---------
(LOSS) INCOME BEFORE
  INCOME TAXES              (134)        4,934        (8,432)     22,878

INCOME TAX PROVISION
(BENEFIT)                    119         2,141        (1,777)      8,769
                       ---------      --------       -------    --------
NET (LOSS) INCOME          $(253)       $2,793       $(6,655)    $14,109
                       ---------      --------       -------    --------
NET (LOSS) INCOME PER
SHARE                      $(0.01)       $0.09        $(0.22)      $0.46
                       ----------     --------      --------     -------
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    29,819       30,353        29,756      30,645
                       ----------     --------       -------     -------
    See accompanying notes to consolidated financial statements.

                 MERISEL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                              Nine Months Ended
                                                September  30,
                                             1995          1994
                                           ------        ------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss) income                          $(6,655)      $14,109
Adjustments to reconcile net (loss)
income to net cash provided by (used for)
operating activities:
    Depreciation and amortization           15,289        11,895
    Provision for bad debts                 12,216        12,505
    Deferred income taxes                     (150)         (245)
Changes in operating assets and
liabilities:
   Accounts receivable                    (112,044)      (61,529)
   Inventories                            (146,642)      (56,066)
   Prepaid expenses and other assets        (2,376)        4,490
   Income taxes receivable                  (4,692)
   Accounts payable                        336,353        17,059
   Accrued liabilities                      18,537        21,129
   Income taxes payable                     (4,422)       (6,144)
                                          --------       -------
Net cash provided by (used for)
operating activities                       105,414       (42,797)
                                          --------       -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment         (39,235)      (23,910)
Acquisition of ComputerLand Business                     (87,424)
Sale of unconsolidated investment              800
Other investing activities                    (753)
                                          --------      --------
Net cash used for investing
activities                                 (39,188)     (111,334)
                                          --------       -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings under revolving line of
credit                                     673,641     1,250,550
Repayments under revolving line of
credit                                    (764,326)   (1,246,600)
Borrowings of local bank credit
lines                                       21,316         6,143
Borrowings in connection with
acquisition                                               65,000
Proceeds from sale of accounts
receivable                                                75,000
Proceeds from issuance of common
stock                                          327           390
                                          --------      --------
Net cash (used for) provided by
financing activities                       (69,042)      150,483
                                          --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH        750         3,695
                                          --------      --------

NET (DECREASE) INCREASE IN CASH &
   CASH EQUIVALENTS                          (2,066)          47

CASH & CASH EQUIVALENTS, BEGINNING OF
PERIOD                                        3,533           14
                                           --------     --------
CASH & CASH EQUIVALENTS, END OF PERIOD       $1,467          $61
                                           --------     --------
  See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc. ("Merisel" or the "Company") is a worldwide wholesale distributor of microcomputer hardware and software products. The Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), is also a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchisees and Datago resellers. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 1995 may not be indicative of the results of operations expected for the fiscal year ended December 31, 1995.

The information for the three and nine months ended September 30, 1995 and 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. Certain reclassifications have been made to the 1994 amounts to conform with 1995 presentations.

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

2.   Fiscal Year

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The Company's three and nine month periods ended September 30, 1995 and 1994 were 13 and 39 week periods, respectively. For simplicity of presentation, the Company has described the interim periods and year-end period as of September 30, and December 31, respectively.

3.   Restructuring Charge

In the six months ended June 30, 1995 the Company recorded total restructuring charges of $9,333,000. This amount consists of $4,578,000 of severance charges for the involuntary termination of approximately 240 employees, $2,830,000 for warehouse closures in North America and $1,925,000 for the consolidation of certain warehouses in Europe. As of September 30, 1995, $6,609,000 of this amount remained in accrued liabilities.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

4.   Acquisitions

On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), acquired certain assets of the United States Franchise and Distribution Division (the "F&D Division") of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The Company paid $80.2 million in cash at closing for the acquired assets and $2.1 million of direct acquisition costs. In addition, the Company has agreed to make an additional payment in 1996 of up to $30 million (the "Earn Out"), based upon the growth of the Company's and Merisel FAB's sales of products of designated vendors to specified customers over the two-year period ending January 31, 1996. The ComputerLand Acquisition has been accounted for as a purchase. Under the purchase method of accounting, an allocation of the purchase price to the Merisel FAB assets and liabilities is required to reflect fair values. Based on an independent valuation prepared for the Company, $82 million of the purchase price has been allocated to intangible assets with an estimated aggregate life of 25 years.

Merisel FAB has also entered into a Distribution and Services Agreement (the "Services Agreement") with Vanstar whereby Vanstar will provide products and distribution and other support services to Merisel FAB until January 31, 1996. Under the Services Agreement, Merisel has been granted $20 million in extended credit terms on its product purchases from Vanstar (the "Vanstar Payable"). The Vanstar Payable accrues interest at prime less 2%, per annum (6.75% at September 30, 1995), payable monthly, with the principal balance due on February 1, 1996.

On July 12, 1995 Merisel entered into a non-binding letter of intent with Vanstar to extend the Services Agreement until January 31, 1997. Upon negotiation and execution of definitive documentation amending the Services Agreement, Merisel and Vanstar have agreed that (i) the Earn Out Amount will be approximately $13.9 million and will be paid upon such execution and (ii) the extended credit terms under the Services Agreement will be increased to approximately $31.4 million. The amount of the extended credit will be reduced by a scheduled amount monthly, until a final $20 million balance will be payable on February 1, 1997.

Following is summarized pro forma operating results for the nine months ended September 30, 1994, assuming that the Company had acquired the F&D Division on January 1, 1994 (in thousands, except per share data):

                              Nine Months Ended
                              September 30, 1994
                                (in thousands)

Net sales                        $3,697,415
Income before taxes                  23,043
Net income                           14,208
Net income per share                  $0.46
Weighted average shares              30,645
outstanding

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The summarized pro forma operating results are based, in part, on historical income statement information obtained from the F&D
Division's statement of revenues and operating expenses for the month ended January 31, 1994. Such historical statement presents the revenues, direct expenses and general and administrative expenses allocated from Vanstar. The pro forma information for 1994 includes actual operating results for the period from February 1, 1994 to September 30, 1994 already incorporated in the Company's Consolidated Results of Operations. In addition, the summarized pro forma information for the F&D Division, prior to its acquisition by the Company, includes adjustments to reflect the allocation of general and administrative expenses, such as the costs of the distribution centers and general corporate functions and administrative personnel. Such expenses have been allocated based upon such factors as the ratio of shipments by the F&D Division to total shipments by Vanstar Corporation and Vanstar's management's estimate of the time spent by shared employees of Vanstar Corporation. The pro forma results also include adjustments for interest expense on debt incurred in connection with the acquisition, amortization of intangible assets and provision for income taxes assuming a 40% effective tax rate. The summarized pro forma information may not be indicative of the results that would have occurred if the acquisition had been consummated on January 1, 1994.

5.   Sale of Accounts Receivable

The Company's wholly-owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells trade receivables to its wholly-owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to a trade receivables purchase and sale agreement with a securitization company, Merisel Capital Funding, in turn, sells the receivables to a syndicate of purchasers who purchase on an ongoing basis up to $150 million of an undivided interest in such receivables. At September 30, 1995, $150 million of net accounts receivable were sold to the securitization company. Effective October 2, 1995, Merisel Capital Funding entered into a new receivables purchase and servicing agreement with a securitization company to replace the existing facility. In accordance with this agreement, Merisel Capital Funding sells receivables to an investor on an ongoing basis, which yields proceeds of up to $300 million. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which upon its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equityholders. This facility expires in October 2000. Effective October 16, 1995, Merisel U.K. Ltd. entered into a new receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. In accordance with this agreement, Merisel U.K. sells receivables to the securitization company on an ongoing basis which yields proceeds of up to 25 million pounds sterling. The facility has no fixed expiration date but will expire no earlier than 18 months from the effective date following three to six months prior written notice from the securitization company. Under both securitization facilities, the receivables are sold at face value with payment of a portion of the purchased price being deferred. Fees paid in connection with such sales are recorded as other expense. Fees incurred in connection with the sale of accounts receivable for the three months and nine months ended September 30, 1994 were $2,171,000 and $4,850,000, respectively, compared to $2,652,000 and $7,747,000 incurred for the three and nine months ended September 30, 1995, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

6.   Debt

The Company and its subsidiaries maintain a number of credit facilities, including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997 and a $50 million Canadian dollar unsecured revolving bank credit facility expiring on January 4, 1996. At September 30, 1995, $20 million and $27.2 million, respectively, were outstanding under these facilities. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of September 30, 1995 was $32 million.

The Company and its subsidiaries also have outstanding $125 million of 12 1/2% senior notes due December 31, 2004, $100 million  of  8.58% senior notes due September 30, 1997,  and  $22 million of 11.28% subordinated notes due in five equal annual principal installments, beginning in March 1996.

7.  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the related period, including common stock options when dilutive.


8. Supplemental Disclosure of Cash Flow Information

Cash paid for interest and income taxes for the nine month
periods ended September 30, 1995 and 1994 was as follows:
                               1995            1994
                                (in thousands)
       Interest             $29,498        $ 15,276
       Income Taxes          $7,034        $ 10,717

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

The following table sets forth the percentage relationship that certain income and expense items bear to net sales and is derived from the consolidated statements of operations for the Company for the three and nine months ended September 30, 1995 and 1994:

                                 PERCENTAGE OF NET SALES
                            Three Months         Nine Months
                               Ended                Ended
                           September 30,        September 30,
                          1995      1994     1995      1994
                         -----     -----    -----     -----
Net sales                100.0%    100.0%   100.0%    100.0%
Cost of sales             94.2      93.2     93.9      93.1
                         -----     -----    -----     -----
Gross profit               5.8       6.8      6.1       6.9
Selling, gen'l. and
admin. expenses            4.9       5.5      5.2       5.5
Restructuring charge                          0.2
                         -----     -----    -----     -----
Operating income           0.9       1.3      0.7       1.4
Interest expense           0.7       0.6      0.7       0.6
Other expense              0.2       0.3      0.2       0.2
                         -----     -----    -----     -----
(Loss) income before
income taxes               0.0       0.4     (0.2)      0.6
Income tax
provision(benefit)         0.0       0.2      0.0       0.2
                         -----     -----    -----     -----
Net (loss) income          0.0       0.2%    (0.2)      0.4%
                         -----     -----    -----     -----

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 as Compared to the Three
Months Ended September 30, 1994

Net sales increased 25.5% from $1.2 billion in 1994 to $1.5 billion in 1995. Of the $1.5 billion, the launch of Microsoft Windows'95 product line in August, 1995 generated approximately $160 million. This launch was a unique event and the Company does not expect the Microsoft Windows'95 products to have a similar effect in the fourth quarter. The remaining increase in net sales was primarily due to sales growth in existing distribution operations in the United States and Europe resulting from the growth of the overall market for hardware products and an increase in the number of products certain vendors are selling through distribution. Net sales for the ComputerLand Franchise and Aggregation Business were $286.9 million or 23.3% of consolidated net sales for the quarter ended September 30, 1994 compared to $285.6 million or 18.5% in 1995.

Geographically, the Company's net sales for the quarter ended September 30, 1995, were as follows: United States, $1,082.3 million, or 70.1%; Canada, $127.7 million, or 8.3%; Europe, $240.8 million, or 15.6%; and other international markets, $93.2 million, or 6.0%. From 1994 to 1995, these geographic regions experienced sales growth rates of 25.6% (38.5% without the ComputerLand Franchise and Aggregation Business), 18.1%, 32.5%, and 18.3%, respectively. The Company's higher sales growth rate in Europe was partially the result of the strengthening of the European currencies against the dollar in 1995 compared to 1994. In periods when the U.S. dollar is weakening, the effect of the translation of the financial statements of the consolidated foreign subsidiaries into U.S. dollars is that of higher sales, costs and net income. The effect of a weaker U.S. dollar when compared to European currencies represented 8.8% of the sales growth rate in European sales. The fluctuation of the U.S. dollar when compared to other world currencies did not have a material impact upon sales.

The Company's sales of hardware and related accessories, including ComputerLand Franchise and Aggregation Business, accounted for 75% of net sales and software accounted for 25% in 1994 as compared to 71% and 29%, respectively, in 1995. Excluding ComputerLand Franchise and Aggregation Business, hardware and related accessories accounted for 69% of net sales and software accounted for 31% of net sales in 1994 versus 65% and 35%, respectively, in 1995. The increase in software sales was primarily due to the launch of Microsoft Windows'95.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Gross profit increased 6.6% from $83.7 million in 1994 to $89.3 million in 1995. Gross profit as a percentage of sales, or gross margin, decreased from 6.8% in 1994 to 5.8% in 1995. The launch of Microsoft Windows'95 resulted in a 0.2% decrease in gross margin in the quarter ended September 1995. In 1994, gross margin as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 4.7% and 7.4%, respectively, compared to 3.5% and 6.3%, respectively, in 1995. The Company's core distribution business continued to experience competitive pressures on pricing worldwide. The decrease in the ComputerLand Franchise and Aggregation Business gross margin was the result of intense price competition and the effect of a revised pricing structure offered to new and existing franchisees to deal with this competition. The Company anticipates that it will continue to experience downward pressure on gross margin due to industry price competition.

Selling, general and administrative expenses ("SG&A") increased 10.3% from $68.2 million in 1994 to $75.2 million in 1995. SG&A as a percentage of net sales decreased from 5.5% in 1994 to 4.9% in 1995. SG&A as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 3.7% and 6.1%, respectively in 1994, compared to 3.4% and 5.2%, respectively, in 1995. The absolute dollar increase in SG&A is primarily due to the costs associated with the Company's 25.5% increase in net sales. The decrease in SG&A expense as a percentage of net sales was a result of economies of scale resulting from higher sales volumes. The decrease in SG&A as a percentage of sales for the ComputerLand Franchise and Aggregation Business resulted from an increase in marketing and promotion revenue and a decrease in the distribution fee incurred under the existing Distribution and Services Agreement with Vanstar. To the extent the gross margin continues to decline and the Company is not successful in reducing SG&A as a percentage of sales, the Company will experience a negative effect on its operating income.

Operating income decreased 9.5% from $15.5 million in 1994 to $14.0 million in 1995. Operating income as a percentage of net sales was 1.3% in 1994 and 0.9% in 1995. In 1994, operating income as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 1.0% and 1.3%, respectively, compared to 0.1% and 1.1%, respectively, in 1995. The decrease in operating income was the result of lower gross margins in both the ComputerLand Franchise and Aggregation Business and the core distribution business, partially offset by a decrease in operating expense as a percentage of sales.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Interest expense increased 51.5% from $7.4 million in 1994 to $11.2 million in 1995, and increased from 0.6% to 0.7% as a percentage of net sales in 1994 compared to 1995. The increase in interest expense was attributable to both the Company's higher average borrowings and an increase in interest rates in 1995. The Company's average month-end bank borrowings increased 14.8% from $337 million in 1994 to $387 million in 1995. The increase in average borrowings in 1995 reflected the need to finance higher levels of working capital to support increased sales and property and equipment expenditures. In addition, the Company experienced an increase in interest rates, primarily resulting from the issuance of $125 million principal amount of 12 1/2% senior notes in October 1994, the proceeds of which were used to repay indebtedness under outstanding credit lines having an average interest rate of approximately 6.75% at September 30, 1994.

Other expense decreased 6.9% from $3.2 million in 1994 to $3.0 million in 1995. The change is primarily the result of a $0.5 million decrease in amortization of financing fees and other expenses, $0.2 million of income in an unconsolidated subsidiary, offset by $0.5 million increase in asset securitization fees incurred in connection with trade receivables securitizations in 1995. Higher amounts of net receivables sold and securitization yield contributed to the increased securitization fees of $2.2 million in 1994 compared to $2.7 million in 1995. The weighted average amount of accounts receivable sold to the securitization company was $150 million in 1994 and 1995 while the securitization yield increased from 5.8% to 7.2% at September 30, 1994 and September 30, 1995, respectively.

The Company incurred $0.1 million of tax expense for the period ended September 30, 1995. This was effected by certain foreign subsidiaries deriving no tax benefit for losses under local tax laws.

Net income decreased from $2.8 million in 1994 to a loss of $0.3 million in 1995. Net income per share decreased from $0.09 in 1994 to a loss of $0.01 in 1995.

Nine  Months  Ended September 30, 1995 as Compared  to  the  Nine
Months Ended September 30, 1994

Net sales increased 21.8% from $3.6 billion in 1994 to $4.4 billion in 1995. Of the $4.4 billion, the launch of Microsoft Windows'95 product line in August, 1995 generated approximately $160 million. The remaining increase in net sales was primarily due to sales growth in existing distribution operations in all geographic regions resulting from the growth of the overall market for hardware and software products and an increase in the number of products certain vendors are selling through distribution and the impact of an additional month of revenue from the ComputerLand Franchise and Aggregation Business. Net sales for ComputerLand Franchise and Aggregation Business were $863.8 million or 19.7% of consolidated net sales for the nine months ended September 30, 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Geographically, the Company's net sales for the nine months ended September 30, 1995 were generated as follows: United States, $2,943.5 million, or 67.2%; Canada, $424.3 million, or 9.7%;
Europe,   $761.6  million,  or  17.4%;  and  other  international
markets, $249.4 million, or 5.7%. From 1994 to 1995, these geographic regions experienced sales growth rates as follows:
United States, 19.8% (22.5% excluding ComputerLand Franchise and Aggregation Business), Canada, 15.4%, Europe, 39.0% and other international markets, 12.2%. The Company's higher sales growth rate in Europe was partially the result of the strengthening of the European currencies against the dollar in 1995 compared to 1994. In periods when the U.S. dollar is weakening, the effect of the translation of the financial statements of the consolidated foreign subsidiaries into U.S. dollars is that of higher sales, costs and net income. The effect of a weaker U.S. dollar when compared to European currencies represented 14.0% of the sales growth rate in European sales. The fluctuation of the U.S. dollar when compared to other world currencies did not have a material impact upon sales.

The  Company's  hardware and accessories, including  ComputerLand
Franchise  and Aggregation Business, accounted for   74%  of  net
sales,  and software accounted for 26% of net sales in both  1994 and 1995.

Gross profit increased 8.1% from $247.8 million in 1994 to $267.9 million in 1995. Gross profit as a percentage of sales or gross margin, decreased from 6.9% in 1994 to 6.1% in 1995. In 1994, the gross margin as a percentage of sales for the ComputerLand Franchise and Aggregation business and the Company's core distribution business was 4.8% and 7.4%, respectively, compared to 4.0% and 6.6%, respectively in 1995. The decrease in gross margin was due to the same factors summarized in the discussion of gross profit for the Three Months Ended September 30, 1995 and 1994 and the impact of an additional month of revenue from the ComputerLand Franchise and Aggregation Business, which operates at lower gross margins that those of the Company's core distribution business. The Company anticipates that it will continue to experience downward pressure on gross margin due to industry price competition.

SG&A increased 15.0% from $196.9 million in 1994 to $226.3 million in 1995. SG&A as a percentage of sales decreased from 5.5% in 1994 to 5.2% in 1995. In 1994, SG&A as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution was 3.6% and 6.0%, respectively, compared to 3.5% and 5.6%, respectively, in 1995. The absolute dollar increase in SG&A was primarily due to the costs associated with the Company's 21.8% increase in sales and the impact of an additional month of SG&A from the ComputerLand Franchise and Aggregation Business. The decrease in SG&A expense as a percentage of net sales was a result of economies of scale resulting from higher sales volumes. To the extent the gross margin continues to decline and the Company is not successful in reducing SG&A as a percentage of sales, the Company will experience a negative effect in its operating income.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

In the first quarter of 1995, the Company announced its intent to adopt a restructuring plan to address its current cost structure in response to pricing and gross margin pressures and the anticipated recording of a total restructuring charge of approximately $10 million. As of September 30, 1995, this plan resulted in a restructuring charge of $9.3 million. The restructuring charge as a percentage of net sales was 0.2%. The restructuring charge represents costs incurred to reduce personnel and the closure and consolidation of warehouses. See
Note 3 to Notes to Consolidated  Financial Statements.

Operating income decreased 36.6% from $50.9 million in 1994 to $32.3 million in 1995. Operating income as a percentage of net sales was 1.4% in 1994 and 0.7% in 1995. In 1994, operating income as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 1.2% and 1.5%, respectively, compared to 0.4% and 0.8%, respectively, in 1995. The decrease in operating income as a percentage of net sales was primarily due to restructuring charges and the same factors summarized in the discussion of operating income for the three months ended September 30, 1994 and 1995.

Interest expense increased 55.1% from $20.0 million in 1994 to $31.0 million in 1995 and increased from 0.6% to 0.7% as a percentage of net sales in 1994 compared to 1995. The increase in interest expense and in interest as a percentage of net sales was due primarily to the same factors summarized in the discussion of interest expense for the three months ended September 30, 1994 and 1995.

Other expense increased 20.9% from $8.1 million in 1994 to $9.8 million in 1995. Other expense as a percentage of net sales
remained  constant at 0.2% in both 1994 and 1995.   The  absolute
dollar  increase is primarily due to an increase in fees of  $2.9
million   incurred   in   connection  with  accounts   receivable
securitizations in 1995, partially offset by a $0.5 million write-off of offering costs incurred in connection with the Company withdrawing its common stock offering in May 1994 and decreases in various other expenses.

The Company's effective tax rate was a benefit of 21.1%. This rate was impacted by certain foreign subsidiaries deriving no tax benefit for losses under local tax laws. The Company's effective tax rate for the period ended September 30, 1994 was 37.0%.

Net income decreased from $14.1 million in 1994 to a loss of $6.7 million in 1995. Net income per share decreased from $0.46 in 1994 to a loss of $0.22 in 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis. For example see the discussion of the Windows'95 product launch contained herein.

Additionally, the Company's net sales in the fourth quarter have been historically higher than in the prior three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday purchases.

OPERATING SYSTEMS

In addition to continuing the design and implementation of a new computer operating system, the Company has completed certain modifications to its existing computer system designed to process the increased sales volumes anticipated for the fourth quarter of 1995 and thereafter. If the system, as modified, performs below anticipated service levels, the existing system may not be able to accommodate the sales volumes and transaction requirements in the fourth quarter of 1995 and thereafter, which in turn could have a negative effect on the Company's business and financial results.

In  the  third  quarter  of  1995, the Company  installed  a  new computer operating system in its Canadian subsidiary. In addition Merisel opened its new European Distribution Center ("EDC") and installed a new operating system and a warehouse management system as part of its long term strategy to centralize and integrate its European operations. Merisel closed its German warehouse in August 1995 and now ships to Germany out of the EDC, located in the Netherlands. If these systems do not perform as anticipated, the Canadian and German subsidiaries may not be able to accommodate the sales volume and transaction requirements anticipated for the fourth quarter of 1995 and thereafter, which in turn could have a negative effect on the Company's business and financial results.

The conversion to new operating systems and the installation of new warehouse management systems will continue through 1996. The design and implementation of these new systems are complex projects and involve risks that unanticipated problems may delay implementation of the new systems or cause them to perform below anticipated service levels. In the event that the Company experiences delays in implementation of these new systems or such systems fail to perform at anticipated service levels, the Company may not be able to accommodate anticipated increases in sales volumes and transaction processing requirements, which in turn could have a negative effect on the Company's business and financial results.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth and cash needs primarily through borrowings and the public and private sales of its securities and securitizations of its trade receivables.

Net cash provided by operating activities during the nine months ended September 30, 1995 was $105.4 million. Sources of cash from operating activities consisted of $27.4 million non-cash adjustments, $336.4 million increase in accounts payable and $18.5 million increase in accrued liabilities. The primary uses of cash during the period were a net loss of $6.7 million and increases in accounts receivable and inventories of $112.0 million and $146.6 million, respectively. The increase in inventories and accounts receivable were primarily related to purchases and sales of Microsoft Windows'95 product in August. The impact of Windows'95 contributed approximately half of the increase in accounts payable. The remaining increase was due to improved accounts payable management.

Net cash used for investing activities in 1995 was $39.2 million, reflecting property and equipment expenditures. The expenditures for property and equipment were primarily for the upgrading of the Company's computer systems, expenditures for a new warehouse management system, and the upgrading of existing facilities and leasehold improvements. The Company intends to make significant investments in computer systems and facilities in 1996.

Net cash used for financing activities was $69.0 million, primarily comprised of net repayments under domestic revolving lines of credit of $90.7 million, partially offset by increased borrowings under local subsidiaries' lines of credit of $21.3 million.

The Company's wholly-owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells trade receivables to its wholly-owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to a trade receivables purchase and sale agreement with a securitization company, Merisel Capital Funding, in turn, sells the receivables to a syndicate of purchasers who purchase on an ongoing basis up to $150 million of an undivided interest in such receivables. At September 30, 1995, $150 million of net accounts receivable were sold to the securitization company. Effective October 2, 1995, Merisel Capital Funding entered into a new receivables purchase and servicing agreement with a securitization company to replace the existing facility. In accordance with this agreement, Merisel Capital Funding sells receivables to an investor on an ongoing basis, which yields proceeds of up to $300 million. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which upon its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equityholders. This facility expires in October 2000. Effective October 16, 1995, Merisel U.K. Ltd. entered into a new receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. In accordance with this agreement, Merisel U.K. sells receivables to the securitization company on an ongoing basis which yield proceeds of up to 25 million pounds sterling. The facility has no fixed expiration date but will expire no earlier than 18 months from

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

the effective date following three to six months prior written notice from the securitization company. Under both securitization facilities, the receivables are sold at face value, with payment of a portion of the purchased price being deferred. Fees paid in connection with such sales are recorded as other expense. As of November 3, 1995, the total amount outstanding for the U.S. and U.K. securitization facilities were $180 million and $21.7 million, respectively.

To provide capital for the Company's operating and investing activities, the Company and its subsidiaries maintain a number of credit facilities including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997 and a $50 million Canadian dollar unsecured revolving bank credit facility expiring on January 4, 1996. At November 3, 1995, $93.7 million and $27.2 million, respectively, were outstanding under these facilities. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of September 30, 1995 was $32 million.

The Company and its subsidiaries also have outstanding $125 million of 12 1/2% Senior Notes due December 31, 2004, $100 million  of  8.58% senior notes due September 30,  1997  and  $22 million of 11.28% senior subordinated notes repayable in five equal annual installments beginning in March 1996.

In connection with the ComputerLand Acquisition, a subsidiary of the Company and Vanstar entered into the Services Agreement pursuant to which Vanstar will provide significant distribution and other support services until January 31, 1996 to the
ComputerLand Franchise and Aggregation Business for a contractually agreed upon fee. Under the Services Agreement, the ComputerLand Franchise and Aggregation Business has been granted $20 million in extended credit terms on its product purchases from Vanstar. The Vanstar payable currently accrues interest at the prime rate, less 2% per annum (6.75% at September 30, 1995), with the principal balance due on February 1, 1996. In addition, the Company has agreed to make an additional payment in 1996 of up to $30 million (the "Earn Out"), based upon the growth of the Company's and Merisel FAB's sales of products of designated vendors to specified customers over the two-year period ending January 31, 1996.

On July 12, 1995 Merisel entered into a non-binding letter of intent with Vanstar to extend the Services Agreement until January 31, 1997. Upon negotiation and execution of definitive documentation amending the Services Agreement, Merisel and Vanstar have agreed that (i) the Earn Out Amount will be approximately $13.9 million and will be paid upon such execution and (ii) the extended credit terms under the Services Agreement will be increased to approximately $31.4 million. The amount of the extended credit will be reduced by a scheduled amount monthly, until a final $20 million balance will be payable on February 1, 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Merisel continues to monitor its working capital requirements. The Company believes that its existing cash balances and the ability to sell additional trade receivables under its new trade receivables purchase and servicing agreement, its ability to borrow under existing lines of credit and obtain additional financing, including additional receivables securitization facilities will be sufficient to meet its working capital and capital investment needs through the next twelve months.
However, no assurances can be given that such additional financings can be obtained.

ASSET MANAGEMENT

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same day order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, Merisel's practice of making large purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers which contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow moving or obsolete inventory or manufacturer price reductions. The Company is not assured that these agreements will succeed in reducing this risk. In the event that a manufacturer reduces its pricing, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

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

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

In September 1994, Merisel, Inc. and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and September 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated
the   market  price  of  Merisel's  common  stock  with  material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint on December 22, 1994. On April 3, 1995,
Federal District Judge Real dismissed the complaint with prejudice. The plaintiffs have appealed the dismissal.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

        10.1  Receivable Transfer Agreement dated as of October
              2, 1995 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc.

        10.2 Receivable Purchase and Servicing Agreement dated as of October 2, 1995 by and among Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. and General Electric Capital Corporation.

        10.3  Annex X to Receivable Transfer Agreement and
              Receivables Purchase and Servicing Agreement dated as of October 2, 1995.

        10.4  Credit Agreement among Merisel Canada Inc. and
              Citibank Canada, Canadian Imperial Bank of Commerce and NBD Bank, Canada dated January 4, 1995.

        10.5  Form of Employment Agreement between
              Merisel, Inc. and the following:

              James L. Brill
              Verilyn Smith
              Susan Miller-Smith
              Paul Lemerise
              John Thompson
              Tom Reeves
              Martin D. Wolf

                   PART II - OTHER INFORMATION
                           (Continued)

        10.6  Form of Retention Agreement between
              Merisel, Inc. and the following:

              James L. Brill
              Verilyn Smith
              Susan Miller-Smith
              Paul Lemerise
              John Thompson
              Tom Reeves
              Martin D. Wolf


     (b)   Reports on Form 8-K
             - There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1995.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Date: November 13, 1995

                          Merisel, Inc.


                          By:     /s/James L. Brill
                                  James L. Brill
                                  Senior Vice President,Finance,
                                  (Duly Authorized Officer and
                                   Chief Financial Officer)