Form 10-K
period 1995-12-31
MERISEL INC /DE/
filed 1996-04-15
CIK 724941

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM            TO
                        COMMISSION FILE NUMBER 0-17156

                                 MERISEL, INC.
- -------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                 95-4172359
- -------------------------------------     -------------------------------------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)



      200 Continental Boulevard                        90245-0948
       El Segundo, California             -------------------------------------
- -------------------------------------                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

Registrant's telephone number, including area code: (310) 615-3080
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value
- -------------------------------------------------------------------------------
                                TITLE OF CLASS

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  As of March 29, 1996 the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market was $70,466,665 (28,909,401 shares at a closing price of $2 7/16).

  As of March 29, 1996 the Registrant had 29,863,495 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                                 MERISEL, INC.

                                                                  PAGE REFERENCE

                                     PART I

Item  1. Business..........................................................   1
Item  2. Properties........................................................  11
Item  3. Legal Proceedings.................................................  11
Item  4. Submission of Matters to a Vote of Security Holders...............  11

                                    PART II

Item  5. Market for the Registrant's Common Equity and Related Stockholder
         Matters...........................................................  12
Item  6. Selected Financial Data...........................................  13
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  14
Item  8. Financial Statements and Supplementary Data.......................  24
Item  9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  43

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  44
Item 11. Executive Compensation............................................  44
Item 12. Security Ownership of Certain Beneficial Owners and Management....  44
Item 13. Certain Relationships and Related Transactions....................  44

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  45

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  Merisel, Inc. (together with its subsidiaries, "Merisel" or the "Company") is the largest worldwide publicly held wholesale distributor of microcomputer hardware and software products. Through its full-line, channel-specialized distribution business, Merisel combines the comprehensive product selection and operational efficiency of a full-line distributor with the customer support of a specialty distributor offering dedicated sales organizations to each of its customer groups. On January 31, 1994, the Company acquired the ComputerLand franchise and Datago aggregation businesses (the "Franchise and Aggregation Business") from Vanstar Corporation (the "ComputerLand Acquisition"). Through this acquisition, Merisel became an aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers, including Apple, Compaq, Hewlett-Packard and IBM. Such business consists of both an aggregation business conducted through its Datago affiliates and a franchise business under the name ComputerLand. Merisel's Datago aggregation business distributes products to affiliated value-added resellers ("VARs") and dealers in the United States. The ComputerLand franchise business provides networking, systems maintenance and systems integration services through a nationwide network of independently owned ComputerLand franchisees. Merisel is considered a master distributor since it offers both full-line distribution and aggregation capabilities.

  At December 31, 1995, Merisel stocked over 25,000 products from more than 500 of the microcomputer hardware and software industry's leading manufacturers including American Power Conversion, Apple, AST, Compaq, Creative Labs, Digital Equipment Corporation, Epson, Hayes, Hewlett-Packard, IBM/Lotus, Intel, Kingston Technology, Microsoft, NEC, Novell, Okidata, Sony, Sun Microsystems, Symantec, Texas Instruments, 3Com, Toshiba and U.S. Robotics. Merisel sells products to over 55,000 computer resellers worldwide, including VARs, large retail chains, franchisees, computer superstores, mass merchants, Macintosh and Sun Microsystems resellers, system integrators and original equipment manufacturers. In order to effectively service its large customer base, the Company currently maintains 19 distribution centers that serve North America, Europe, Latin America and other international markets. The breadth of the Company's product line, together with its international distribution network, enable the Company to provide its customers with a single source of supply and prompt delivery of products. For the fiscal year ended December 31, 1995, the Company's net sales by geographic region were generated as follows: United States, 67%; Canada, 10%; Europe, 18%; and other international markets, 5%.

THE INDUSTRY

  The microcomputer products distribution industry is large and growing, reflecting both increasing demand worldwide for computer products and the use of wholesale distribution channels by manufacturers for the distribution of their products. The industry moves product from manufacturer to end-user through a complex combination of distribution agreements between manufacturers, wholesale distributors, aggregators and resellers. Historically, there have been two types of companies within the industry: those that sell directly to the end-user ("resellers") and those that sell to resellers ("wholesale distributors" and "aggregators," which are also called "master resellers").

  Resellers sell directly to end-users, including large corporate accounts, small and medium-sized businesses and home users. The major reseller channels are dealers and corporate resellers, VARs, mail-order firms and retailers (computer superstores, office supply chains and mass merchants). VARs, which account for one of the largest segments of the overall reseller channel, typically add value by combining proprietary software and/or services with off-the-shelf hardware and software.

  Wholesale distributors generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers, which typically include dealers,

VARs, system integrators, mail order resellers, computer products superstores and mass merchants. Aggregators, or master resellers such as the Datago aggregation business, are functionally similar to wholesale distributors, but they focus on selling relatively few product lines, typically high-volume, brand name computer systems, to a captive network of franchised dealers and affiliates. The larger computer manufacturers, such as Apple, Compaq, Hewlett-Packard and IBM, have historically required resellers to purchase their products from an affiliated aggregator, such as the Company's Franchise and Aggregation Business. Certain of these leading manufacturers, however, have authorized a wholesale distributor-owned aggregator-type business to provide their products to the dealer market on a limited basis. Within the last two years, however, manufacturers are increasingly offering products through full-line distributors' aggregation divisions, resulting in the distinction between wholesale distributors and master resellers becoming less apparent.

BUSINESS STRATEGY

  Merisel has achieved its position in the industry by pursuing a strategy of offering the industry's leading products and services to its customers at competitive prices, providing cost-effective customer service and targeting its various customer groups using dedicated sales forces and marketing programs.

  Providing Leading Products and Services. The Company's objective is to offer a broad range of leading product brands in each of the product categories it carries. By stocking the leading brands, the Company generates sales of both those product brands as well as other products, as reseller customers often prefer to deal with a single source for many of their product needs. The Company continuously evaluates new products, the demand for its current products and its overall product mix and seeks to develop distribution relationships with suppliers of products that enhance the Company's product offerings. The Company believes that the size of its reseller customer base, combined with the breadth and quality of its marketing support programs, give it a competitive advantage over smaller, regional distributors in developing supplier relationships.

  As a result of acquiring the Franchise and Aggregation Business, the Company, through this business, is offering its ComputerLand franchisees and Datago affiliates a broad range of microcomputer systems and other products from Apple, Compaq, Hewlett-Packard and IBM. Although the Company distributes certain products of these leading manufacturers through its wholesale distribution arrangements, the Company and its wholesale distribution competitors are limited to distributing these products to the VAR reseller market. Certain of these leading manufacturers have authorized wholesale distributors to act as second-source providers of product to the dealer industry segment, if a particular dealer's primary source does not have the product in stock.

  Customer Service and Satisfaction. The Company believes that a high level of customer satisfaction is important to achieve and maintain success in the highly competitive microcomputer products distribution industry. The Company measures customer satisfaction by such standards as "ease of doing business," accuracy and efficiency in delivering products and expediting the delivery of services and information. Merisel constantly strives to improve its operational processes.

  Targeting Customer Groups. Merisel serves a variety of reseller channels, which have diverse product, financing and support needs. Merisel was the first full-line distributor in the industry to offer its various customer groups a channel-dedicated sales force as well as customized product offerings, financing programs and marketing and technical support programs, all of which are tailored to address the differing needs of these customer groups. The Company intends to continue focusing on the profitability of the markets it serves to identify customer opportunities and develop sales and marketing programs that serve these groups more effectively.

  1996 Business Plan. As described more fully below, Merisel incurred substantial losses for the fourth quarter and fiscal year ended December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result, Merisel was required to negotiate with the lenders under various of its financing agreements to amend such agreements and to waive certain defaults, which amendments and waivers were obtained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

  In connection with such negotiations, Merisel developed a business plan for the remainder of fiscal 1996 that calls for curtailing of non-essential capital expenditures during 1996 in order to maximize cash flow. In addition, the Company intends to focus on its more profitable areas of operations and product lines while slowing growth in its other less profitable areas of operations. Merisel believes that, if successfully implemented, the 1996 business plan will allow the Company to operate without the need for additional sources of financing or any asset sales in 1996. However, in order to meet its obligations in 1997 the Company will need to engage in some combination of asset sales, refinancing of its borrowings or obtaining new sources of financing. While the Company believes it will be able to successfully implement its 1996 business plan and implement one or more of the foregoing strategies which will enable it to meet its obligations in 1997, there can be no assurance that it will be able to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

  Concurrently with the implementation of its business plan for 1996, Merisel is also actively exploring all of its strategic options with the assistance of Merrill Lynch & Co. These options include a business combination with, or sale to, a strategic partner who could provide the capital necessary to enable continued growth of the Company, or a sale of significant assets in geographic regions around the world, which would also enable Merisel to fund its remaining operations out of existing cash flow or restructured borrowings.

  The Company's 1996 business plan assumes that the Company will not experience any significant changes in payment terms to, or product availability from, its key vendors. While management does not expect, and there has not been, any material deterioration in such credit terms or product availability, there can be no assurance that significant changes will not occur. Any such deterioration in the absence of the development of alternate financing sources or asset sales could adversely impact the Company's cash flow and its future results of operations.

  In light of the Company's current business plan to maximize cash flow, management does not expect, nor does the 1996 business plan assume, that the Company will return to profitability until the fourth quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The expected losses for the first and second quarters of 1996 are in part attributable to i) costs incurred in connection with amending the Company's financing agreements, ii) costs incurred in connection with preparation of the 1996 business plan, and
iii) costs incurred to identify and begin improving certain business processes which were not functioning satisfactorily in 1995.

  The preceding preliminary financial information constitutes forward looking information and actual results could differ materially from current expectations. Among the factors that could impact actual results are the following: additional adjustments in the Company's trade accounts payable and any further unanticipated charges associated with the Company's computer systems, asset dispositions or any potential restructuring.

PRODUCTS AND MANUFACTURER SERVICES

  Merisel provides its manufacturers with access to one of the largest bases of computer resellers worldwide while offering these manufacturers the means to reduce the inventory, credit, marketing and overhead costs associated with establishing a direct relationship with these resellers. Merisel's economies of scale have allowed the Company to establish and develop long-term business relationships with many of the leading manufacturers in the microcomputer industry. Merisel distributes over 25,000 hardware and software products, including products for the MS-DOS, OS/2, Macintosh, Apple and Sun Microsystems/UNIX(R) operating environments. For the fiscal year ended December 31, 1995, net worldwide sales of hardware and accessories accounted for approximately 75% of the Company's sales, and sales of software products accounted for the remaining 25% of net sales.

  Merisel's suppliers include many of the leading microcomputer software and hardware manufacturers, such as American Power Conversion, Apple, AST, Compaq, Creative Labs, Digital Equipment Corporation, Epson, Hayes, Hewlett-Packard, IBM/Lotus, Intel, Kingston Technology, Microsoft, NEC, Novell, Okidata, Sony, Sun Microsystems, Symantec, Texas Instruments, 3Com, Toshiba and U.S. Robotics. Merisel is one of only two distributors in the United States of Sun Microsystem's products. Software products include business applications such as spreadsheets, word processing programs and desktop publishing and graphics packages, as well as a broad offering of operating systems, including local area network operating systems, advanced language and utility products. Hardware products offered by the Company include computer systems such as servers, printers, monitors, disk drives and other storage devices, modems and other connectivity products, networking products, plug-in boards and accessories.

  In addition to providing manufacturers access to one of the largest bases of computer resellers worldwide, the Company, through its marketing department, also provides manufacturers the opportunity to efficiently offer a number of special promotions, training programs and marketing services targeted to the needs of specific reseller groups. Merisel runs a variety of special promotions for manufacturers' products, ranging from price discounts and bundled purchase discounts to specialized computer reseller marketing programs, including the Vantage program for its distribution business and the Datago program for its aggregation business. These promotional programs are designed to encourage computer resellers to increase their volume of purchases, motivate resellers to purchase within a limited time period and highlight specific manufacturers' products or promotion opportunities. Additionally, Merisel provides marketing consultation services for manufacturers' strategic marketing campaigns, as well as the opportunity to be included in Merisel-sponsored trade advertisements. Merisel's marketing program specialists work with designated manufacturers to develop and carry out marketing programs such as dealer commission programs, sales contests and other promotions. Merisel can also provide dedicated marketing support and targeted customer information from its database to enhance manufacturers' product promotions.

  The Company also offers two exclusive training programs: Softeach, a two-day worldwide seminar series whereby manufacturers train resellers on the use of their products, and Selteach, a training seminar series that gives manufacturers an opportunity to provide product information to Merisel's United States sales force. In 1995, Merisel offered Softeach seminars in 21 cities and 9 countries. The Company believes that over 21,000 computer resellers attended Softeach seminars in 1995. Merisel, in conjunction with third-party consultants, also conducts training classes regarding certain Novell, 3Com, The Santa Cruz Operation, Digital Equipment Corporation, Sun Microsystems, Microsoft and Lotus products for its reseller customers.

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

  Although Merisel regularly stocks products and accessories supplied by more than 500 manufacturers, 63% of the Company's net sales in 1995 (as compared to 56% in 1994 and 45% in 1993) were derived from products supplied by Merisel's ten largest manufacturers, with the sale of products manufactured by Hewlett-Packard, Microsoft and Compaq accounting for approximately 16%, 14% and 11%, respectively, of net sales in 1995 (as compared to 12% each for Microsoft and Hewlett-Packard and 11% for Compaq in 1994, and 16%, 3% and 6%, respectively, in 1993). Because reseller customers often prefer to deal with a single source for many of their product needs, the loss of the ability to distribute a particularly popular product could result in losses of sales unrelated to that product. The loss of a direct relationship between the Company and any of its key suppliers could have an adverse impact on the Company's business and financial results.

  In the course of its business, Merisel reconciles its accounts payable balances to statements provided by its vendors. During the fourth quarter of 1995, the Company incurred charges resulting from adjustments to trade accounts payable balances. The charge taken in the fourth quarter is related to adjustments for price protection, returns to vendors by Merisel and inventory receipt related issues, such as short-shipments identified through the reconciliation process. In order to minimize further supplier account reconciliation losses, in February 1996 Merisel began implementing processes and procedures to address current system deficiencies and has engaged the assistance of outside consultants to assist in this process. Management has committed additional resources to assist in collecting a part of the charge that may be determined to be recoverable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Fourth Quarter Adjustments."

CUSTOMERS AND CUSTOMER SERVICES

  In 1995, Merisel sold products and services to more than 55,000 computer resellers worldwide. Merisel's customers include VARs, large hardware and software retail chains and franchisees, computer superstores, mass merchants, Macintosh, Sun Microsystems and other corporate resellers, systems integrators, and original equipment manufacturers as well as independently owned retail outlets and consultants. Merisel's smaller customers often do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Consequently, they tend to purchase a high percentage of their products from distributors. Larger resellers often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. No single customer accounted for more than 4% of Merisel's net sales in 1993, 1994 or 1995.

  Single Source Provider. Merisel offers computer resellers a single source for over 25,000 competitively priced hardware and software products. By purchasing from Merisel, the reseller only needs to comply with a single set of ordering, billing and product return procedures and may also benefit from attractive volume pricing and third-party financing programs. In addition, resellers are allowed, within specified time limits, and for certain resellers specified volume limits, to return slow-moving products from one manufacturer in exchange for more popular products from other manufacturers. Merisel's policy is not to grant cash refunds.

  Prompt Delivery. In the United States and Canada, orders received by 5:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. Merisel maintains sufficient inventory levels in the United States to fill consistently in excess of 95% of all units ordered on the day of receipt. As part of the Company's effort to improve accuracy, the Company has installed computerized warehouse management systems in its North American warehouses, which include infrared bar coding equipment and advanced computer hardware and software systems. Of Merisel's nine North American warehouses, eight were computerized between 1994 and 1995. The Company anticipates computerizing its remaining North American warehouse in 1996. Merisel typically delivers products from its regional warehouses via United Parcel Service and other common carriers, with customers in most areas in the United States receiving orders within one to two working days of shipment. Merisel also will provide overnight air handling if requested and paid for by the customer. These services allow computer resellers to minimize inventory investment and provide responsive service to their customers. For larger customers in the United States, Merisel also provides a fulfillment service so that orders are shipped directly to the computer resellers' customer, thereby reducing the need for computer resellers to maintain inventories of certain products. The Company's foreign subsidiaries may have lower fill rates and longer delivery times due to differing market requirements and operations.

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

  Customer Support. Merisel offers a number of customer loyalty programs, including the Vantage program for its distribution business and the Datago program for its aggregation business, which provide incentives to resellers to aggregate their purchases through Merisel. The Vantage programs offer Merisel's top-volume customers within the VAR and dealer channels increased levels of service and pricing advantages. The Datago program offers incentives for Datago customers to aggregate their purchases through Merisel and the Franchise and Aggregation Business.

  Merisel furnishes its computer resellers with a series of publications containing detailed information on products, pricing, promotions and developments in the industry. Merisel publishes a Confidential Reseller Price Book, which lists Merisel's current product offerings. Merisel also publishes the Hot List(R), which ranks Merisel's current best-selling hardware and software products in four different reseller channels. In addition, Merisel's On-Line Literature Library offers over 40,000 data sheets of product information literature on a fax-back system and on CD-ROM.

  Merisel provides training and product information to its reseller customers through its well-respected Softeach program, a worldwide series of training forums whereby manufacturers conduct seminars on how to sell their products. See "--Products and Manufacturer Services." Merisel also provides computer resellers with a technical support "hotline," as well as specialized technical support for virtually all product lines sold by Merisel. In addition, Merisel's Technical Support department provides regular product training seminars to Merisel's sales representatives to help them increase their product knowledge.

SALES AND MARKETING

  During 1995, the Company's Sales department for its core distribution business in the United States was organized into nine dedicated sales divisions, which serve the dealer, VAR consumer, and Sun workstation channel segments. The dealer channel is comprised of the following divisions: retail, reseller fulfillment, major accounts and Macintosh. The VAR channel offers specialized services and technical products to VARs through the VAR, system integrator and OEM divisions. The consumer products channel is served by the consumer products division, which targets mass merchants. The fourth channel is primarily dedicated to selling and supporting Sun Microsystems and Sun-complimentary products through its own sales, marketing, operations and technical support departments. Merisel's Open Computing Alliance ("MOCA") division serves this channel.

  For each of the Company's international subsidiaries, the number and type of specialized sales divisions vary based on market requirements, the size of the subsidiary's sales force and the products carried by the subsidiary.

  The Company's sales force is composed of field sales representatives who manage relations with the larger accounts and inside telemarketing sales representatives who receive product orders and answer customer inquiries. In the United States and Canada, when a customer calls Merisel, screen synchronization technology causes a sales profile to appear on the sales representative's computer screen before greetings are exchanged. Customer orders generally are placed via a toll-free telephone call to Merisel's inside sales representatives and, in the United States, are entered on Merisel's SalesNet for Windows order entry system, a proprietary local area network created by Merisel to speed the process of taking and processing orders. Using the SalesNet for Windows database, sales representatives can immediately enter customer orders, obtain descriptive information regarding products, check inventory status, determine customer credit availability and obtain special pricing and promotion information. In the United States and Canada, Merisel also offers SELline, a system that allows a customer, through the use of their own personal computer and a modem, to access Merisel's database to examine pricing, credit information, product description and availability, and promotional information all in "real-time," and to place orders directly into Merisel's order processing system. For certain of its larger customers, the Company has installed electronic data interchange (EDI) systems which allow participating customers to directly access the Company's mainframe computer system for order processing and account information.

OPERATIONS, DISTRIBUTION AND INVESTMENT IN SYSTEMS

  Locations. At December 31, 1995, the Company operated 19 distribution centers around the world, including eight in the United States, one of which serves Latin America and other export fulfillment, two in Canada, four in Europe, and four in Mexico. All of these distribution centers are leased. In 1995, Merisel closed its Rancho Dominguez, California, and Munich, Germany, warehouses and opened its new automated European Distribution Center (the "EDC") located in Helmond, The Netherlands.

  Systems. Merisel has made significant investments in new, advanced computer and warehouse management systems for its North American operations to support sales growth and improve service levels. Eight of Merisel's nine North American warehouses operate utilizing advanced computerized warehouse management systems, which use infrared bar coding and advanced computer hardware and software to improve shipping, receiving and picking error rates. One remaining North American warehouse is scheduled to be operating under this new system in 1996.

  Merisel is in the process of converting its North American operations to a new computer operating system. The Company began designing the new system in early 1993 and converted its Canadian operations from a mainframe to a client/server operating system in August 1995. The new system is designed to accommodate sales volumes significantly greater than current volumes as well as provide greater transaction accuracy, more flexibility and custom pricing applications. In the early implementation stages, the Canadian conversion produced results below the Company's expectations. These results added to Merisel's fourth quarter 1995 net operating loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Fourth Quarter Adjustments." In addition, in the fourth quarter of 1995, the Company recorded a non-cash asset valuation adjustment of $19.5 million related to charges for impairment to Merisel's on-going computer operating system conversion. In late February 1996, Merisel Canada's computer operating system began to produce results closer to the Company's original expectations.

  The Company plans to convert its United States operations in the future, depending on the continued performance improvement in its Canadian systems. The design and implementation of these new systems are complex projects and involve risks and have produced cost overruns, which delayed implementing the new system in Canada and caused the system to perform below anticipated service levels. As a result, the United States system implementation will be delayed beyond 1996. Until such implementation, the Company will need to continue to make modifications to its existing United States systems and may continue to experience difficulty in processing transactions in periods of heavy volumes, which could adversely impact operating income and cash flows.

  Merisel's EDC was built to address Merisel Europe's strategy of centralizing and integrating its European operations. The warehouse opened in August 1995 and soon began shipping to Merisel's German and Austrian customers. Due to system software problems, the EDC experienced substantial shipping and receiving errors that adversely affected Merisel Germany's operations. The additional start-up costs incurred also caused cost variances that negatively affected Merisel Europe's 1995 financial performance.

  In late February 1996, Merisel implemented numerous changes in the EDC's software, which have produced some improved results. As of March 1996, the EDC was able to handle Merisel Germany's and Merisel Austria's transaction volume, but at reduced accuracy rates. However, until the warehouse management system, mechanical system and operating system in the EDC all work together without interruption, Merisel will continue to experience negative effects in its European financial results. The overall operating loss for 1995 at Merisel Europe was primarily the result of the business interruptions in Germany and Austria associated with the EDC. Consistent with the Company's 1996 business plan, the Company has decided to conserve cash by not extending EDC service to any additional countries until systems deficiencies at the EDC can be corrected. For further information concerning EDC issues see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Fourth Quarter Adjustments".

INTERNATIONAL OPERATIONS

  The Company distributes microcomputer products throughout the world. Merisel formed its first international subsidiary in 1982 and now operates in Canada, the United Kingdom, France, Germany, Switzerland, Austria and Mexico. Merisel also has a subsidiary based in Miami, Florida, which primarily sells products to customers in Latin America and in other parts of the world where Merisel does not have a physical presence. For information concerning the recent disposition of Merisel's Australia operations, see "Management's Discussion and Analysis--Fourth Quarter Adjustments."

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

  Because the Company conducts business in a number of countries, that portion of operating results and cash flows that is non-United States dollar denominated is subject to certain currency fluctuations. The Company generally employs forward exchange contracts to limit the impact of fluctuations in the relative values of some of the currencies in which it does business. In 1995, the Company incurred foreign currency losses due to declines in values of the Mexican Peso and other foreign currencies against the United States dollar. The Company expects the devaluation of the Mexican Peso to continue in 1996 and, accordingly, is re-assessing its foreign currency strategies in Mexico to minimize its foreign exchange transaction exposure resulting from further devaluations.

  In addition, international operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable and the impact of local economic conditions and practices. While management believes that such risks have been reduced to an acceptable level, there can be no assurance that these or other factors will not have an adverse effect on the Company's international operations.

  For segment information regarding Merisel's United States and international operations, see footnote 12 of Notes to Consolidated Financial Statements.

THE FRANCHISE BUSINESS AND AGGREGATION BUSINESS

  As a result of the ComputerLand Acquisition, Merisel, through the ComputerLand franchise business and Datago aggregation business, now operates as a master reseller of computer systems and related products from the major microcomputer manufacturers to a network of approximately 734 independently owned resellers composed of two customer groups: the 156 ComputerLand franchisees and the 578 Datago affiliates. Merisel FAB, Inc., a wholly owned subsidiary of Merisel, Inc., acts as the franchisor to the ComputerLand franchisees, who receive product and various support services, including sales and marketing materials, management and sales support services and a proprietary dealer management software system. At December 31, 1995, the ComputerLand franchise business had agreements with 156 franchise owners operating 183 locations, which are primarily located in secondary metropolitan markets in the United States. Franchise owners and operating locations have decreased since the ComputerLand Acquisition as a result of conversion of certain franchises to Datago customers, which are independent dealers and VARs that do not license the ComputerLand name, consolidation of locations by franchise owners and franchisees that are no longer in business.

  The Datago aggregation business' customers are independent dealers and VARs. They generally enter into non-exclusive one-year renewable contracts cancelable at the option of either party on short notice. At

December 31, 1995, the Datago aggregation business had 578 active Datago affiliates. During the year ended December 31, 1995, no individual franchisee or Datago affiliate accounted for more than 5% of the Franchise and Aggregation Business revenues. Sales of product from Apple, IBM, Compaq and Hewlett-Packard represent approximately 80% of the Franchise and Aggregation Business revenue. Changes in the relationship with these manufacturers could have a material adverse effect on the Franchise and Aggregation Business See"Business Strategy-- 1996 Business Plan". In addition, over 75% of the sales of the ComputerLand franchise business and Datago aggregation business to their customers are financed by floor plan financing companies, and any changes in the terms of such financing arrangements could have a material adverse effect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Franchise and Aggregation Business."

  Merisel and Vanstar Corporation entered into a Distribution and Services Agreement (the "Services Agreement") at the time of the ComputerLand Acquisition, pursuant to which Vanstar Corporation purchases and warehouses manufacturers' products and fulfills reseller orders for the products offered by the ComputerLand franchise business and Datago aggregation business. The ComputerLand franchise business and Datago aggregation business purchase such products from Vanstar, rather than directly from the supplier, and pay Vanstar a service fee for performing these distribution functions. Resellers place product orders with the ComputerLand franchise business and Datago aggregation business through the order placement system operated by Vanstar. Vanstar typically ships products to a customer within two days of receipt of an order. The Services Agreement was amended to extend the term through April 30, 1997 and revise the schedule of certain payments to be made to Vanstar by the ComputerLand franchise business and Datago aggregation business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

  Until April 30, 1997, the ComputerLand franchise business and Datago aggregation business will be dependent upon Vanstar to purchase and maintain inventories of products sufficient to meet resellers' requirements and to receive and fulfill orders at acceptable service levels. Although Vanstar maintains the direct contractual relationship with the suppliers, the ComputerLand franchise business and Datago aggregation business and Vanstar jointly maintain supplier relationships. While the Company has no reason to believe that Vanstar will not be able to continue to perform its obligations under the Services Agreement, in the event that Vanstar becomes unable to continue to perform such obligations, there may be an adverse effect on the operations and financial results of the Company. The Services Agreement contains provisions for monetary penalties in the event that Vanstar fails to achieve agreed-upon service levels, as well as provisions permitting the ComputerLand franchise business and Datago aggregation business to take over a portion of Vanstar's operations to fulfill such obligations under certain circumstances. Under the terms of the Services Agreement with Vanstar, Merisel is required to integrate these functions now being performed by Vanstar into its facilities and systems in 1997. There can be no assurance, however, that the Company will be able to obtain the funds necessary to integrate such functions into its facilities and systems, and the cost of such integration could be significant. In addition, pursuant to the terms of the amended Services Agreement, the ComputerLand franchise business and Datago aggregation business have been granted extended credit terms on their product purchases from Vanstar, which are required to be repaid on or prior to July 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  The ComputerLand franchise business and Datago aggregation business generate lower gross margins than the Company's core distribution business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." Presently, the Company is exploring a number of strategic alternatives with respect to either or both of the ComputerLand franchise and Datago aggregation businesses. See "--Business Strategy--1996 Business Plan."

  In the fourth quarter of 1995, the Company recorded non-cash asset valuation adjustments of $30.0 million related to charges for impairment to goodwill associated with Merisel's ComputerLand franchise business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Fourth Quarter Adjustments".

COMPETITION

  Competition in the microcomputer products distribution industry is intense and is based primarily on price, brand selection, breadth and availability of product offering, financing options, speed of delivery, level of training and technical support, marketing services and programs, and ability to influence a buyer's decision.

  Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based international distributors such as Ingram, MicroAge and Tech Data Corporation; non-United States based international distributors such as Computer 2000; national distributors such as Gates/Arrow and regional distributors and franchisors. The Company competes internationally with a variety of national and regional distributors on a country-by-country basis.

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

  The Franchise and Aggregation Business is subject to competition from other franchisors and aggregators in obtaining and retaining franchisees and third-party resellers, as well as competition from wholesale distributors with respect to sales of products to customers in the Franchise and Aggregation Business network. See "--The Industry." With respect to brand selection, the Company believes that an important factor in the Franchise and Aggregation Business' ability to attract customers is the fact that it is able to offer computer systems and other hardware products from Apple, Compaq, Hewlett-Packard and IBM. These manufacturers historically have sold their products directly to resellers and through a limited number of master resellers such as the Franchise and Aggregation Business. The loss of any of these manufacturers, or any change in the way any such manufacturer markets, prices or distributes its products, could have a material adverse effect on the Franchise and Aggregation Business' operations and financial results. The Franchise and Aggregation Business' principal competitors are Intelligent Electronics, MicroAge and Inacom, all of which maintain networks of franchisees and third-party dealers and which carry products of one or more of the Company's major manufacturers. Certain of the Franchise and Aggregation Business' competitors have greater financial resources than the Company.

EMPLOYEES

  As of December 31, 1995 Merisel had 3,263 employees. Merisel considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

  At December 31, 1995, the Company maintained distribution centers in the following locations:

                                             DISTRIBUTION
            COUNTRY/AREA SERVED                CENTERS
            -------------------              ------------
            United States...................       7
            Canada..........................       2
            France..........................       1
            Latin America/Caribbean.........       1*
            Mexico..........................       4
            The Netherlands.................       1
            Russia..........................       1
            Switzerland.....................       1
            United Kingdom..................       1
                                                 ---
            Total...........................      19
                                                 ===

                  --------
                  * Located in Miami, Florida.

  All of the Company's distribution centers are leased. The Company owns one facility in Mexico, which used to serve as a distribution center. This facility is now being leased to a third party. In its place, the Company has leased a larger distribution facility in the same city. The Company's Franchise and Aggregation Business is located in a 14,200 square-foot facility in Pleasanton, California. The facility has been subleased from Vanstar until July 31, 1997, with an option to further extend the term through December 31, 1997. Customers of the Franchise and Aggregation Business receive product shipments directly from Vanstar's two warehouses located in Livermore, California and Indianapolis, Indiana.

  The Company's world headquarters are located in El Segundo, California, where the Company owns a 112,500 square foot facility, and leases a 50,700 square foot facility. The Company also maintains sales offices in various domestic and international locations. In addition, the Company owns 360 acres of undeveloped land in Cary, North Carolina. The Company believes that its facilities currently provide sufficient space for its present needs, and that suitable additional space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS.

  In June 1994, the Company and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint on December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. The plaintiffs have appealed the dismissal. The parties' appellate briefing to the Ninth Circuit was completed on November 6, 1995. The Ninth Circuit has not yet set a date for oral argument regarding the appeal.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Common Stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol MSEL. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                  HIGH     LOW
                                                                 ------- -------
      FISCAL YEAR 1994
        First quarter........................................... $22 1/2 $16 5/8
        Second quarter..........................................  19 7/8   8
        Third quarter...........................................  11 1/4   7
        Fourth quarter..........................................  10 3/4   6 1/4
      FISCAL YEAR 1995
        First quarter...........................................   8 1/2   3 7/8
        Second quarter..........................................   7 3/4   4 1/2
        Third quarter...........................................   8 3/8   5 1/2
        Fourth quarter..........................................   6 5/8   4 1/8
      FISCAL YEAR 1996
        First quarter...........................................   5 7/8   2 1/4

  On March 29, 1996, the closing sale price for the Company's Common Stock was $2 7/16 per share. As of March 29, 1996, there were 1,237 record holders of the Company's Common Stock.

  Merisel has never declared or paid any dividends to stockholders. Certain of the Company's debt agreements currently prohibit the payment of dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA.

                                         YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1991       1992       1993       1994       1995
                          ---------- ---------- ---------- ---------- ----------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT
 DATA:(1)
Net sales...............  $1,585,446 $2,238,715 $3,085,851 $5,018,687 $5,956,967
Cost of sales...........   1,427,491  2,036,292  2,827,315  4,676,164  5,633,278
                          ---------- ---------- ---------- ---------- ----------
Gross profit............     157,955    202,423    258,536    342,523    323,689
Selling, general & ad-
 ministrative expenses..     119,682    150,905    187,152    281,796    317,195
Impairment losses.......                                                  51,383
Restructuring charge....                                                   9,333
                          ---------- ---------- ---------- ---------- ----------
Operating income (loss).      38,273     51,518     71,384     60,727    (54,222)
Interest expense........      15,972     15,742     17,810     29,024     37,583
Other expense...........         823      1,299      2,722     11,752     13,885
                          ---------- ---------- ---------- ---------- ----------
Income (loss) before in-
 come taxes.............      21,478     34,477     50,852     19,951   (105,690)
Provision (benefit) for
 income taxes...........      10,652     14,812     20,413      8,341    (21,779)
                          ---------- ---------- ---------- ---------- ----------
Net income (loss).......  $   10,826 $   19,665 $   30,439 $   11,610 $  (83,911)
                          ========== ========== ========== ========== ==========
PER SHARE DATA:
Net income (loss) per
 share..................  $     0.43 $     0.67 $     1.00 $     0.38 $    (2.82)
Weighted average number
 of shares..............      24,897     29,274     30,454     30,389     29,806
BALANCE SHEET DATA:
Working capital.........  $   92,510 $  294,626 $  359,765 $  399,848 $  280,864
Total assets............     508,586    667,313    936,283  1,191,870  1,230,334
Long-term and subordi-
 nated debt.............      25,316    153,433    208,500    357,685    356,271
Total debt..............     164,632    179,124    259,429    395,556    382,395
Stockholders' equity....     125,537    198,882    223,857    236,164    154,466

- --------
(1) Merisel's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel has described year ends presented as if the year ended on December 31. Except for 1992, all fiscal years presented were 52 weeks in duration. On January 31, 1994, the Company acquired the Franchise and Aggregation Business in a transaction accounted for as a purchase. The selected financial data set forth above includes that of Merisel prior to the acquisition of the Franchise and Aggregation Business and that of the combined entities subsequent to the acquisition of the Franchise and Aggregation Business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company was founded in 1980 and has grown both through internal growth and acquisitions of other computer products distributors and an aggregator. By 1989, the Company had achieved annual revenues of $629.4 million, principally through internal expansion. In April 1990, the Company acquired Microamerica, Inc. ("Microamerica"), another worldwide distributor of microcomputer products, with net sales of approximately $526 million for the year ended December 31, 1989. In the years following the Microamerica acquisition, the Company's revenues increased from $3.1 billion in 1993 to $5.0 billion in 1994, partly reflecting substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for distribution of their products. In addition, on January 31, 1994, the Company completed the acquisition of certain assets of the Franchise and Aggregation Business from Vanstar Corporation, which resulted in an additional $1.1 billion in revenue in both 1994 and 1995. See "Business--The Franchise Business and Aggregation Business" and "--The Franchise and Aggregation Business." In 1995, the Company's revenues increased to $6.0 billion, due to sales growth in existing distribution operations resulting from continued growth in the overall market for hardware and software products and an increase in the number of products certain vendors are selling through distribution. The Company's net income as a percentage of sales, or net margin, declined from 1.0% and 0.2% for 1993 and 1994, respectively, to a loss of 1.4% for 1995, primarily due to certain adjustments recorded in the fourth quarter of 1995. See "--Fourth Quarter Adjustments". Prior to these adjustments, the Company's net loss as a percentage of sales for 1995 was 0.2%. This was primarily a result of declining gross profit margins resulting from continued competitive price pressures, an increase in selling, general and administrative expenses associated with the Company's increase in net sales, an increase in interest expense and asset securitization fees resulting from higher borrowing levels to finance the Company's higher sales levels and investments in warehouse facilities and computer systems.

  The Company anticipates that it will continue to face intense price competition. In addition, the Company's Franchise and Aggregation Business generates lower gross margins than the Company's core distribution business. In 1994 and 1995, the gross margin as a percentage of sales for the Franchise and Aggregation Business was 4.7% and 3.8%, respectively, compared to 7.4% and 5.8% of net sales, respectively, for the core distribution business. However, the Franchise and Aggregation Business has lower selling, general and administrative expenses as a percentage of sales than the Company's existing wholesale distribution business. In 1994 and 1995, the Franchise and Aggregation Business' selling, general and administration expenses were 3.7% and 3.4% of net sales, compared to 6.2% and 5.8% of net sales, respectively, for the Company's core distribution business. See "--The Franchise and Aggregation Business." Management has undertaken various steps to reduce selling, general and administrative expenses as a percentage of sales, through, among other things, the establishment of business process reengineering teams in the United States which are developing improvements to existing practices. No assurance can be given as to whether such reductions will, in fact, occur or as to the actual amount of any such reductions. In addition, the Company has determined to delay implementation of certain computer systems pursuant to its 1996 business plan in order to maximize cash flow.

  In 1995, in an attempt to address competitive pressures, the Company assessed its cost structure and adopted a restructuring plan. In the first and second quarters of 1995, the Company recorded an aggregate restructuring charge of $9.3 million. This restructuring charge primarily included reductions in the number of employees and the consolidation of warehouse facilities. To the extent gross margins continue to decline and the Company is not successful in sufficiently reducing selling, general and administrative expenses as a percentage of sales, the Company will continue to experience a negative impact on its operating income.

FOURTH QUARTER ADJUSTMENTS

  In the fourth quarter of 1995, the Company recorded several large adjustments which reduced operating income by $89.4 million. Approximately $25.8 million of the charge resulted from adjustments to trade accounts payable balances. An additional $8.2 million charge was taken due to changes made in estimates to certain asset and liability values. In the course of its business, Merisel reconciles its accounts payable balances to statements provided by its vendors. The accounts payable charge taken in the fourth quarter is related to adjustments for price protection, returns to vendors by Merisel and inventory receipt related issues, such as short-shipments, identified through the reconciliation process. In order to minimize further supplier account reconciliation losses, in February 1996 Merisel began implementing processes and procedures to address current system deficiencies and has engaged the assistance of outside consultants to assist in this process. Management has committed additional resources to assist in collecting a part of the charge that may be determined to be recoverable.

  The Company's European Distribution Center experienced system software start-up problems which created substantial shipping and receiving errors, and resulted in an additional charge of $1.5 million in the fourth quarter. Another $2.5 million charge was taken to expense start-up costs.

  In addition, the Company determined that portions of the carrying values of certain of its long-lived assets and identifiable intangibles will not be recovered from their use in future operations. Accordingly, these assets were written down to their fair values as of December 31, 1995, requiring the recognition of impairment losses totaling $51.4 million. An adjustment was recorded related to the impairment of intangible assets associated with the Company's ComputerLand franchise business due to declining sales growth, margins and earnings, and the resulting negative trend in projected cash flows. ComputerLand's assets were acquired in January 1994 and included intangibles with a net book value of $56.6 million at December 31, 1995 prior to write down. Fair value of the ComputerLand long-lived assets was measured by discounting expected future cash flows, which resulted in a required write down of $30 million.

  The Company is in the process of converting its North American operations to new computer systems. The Company began designing the systems in early 1993 and converted its Canadian operations to the new system in August 1995. The Company has delayed installation of these systems in the United States beyond 1996. Accumulated expenditures incurred to develop these systems have been significantly in excess of amounts originally expected. Therefore, given the cost overruns, the Company's experience in Canada, and the decision to delay United States installation beyond 1996, it was determined that the value of these assets had been impaired. Total capitalized costs of these systems totaled $44.6 million at December 31, 1995. A write down of $19.5 million was recorded to adjust capitalized development costs to $25.1 million. This amount approximates the original budget for the project and represents the Company's estimate of the fair value of these assets at December 31, 1995. See Note 3 to Consolidated Financial Statements.

  In March 1996, the Company sold its interest in its wholly owned Australian subsidiary, Merisel Australia Pty Ltd. to Tech Pacific Holdings Ltd. Under the terms of the agreement, the Company received consideration of $9.9 million in the form of repayment of certain intercompany debt obligations. The Company recognized a $1.9 million charge as an impairment loss for the writedown of the Australian net assets to their net realizable value. These net assets, after write down, totaled $9.9 million and were classified in the December 31, 1995 consolidated balance sheet as other current assets. The sale was made in order to better position the Company to achieve its strategic growth objectives, by abandoning its planned expansion into Asia and at the same time disposing of an unprofitable business. Prior to the $1.9 million charge, the Australian subsidiary reported a loss of $6.1 million for 1995.

  Adjustments totaling $7.8 million were booked in the fourth quarter of 1994, primarily due to changes made in estimates to certain asset and liability values.

RESULTS OF OPERATIONS

  For the periods indicated, the following table sets forth selected items from the Company's Consolidated Statements of Operations, expressed as a percentage of net sales:

                                                           PERCENTAGE OF NET
                                                                 SALES
                                                           -------------------
                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                           -------------------
                                                           1993   1994   1995
                                                           -----  -----  -----
Net sales................................................. 100.0% 100.0% 100.0%
Cost of sales.............................................  91.6   93.2   94.6
                                                           -----  -----  -----
Gross profit..............................................   8.4    6.8    5.4
Selling, general and administrative expenses..............   6.1    5.6    5.3
Impairment losses.........................................                 0.9
Restructuring charge......................................                 0.1
                                                           -----  -----  -----
Operating income (loss)...................................   2.3    1.2   (0.9)
Interest expense..........................................   0.6    0.6    0.6
Other expense.............................................   0.1    0.2    0.3
                                                           -----  -----  -----
Income (loss) before income taxes.........................   1.6    0.4   (1.8)
Provision (benefit) for income taxes......................   0.6    0.2   (0.4)
                                                           -----  -----  -----
Net income (loss).........................................   1.0%   0.2%  (1.4)%
                                                           =====  =====  =====

 YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  The Company's net sales increased 19% to $6.0 billion in 1995 from $5.0 billion in 1994. The increase in net sales was primarily due to growth in existing distribution operations in all geographic regions resulting from the growth of the overall market for hardware and software products and an increase in the number of products certain vendors are selling through distribution.

  Geographically, the Company's 1995 net sales were as follows: United States, $4.0 billion, or 67%; Canada, $573 million, or 10%; Europe, $1.1 billion, or 18%; and other international markets, $337 million, or 5%. From 1994 to 1995, these geographic regions experienced sales growth rates of 17%, 11%, 34% and 10%, respectively. For additional information on the Company's operating results by geographic region, see Note 12 to Consolidated Financial Statements.

  The Company's sales of hardware and accessories, including the Franchise and Aggregation Business, accounted for 75% of net sales, and software accounted for 25% of net sales in 1994 and 1995.

  Gross profit decreased 5.5% from $342.5 million in 1994 to $323.7 million in 1995. Gross profit as a percentage of sales, or gross margin, decreased from 6.8% in 1994 to 5.4% in 1995. In 1994, the gross margins as a percentage of sales for the Franchise and Aggregation Business and the Company's core distribution business were 4.7% and 7.4%, respectively, compared to 3.8% and 5.8%, respectively in 1995. The Company's core distribution business continued to experience competitive pressures on pricing worldwide. In addition, the decrease in the Franchise and Aggregation Business gross margin was the result of intense price competition and the effect of a revised pricing structure offered to new and existing franchisees to address this competition. The Company anticipates that it will continue to experience intense price competition. In addition, a portion of the fourth quarter adjustments were charged to cost of sales, further contributing to the decrease in gross profit.

  Selling, general and administrative expenses ("SG&A") increased 13% from $281.8 million in 1994 to $317.2 million in 1995. SG&A decreased as a percentage of net sales from 5.6% in 1994 to 5.3% in 1995. In 1994, the SG&A as a percentage of sales for the Franchise and Aggregation Business and the Company's core distribution business were 3.7% and 6.2%, respectively, compared to 3.4% and 5.8%, respectively, in 1995. The increase in SG&A is primarily due to costs associated with the Company's 19% increase in net sales and higher SG&A costs in Europe primarily due to the start-up costs associated with the opening of the EDC. In addition, a portion of the fourth quarter adjustments were charged to SG&A, further contributing to the increase. The decrease in SG&A as a percentage of sales for the Franchise and Aggregation Business resulted from decreases in net marketing and promotion expense and in the distribution fee incurred under the existing Distribution and Services Agreement with Vanstar. The Company's number of full-time equivalent employees increased from 3,072 at December 31, 1994 to 3,263 at December 31, 1995.

  Operating income decreased from $60.7 million in 1994 to a loss of $54.2 million in 1995. Operating income (loss) as a percentage of net sales was 1.2% in 1994 and (0.9)% in 1995. This was primarily due to adjustments recorded by the Company that reduced operating income by $89.4 million. See "--Fourth Quarter Adjustments." Prior to these adjustments, the Company's operating income in 1995 was $35.2 million, or 0.6% of net sales. Operating income as a percentage of net sales for the Company's United States distribution business declined as a result of lower gross margins and an increase in operating expenses. The Company's European operations experienced net operating losses in 1995 as a result of continued competitive pressure on margins, increased operating expenses and the start-up costs associated with the opening of the EDC.

  Interest expense increased 29.5% to $37.6 million in 1995 from $29.0 million in 1994, but remained level as a percentage of sales at 0.6%. The dollar increase in interest expense is primarily attributable to the Company's higher average borrowings in 1995, reflecting the need to finance the Company's higher sales levels and, to a lesser extent, an increase in interest rates.

  Other expense increased to $13.9 million in 1995 from $11.8 million in 1994. The increase in other expense in 1995 primarily relates to an increase of $3.0 million in fees incurred in connection with accounts receivable securitizations.

  Provision for income taxes decreased to a benefit of $(21.8) million in 1995 from a provision of $8.3 million in 1994, reflecting the Company's loss position in 1995. The Company's effective tax rate was a benefit of (20.6)% in 1995 compared to provision of 41.8% in 1994. The decrease in the effective rate was principally the result of an increase in the valuation allowance related to United States deferred tax assets.

  Net income decreased from $11.6 million in 1994 to a net loss of $83.9 million in 1995. Net income per share decreased from $0.38 in 1994 to a loss of $2.82 in 1995. In the fourth quarter of 1995, the Company recorded a loss of $77.3 million compared to a loss of $2.5 million in the fourth quarter of 1994.

 YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

  The Company's net sales increased 63% (28% excluding the Franchise and Aggregation Business), to $5.0 billion in 1994 from $3.1 billion in 1993. The increase in net sales was due to the impact of the ComputerLand Acquisition, the growth of the overall market for hardware and software products, as well as an increase in the number of vendors and products the Company is authorized to sell in various geographic markets. The Company also increased its market share of certain vendor products in various geographic markets. Net sales for the Franchise and Aggregation Business for the 11 months ended December 31, 1994 were $1.1 billion or 21% of consolidated net sales for the year ended December 31, 1994.

  Geographically, the Company's 1994 net sales were as follows: United States, $3.4 billion, or 68%; Canada, $517 million, or 10%; Europe, $784 million, or 16%; and other international markets, $305 million, or 6%. From 1993 to 1994, these geographic regions experienced sales growth rates of 75%, (21% without the Franchise and Aggregation Business), 31%, 47% and 47%, respectively. For additional information on the Company's operating results by geographic region, see Note 12 to Consolidated Financial Statements.

  The Company's sales of hardware and accessories, including the Franchise and Aggregation Business, accounted for 75% of net sales, and software accounted for 25% of net sales in 1994, as compared to 60% and 40%, respectively, in 1993. The Company's hardware and accessories, excluding the Franchise and Aggregation Business, accounted for 69% of net sales and software accounted for 31% of net sales in 1994. The increase in hardware sales was due to the Company obtaining additional rights to distribute hardware products throughout the world from various vendors and that the Franchise and Aggregation Business' revenues are predominantly hardware-related. The decrease in software sales as a percentage of net sales was also partially the result of lower prices on software products sold in the United States.

  Gross profit increased 32.5% to $342.5 million in 1994 from $258.5 million in 1993. Gross profit as a percentage of sales, or gross margin, decreased to 6.8%, from 8.4% in 1993. In 1994, the Franchise and Aggregation Business' gross margin was 4.7% of net sales, compared to 7.4% of net sales for the Company's core distribution business. The decrease in gross margin was principally attributable to competitive pressures on pricing worldwide and the effect of the ComputerLand Acquisition. The Franchise and Aggregation Business operating expenses as a percentage of sales, however, were lower than those of the Company's wholesale distribution business, which helped offset its lower gross margins. See "--The Franchise and Aggregation Business."

  Selling, general and administrative expenses increased 50.6% to $281.8 million in 1994 from $187.2 million in 1993. SG&A decreased as a percentage of net sales from 6.1% in 1993 to 5.6% in 1994. In 1994, the Franchise and Aggregation Business' SG&A was 3.7% of net sales, compared to 6.2% of net sales for the core distribution business. The absolute dollar increase in SG&A is primarily due to costs associated with the Company's 63% increase in net sales and higher SG&A costs in Europe due to the costs associated with the Company's implementation of its long-term strategy to centralize its European operations. The decrease in SG&A as a percentage of net sales was due to the Franchise and Aggregation Business' lower operating expenses as a percentage of sales compared to those of Merisel's core distribution business. The Company's number of full-time equivalent employees increased from 2,502 at December 31, 1993 to 3,072 at December 31, 1994.

  Operating income decreased 14.9% from $71.4 million in 1993 to $60.7 million in 1994. Operating income as a percentage of net sales was 2.3% in 1993 and 1.2% in 1994. Operating income as a percentage of net sales for the Company's United States distribution business declined as a result of lower gross margins and an increase in operating expenses. The Company's European operations experienced net operating losses in 1994 as a result of continued competitive pressure on margins, increased operating expenses and the costs associated with the implementation of the Company's long-term strategy to centralize European operations. In the fourth quarter of 1994, the Company recorded certain items which reduced operating income by approximately $7.8 million. These items related primarily to changes made in estimates to certain asset and liability values. In addition, the Franchise and Aggregation Business generates lower operating income as a percentage of net sales than the Company's wholesale distribution business, which has the effect of lowering overall consolidated operating income as a percentage of net sales.

  Interest expense increased 63.0% to $29.0 million in 1994 from $17.8 million in 1993, but remained level as a percentage of sales at 0.6%. The dollar increase in interest expense is primarily attributable to the Company's higher average borrowings in 1994, reflecting the need to finance the acquisition of the Franchise and Aggregation Business and the Company's higher sales levels and, to a lesser extent, an increase in interest rates.

  Other expense increased to $11.8 million in 1994 from $2.7 million in 1993. The increase in other expense in 1994 primarily relates to an increase of $6.5 million in fees incurred in connection with accounts receivable securitizations and an increase in the amortization of financing fees of $1.2 million primarily related to the acquisition of the Franchise and Aggregation Business. See "--Liquidity and Capital Resources." In addition, other expenses includes foreign currency losses of $1.4 million, primarily due to the devaluation of the Mexican Peso.

  Provision for income taxes decreased to $8.3 million in 1994 from $20.4 in 1993, reflecting the Company's 60.8% decrease in income before income taxes. The Company's effective tax rate was 41.8% in 1994 compared to 40.1% in 1993. This increase was principally the result of certain of the Company's subsidiaries that derived no tax benefit from such losses under local tax laws.

  Net income decreased 61.9% to $11.6 million in 1994 from $30.4 million in 1993, while net income per share decreased to $0.38 from $1.00. In the fourth quarter of 1994, the Company recorded a loss of $2.5 million compared to net income of $11.9 million in the fourth quarter of 1993. In response to the 1994 operating results and fourth quarter loss, the Company assessed its current cost structure and anticipated incurring a restructuring charge of approximately $10 million in the first quarter of 1995. This plan resulted in a restructuring charge of $9.3 million. This restructuring charge primarily included reductions in the number of employees and the consolidation of warehouse facilities.

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

  Additionally, the Company's net sales in the fourth quarter have been higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday period purchases. As a result of this pattern the Company's cash requirements in the fourth quarter have typically been greater. See "--Liquidity and Capital Resources." For a tabular presentation of certain quarterly financial data with respect to 1994 and 1995, see Note 13 to Consolidated Financial Statements.

THE FRANCHISE AND AGGREGATION BUSINESS

  As a result of the ComputerLand Acquisition, Merisel, through the ComputerLand franchise business and Datago aggregation business, now operates as a master reseller of computer systems and related products from the major microcomputer manufacturers to a network of approximately 734 independently-owned computer products resellers, including ComputerLand franchisees and affiliated resellers purchasing through the Datago program. See "Business--The Franchise Business and Aggregation Business."

  The Company acquired the Franchise and Aggregation Business on January 31, 1994. For the eleven months ended December 31, 1994 and the year ended December 31, 1995, the Franchise and Aggregation Business generated net sales for both periods of $1.1 billion, gross profit of $49.1 million and $43.4 million, and income (loss) from operations of $10.3 million and $(28.1) million respectively. The 1995 operating loss includes a $30 million write down of intangible assets related to the ComputerLand franchise operations. See "Business--The Franchise Business and Aggregation Business." Before this write down, income from operations was $4.9 million in 1995. This write down was reported as an impairment loss in the 1995 income statement. Gross margin and SG&A as a percentage of net sales were 4.7% and 3.7% in 1994, and 3.8% and 3.4% in 1995, respectively, reflecting the lower margins and lower SG&A incurred in the master reseller, or aggregator, business as compared to the Company's core distribution business. The Franchise and Aggregation Business' operating margin as a percentage of net revenues for 1995 was (2.2)%. The Company anticipates downward pressure on gross margins as a result of intense price competition and the effect of revised pricing structure offered to new and existing franchisees. See "Business--The Franchise Business and Aggregation Business."

  For the eleven months ended December 31, 1994 and the year ended December 31, 1995, approximately 80% of the Franchise and Aggregation Business' revenues were generated from the sale of products from four manufacturers:
Apple, Compaq, Hewlett-Packard and IBM. The loss of any one of these four manufacturers, or a change in the way any of these manufacturers markets, prices or distributes its products, could have a material adverse effect on the Franchise and Aggregation Business' operating and financial results. In 1995, a change by one of these manufacturers has allowed certain of the Company's larger customers to purchase product directly from this manufacturer. Specifically, to the extent that one of the leading four manufacturers changes its current system of limiting authorization to sell its products to master resellers, the Franchise and Aggregation Business' sales levels would be adversely affected. The Company believes, however, that its distribution business may benefit from such changes.

  All of the Franchise and Aggregation Business franchisees are electronically linked for the purpose of order placement and other communications, reducing the need for sales representatives and support personnel in comparison to the Company's existing business. In addition, over 75% of the Franchise and Aggregation Business customers currently finance their orders through "floor plan" financing companies or pay on a C.O.D. basis, reducing the need for credit and collection personnel and reducing financing costs because of improved cash flow.

  As a result of the foregoing as well as other factors, master resellers such as the Franchise and Aggregation Business tend to generate both lower gross margins and lower operating expenses as a percentage of sales than those generated by the Company in its existing distribution business.

  Competition among master resellers is intense (see "Business--Competition"), and the Franchise and Aggregation Business may experience downward pressure on its gross margins due to competitive pricing decisions. Under a Services Agreement with Vanstar, Vanstar extended credit to the Company, and performs a significant portion of the Franchise and Aggregation Business distribution functions for a contractually agreed-upon fee through April 30, 1997. As a result of this outsourcing arrangement, the Franchise and Aggregation Business does not directly control the costs of those distribution functions, and therefore will be limited in its ability to lower its costs in response to a lower gross margin environment during the term of the Services Agreement. Due to this limitation, the Services Agreement provides that the service fee, as a percentage of sales volume, decreases if the Franchise and Aggregation Business sales volume increases over a specified amount. Notwithstanding this contractual provision, a material decline in the Franchise and Aggregation Business gross margin could have a material adverse effect on the Company's results of operations.

  Over 75% of the Franchise and Aggregation Business sales currently are financed on behalf of its customers by floor plan financing companies. The Franchise and Aggregation Business typically receives payment from these financing companies within three business days from the date of sale, resulting in reduced cash requirements for the Franchise and Aggregation Business as compared to the Company's existing wholesale distribution business. This floor plan financing is typically subsidized for the Franchise and Aggregation Business customers by its manufacturers. Any material change in the availability or the terms of financing offered by such financing companies or in the subsidies provided by manufacturers could require the Franchise and Aggregation Business to provide such financing to its customers, thereby substantially increasing the working capital necessary to operate its business.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its growth and cash needs primarily through borrowing, securitizations of its trade receivables and the public and private sales of its securities.

  Net cash used for operating activities in 1995 was $62.4 million, as compared to net cash used for operating activities of $82.4 million in 1994. Sources of cash from operating activities consisted of $98.8 million increase in accounts payable and $23.9 million increase in accrued liabilities. The primary uses of cash in 1995 were a net loss of $83.9 million and increases in inventories and accounts receivable of $43.5 million and $103.6 million, respectively. The increases in inventories and accounts receivable were primarily related to the Company's higher sales volumes, especially in December 1995. The increase in accounts payable was due to increased purchasing associated with the higher sales volumes.

  Net cash used for investing activities in 1995 was $49.1 million, consisting of property and equipment expenditures. The expenditures for property and equipment were primarily for the upgrading of the Company's computer systems, expenditures for a new warehouse management system and the upgrading of existing facilities and leasehold improvements. The Company presently anticipates that its capital expenditures for 1996 will be approximately $13 million, consisting of costs of upgrading and modifying the new computer system and the new warehouse management systems in North America, development of new computer systems for the Company's European operations, and purchase of warehouse and other equipment in North America, Europe and Latin America. In addition, the Company has deferred non-essential capital expenditures to maximize its cash flow in 1996. See "Business--Operations and Distribution" and "Business--International Operations." The Company intends to finance its anticipated capital expenditures with funds from existing operations.

  Net cash provided by financing activities in 1995 was $108.3 million, comprised principally of proceeds from the sale of an interest in the Company's trade accounts receivable of $125.3 million, partially offset by net repayments under domestic revolving lines of credit of $7.7 million, and net repayments under local subsidiaries' lines of credit of $10.0 million.

  The Company's wholly owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells trade receivable to its wholly owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). For the first three quarters of 1995, pursuant to a trade receivables purchase and sales agreement with a securitization company, Merisel Capital Funding sold these receivables to a syndicate of purchasers who purchased on an ongoing basis up to $150 million of an undivided interest in such receivables. Effective October 2, 1995, Merisel Capital Funding entered into a new receivables purchase and servicing agreement with a securitization company to replace the existing facility. In accordance with this agreement, Merisel Capital Funding sells eligible receivables to an investor on an ongoing basis, which yields proceeds of up to $300 million (the "U.S. Asset Securitization Facility"). Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which upon its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equityholders. This facility expires in October 2000. Effective October 16, 1995, Merisel U.K. Ltd. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. In accordance with this agreement, Merisel U.K. sells eligible receivables to the securitization company on an ongoing basis, which yield proceeds of up to 25 million pounds sterling. The facility has no fixed expiration date but will expire no earlier than 18 months from the effective date following three to six months prior written notice from the securitization company. Effective December 15, 1995, Merisel Canada Inc. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's Canadian subsidiary. In accordance with this agreement, Merisel Canada sells eligible receivables to the securitization company, which yields proceeds of up to $150 million Canadian dollars. The facility expires December 12, 2000, but is extendable by notice from the securitization company, subject to the Company's approval. Under these securitization facilities, the receivables are sold at face value, with payment of a portion of the purchase price being deferred. Fees paid in connection with such sales are recorded as other expense. As of March 29, 1996, the total amounts outstanding for the United States, United Kingdom, and Canadian securitization facilities were $176 million, $28 million and $73 million, respectively, which were near the maximum amounts that could be borrowed under such facilities at that time, based on the Company's eligible receivables, as defined in the various agreements. However, at March 29, 1996 the Company had cash or cash equivalents on hand in excess of approximately $70,000,000.

  To provide capital for the Company's operating and investing activities, the Company and its subsidiaries maintain a number of credit facilities including a $150 million unsecured revolving bank credit facility expiring on May 31, 1997. At March 29, 1996, $150 million was outstanding under this facility. See
Note 8 to Consolidated Financial Statements. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of December 31, 1995 was $21.6 million.

  At December 31, 1995 the Company and its subsidiaries also had outstanding $125 million of 12 1/2% Senior Notes due December 31, 2004, $100 million of 8.58% senior notes due May 31, 1997 (the "Senior Notes") and $22 million of 11.28% senior subordinated notes (the "Subordinated Notes") repayable in five equal annual installments beginning in March 1996. See Note 8 to Consolidated Financial Statements. On March 10, 1996, the Company repaid the first such installment.

  As a result of the substantial losses incurred by the Company for the fourth quarter and fiscal year ended December 31, 1995, Merisel was required to obtain, and did obtain, amendments with respect to certain covenants under the Revolving Credit Agreement, the purchase agreement related to the Senior Notes, the purchase agreement related to the Subordinated Notes, and the U.S. Asset Securitization Facility. See Note 8 to Consolidated Financial Statements.

  The amendments will enable the Company to operate its business for the remainder of 1996 in compliance with the agreements if the Company achieves its 1996 business plan. See "Business--Business Strategy--1996 Business Plan." If the 1996 business plan is not successfully implemented, the Company may need to obtain additional waivers from its lenders, or other sources of capital through asset sales. While the Company believes it will be able to successfully implement its 1996 business plan, if it can not do so, there can be no assurance that such waivers or alternate sources of capital can be obtained.

  In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar entered into the Services Agreement pursuant to which Vanstar provides significant distribution and other support services to the Franchise and Aggregation Business for a contractually agreed upon fee. Effective July 12, 1995, this agreement was extended until April 30, 1997. Under the terms of the Services Agreement extension, Merisel and Vanstar agreed that (i) the extended credit terms under the Services Agreement would be increased to $31.4 million; and (ii) the terms of the distribution fee would be adjusted. The amount of the extended credit will be reduced by a scheduled amount of $844,000 monthly through October 31, 1996. A final balance of $23.5 million will be payable in four scheduled payments between May 15, 1997 and July 31, 1997. If an inventory reduction plan is agreed upon between the two parties, then the $23.5 million may decrease on an accelerated basis. In addition, on February 2, 1996 the Company paid Vanstar $13.4 million, which consisted of a negotiated settlement of the Company's earn out obligation under the original purchase agreement related to the ComputerLand acquisition of $14.6 million, net of rebates of $1.2 million. See Note 4 to Consolidated Financial Statements.

  In light of the Company's current business plan to maximize its cash flow during fiscal 1996, management does not expect, nor does the business plan assume, that the Company will return to profitability until the fourth quarter of 1996. The Company's amended debt agreements with the lenders under the Revolving Credit Agreement, Senior Notes and Subordinated Notes require principal payments of approximately $35 million in the remainder of 1996 and $220 million in 1997, based on the amounts outstanding at March 29, 1996. Assuming successful implementation of the existing business plan, and that the Company does not experience any significant changes to payment terms or product availability from its key vendors, the Company believes it can satisfy its amortization requirements in 1996 without additional financing or asset sales or debt restructuring. However, in light of the significant principal payments required in 1997, as well as other obligations described herein, the Company will not be able to finance its operations or amortize its debt in 1997 without engaging in significant asset sales, refinancing its borrowings, obtaining new sources of financing, or some combination thereof. While the Company believes it will be able to successfully implement its 1996 business plan and implement one or more of the foregoing strategies which will enable it to meet its obligations in 1997, there can be no assurance that it will be able to do so.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEPENDENT AUDITORS' REPORT

Merisel, Inc.:

  We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 15, 1996

                         MERISEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1994        1995
                                                        ----------  ----------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................ $    3,533  $    1,378
  Accounts receivable (net of allowances of $25,559 and
   $24,786 at December 31, 1994 and 1995,
   respectively).......................................    451,246     413,057
  Inventories..........................................    517,706     561,230
  Prepaid expenses and other current assets............     13,256      17,919
  Income taxes receivable..............................                 35,116
  Deferred income tax benefit..........................     12,128       6,657
                                                        ----------  ----------
    Total current assets...............................    997,869   1,035,357
PROPERTY AND EQUIPMENT, NET............................     69,511      90,381
COST IN EXCESS OF NET ASSETS ACQUIRED, NET.............    113,115      93,287
OTHER ASSETS...........................................     11,375      11,309
                                                        ----------  ----------
  TOTAL ASSETS......................................... $1,191,870  $1,230,334
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................... $  509,226  $  621,990
  Accrued liabilities..................................     46,502      71,483
  Short-term debt......................................     37,871      21,620
  Long-term debt--current..............................                 35,000
  Subordinated debt--current...........................                  4,400
  Income taxes payable.................................      4,422
                                                        ----------  ----------
    Total current liabilities..........................    598,021     754,493
LONG-TERM DEBT.........................................    335,685     299,271
SUBORDINATED DEBT......................................     22,000      17,600
CAPITALIZED LEASE OBLIGATIONS..........................                  4,504
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 1,000,000
   shares; none issued or outstanding
  Common stock, $.01 par value; authorized 50,000,000
   shares; outstanding 29,716,600 and 29,863,500 at
   December 31, 1994 and 1995, respectively............        297         299
  Additional paid-in capital...........................    141,249     141,938
  Retained earnings....................................    103,122      19,211
  Cumulative translation adjustment....................     (8,504)     (6,982)
                                                        ----------  ----------
    Total stockholders' equity.........................    236,164     154,466
                                                        ----------  ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........... $1,191,870  $1,230,334
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1993       1994       1995
                                               ---------- ---------- ----------
NET SALES....................................  $3,085,851 $5,018,687 $5,956,967
COST OF SALES................................   2,827,315  4,676,164  5,633,278
                                               ---------- ---------- ----------
GROSS PROFIT.................................     258,536    342,523    323,689
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.     187,152    281,796    317,195
IMPAIRMENT LOSSES............................                            51,383
RESTRUCTURING CHARGE.........................                             9,333
                                               ---------- ---------- ----------
OPERATING INCOME (LOSS)......................      71,384     60,727    (54,222)
INTEREST EXPENSE.............................      17,810     29,024     37,583
OTHER EXPENSE................................       2,722     11,752     13,885
                                               ---------- ---------- ----------
INCOME (LOSS) BEFORE INCOME TAXES............      50,852     19,951   (105,690)
PROVISION (BENEFIT) FOR INCOME TAXES.........      20,413      8,341    (21,779)
                                               ---------- ---------- ----------
NET INCOME (LOSS)............................  $   30,439 $   11,610 $  (83,911)
                                               ========== ========== ==========
NET INCOME (LOSS) PER SHARE..................  $     1.00 $     0.38 $    (2.82)
                                               ========== ========== ==========
WEIGHTED AVERAGE NUMBER OF SHARES............      30,454     30,389     29,806
                                               ========== ========== ==========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                           COMMON STOCK    ADDITIONAL           CUMULATIVE
                         -----------------  PAID-IN   RETAINED  TRANSLATION
                           SHARES   AMOUNT  CAPITAL   EARNINGS  ADJUSTMENT   TOTAL
                         ---------- ------ ---------- --------  ----------- --------
BALANCE AT DECEMBER 31,
 1992................... 29,297,200  $293   $139,319  $61,073     $(1,803)  $198,882
 Exercise of stock
  options and other.....    307,100     3      1,456                           1,459
 Cumulative translation
  adjustment............                                           (6,923)    (6,923)
 Net income.............                               30,439                 30,439
                         ----------  ----   --------  -------     -------   --------
BALANCE AT DECEMBER 31,
 1993................... 29,604,300   296    140,775   91,512      (8,726)   223,857
 Exercise of stock
  options and other.....    112,300     1        474                             475
 Cumulative translation
  adjustment............                                              222        222
 Net income.............                               11,610                 11,610
                         ----------  ----   --------  -------     -------   --------
BALANCE AT DECEMBER 31,
 1994................... 29,716,600   297    141,249  103,122      (8,504)   236,164
 Exercise of stock
  options and other.....    146,900     2        689                             691
 Cumulative translation
  adjustment............                                            1,522      1,522
 Net loss...............                              (83,911)               (83,911)
                         ----------  ----   --------  -------     -------   --------
BALANCE AT DECEMBER 31,
 1995................... 29,863,500  $299   $141,938  $19,211     $(6,982)  $154,466
                         ==========  ====   ========  =======     =======   ========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                              1993         1994        1995
                                           -----------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).......................  $    30,439  $    11,610  $ (83,911)
 Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
   Depreciation and amortization.........       10,476       16,101     20,509
   Provision for doubtful accounts.......       17,441       18,851     16,335
   Impairment losses.....................                               51,383
   Deferred income taxes.................       (2,451)      (4,973)     5,471
   Changes in assets and liabilities, net
    of the effects from acquisitions:
     Accounts receivable.................     (194,214)    (152,912)  (103,553)
     Inventories.........................     (142,866)     (75,314)   (43,524)
     Prepaid expenses and other assets...       (6,613)      (6,604)    (8,186)
     Income taxes receivable.............                              (35,116)
     Accounts payable....................      166,296       94,385     98,756
     Accrued liabilities.................       (4,124)      19,690     23,872
     Income taxes payable................          208       (3,275)    (4,422)
                                           -----------  -----------  ---------
      Net cash used for operating
       activities........................     (125,408)     (82,441)   (62,386)
                                           -----------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment......      (24,576)     (40,163)   (49,082)
 Proceeds from sale of property and
  equipment..............................        1,004
 Investments in unconsolidated
  affiliates.............................         (844)
 Acquisitions, net of cash acquired......         (685)     (86,343)
                                           -----------  -----------  ---------
      Net cash used for investing
       activities........................      (25,101)    (126,506)   (49,082)
                                           -----------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving line of
  credit.................................    1,113,967    1,766,300    937,275
 Repayments under revolving line of
  credit.................................   (1,043,900)  (1,742,114)  (944,960)
 Net borrowings (repayments) under
  foreign bank facilities................       10,237      (13,058)    (9,980)
 Borrowings under senior notes...........                   125,000
 Proceeds from sale of accounts
  receivable.............................       75,000       75,000    125,320
 Proceeds from issuance of common stock..        1,459          475        691
                                           -----------  -----------  ---------
      Net cash provided by financing
       activities........................      156,763      211,603    108,346
                                           -----------  -----------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..       (6,373)         863        967
                                           -----------  -----------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.............................         (119)       3,519     (2,155)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD..................................          133           14      3,533
                                           ===========  ===========  =========
CASH AND CASH EQUIVALENTS, END OF PERIOD.  $        14  $     3,533  $   1,378
                                           ===========  ===========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION--
 Cash paid during the year for:
   Interest (net of interest capitalized
    of $1,053 and $3,281 for 1994 and
    1995 respectively)...................  $    20,741  $    21,237  $  27,118
   Income taxes..........................       20,924       11,185     10,747
 Noncash activities:
 Capital lease obligations entered into..                                5,708

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1994 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General--Merisel, Inc. ("Merisel" or the "Company") is a worldwide distributor of microcomputer hardware and software products. In addition, as a result of the ComputerLand Acquisition (see Note 4), the Company, through its wholly-owned subsidiary Merisel FAB, Inc., is a leading aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchisees and Datago resellers. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Liquidity--In 1995, the Company incurred a net loss of $83.9 million and negative cash flows from operating activities of $62.4 million. As a result of the loss in 1995, the Company was required to obtain, and did obtain, amendments or waivers with respect to certain covenants under its senior lending and other agreements. In connection with its negotiations with its lenders, the Company has developed a business plan for the remainder of fiscal 1996 which, if successfully implemented, will allow it to operate without the need for additional sources of financing or any asset sales in 1996, assuming no significant changes in payment terms to or product availability from its vendors. The Company is also continuing to actively explore all of its strategic options with the assistance of a financial advisor. These options include a business combination with, or sale to, a strategic partner who could provide the capital necessary to enable continued growth of the Company, or a sale of significant assets in geographic regions around the world, which would also enable Merisel to fund its remaining operations out of existing cash flow or restructured borrowings. In addition, management has undertaken various steps to enhance profitability, through, among other things, the establishment of business process reengineering teams that are developing improvements to existing practices throughout the Company, particularly in the area of accounts payable management, where the Company has engaged the assistance of outside consultants. The Company also intends to curtail non-essential capital expenditures during 1996 to maximize its cash flow. See Note 8 for information about the Company's long-term obligations and activities to restructure the debt.

  Risks and Uncertainties--The Company is a leader in the distribution of microcomputer hardware and software products, offering both full-line distribution and aggregation capabilities. At December 31, 1995, approximately 40 percent of the company's identifiable assets were located outside the United States, primarily in the major economically developed countries of Europe. Additional geographic information on the company's assets can be found in Note
12. The diversity and breadth of the company's product and services offerings, customers, and geographic operations mitigate significantly the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition, or composition of its markets. Although Merisel regularly stocks products and accessories supplied by more than 500 manufacturers, 63% of the Company's net sales in 1995 (as compared to 56% in 1994 and 45% in 1993) were derived from products supplied by Merisel's ten largest manufacturers.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, inventory, accounts payable, sales returns and recoverability of long-term assets.

  New Accounting Pronouncements--The Company has not adopted the recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") which

                         MERISEL, INC. AND SUBSIDIARIES
is required to be adopted in the first quarter of 1996. The Company currently records compensation based on the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," as allowed by SFAS 123. The Company expects to implement in 1996 the disclosure only provisions, as permitted by SFAS 123. In 1995, the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain intangibles that are either held and used or to be disposed. The Company was generally in conformance with this standard prior to adoption.

  Revenue Recognition, Returns and Sales Incentives--The Company recognizes revenue from hardware and software sales as products are shipped. The Company, subject to certain limitations, permits its customers to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs which, among others, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's manufacturers. The allowances for sales returns and costs of customer incentive programs are accrued concurrently with the recognition of revenue.

  In connection with its ComputerLand franchising operations, the Company collects initial franchise fees, "cost plus" markups and royalties. Initial franchise fees, which were not material in 1994 or 1995, are recognized as income when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied. "Cost plus" markups, which range from 1.95% to 3.10%, are charged to franchisees for products purchased from ComputerLand. These markups, as well as royalties, which range from 0.5% to 5.0% of franchise sales are recognized as such sales occur. Royalty revenues were $19.2 million and $10.5 million in 1994 and 1995 respectively. Franchise agreements range from 1 to 10 years in length.

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

  The Company capitalizes all direct costs incurred in the construction of facilities and the development and installation of new computer and warehouse management systems. Such amounts include the costs of materials and other direct construction costs, purchased computer hardware and software, outside programming and consulting fees, direct employee salaries and interest (see
Note 3).

  Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired results principally from the acquisition in January 1994 of the Franchise and Aggregation Business and the acquisition in 1990 of Microamerica, Inc. The cost in excess of net assets acquired from Microamerica, Inc. is being amortized over a period of forty years using the straight line method. The cost in excess of net assets acquired from the Franchise and Aggregation Business is being amortized over an aggregate period of 25 years (see Note 3). Accumulated amortization was $7,405,000 and $12,186,000 at December 31, 1994 and 1995
respectively.

                         MERISEL, INC. AND SUBSIDIARIES

  The Company reviews the recoverability of intangible assets to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of intangible assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and fair value of the assets (see Note 3).

  Income Taxes--Deferred income taxes represent the amounts which will be paid or received in future periods based on the tax rates that are expected to be in effect when the temporary differences are scheduled to reverse.

  At December 31, 1994 and 1995, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes was approximately $16 million and $7 million, respectively, representing primarily earnings in the Company's Canadian subsidiary. The Company intends to invest the undistributed earnings of its foreign subsidiaries indefinitely.

  Concentration of Credit Risks--Financial instruments which subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign currency exchange contracts. Concentration of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, and in certain locations maintains credit insurance. The Company diversifies its credit risk with respect to forward foreign exchange contracts due to the number of institutions with which it enters into contracts. The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.

  Fair Values of Financial Instruments--The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. The estimated fair value of long-term debt including current maturities, based on reference to quoted market prices, was less than the carrying value by approximately $6,900,000 and $32,300,000 as of December 31, 1994 and 1995,
respectively.

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

  Foreign Exchange Instruments--The Company's use of derivatives is limited to the purchase of foreign exchange contracts, which are used to minimize foreign exchange transaction gains and losses. The Company purchases forward dollar contracts to hedge short-term advances to its foreign subsidiaries and to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. The Company's foreign exchange rate contracts minimize the Company's exposure to exchange rate movement risk, as any gains or losses on these contracts are offset by gains and losses on the transactions being hedged. The foreign exchange contracts have varying maturities through April 23, 1996. At December 31, 1994 and 1995, the Company had approximately $110 million and $131 million of foreign exchange contracts outstanding, the carrying value of which does not differ significantly from their fair value. In 1993 there was a net foreign currency gain of $283,000, and net foreign currency losses of $1,422,000 and $806,000 in 1994 and 1995 respectively. The 1994 loss was primarily due to the devaluation of the Mexican Peso. Further declines in value of the Mexican Peso against the United States dollar contributed $383,000 to the loss in 1995, with the balance made up of losses from transactions in other foreign currencies. These amounts are recorded as other expense.

                         MERISEL, INC. AND SUBSIDIARIES

  Net Income (Loss) per Share--Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents (common stock options) outstanding during the related period, unless such inclusion is antidilutive. The weighted average number of shares includes shares issuable upon the assumed exercise of stock options less the number of shares assumed purchased with the proceeds available from such exercise.

  Fiscal Periods--The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to March 31, June 30, September 30 and December 31. For clarity of presentation, the Company has described year-ends presented as if the years ended on December 31 and quarter-ends presented as if the quarters ended on March 31, June 30, September 30 and December 31. The 1993, 1994 and 1995 fiscal years were 52 weeks in duration. All quarters presented for 1994 and 1995 were 13 weeks in duration.

2. RESTRUCTURING CHARGE

  During the first and second quarters of 1995, the Company recorded aggregate charges of $9,333,000 associated with resizing and restructuring several of the Company's operations. This amount consists of $4,578,000 of severance charges for the involuntary termination of approximately 240 employees, $2,830,000 for warehouse closures in North America and $1,925,000 for the consolidation of certain warehouses in Europe. As of December 31, 1995, $4,543,000 of this amount remained in accrued liabilities.

3. IMPAIRMENT LOSSES

  In the fourth quarter of 1995, the Company determined that a portion of the carrying values certain of its long-lived assets and identifiable intangibles will not be recovered from their use in future operations. Accordingly, these assets were written down to their fair values as of December 31, 1995. An impairment was recognized in the long-lived assets of the ComputerLand franchise operations, due to declining sales growth, margins, and earnings, and the resulting negative trend in projected cash flows. The long-lived assets of ComputerLand's franchise operations were acquired in January 1994 (see Note 4) and included intangibles with a net book value of $56.6 million at December 31, 1995 prior to the write down. Fair value to the ComputerLand long-lived assets was measured by discounting expected future cash flows, which resulted in a required write down of $30 million.

  The Company is in the process of converting its North American operations to new computer operating systems. The Company began designing the systems in early 1993 and converted its Canadian operations to the new system in August 1995. In the early implementation stages, the Canadian conversion produced results below the Company's expectations. In late February 1996, Merisel Canada's operating system had begun to show results closer to the Company's original projection. However, this required substantial additional development efforts and costs in the post-implementation period. Accumulated expenditures incurred to develop these systems have been significantly in excess of the amounts originally expected. In addition, the Company has delayed installation of these systems in the United States beyond 1996. As a result of the cost overruns, the Company's experience in Canada, and the decision to delay United States installation beyond 1996, it was determined that the value of these assets had been impaired. Total capitalized costs of these systems totaled $44.6 million at December 31, 1995. It was determined that a write down of $19.5 million was required to bring capitalized development costs to $25.1 million. This amount approximates the original budget for the project, and represents the Company's estimate of the fair value of these assets at December 31, 1995. The write down was determined by identifying certain cost categories that would be duplicated with future development efforts and which would not provide value to the Company.

                        MERISEL, INC. AND SUBSIDIARIES

  In March 1996, the Company sold its interest in its wholly owned Australian subsidiary, Merisel Australia Pty Ltd. to Tech Pacific Holdings Ltd. Under the terms of the agreement, the Company received consideration of $9.9 million in the form of repayment of certain intercompany debt obligations. The Company recognized a $1.9 million charge as an impairment loss for the writedown of the Australian net assets to their net realizable value. These net assets, after write down, totaled $9.9 million and were classified in the December 31, 1995 consolidated balance sheet as other current assets. The sale was made in order to better position the Company to achieve its strategic growth objectives, by abandoning its planned expansion into Asia and at the same time disposing of an unprofitable business. Prior to the $1.9 million charge, the Australian subsidiary reported a loss of $6.1 million for 1995.

4. ACQUISITIONS

  On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, acquired certain assets of the United States Franchise and Distribution Division (the "F&D Division") of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The Company paid $80.2 million in cash at closing for the acquired assets and $2.1 million of direct acquisition costs. In addition, on February 2, 1996 the Company paid Vanstar $13.4 million, which consisted of a negotiated settlement of the Company's earn out obligation under the original purchase agreement related to the ComputerLand acquisition of $14.6 million, net of rebates of $1.2 million. The acquisition has been accounted for as a purchase. Under the purchase method of accounting, an allocation of the purchase price to the Merisel FAB assets and liabilities is required to reflect fair values. Based on an independent valuation prepared for the Company, $82.3 million of the purchase price and $14.0 million of the additional payment were allocated to intangible assets with an estimated aggregate life of 25 years. A total of $35.4 million was allocated to Datago and $60.9 million to ComputerLand. The ComputerLand portion of these intangible assets was subsequently written down by $30 million in the fourth quarter of 1995 (see Note 3).

  In connection with the ComputerLand acquisition, Merisel FAB entered into a Distribution and Services Agreement (the "Services Agreement") with Vanstar whereby Vanstar provided products and distribution and other support services to Merisel FAB until January 31, 1996. On July 12, 1995 Merisel entered into a non-binding letter of intent with Vanstar to extend the Services Agreement until April 30, 1997. Under the terms of the Services Agreement extension, Merisel and Vanstar agreed that (i) the extended credit terms under the Services Agreement would be increased to $31.4 million; and (ii) the terms of the distribution fee would be adjusted. The amount of the extended credit will be reduced by a scheduled amount of $844,000 monthly through October 31, 1996. A final balance of $23.5 million will be payable in four scheduled payments between May 15, 1997 and July 31, 1997. If an inventory reduction plan is agreed upon between the two parties, then the $23.5 million may decrease on an accelerated basis.


  Following is summarized unaudited pro forma operating results assuming that the Company had acquired the F&D Division on January 1, 1993.

                                                             1993       1994
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Net sales............................................. $4,160,158 $5,120,419
   Income before taxes...................................     56,498     20,289
   Net income............................................     33,826     11,839
   Net income per share..................................       1.11       0.39
   Weighted average shares outstanding...................     30,454     30,389

                        MERISEL, INC. AND SUBSIDIARIES

  In addition, effective August 1994, the Company acquired the remaining 40% minority interest in the Company's Mexican subsidiary for approximately $5.0 million. Pro forma income statement information for this acquisition has not been provided as the financial statement impact is not significant.

5. SALE OF ACCOUNTS RECEIVABLE

  The Company's wholly-owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells trade receivables to its wholly-owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). For the first three quarters of 1995, pursuant to a trade receivables purchase and sale agreement with a securitization company, Merisel Capital Funding sold these receivables to a syndicate of purchasers who purchased on an ongoing basis up to $150 million of an undivided interest in such receivables. Effective October 2, 1995, Merisel Capital Funding entered into a new receivables purchase and servicing agreement with a securitization company to replace the existing facility. In accordance with this agreement, Merisel Capital Funding sells receivables to an investor on an ongoing basis, which yields proceeds of up to $300 million. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which upon its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equityholders. This facility expires in October 2000. Due to the losses incurred in the fourth quarter and year ended December 31, 1995, certain covenants in the receivables purchase and servicing agreement were amended to bring the Company into compliance with such covenants.

  Effective October 16, 1995, Merisel U.K. Ltd. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. In accordance with this agreement, Merisel U.K. sells receivables to the securitization company on an ongoing basis, which yields proceeds of up to 25 million pounds sterling. The facility has no fixed expiration date but will expire no earlier than 18 months from the effective date following three to six months prior written notice from the securitization company. Effective December 15, 1995, Merisel Canada Inc. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's Canadian subsidiary. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150 million Canadian dollars. The facility expires December 12, 2000, but is extendable by notice from the securitization company, subject to the Company's approval.

  Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 1995 the total amount outstanding under these facilities was $275 million. Fees incurred in connection with the sale of accounts receivable for the years ended December 31, 1994 and 1995 were $7,151,000 and $10,291,000, respectively, and are recorded as other expense.

                         MERISEL, INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following (in thousands):

                                                   ESTIMATED   DECEMBER 31,
                                                  USEFUL LIFE ----------------
                                                  (IN YEARS)   1994     1995
                                                  ----------- -------  -------
   Land and building.............................     20      $   433  $13,558
   Equipment.....................................   3 to 7     47,947   76,918
   Furniture and fixtures........................   3 to 5      9,701   13,777
   Leasehold improvements........................   3 to 20    12,546   15,963
   Construction in progress......................              37,511   21,365
                                                              -------  -------
   Total.........................................             108,138  141,581
   Less accumulated depreciation and amortiza-
    tion.........................................             (38,627) (51,200)
                                                              -------  -------
   Property and equipment, net...................             $69,511  $90,381
                                                              =======  =======

7. INCOME TAXES

  The components of income (loss) before income taxes consisted of the following (in thousands):

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                     --------------------------
                                                      1993    1994      1995
                                                     ------- -------  ---------
   Domestic......................................... $46,080 $23,430  $ (71,884)
   Foreign..........................................   4,772  (3,479)   (33,806)
                                                     ------- -------  ---------
   Total............................................ $50,852 $19,951  $(105,690)
                                                     ======= =======  =========

  The provision (benefit) for income taxes consisted of the following (in thousands):

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                    --------------------------
                                                     1993     1994      1995
                                                    -------  -------  --------
   Current:
     Federal....................................... $15,552  $10,675  $(24,627)
     State.........................................   3,994    2,429       130
     Foreign.......................................   3,318      210    (2,753)
                                                    -------  -------  --------
     Total Current.................................  22,864   13,314   (27,250)
                                                    -------  -------  --------
   Deferred:
     Domestic......................................  (2,636)  (4,325)    7,120
     Foreign.......................................     185     (648)   (1,649)
                                                    -------  -------  --------
     Total deferred................................  (2,451)  (4,973)    5,471
                                                    -------  -------  --------
     Total provision (benefit)..................... $20,413  $ 8,341  $(21,779)
                                                    =======  =======  ========

                        MERISEL, INC. AND SUBSIDIARIES

  Deferred tax liabilities and assets were comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1994     1995
                                                               -------  -------
   Deferred tax liabilities
     State taxes.............................................  $ 1,143
     Depreciation............................................      564
                                                               -------
       Total.................................................  $ 1,707
                                                               =======
   Deferred tax assets
     Net operating loss of foreign subsidiaries..............  $ 4,400  $ 2,350
     Expense accruals........................................   11,128    9,886
     State taxes.............................................             1,056
     Property and goodwill...................................             3,648
     Other, net..............................................    2,707    1,999
                                                               -------  -------
                                                                18,235   18,939
     Valuation allowances....................................   (4,400) (12,282)
                                                               -------  -------
       Total.................................................  $13,835  $ 6,657
                                                               =======  =======
   Net deferred tax asset....................................  $12,128  $ 6,657
                                                               =======  =======

  The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                       -----------------------
                                                        1993    1994    1995
                                                       ------  ------  -------
   Statutory rate....................................    35.0%   35.0%   (35.0)%
   Increase in U.S. valuation allowance..............                      9.3
   State income taxes, less effect of federal deduc-
    tion.............................................     4.1     4.0      0.1
   Foreign income subject to tax at other than statu-
    tory rate........................................     1.0     2.5      3.2
   Goodwill amortization.............................     0.5     1.3      0.4
   Foreign losses with benefits at less than statu-
    tory rate........................................     2.6     6.7      0.1
   Utilization of net operating losses of foreign
    subsidiary.......................................    (3.3)   (5.3)
   Other.............................................     0.2    (2.4)     1.3
                                                       ------  ------  -------
   Effective tax rate................................    40.1%   41.8%   (20.6)%
                                                       ======  ======  =======

8. DEBT

  At December 31, 1995, the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. ("Merisel Europe") had unsecured senior borrowing commitments, which consisted of $100 million of 8.58% senior notes (the "Senior Notes") by Merisel Americas, a $150 million revolving credit agreement (the "Revolving Credit Agreement") by Merisel Americas and Merisel Europe, and a $50 million Canadian dollar unsecured revolving bank credit facility (the "Canadian Revolver") by Merisel Canada. The Senior Notes and the Revolving Credit Agreement, as amended, are due on May 31, 1997, and the Canadian Revolver expired January 4, 1996. At December 31, 1995, there was $100 million outstanding under the Senior Notes, $103 million outstanding under the Revolving Credit Agreement, and no amount outstanding under the Canadian Revolver. Advances under the Revolving Credit Agreement and the Canadian Revolver bear interest at specific rates based upon market reference rates and the Company's performance relative to specific levels of debt to total capitalization. The combined average interest rate for the Revolving Credit Agreement and the Canadian Revolver at December 31,

                        MERISEL, INC. AND SUBSIDIARIES

1995 was approximately 8.50% and 7.25%, respectively. The Company is also required to pay a commitment fee on the unused available funds on the Revolving Credit Agreement. The Revolving Credit Agreement, which was amended in February 1995, the Canadian Revolver agreement, and the Senior Notes agreement each contain various covenants, including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth, and place limitations on the acquisition of assets. The agreements also require the Company or certain of its subsidiaries to maintain certain specified financial ratios, including interest coverage, minimum adjusted tangible net worth, total debt equivalents to adjusted tangible net worth, inventory turnover, minimum accounts payable and minimum accounts payable to inventory. Subsequent to year end, the Revolving Credit Agreement and Senior Notes agreement were amended as a result of the Company's noncompliance with certain covenants.

  Effective October 24, 1994, the Company issued $125 million principal amount of senior notes (the "Notes") due December 31, 2004. The Company used the proceeds from the Notes to repay in full the $65 million borrowed under an unsecured credit agreement with a bank to finance the ComputerLand Acquisition and to repay approximately $55.8 million of indebtedness under the Revolving Credit Agreement. The Notes provide for an interest rate of 12.5% payable semiannually commencing December 31, 1994. The Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Indenture relating to the Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investment, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers.

  At December 31, 1995 Merisel Americas had outstanding an aggregate of $22,000,000 of privately placed subordinated notes. The notes, as amended, provide for interest at the rate of 11.28% per annum and are repayable in five equal annual installments beginning March 1996 of which the first such installment was paid. The subordinated debt agreement contains certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, or sell certain assets and prohibits the payment of dividends. The subordinated debt agreement also requires Merisel or its subsidiaries to maintain specified financial ratios similar in nature to those required by the Senior Notes.

  In addition, the Company and its subsidiaries have various unsecured lines of credit denominated in their local currencies under which as of December 31, 1995 they were able to borrow an aggregate of approximately $34 million, excluding the Canadian Revolver. The Company had borrowings outstanding under such lines of credit of $37.9 million and $21.6 million at December 31, 1994 and 1995, respectively. The weighted average interest rate for such lines of credit at December 31, 1995 was 10%. At December 31, 1995, approximately $130 million of outstanding debt was advanced to foreign subsidiaries.

  Amendments to Financing Arrangements. As a result of the substantial losses incurred by the Company for the fourth quarter and fiscal year ended December 31, 1995, Merisel was required to obtain, and did obtain, amendments or waivers with respect to certain covenants under the Revolving Credit Agreement, the purchase agreement related to the Senior Notes, the purchase agreement related to the Subordinated Notes and the Notes.

  As amended, the Revolving Credit Agreement and the Senior Note Agreement provide that the Company pay a total of $10,000,000 on April 15, 1996, and pay $5,000,000 on each of May 5, 1996, June 5, 1996, July 5, 1996, August 5, 1996,
and September 5, 1996, and a total of $65,000,000 on January 15, 1997. These payments will be shared ratably by the banks under the Revolving Credit Agreement and the holders of the Senior Notes, although to the extent that the Company has not borrowed the full amount available under the Revolving Credit Agreement, the banks' collective commitments under the Revolving Credit Agreement will be reduced by the ratable amounts without any payment by the Company. The applicable annual percentage interest rates under the

                         MERISEL, INC. AND SUBSIDIARIES

Revolving Credit Agreement and the Senior Notes have been increased by one percent. Additionally, certain covenants of the Company under the Revolving Credit Agreement and the Senior Note Agreement have been amended, and each of the Revolving Credit Agreement and the Senior Note Agreement are scheduled to mature on May 31, 1997.

  The Company and the holders of the Subordinated Notes have also amended the Subordinated Note Agreement. As amended, the Subordinated Note Agreement incorporates the new financial covenants contained in the Senior Note Agreement and the Revolving Credit Agreement. Additionally, the Company has agreed that payments of accrued interest that had been scheduled to be made semi-annually will instead be paid quarterly, commencing on September 10, 1996. The Company has also agreed to increase the annual percentage interest rate payable on the principal outstanding under the Subordinated Notes by 0.50%, commencing April 15, 1996.

  In addition, the amendments required a waiver of certain provisions of the Indenture pursuant to which the Notes were issued, which waiver was obtained.

9. CAPITALIZED LEASES

  The Company leases certain warehouse and computer equipment under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the lease.

  Property and equipment includes the following amounts for leases that have been capitalized:

                                                                        1995
                                                                     ----------
      Machinery and equipment....................................... $5,708,000
      Less accumulated depreciation.................................    313,000
                                                                     ----------
        Total....................................................... $5,395,000
                                                                     ==========

  Future minimum payments for capitalized leases were as follows at December 31, 1995:

      1996.......................................................... $1,490,000
      1997..........................................................  1,490,000
      1998..........................................................  1,490,000
      1999..........................................................  1,155,000
      2000..........................................................  1,060,000
                                                                     ----------
      Total minimum lease payments..................................  6,685,000
      Less amount representing interest.............................  1,073,000
                                                                     ----------
      Present value of net minimum lease payments...................  5,612,000
      Less current maturities.......................................  1,108,000
                                                                     ----------
        Long-term obligation........................................ $4,504,000
                                                                     ==========

10. COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities and certain equipment under noncancelable operating leases. Future minimum rental payments, under leases that have initial or remaining noncancelable lease terms in excess of one year are $14,038,000 in 1996, $12,200,000 in 1997, $11,094,000 in 1998, $9,947,000 in
1999, $7,800,000 in 2000 and $20,419,000 thereafter. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 1993, 1994 and 1995 was $12,617,000, $13,447,000 and $14,840,000, respectively.

                        MERISEL, INC. AND SUBSIDIARIES

  In June 1994, the Company and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint on December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. The plaintiffs have appealed the dismissal. The parties' appellate briefing to the Ninth Circuit was completed on November 6, 1995. The Ninth Circuit has not yet set a date for oral argument regarding the appeal.

  The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the Company's financial statements.

11. EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS

  Under the Company's stock option plans, incentive stock options and nonqualified stock options may be granted to employees, directors, and consultants. The plans authorize the issuance of an aggregate of 4,616,200 shares upon exercise of options granted thereunder. The optionees, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the option committee under the stock option plans, though incentive stock options must be granted at prices which are no less than the fair market value of the Company's common stock at the date of grant. Options granted under the plans expire ten years from the date of grant. The following summarizes activity in the plans for the three years ended December 31, 1995:

                                                        OPTION EXERCISE PRICE
                                           NUMBER OF  -------------------------
                                            OPTIONS     PER SHARE      TOTAL
                                           ---------  ------------- -----------
   Outstanding, December 31, 1992......... 1,863,540  $1.11--$11.38 $11,560,000
   Granted................................   327,000   11.75--11.88   3,883,000
   Exercised..............................  (307,100)   1.11--11.38  (1,051,000)
   Canceled...............................   (27,300)   3.00--11.38    (266,000)
                                           ---------                -----------
   Outstanding, December 31, 1993......... 1,856,140    2.00--11.88  14,126,000
   Granted................................   243,500   15.00--19.88   4,492,000
   Exercised..............................  (112,300)   2.00--11.88    (475,000)
   Canceled...............................   (84,715)   2.00--19.88    (953,000)
                                           ---------                -----------
   Outstanding, December 31, 1994......... 1,902,625    2.20--19.88  17,190,000
   Granted................................ 1,680,241     4.58--6.31   9,929,000
   Exercised..............................  (112,422)    2.20--6.25    (336,000)
   Canceled...............................  (279,155)   2.20--19.88  (3,471,000)
                                           ---------                -----------
   Outstanding, December 31, 1995......... 3,191,289                $23,312,000
                                           =========                ===========

  A total of 1,293,100 and 1,462,000 options were excercisable under the stock option plans at December 31, 1994 and 1995, respectively.

                        MERISEL, INC. AND SUBSIDIARIES

  During 1987, the Company's Board of Directors authorized the issuance of 350,000 nonqualified stock options to an officer of the Company for the purchase of common stock at an exercise price of $.01 per share. The options vested over five years from the date of grant and are execrable for a period of up to ten years. The difference between the fair market value of the common stock underlying the nonqualified stock options as of the date of grant and the exercise price, an aggregate of $1,484,000, was amortized as compensation expense over the five-year vesting period. No compensation expense related to these stock options was recognized in 1993, 1994 or 1995. As of December 31, 1995, 150,000 options remained outstanding.

  The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least one year of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $443,000, $579,000, and $125,000 to the plan during the years ended December 31, 1993, 1994 and 1995, respectively.

12. SEGMENT INFORMATION

  The Company's operations primarily involve a single industry segment--the wholesale distribution of microcomputer hardware and software products. The geographic areas in which the Company operates are the United States, Canada, Europe (United Kingdom, France, Germany, Switzerland and Austria), and Other International (Latin America, Australia and Mexico). Net sales, operating income (before interest, other nonoperating expenses and income taxes) and identifiable assets by geographical area were as follows (in thousands):

                           UNITED     CANADA                    OTHER
                           STATES                 EUROPE    INTERNATIONAL ELIMINATIONS CONSOLIDATED
                         ----------  ---------  ----------  ------------- ------------ ------------
1993:
Net sales:
 Unaffiliated
  customers............. $1,951,411  $ 395,375  $  531,938    $207,127                  $3,085,851
 Transfers between
  geographical areas....     40,193                                113      $(40,306)
                         ----------  ---------  ----------    --------      --------    ----------
   Total................ $1,991,604  $ 395,375  $  531,938    $207,240      $(40,306)   $3,085,851
                         ==========  =========  ==========    ========      ========    ==========
 Operating income
  (loss)................ $   59,945  $   7,421  $      372    $  3,646                  $   71,384
                         ==========  =========  ==========    ========                  ==========
 Identifiable assets.... $  588,711  $ 123,844  $  192,097    $ 68,951      $(37,320)   $  936,283
                         ==========  =========  ==========    ========      ========    ==========
1994:
Net sales:
 Unaffiliated
  customers............. $3,413,614  $ 516,616  $  783,637    $304,820                  $5,018,687
 Transfers between
  geographical areas....     33,072                                         $(33,072)
                         ----------  ---------  ----------    --------      --------    ----------
   Total................ $3,446,686  $ 516,616  $  783,637    $304,820      $(33,072)   $5,018,687
                         ==========  =========  ==========    ========      ========    ==========
 Operating income
  (loss)................ $   52,150  $   9,871  $   (6,370)   $  5,076                  $   60,727
                         ==========  =========  ==========    ========                  ==========
 Identifiable assets.... $  715,082  $ 147,483  $  231,470    $105,613      $ (7,778)   $1,191,870
                         ==========  =========  ==========    ========      ========    ==========
1995:
Net sales:
 Unaffiliated
  customers............. $3,996,346  $ 572,569  $1,051,493    $336,559                  $5,956,967
 Transfers between
  geographical areas....     43,704                                         $(43,704)
                         ----------  ---------  ----------    --------      --------    ----------
   Total................ $4,040,050  $ 572,569  $1,051,493    $336,559      $(43,704)   $5,956,967
                         ==========  =========  ==========    ========      ========    ==========
 Operating income
  (loss)................ $  (37,825) $  (3,637) $  (11,960)   $   (800)                 $  (54,222)
                         ==========  =========  ==========    ========                  ==========
 Identifiable assets.... $  738,220  $ 135,482  $  300,230    $ 75,648      $(19,246)   $1,230,334
                         ==========  =========  ==========    ========      ========    ==========

                        MERISEL, INC. AND SUBSIDIARIES

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected financial information for the quarterly periods for the fiscal years ended 1994 and 1995 is presented below (in thousands, except per share amounts):

                                                    1994
                               ------------------------------------------------
                                MARCH 31    JUNE 30    SEPTEMBER 30 DECEMBER 31
                               ----------  ----------  ------------ -----------
   Net sales.................. $1,154,622  $1,210,498   $1,230,562  $1,423,005
   Gross profit...............     82,306      81,764       83,726      94,727
   Net income (loss)..........      8,596       2,718        2,793      (2,497)
   Net income (loss) per
    share.....................       0.28        0.09         0.09       (0.08)
                                                    1995
                               ------------------------------------------------
                                MARCH 31    JUNE 30    SEPTEMBER 30 DECEMBER 31
                               ----------  ----------  ------------ -----------
   Net sales.................. $1,454,894  $1,379,864   $1,544,018  $1,578,191
   Gross profit...............     93,223      85,475       89,253      55,738
   Net income (loss)..........     (1,789)     (4,613)        (253)    (77,256)
   Net income (loss) per
    share.....................      (0.06)      (0.16)       (0.01)      (2.59)

  In the fourth quarters of 1994 and 1995, the Company recorded certain items which reduced operating income by approximately $7.8 million and $89.4 million, respectively. In 1994, these items related primarily to changes made in estimates to certain asset and liability values. In 1995, these items included impairment losses on long-lived assets totaling $51.4 million. The remaining $38.0 million represents adjustments to account balances, primarily in accounts payable. In the first and second quarters of 1995, the Company recorded charges under its restructuring plan which reduced operating income by approximately $5.0 million and $4.3 million, respectively.

                                                                    SCHEDULE II

                        MERISEL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                       DECEMBER 31, 1993, 1994 AND 1995

                                 BALANCE AT                          BALANCE AT
                                  DECEMBER   CHARGED TO               DECEMBER
                                     31,      COSTS AND                  31,
                                    1992      EXPENSES   DEDUCTIONS     1993
                                 ----------- ----------- ----------- -----------
Accounts receivable--Doubtful
 accounts......................  $11,160,000 $17,441,000 $12,058,000 $16,543,000
Accounts receivable--Other (1).    3,196,000  22,565,000  21,498,000   4,263,000
                                 BALANCE AT                          BALANCE AT
                                  DECEMBER   CHARGED TO               DECEMBER
                                     31,      COSTS AND                  31,
                                    1993      EXPENSES   DEDUCTIONS     1994
                                 ----------- ----------- ----------- -----------
Accounts receivable--Doubtful
 accounts......................  $16,543,000 $18,851,000 $18,883,000 $16,511,000
Accounts receivable--Other (1).    4,263,000  34,694,000  29,909,000   9,048,000
                                 BALANCE AT                          BALANCE AT
                                  DECEMBER   CHARGED TO               DECEMBER
                                     31,      COSTS AND                  31,
                                    1994      EXPENSES   DEDUCTIONS     1995
                                 ----------- ----------- ----------- -----------
Accounts receivable--Doubtful
 accounts......................  $16,511,000 $16,335,000 $12,647,000 $20,199,000
Accounts receivable--Other (1).    9,048,000  23,100,000  27,561,000   4,587,000

- --------
(1) Accounts receivable--Other includes allowances for net sales returns and uncollectible cooperative advertising credits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information called for by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or about April 29, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

  The information called for by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or about April 29, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information called for by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or about April 29, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information called for by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or about April 29, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)List of documents filed as part of this Report:

    (1)FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

      Independent Auditors' Report.

      Consolidated Balance Sheets at December 31, 1994 and 1995.

      Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995.

      Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1995.

      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

      Notes to Consolidated Financial Statements.

    (2)FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

      Schedule II--Valuation and Qualifying Accounts.

      Schedules other than that referred to above have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

    (3)EXHIBITS

      The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

  (b)No Reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATE: APRIL 12, 1996

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


  /s/ Dwight A. Steffensen           Chairman of the Board of        April 12, 1996
____________________________________  Directors, and Chief
   Dwight A. Steffensen               Executive Officer
                                      (Principal Executive
                                      Officer)
  /s/ Ronald Rittenmeyer             President and Director          April 12, 1996
____________________________________
   Ronald Rittenmeyer
  /s/ James J. Brill                 Senior Vice President--         April 12, 1996
____________________________________  Finance, Chief Financial
   James J. Brill                     Officer, Secretary and
                                      Director (Principal
                                      Financial Officer)
  /s/ Bruce Zeedik                   Corporate Controller            April 12, 1996
____________________________________  (Principal Accounting
   Bruce Zeedik                       Officer)
  /s/ Joseph Abrams                  Director                        April 12, 1996
____________________________________
   Joseph Abrams
  /s/ Lawrence J. Schoenberg         Director                        April 12, 1996
____________________________________
   Lawrence J. Schoenberg
  /s/ David L. House                 Director                        April 12, 1996
____________________________________
   David L. House
  /s/ Dr. Arnold Miller              Director                        April 12, 1996
____________________________________
   Dr. Arnold Miller

                                 EXHIBIT INDEX

 EXHIBIT
   NO.    DESCRIPTION
 -------  -----------

   3.1   Restated Certificate of Incorporation of Registrant.(1)

   3.2 Amendment to Certificate of Incorporation of Registrant dated August 22, 1990.(6)

   3.3   Bylaws, as amended, of Merisel, Inc.(8)

   4 Indenture dated October 15, 1994 between the Company and NationsBank of Texas, N.A. as Trustee, relating to the Company's 12 1/2% Senior Notes Due 2004, including the form of such Senior Notes attached as Exhibit A thereto.(14)

  10.1 Microamerica Substitute Stock Option Plan of Registrant together with related forms of Stock Option Agreements.(4)*

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

  10.10 Employment Agreement between Registrant and Michael D. Pickett dated as of August 14, 1992.(11)*

  10.11  Merisel, Inc. Amended and Restated 401(k) Retirement Savings
         Plan.(15)*

  10.12 Asset Transfer, Assignment and Assumption Agreement dated as of December 23, 1993 by and between Registrant and Merisel Americas, Inc.(13)

  10.13 Asset Transfer, Assignment and Assumption Agreement dated as of December 23, 1993 by and between Registrant and Merisel Europe, Inc.(13)

  10.14 Lease between Registrant and Pacifica Holding Company dated April 6, 1989.(2)

  10.15 Lease Agreement dated October 27, 1988 by and between Rosewood Development Corporation and Microamerica, Inc. re: property located in Marlborough, Massachusetts.(3)

  10.16 Lease Agreement dated May 23, 1990 by and between Kilroy-Freehold El Segundo Company and Softsel/Microamerica, Inc., re: property located in El Segundo, California.(5)

  10.17 Lease Agreement dated October 1991 by and between Koll Hayward Associates II and Merisel, Inc.(9)

  10.18 Asset Purchase Agreement dated January 31, 1994 between ComputerLand Corporation, Merisel FAB, Inc. and for purposes of Section 2.2 thereof, the Registrant. Portions of this agreement have been omitted pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.(12)

 EXHIBIT
   NO.    DESCRIPTION
 -------  -----------

  10.19 Guaranty Agreement dated January 31, 1994 between ComputerLand Corporation and the Registrant.(12)

  10.20 Distribution and Services Agreement dated January 31, 1994 between ComputerLand Corporation and Merisel FAB, Inc. ("Services Agreement") Portions of this agreement has been omitted pursuant to Rule 24b-2 of Securities Act of 1934, as amended.(12)

  10.21  Amendment Number 13 to Services Agreement dated as of January 31,
         1996.

  10.22 Stock Purchase Agreement dated January 31, 1994 between the Registrant and ComputerLand Corporation.(12)

  10.23 Amended and Restated Senior Note Purchase Agreement by and among each of the purchasers named therein and Merisel Americas, Inc., dated as of December 23, 1993 ("Senior Note Purchase
         Agreement").(13)

  10.24 First Amendment, dated as of September 30, 1994 to Senior Note Purchase Agreement, by and among the Noteholders named therein and Merisel Americas, Inc.(16)

  10.25 Form of Second Amendment dated as of June 23, 1995 to Senior Note Purchase Agreement.

  10.26 Amended and Restated Subordinated Note Purchase Agreement by and among each of the purchasers named therein and Merisel Americas, Inc., dated as of December 23, 1993 ("Subordinated Note Purchase Agreement").(13)

  10.27 First Amendment, dated as of September 30, 1994, to Subordinated Note Purchase Agreement, by and among the Noteholders named therein and Merisel Americas, Inc.(16)

  10.28 Revolving Credit Agreement dated as of December 23, 1993 among Merisel Americas, Inc., Merisel Europe, Inc., the Registrant, the lender parties thereto, Citicorp USA, Inc., as agent, and Citibank, N.A., as designated issuer ("Revolving Credit Agreement").(13)

  10.29 First Amendment, dated as of September 29, 1994, to Revolving Credit Agreement, by and among Merisel Americas, Inc., Merisel Europe, Inc., Merisel, Inc. and the financial institutions named therein.(16)

  10.30 Second Amendment, dated as of December 1, 1994, to Revolving Credit Agreement, by and among Merisel, Americas, Inc., Merisel Europe, Inc., Merisel, Inc., and the financial institutions named therein.(15)

  10.31 Third Amendment, dated as of February 27, 1995, to Revolving Credit Agreement, by and among Merisel Americas, Inc., Merisel Europe, Inc., Merisel, Inc., and the financial institutions named therein.(15)

  10.32 Receivable Transfer Agreement dated as of October 2, 1995 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc.(17)

  10.33 Receivable Purchase and Servicing Agreement dated as of October 2, 1995 by and among Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. and General Electric Capital Corporation.(17)

  10.34 Annex X to Receivable Transfer Agreement and Receivables Purchase and Servicing Agreement dated as of October 2, 1995.(17)

  10.35 Form of Receivables Purchase Agreement between Merisel Canada, Inc. and Canadian Master Trust dated as of December 15, 1995.

  10.36 Form of Security Agreement between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995.

 EXHIBIT
   NO.    DESCRIPTION
 -------  -----------

  10.37 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995.

  10.38 Agreement for the Sale and Purchase of Debts between Deutche Financial Services (UK) Limited and Merisel (UK) Limited dated October 12, 1995.

  10.39 Form of Agreement between Merisel, Inc. and Michael D. Pickett dated February 12, 1996.

  10.40 Share Purchase Agreement between Merisel, Inc. and Merisel Asia, Inc. and Tech Pacific Holdings Ltd. dated March 7, 1996.

  10.41 Form of Employment Agreement between Merisel, Inc. and the following:
         James L. Brill
         Paul Lemerise
         John Thompson
         Tom Reeves
         Marty Wolf (17)

  10.42  Form of Retention Agreement between Merisel, Inc. and the following:
         James L. Brill
         Paul Lemerise
         John Thompson
         Tom Reeves
         Marty Wolf (17)

  21     Subsidiaries of the Registrant.

  27     Financial Data Schedule for the year Ended December 31, 1995.
- --------
 * Management contract or executive compensation plan or arrangement.

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

 (9) Filed as an exhibit to the Form S-3 Registration Statement of Merisel, Inc., No. 33-45696, filed with the Securities and Exchange Commission on February 14, 1992 and incorporated herein by this reference.

(10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by this reference.

(11) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 of Merisel, Inc., and incorporated herein by this reference.

(12) Filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994, as amended on March 24, 1994 and October 4, 1994 and incorporated herein by this reference.

(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference.

(14) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by this reference.

(15) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference.

(16) Filed as an exhibit to the Form S-3 Registration Statement of the Registrant, No. 33-55195, filed with the Securities and Exchange Commission, August 23, 1994, and incorporated herein by this reference.

(17) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by this reference.