Form 10-K/A
period 1995-12-31
MERISEL INC /DE/
filed 1996-04-29
CIK 724941

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1

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

  For the transition period from            to

                        Commission file number 0-17156

                                MERISEL, INC.

- -------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                 95-4172359
- -------------------------------------     -------------------------------------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

      200 Continental Boulevard
       El Segundo, California                          90245-0948
- -------------------------------------     -------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
              OFFICES)

Registrant's telephone number, including area code: (310) 615-3080
                                     ------------------------------------------
Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
- -------------------------------------------------------------------------------
                                TITLE OF CLASS

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  As of April 25, 1996 the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market was $108,361,316 (28,896,351 shares at a closing price of $3 3/4).

  As of April 25, 1996 the Registrant had 29,863,495 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  The following table sets forth certain information regarding the directors and executive officers and a former director and officer of the Company.

           NAME                AGE*                     POSITION
           ----                ----                     --------
Dwight A. Steffensen......      52      Chairman of the Board of Directors and
                                        Chief Executive Officer
Ronald A. Rittenmeyer.....      48      President and Chief Operating Officer
                                        and Director
James L. Brill............      44      Senior Vice President--Finance, Chief
                                        Financial Officer, Secretary and
                                        Director
Joseph Abrams.............      60      Director
David L. House............      53      Director
Dr. Arnold Miller.........      67      Director
Lawrence J. Schoenberg....      63      Director
John F. Thompson..........      51      Senior Vice President--Worldwide
                                        Operations
Susan J. Miller-Smith.....      43      Senior Vice President--European
                                        Operations
Thomas P. Reeves..........      34      Senior Vice President--Canadian
                                        Operations
Paul M. Lemerise..........      50      Senior Vice President--Chief Information
                                        Officer
Martin D. Wolf............      37      Senior Vice President
Verilyn Smith.............      43      Senior Vice President--Franchise and
                                        Aggregation Operations
Michael D. Pickett**......      48      Former Chairman of the Board of
                                        Directors, President and Chief Executive
                                        Officer

- --------

 * As of March 29, 1996
** Mr. Pickett resigned on February 12, 1996


DIRECTORS

  The Board of Directors presently consists of seven members divided into three classes serving staggered terms, with one class of directors elected annually. Each class consists of three directors. There are currently two vacancies, one in Class III and one in Class I. The terms of the directors constituting Class III will expire this year. The term of the directors in Class I extends through 1997, and the term of the directors in Class II extends through 1998. The table below indicates the names of the directors in each class and the expiration of the terms of the directors in each class.

          CLASS I                          CLASS II                     CLASS III
  (TERMS EXPIRING IN 1997)         (TERMS EXPIRING IN 1998)      (TERMS EXPIRING IN 1996)
  ------------------------         ------------------------      ------------------------
       James L. Brill                   Joseph Abrams                 David L. House
   Lawrence J. Schoenberg             Dr. Arnold Miller            Dwight A. Steffensen
                                    Ronald A. Rittenmeyer


   No arrangement or understanding exists between any director or officer and any other person or persons pursuant to which any such person was or is to be selected as a director or officer. None of the directors or officers has any family relationship between them.

  The business experience, principal occupations and employment during the past five years of each of the directors, together with their periods of service as directors and executive officers of the Company, as applicable, are set forth below.

  Dwight A. Steffensen was elected as Chief Executive Officer and Chairman of the Board of the Company in February 1996. Mr. Steffensen has been a member of the Board of Directors since August 1990. From January 1985 to March 1992, Mr. Steffensen served as a director and Executive Vice President of Bergen Brunswig Corporation ("Bergen"), a pharmaceuticals distributor. From April 1992 to October 1995, Mr. Steffensen served as President and Chief Operating Officer for Bergen. In January 1996, he resigned from Bergen's Board of Directors.

  Ronald A. Rittenmeyer joined the Company in October 1995 as President and Chief Operating Officer and was appointed a director of the Company in February 1996 to fill a vacancy. Prior to joining the Company, Mr. Rittenmeyer was employed by Burlington Northern Railroad from April 1994 until September 1995, where he served in various capacities, most recently as Chief Operating Officer. Previously, Mr. Rittenmeyer was employed by Frito-Lay, where he began his career as a shipping supervisor in 1974 and worked his way through various management positions including Vice President of Operations.

  James L. Brill joined the Company in May 1988 as Vice President--Finance, Chief Financial Officer and Assistant Secretary. He was elected a director in April 1990 and, while retaining his position as Chief Financial Officer, became Senior Vice President--Finance and Secretary in May 1992. For eight years prior to joining the Company, Mr. Brill was employed at Union Bank, where his most recent position was Regional Vice President.

  Joseph Abrams was elected a director of the Company following the acquisition of Microamerica, Inc. ("Microamerica") by the Company in April 1990. Mr. Abrams had previously served as a director of Microamerica from 1983 to April 1990 and also served as President, Chief Operating Officer and Secretary of AGS Computers, Inc. ("AGS"), a software development company, which was a subsidiary of NYNEX Corp., a telecommunications company, from 1988 until his retirement in 1991. He is also a director of Spectrum Signal Processing, a hardware and software electronics company and Phonetel Technologies, a provider of pay telephone services.

  David L. House was appointed to the Board of Directors in March 1994 to fill a vacancy. Since 1987, Mr. House has served as Senior Vice President and General Manager of the Enterprise Server Group of Intel Corporation, a manufacturer of microprocessing systems, where he has been employed in various capacities since 1974.

  Dr. Arnold Miller was elected to the Board of Directors in August 1989 and was appointed the Governance Director in May 1995. Since its formation in 1987, he has been President of Technology Strategy Group, a consulting firm organized to assist businesses and government in the fields of corporate strategy development, international technology transfer and joint ventures, as well as business operations support. Prior to joining Technology Strategy Group, Dr. Miller was employed at Xerox Corporation, a consumer products and information services company, for 14 years, where his most recent position was Corporate Vice President with responsibility for worldwide electronics operations.

  Lawrence J. Schoenberg was elected a director of the Company following the acquisition of Microamerica in April 1990. Mr. Schoenberg had previously served as a director of Microamerica from 1983 to April 1990. From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS. From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS. Mr. Schoenberg retired from AGS in 1992. He is also a director of Sungard Data Services, Inc., a computer services company, Government Technology Services, Inc., a microcomputer reseller, Penn-America Group, Inc., a casualty insurance company, and Forecross Inc., a computer software company.

  The Board of Directors maintains an Audit Committee, comprised of Dr. Miller and Mr. Schoenberg; an Organization and Compensation Committee, comprised of Dr. Miller and Messrs. Abrams and House; and a Nominating Committee, comprised of Dr. Miller and Messrs. Schoenberg and Steffensen.

FORMER DIRECTOR

  Michael D. Pickett joined the Company in October 1983 as Vice President, Finance and Chief Financial Officer and was appointed President and Chief Operating Officer effective April 1986 and Chief Executive Officer in June 1988. He was elected a director in December 1987, became Co-Chairman of the Board of

Directors in May 1992 and was named Chairman in February 1995. In September 1995 Mr. Rittenmeyer became President and Chief Operating Officer of the Company, and in February 1996 Mr. Steffensen became Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Pickett resigned as a director of the Company effective February 1996 and his existing employment agreement was terminated by the Board of Directors of the Company as of that time.

EXECUTIVE OFFICERS

  Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Set forth below is a brief description of the business experience for the previous five years of all executive officers except those who are also directors. For information concerning the business experience of Messrs. Steffensen, Rittenmeyer and Brill see "Directors" above.

  John F. Thompson joined the Company in April 1983 as Vice President-- Operations, became Senior Vice President--Operations in April 1989 and became Senior Vice President--Worldwide Operations in May 1992. Prior to joining the Company, Mr. Thompson was Vice President, Manufacturing and Distribution of Vidal Sassoon, Inc., a consumer products company.

  Susan J. Miller-Smith joined Merisel in 1987 as President of the Company's Canadian subsidiary and became a Senior Vice President in charge of Canadian operations in May 1992. She continued in that capacity until August 1994, when she was named Senior Vice President--European Operations and became Managing Director of the Company's operations in Europe.

  Thomas P. Reeves joined Merisel in 1987 as director of International Strategic Planning. From March 1990 to February 1992, Mr. Reeves served as Managing Director of the Company's United Kingdom subsidiary. From February 1992 until August 1994, Mr. Reeves served as the Company's Managing Director of operations in Europe. Mr. Reeves was named Senior Vice President-European Operations in May 1992. In August 1994, he became Senior Vice President-- Canadian Operations as well as President of the Company's Canadian subsidiary.

  Paul M. Lemerise joined Merisel in May 1992 as Senior Vice President--Chief Information Officer. From February 1990 to April 1992, Mr. Lemerise served as Vice President of Management Information Systems at Marshall Industries, an industrial distributor of electronic components. From 1984 to 1990, Mr. Lemerise served as Divisional Vice President, Information Services at Carter Hawley Hale Corporation, a major California retailer.

  Martin D. Wolf joined the Company in February 1994 as President of Merisel FAB, Inc. and became Senior Vice President of the Company in March 1994. In March 1995, he was named Executive Vice President of Merisel Americas, Inc., to fulfill a senior level business development role. From July 1989 until he joined the Company, Mr. Wolf was employed by Vanstar Corporation (formerly ComputerLand Corporation), a computer products reseller, most recently as President of the U.S. Franchise and Distribution Division.

  Verilyn Smith joined the Company in October 1989 as Managing Director of Merisel Australia and became Managing Director of the Company's Asia Pacific region in February 1994. She was appointed Senior Vice President--Asia/Pacific Operations in December 1994. In March 1995, she was named Senior Vice President-- Franchise and Aggregation Operations and President of Merisel FAB, Inc.

SECTION 16 MATTERS

  Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market, and to furnish the Company with copies of all Section 16(a) forms they file.

  Based on its review of the copies of such forms received by it and on written representations from such persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 1995, all filing requirements applicable to its directors and executive officers were complied with, except for the following: Form 4s reporting the annual grant of options to non-employee directors were filed late by each of Dr. Miller, Messrs. Abrams, House, Schoenberg, Steffensen, and Wagman and a Form 5 reporting the grant of options to Ronald A. Rittenmeyer was filed late.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Company's former Chief Executive Officer and the four other most highly compensated executive officers of the Company.

                          SUMMARY COMPENSATION TABLE

                                                         LONG-TERM    ALL OTHER
   NAME AND PRINCIPAL                                   COMPENSATION COMPENSATION
        POSITION          YEAR  ANNUAL COMPENSATION(1)   AWARDS(3)      ($)(4)
   ------------------     ---- ------------------------ ------------ ------------
                               SALARY($)(2) BONUS($)(2)  OPTIONS(#)
                          ---- ------------ ----------- ------------
Michael D. Pickett,       1995   502,092          -0-     211,741       18,542
Former Chairman of the    1994   501,630       77,438         -0-       17,022
Board of Directors,       1993   490,066      279,688         -0-       18,739
President and Chief
Executive Officer(5)
James L. Brill,           1995   227,700          -0-      80,000        4,436
Senior Vice President--   1994   217,517       19,688         -0-        3,306
Finance, Chief Financial  1993   207,503       72,656         -0-        4,122
Officer, Secretary and
Director
Susan J. Miller-Smith,    1995   241,664          -0-     100,000       84,101
Senior Vice President--   1994   160,854       91,488         -0-      177,308
Managing Director--       1993   166,346       95,112         -0-        5,944
Europe (6)
Paul M. Lemerise          1995   248,100          -0-      80,000        3,378
Senior Vice President--   1994   216,029       29,876         -0-        3,522
Chief Information         1993   191,030       40,507         -0-        5,088
Officer
Martin D. Wolf            1995   215,000       26,875      75,000        3,444
Senior Vice President     1994   214,354       17,899         -0-        3,166
                          1993       n/a          n/a         n/a          n/a

- --------

(1) While the named executive officers enjoyed certain perquisites commensurate with their positions with the Company, such perquisites did not exceed the lesser of $50,000 or ten percent (10%) of such officer's salary and bonus.

(2) Portions of the salary and/or bonus earned by named executive officers may be deferred pursuant to the Company's executive deferred compensation plan (the "Deferred Compensation Plan"), which was adopted by the Board of Directors in 1990. Under the Deferred Compensation Plan, executive officers may elect on an annual basis to defer any portion of their pre-tax compensation until retirement or termination of employment. The Company will pay participants in the Deferred Compensation Plan, upon retirement or termination of employment, an amount equal to the amount of deferred compensation plus a guaranteed return at a specified rate that is no less than a base interest rate. In addition, upon the death of a participant the Company will pay a death benefit to a named beneficiary.

(3) At December 31, 1995, the only long-term compensatory arrangement the Company had for its executive officers was its stock option plan, grants under which are listed in the Summary Compensation Table for completeness of presentation.

(4) For Mr. Pickett, the amount listed for 1995 includes the Company's contributions on behalf of Mr. Pickett of (a) $3,722 to the Merisel, Inc. 40l(k) Plan (the "40l(k) Plan"), (b) $1,320 of premiums paid with respect to the Company's group term life insurance policy (the "Term Life Policy"), and (c) $13,500 to Mr. Pickett's split-dollar life insurance policy. For Mr. Brill, the amount listed for 1995 includes the Company's contributions on behalf of Mr. Brill of (a) $3,722 to the 401(k) Plan and
    (b) $714 to the Term Life Policy. For Ms. Miller-Smith, the amount listed for 1995 includes (a) reimbursement of relocation costs of $84,101. For Mr. Lemerise, the amount listed for 1995 includes the Company's contributions on behalf of Mr. Lemerise of (a) $1,025 to the 401(k) Plan and (b) $2,353 to the Term Life Policy. For Mr. Wolf, the amount listed for 1995 includes the Company's contributions on behalf of Mr. Wolf of (a) $3,000 to the 401(k) Plan and (b) $444 to the Term Life Policy. Itemized disclosure of amounts of other compensation in 1994 and 1993 is not required.

(5) Mr. Pickett resigned on February 12, 1996.

(6) Ms. Miller-Smith became Senior Vice President--Canadian Operations in May 1992. She was named Senior Vice President--European Operations in August 1994.

OPTIONS IN 1995 FISCAL YEAR

  The following tables summarize option grants and exercises during the 1995 fiscal year to or by the executive officers named in the Summary Compensation Table above and the value of the options held by such persons at the end of the 1995 fiscal year.

                       OPTION GRANTS IN 1995 FISCAL YEAR

                                                                      POTENTIAL REALIZABLE VALUE
                                                                        AT ASSUMED ANNUAL RATES
                                                                      OF STOCK PRICE APPRECIATION
                                      INDIVIDUAL GRANTS                 FOR OPTION TERM ($)(1)
                         -------------------------------------------- ---------------------------
                                     PERCENT OF
                                        TOTAL
                                       OPTIONS
                                     GRANTED TO  PER SHARE
                           OPTIONS    EMPLOYEES  EXERCISE  EXPIRATION
NAME                     GRANTED (#) IN 1995 (%) PRICE ($)    DATE       5% ($)       10% ($)
- ----                     ----------- ----------- --------- ---------- ---------------------------
Michael D. Pickett......    24,241       1.4%     $4.579    03/27/05        69,807        176,905
                           187,500      11.2%     $6.313    06/09/05       744,356      1,886,344
James L. Brill..........    25,000       1.5%     $4.579    03/27/05        71,993        182,444
                            55,000       3.3%     $6.313    06/09/05       218,344        553,327
Susan J. Miller-Smith...    25,000       1.5%     $4.579    03/27/05        71,993        182,444
                            75,000       4.5%     $6.313    06/09/05       297,742        553,327
Paul M. Lemerise........    25,000       1.5%     $4.579    03/27/05        71,993        182,444
                            55,000       3.3%     $6.313    06/09/05       218,344        553,327
Martin D. Wolf..........    75,000       4.5%     $4.579    03/27/05       215,978        547,331

- --------

(1) Potential realizable value is determined by taking the initial market value per share and applying the stated annual appreciation rate compounded annually for the remaining term of the option, subtracting the exercise price at the end of that period and multiplying that number by the number of options granted. Actual gains, if any, recognized by a named executive officer are dependent on the future performance of the Common Stock and on overall market conditions. There can be no assurance that the potential realizable values reflected in this table will be achieved.

                AGGREGATED OPTION EXERCISES IN 1995 FISCAL YEAR
                  AND VALUE OF OPTIONS AT FISCAL 1995 YEAR END

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                       OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT
                                                         YEAR END (#)         FISCAL YEAR END ($)(1)
                                                   ------------------------- -------------------------
                            SHARES
                         ACQUIRED ON     VALUE
NAME                     EXERCISE (#) REALIZED ($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
- ----                     ------------ ------------ ----------- ------------- ----------- -------------
Michael D. Pickett......     -0-          -0-        537,371      309,241      365,198        -0-
James L. Brill..........     -0-          -0-        162,138       93,750      166,221        -0-
Susan J. Miller-Smith...     -0-          -0-         83,647       95,000       32,515        -0-
Paul M. Lemerise........     -0-          -0-         47,500       87,500          -0-        -0-
Martin D. Wolf..........     -0-          -0-         18,750       56,250          -0-        -0-

- --------

(1) Value is determined by subtracting the exercise price of each option held by the named executive officer from $4.375, the fair market value of the Common Stock as of December 31, 1995, and multiplying the resulting number by the number of underlying shares of Common Stock.

COMPENSATION OF DIRECTORS

  During fiscal 1995, each nonemployee director was entitled to receive an annual retainer of $8,000, $1,000 per Board of Directors meeting attended, $5,000 annually for acting as the chairman of a committee of the Board, $2,000 annually for committee membership, $250 per committee meeting attended and reimbursement for travel expenses to and from Board of Directors and committee meetings. Technology Strategy Group, a consulting firm associated with Dr. Miller, also received $75,000 for consulting fees in 1995.

  Pursuant to the Company's 1992 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan"), immediately following the Company's 1995 Annual Meeting, Messrs. Abrams, House, Miller, Schoenberg and Steffensen were each awarded options to purchase 1,000 shares of Common Stock at an exercise price of $5.875 per share. The Nonemployee Director Plan provides for the granting of nonqualified stock options to each member of the Company's Board of Directors who is not otherwise an employee or officer of the Company or any subsidiary of the Company (an "Eligible Director"). Currently, four members of the Board of Directors are Eligible Directors. The Nonemployee Director Plan provides for the issuance of options to purchase up to 50,000 shares of Common Stock at an exercise price per share of not less than the fair market value of the Common Stock on the date of grant.

  The Nonemployee Director Plan provides for initial grants with respect to options to purchase 1,000 shares of Common Stock to each Eligible Director immediately following the annual meeting at which such director is first elected or appointed, whichever is applicable. Each Eligible Director who has received an initial option grant will also receive annual automatic option grants of 1,000 shares immediately following each of the Company's annual meetings. Each option becomes exercisable when, and only if, the optionee continues to serve as a director for twelve months following the date on which the option was granted. Options expire ten years and one day from the date of grant, subject to earlier termination in accordance with the Nonemployee Director Plan. Any vested and exercisable options may be exercised in whole or in part by payment in cash of the full exercise price.

EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  On April 25, 1996, the Board of Directors approved the terms of employment agreements with each of Mr. Steffensen and Mr. Rittenmeyer, to be effective as of February 1996 for Mr. Steffensen and as of September 1995 for Mr. Rittenmeyer. The terms of these agreements described below are subject to the negotiation and execution of definitive agreements.

  Pursuant to his one-year employment agreement, Mr. Steffensen will serve as Chairman of the Board of Directors and Chief Executive Officer with an annual salary of $505,000 and a quarterly bonus based on the Company's financial performance up to a maximum of $126,250 per quarter (a minimum bonus of $37,875 is guaranteed for the first quarter of 1996). The agreement also entitles Mr. Steffensen to 500,000 stock appreciation rights ("SAR Shares") vesting on a deferred basis (except in the event of certain extraordinary transactions, as specified) and subject to the receipt by the Company of certain gross proceeds from specified extraordinary transactions. The SAR Shares have an exercise price of $2.8175 per share. Mr. Steffensen is also eligible to receive a lump-sum bonus of $990,000 in connection with the sale of the Company (as defined) and of $200,000 in the event of a sale of the Company's European operations (as defined) (together, the "Extraordinary Transactions"), as well as certain other benefits, including specified fees for legal and accounting services and the payment of business and automobile expenses. If the employment agreement is terminated by the Company other than for cause (as defined), Mr. Steffensen will be entitled to receive the remainder of his base salary and may remain eligible to receive bonuses in connection with Extraordinary Transactions.

  Mr. Rittenmeyer's employment agreement provides for his employment as President and Chief Operating Officer with an annual salary of $355,000 (subject to discretionary increases approved by the Board of Directors) and an annual performance bonus of at least $200,000 per year (payable quarterly). For 1996, Mr. Rittenmeyer's bonus has been guaranteed to him. Mr. Rittenmeyer is also entitled to certain other benefits, including 300,000 SAR Shares (vesting and payable as specified in the agreement), specified fees for legal and accounting services and the payment of business and automobile expenses and certain housing and travel expenses. If a change of control (as defined) occurs and if the employment agreement is terminated by the Company without cause (as defined) or Mr. Rittenmeyer resigns within two years following such change of control, Mr. Rittenmeyer will be entitled to receive a lump-sum payment equal to his annual base salary, a lump-sum payment of three times his average bonus, plus certain other benefits and the immediate vesting of an option to purchase 200,000 shares of the Company's Common Stock granted in September 1995 (the "Option") and his SAR Shares. In the event of any other termination by the Company without cause, Mr. Rittenmeyer will be entitled to receive a lump-sum payment of $125,000 plus specified other benefits, and the immediate vesting of the Option and SAR Shares upon the satisfaction of certain conditions precedent. Upon Mr. Rittenmeyer's voluntary resignation, he will be entitled to severance payments of at least three months' salary and bonus, in accordance with formulae dependent upon the timing of such resignation. In addition, if Mr. Rittenmeyer's employment terminates following certain events, he will receive a payment equal to the number of shares represented by the vested portion of his Option multiplied by the lesser of (i) $3.313 or (ii) the price of the Company's Common Stock minus $2.812, calculated on a per share basis.

  In addition, both Mr. Steffensen and Mr. Rittenmeyer are subject to specified obligations of non-competition, non-solicitation and confidentiality obligations and are entitled to receive lump sum payments of $1,010,000 and $710,000, respectively, in consideration for such obligations in the event of the sale of the Company or certain other termination events (as defined).

  In April 1992, the Company and Mr. Pickett entered into a five-year employment agreement. Pursuant to the terms of that agreement, Mr. Pickett was to serve as the Chairman of the Board of Directors, President and Chief Executive Officer of Merisel with an annual salary (subject to discretionary increases approved by the Board of Directors) of $502,092 (as of February 12,
1996) and, if predetermined objectives were achieved, an annual performance bonus of at least $295,000 under any management bonus plan adopted by the Board of Directors as well as certain other benefits. Effective February 12, 1996, the Board of Directors terminated the above described employment agreement and determined to pay Mr. Pickett the resulting benefits, including a cash payment of $750,000. The Company concurrently entered into a new employment agreement with Mr. Pickett, which provides for his continued employment through June 14, 1996 to provide information and otherwise facilitate a smooth transition between Mr. Pickett and Mr. Steffensen. The new agreement entitles Mr. Pickett to $31,350 per month as well as certain other benefits, including payment of specified fees for legal and outplacement services. The agreement subjects Mr. Pickett to specified obligations of non-competition, non-solicitation and confidentiality, in consideration for which Mr. Pickett is entitled to $500,000 (paid out periodically over 12 months or immediately upon a change in control).

  In January 1995, the Company entered into an Early Retirement Agreement with John Connors, formerly the Senior Vice President--U.S. Operations. Mr. Connors resigned as Senior Vice President, but continued to remain employed by the Company on a part-time basis until February 1996. Under his agreement, Mr. Connors received cash compensation of $500,000 plus certain benefits. In exchange, Mr. Connors agreed not to compete with Merisel or to hire any of Merisel's employees for the term of the agreement.

  In September and October 1995, the Company entered into retention agreements (the "Retention Agreements") and employment agreements (the "Employment Agreements") with Messrs. Brill, Lemerise, Thompson, Reeves and Wolf effective through August 1998. The Retention Agreements provide that if the Company terminates the executive's employment without cause or the executive resigns with good reason (each as defined in the Retention Agreements and together, "Covered Terminations") following a change of control, the Company will pay the executive's base salary for 180 days over the course of such period, as well as a lump-sum payment of one-half of the executive's average annual performance bonus. The Employment Agreements provide for the continued payment of annual base salaries, average bonuses and COBRA payments for Covered Terminations following the termination of Mr. Pickett as Chief Executive Officer.

  In April 1996, the Company entered into a retention agreement with Ms. Miller-Smith which provides for the lump-sum payment of Ms. Miller-Smith's annual base salary, average bonus and specified relocation expenses upon the cessation of her employment due to a termination without cause (as defined), or her resignation with good reason (as defined) following specified change of control transactions, including changes of control affecting the Company's European operations.

  Under the foregoing Retention Agreements, the Employment Agreements and Ms. Miller-Smith's retention agreement, the executives are subject to specified obligations of non-competition, non-solicitation and confidentiality during the benefit periods or the terms of the agreements, as applicable.

ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON 1995 EXECUTIVE COMPENSATION


  The Organization and Compensation Committee (the "Committee") of the Merisel Board of Directors is currently comprised of Messrs. Abrams, House and Miller. Dwight A. Steffensen and David S. Wagman also served on the Committee in 1995. The Committee establishes policies relating to the compensation of Company executive officers and other key employees. The administration of the Company's employee stock option plans is the responsibility of the Company's Option Committee, which is currently comprised of Messrs. Abrams, House and Schoenberg. All decisions of the Committee relating to compensation of the Company's executive officers are ratified by the entire Board of Directors. Decisions relating to the grant of stock options to executive officers, are made solely by the Option Committee so that grants of such options satisfy Rule 16b-3 of the Securities Exchange Act of 1934. In the 1995 fiscal year, the Company's Board of Directors ratified all of the Committee's recommendations regarding executive compensation, as submitted. Additionally, each member of the Board of Directors who is also an executive officer does not participate when the Board of Directors reviews his compensation.

  As required by rules designed to enhance the disclosure of Merisel's executive compensation policies and practices, the following is the Committee's report submitted to the Board of Directors addressing the compensation of the Company's executive officers for the 1995 fiscal year.

 Compensation Policy.

  Merisel's executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company's annual performance, its long-term objectives and its ability to attract and retain qualified executive officers. The Committee attempts to achieve these goals by integrating competitive annual base salaries with (a) bonuses based on corporate performance and on the achievement of internal strategic objectives and (b) executive stock options through the Company's stock option plans. The Committee believes that cash compensation in the form of salary and bonus provides Company executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options encourages growth in management stock ownership, which in turn leads to the expansion of management's stake in the long-term performance and success of the Company.

  Base Salary. Due to the Company's financial performance in fiscal 1994, the base salary level of executive officers in fiscal 1995 was generally not increased. Only Susan Miller-Smith's, Thomas Reeves' and Verilyn Smith's 1995 base salaries were changed as a result of the new positions held within the Company by each of these executives. In addition, a portion of Mr. Lemerise's target bonus amount was added to his base salary and the value of car allowances previously provided to certain executive officers was added to such officers' base salaries. Base salaries in 1995 were paid either directly to the Company's executive officers in cash or, at the option of the executive, deferred as part of the Deferred Compensation Plan or the 401(k) Plan.

  Bonuses. The Merisel Management Incentive Program (the "Incentive Program") is intended to encourage and reward the achievement of certain short-term corporate objectives. Participants in the Incentive Program are assigned target bonus amounts ranging from 12.5% to 60% of the base salaries paid to such persons. Actual bonuses could then range from 0% to 150% of the target amounts, depending on the level of achievement of various performance objectives, including the satisfaction of net income milestones, the achievement of cost center budgets, the completion of priority tasks or a combination of these objectives. Bonuses are paid quarterly, based upon whether the executive meets quarterly objectives. In 1995, only Mr. Wolf met any of his quarterly objectives. Mr. Rittenmeyer, who was hired on September 29, 1995, was guaranteed his bonus for the last quarter of fiscal 1995.

  Stock Options. The Company has adopted a long-term incentive compensation strategy to provide incentives and reward management's contribution to the achievement of long-term Company performance, as measured by the market value of the Common Stock. Under this long-term strategy, the Option Committee awarded stock options in 1995 to executive officers under the Company's existing employee stock option plan who were deemed to be able to cause a measurable impact on the Company's earnings per share over an extended period. The options granted to executive officers in 1995 vest over a five-year period. In 1995, due to the volatility of the Company's stock price, the Committee determined to change the timing of stock option grants on a going forward basis and to phase in annual stock option grants, rather than granting options every three years. The Committee believes this changed strategy provides more meaningful incentives for senior management to remain with the Company and improve its long-term performance.

  Retention Program. In August 1995, the Committee authorized the Company to enter into certain retention and employment agreements with all of its executive officers, other than Mr. Pickett. The agreements provide for severance payments if the executive officer is terminated without cause (as defined). The amount of the payment varies, depending on whether the termination occurs after certain events, which events include a change in the chief executive officer or a change of control. The Committee believes that such agreements enable the Company to retain those executive officers who are critical to the success of the Company.

 Compensation of Former Chief Executive Officer.

  The annual salary earned by Michael Pickett, the Company's Chief Executive Officer for 1995, was $502,092, an amount that did not increase materially from his base salary in fiscal 1994. Mr. Pickett's base salary was determined pursuant to the terms of his employment agreement with the Company. Under his employment agreement, he participated in the Company's Management Incentive Bonus Plan as adopted from time to time by the Committee. In 1994, based on
(a) improvements in the Company's performance and profitability in fiscal 1993 and (b) an increase in Mr. Pickett's responsibilities, as a result of a significant increase in both the Company's size and sales volume, the Committee determined that an increase in Mr. Pickett's base salary would have been appropriate. However, with the agreement of Mr. Pickett, the Committee agreed to increase the long-term compensation component of his compensation by increasing the amount of stock options that he would otherwise ordinarily receive under the Company's long-term incentive strategy, described above, in 1995. Accordingly, in fiscal 1995, Mr. Pickett was granted options to purchase 24,241 and 187,500 shares of the Company's common stock at an exercise price of $4.579 and $6.3125, respectively. The potential target bonus payable to Mr. Pickett in 1995, upon achievement of predetermined objectives set forth in the Incentive Program, was not raised from the 1994 level of $309,752. Mr. Pickett's bonus depended entirely on the Company achieving certain net income objectives each quarter. Pursuant to the Incentive Program, Mr. Pickett did not earn a bonus in any quarter of the 1995 fiscal year. On February 12, 1996, the Board of Directors voted to terminate Mr. Pickett's employment agreement and to pay him the resulting benefits, including a cash payment of $750,000. Mr. Pickett also received certain other benefits, including reimbursement for outplacement services and legal and accounting fees. Mr. Pickett also agreed not to compete with the Company for a period of 12 months, for which agreement he will receive an aggregate of $500,000, paid out periodically over such 12 months or immediately upon a change of control.

 Corporate Tax Deduction on Compensation.

  To the extent readily determinable and as one of the factors in its consideration of compensation matters, the Committee considers the anticipated tax treatment to the Company and to the executives of various compensation. Some types of compensation and their deductibility depend upon the timing of an executive's vesting or exercise of previously granted rights. Further, interpretations of and changes in the tax laws also affect the deductibility of compensation. To the extent reasonably practicable and to the extent it is within the Committee's control, the Committee intends to limit executive compensation in ordinary circumstances to that deductible under Section 162(m) of the Internal Revenue Code of 1986. In doing so, the Committee may utilize alternatives (such as deferring compensation) for qualifying executive compensation for deductibility and may rely on grandfathering provisions with respect to existing contractual commitments.

  The Committee believes that a direct relationship between executive compensation and Merisel's performance, as measured by growth in income and earnings, ultimately results in increased value to the Company's stockholders. The Committee believes that management compensation levels during the Company's 1995 fiscal year appropriately reflect the application of the Committee's compensation policy.

                                   ORGANIZATION AND COMPENSATION COMMITTEE

                                   Joseph Abrams

                                   David House

                                   Dr. Arnold Miller

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of March 29, 1996 certain information regarding beneficial ownership of Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of Common Stock as of such date, each director, certain executive officers of the Company and all directors and executive officers, as a group. Unless otherwise indicated, the stockholders have sole voting and investment power with respect to shares beneficially owned by them, subject to community property laws, where applicable.

                                               COMMON STOCK    PERCENT OF SHARES
             NAME AND ADDRESS               BENEFICIALLY OWNED       OWNED
             ----------------               ------------------ -----------------
Dwight A. Steffensen.......................         4,000               *
 Merisel, Inc.
 200 Continental Boulevard
 El Segundo, California 90245(1)
Ronald A. Rittenmeyer(1)...................        66,666               *
James L. Brill(1)(2).......................       176,638               *
Susan J. Miller-Smith(1)...................        98,147               *
Paul M. Lemerise(1)........................        55,750               *
David L. House(1)..........................         2,000               *
Joseph Abrams(3)...........................       600,560            2.01%
Dr. Arnold Miller(3).......................         6,000               *
Lawrence J. Schoenberg(3)..................       364,584            1.22%
Martin D. Wolf(4)..........................        45,500               *
State of Wisconsin Investment Board........     2,925,000            9.83%
 P.O. Box 7842
 Madison, Wisconsin 53707(5)
Wellington Management Company..............     2,315,900            7.76%
 75 State Street
 Boston, Massachusetts 02109(5)(6)
David S. Wagman............................     2,065,000            6.91%
 c/o Merisel, Inc.
 200 Continental Boulevard
 El Segundo, CA 90245(5)(7)
Robert S. Leff.............................     1,615,648            5.41%
 c/o Merisel, Inc.
 200 Continental Boulevard
 El Segundo, California 90245(5)(8)
All Directors and Executive Officers
 as a Group (13 Persons) (9)...............     1,637,210            5.49%

- --------

* Percentage of Common Stock owned is less than one percent.

                                             (Footnotes on following page)

(1) Represents shares issuable with respect to stock options exercisable within 60 days after March 29, 1996.

(2) Excludes 6,000 shares held by Mr. Brill's wife. Mr. Brill disclaims all beneficial interest in such shares.

(3) Includes 4,000 shares issuable with respect to stock options exercisable within 60 days after March 29, 1996.

(4) Includes 37,500 shares issuable with respect to stock options exercisable within 60 days after March 29, 1996.

(5) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G, as amended to date, filed by the stockholder pursuant to Section 13(g) of the Exchange Act.

(6) Wellington Management Company, in its capacity as investment advisor, may be deemed beneficial owner of such shares, which are owned by certain of Wellington's investment counseling clients.

(7) Shares are held by Mr. Wagman as Trustee of the David S. Wagman Trust dated March 3, 1982.

(8) Shares are held by Mr. Leff as Trustee of the Robert S. Leff Trust dated February 23, 1990. Mr. Leff's share holdings include 929 and 10,200 shares held by his wife and minor sons, respectively.

(9) Includes 670,066 shares issuable with respect to stock options exercisable within 60 days after March 29, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In August 1994, Ms. Miller-Smith was named Senior Vice President-European Operations. In connection with her move from Canada to the United Kingdom, the Company reimbursed Ms. Miller-Smith for certain relocation costs, including costs incurred in connection with the marketing and sale of her primary residence, moving expenses, reimbursement of her monthly housing costs while in the United Kingdom and reimbursement of the incremental increase in payroll taxes incurred while in the United Kingdom. In addition, due to her relocation to the United Kingdom and her assumption of the responsibility of Senior Vice President-European Operations, her bonus payments were guaranteed to her for the last two quarters of fiscal 1994.

  Merisel has entered into Indemnity Agreements with each of its directors and certain of its officers, which agreements require Merisel, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, employees or agents of Merisel (other than liabilities arising from conduct in bad faith or which is knowingly fraudulent or deliberately dishonest), and, under certain circumstances, to advance their expenses incurred as a result of proceedings brought against them.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATE: APRIL 29, 1996

                                           Merisel, Inc.

                                               /s/ James L. Brill
                                           By___________________________________
                                                     James L. Brill
                                             Senior Vice President, Finance,
                                               Chief Financial Officer and
                                                        Secretary

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 TO THE REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                             TITLE                      DATE
             ---------                             -----                      ----


  /s/ Dwight A. Steffensen           Chairman of the Board of            April 29, 1996
____________________________________  Directors, and Chief Executive
   Dwight A. Steffensen               Officer (Principal Executive
                                      Officer)

  /s/ Ronald A. Rittenmeyer          President and Director              April 29, 1996
____________________________________
   Ronald A. Rittenmeyer

  /s/ James L. Brill                 Senior Vice President--Finance,     April 29, 1996
____________________________________  Chief Financial Officer,
   James L. Brill                     Secretary and Director
                                      (Principal Financial Officer)

  /s/ Bruce Zeedik                   Corporate Controller (Principal     April 29, 1996
____________________________________  Accounting Officer)
   Bruce Zeedik

  /s/ Joseph Abrams                  Director                            April 29, 1996
____________________________________
   Joseph Abrams

  /s/ Dr. Arnold Miller              Director                            April 29, 1996
____________________________________
   Dr. Arnold Miller

                               EXHIBIT INDEX

                                DESCRIPTION

10.47Retention Agreement between Merisel, Inc. and Susan J. Miller-Smith dated
   April 22, 1996.