Form 10-Q
period 1996-03-31
MERISEL INC /DE/
filed 1996-05-14
CIK 724941

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            Form 10-Q

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES ACT OF 1934

For the transition period from _______________  to ___________

                 Commission File Number 0-17156

                          MERISEL, INC.
     (Exact name of registrant as specified in its charter)

Delaware                                95-4172359
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

200 Continental Boulevard
El Segundo, CA                                         90245-0984
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code (310) 615-3080

_______________________________________________________________
Former name, former address, and former fiscal year, if changed since last year

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X           No ______

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date:
                              Number of Shares Outstanding
          Class                    May 10, 1996
Common Stock, $.01 par value       29,863,495 Shares

                          MERISEL, INC.

                              INDEX

                                                   Page Reference
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets as of                1-2
          March 31, 1996 and December 31, 1995

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 1996 and 1995        3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995        4

          Notes to Consolidated Financial Statements       5-10

          Management's Discussion and Analysis of         11-20
          Financial Condition and Results of Operations


PART II   OTHER INFORMATION                                 21

          SIGNATURES                                        22

                 PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 MERISEL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                           (Unaudited)

                             ASSETS

                                         March 31,      December 31,
                                           1996            1995
                                         _________      ___________
CURRENT ASSETS:
Cash and cash equivalents                  $69,788         $1,378
Accounts receivable (net of
allowances of $22,509 and $24,786 for
1996 and 1995, respectively)               405,534        413,057
Inventories                                440,453        561,230
Prepaid expenses and other current
assets                                      12,976         17,919
Income taxes receivable                     33,813         35,116
Deferred income tax benefit                  3,795          6,657
                                           _______      _________
   Total current assets                    966,359      1,035,357

PROPERTY AND EQUIPMENT, NET                 88,746         90,381

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                             92,128         93,287

OTHER ASSETS                                11,443         11,309
                                        __________     __________
TOTAL ASSETS                            $1,158,676     $1,230,334

  See accompanying notes to consolidated financial statements.


                 MERISEL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)
                           (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,   December 31,
                                            1996         1995
                                       ___________    ___________
CURRENT LIABILITIES:
Accounts payable                           $537,889    $621,990
Accrued liabilities                          66,240      71,483
Short-term debt                               7,388      21,620
Long-term debt - current                    100,000      35,000
Subordinated debt - current                   4,400       4,400
                                         __________    _________
   Total current liabilities                715,917     754,493

Long-term debt                              286,261     299,271
Subordinated debt                            13,200      17,600
Capitalized lease obligations                 4,504       4,504
                                          _________   _________
TOTAL LIABILITIES                         1,019,882   1,075,868

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
authorized 1,000,000
 shares; none issued or outstanding
Common stock, $.01 par value,
authorized 50,000,000 shares; 29,863,495
shares outstanding for 1996 and 1995,
respectively                                    299         299
Additional paid-in capital                  141,938     141,938
Retained earnings                             5,703      19,211
Cumulative translation adjustment            (9,146)     (6,982)
                                         __________   _________
Total stockholders' equity                  138,794     154,466
                                         __________   _________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $1,158,676  $1,230,334
                                         __________  __________

  See accompanying notes to consolidated financial statements.




                 MERISEL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)
                           (Unaudited)

                                        Three Months Ended March 31,
                                            1996          1995
                                        ___________     __________
NET SALES                                $1,536,589     $1,454,894

COST OF SALES                             1,449,366      1,361,671
                                         __________     __________
GROSS PROFIT                                 87,223         93,223

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                   83,136         76,482

RESTRUCTURING CHARGE                                         5,061
                                          _________      _________
OPERATING INCOME                              4,087         11,680

INTEREST EXPENSE                              9,877         10,458

OTHER EXPENSE                                 7,238          3,384
                                         __________     __________
LOSS BEFORE INCOME TAXES                    (13,028)        (2,162)

INCOME TAX PROVISION (BENEFIT)                  480           (373)
                                        ___________     __________
NET LOSS                                   $(13,508)       $(1,789)
                                        ___________     __________
NET LOSS PER SHARE                           $(0.45)        $(0.06)
                                        ___________     __________
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                     29,863         29,714
                                        ___________      _________

  See accompanying notes to consolidated financial statements.

                 MERISEL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (Unaudited)
                                       Three Months Ended March 31,
                                            1996          1995
                                       ____________    ___________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                   $(13,508)      $(1,789)
Adjustments to reconcile net loss to
net cash provided by operating
activities:
   Depreciation and amortization              5,759         4,442
   Provision for doubtful accounts            4,733         5,169
   Deferred income taxes                      2,862         2,843
Changes in assets and liabilities:
   Accounts receivable                      (20,834)      (26,867)
   Inventories                              120,778        35,736
   Prepaid expenses and other assets         (3,869)       (1,514)
   Income taxes receivable                    1,303        (2,962)
   Accounts payable                         (70,689)      (19,913)
   Accrued liabilities                       (5,228)       10,620
   Income taxes payable                                    (4,422)
                                          __________    __________
Net cash provided by operating
activities                                   21,307         1,343
                                          __________    __________
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment           (3,438)      (12,892)
Payment of earn out obligation from
ComputerLand acquistion                     (13,409)
Cash proceeds from sale of
Australian business                           8,515
                                          __________    __________
Net cash used for investing
activities                                   (8,332)      (12,892)
                                          __________    __________
CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowings under revolving line of
credit                                      443,400       348,246
Repayments under revolving line of
credit                                     (396,400)     (357,391)
Net (repayments) borrowings under
foreign bank facilities                     (20,289)       18,731
Proceeds from issuance of promissory
notes                                        11,261
Proceeds from sale of accounts
receivable                                   23,721
Repayment under subordinated debt
agreement                                    (4,400)
                                           _________     __________
Net cash provided by financing
activities                                   57,293         9,586
                                           _________     __________
EFFECT OF EXCHANGE RATE CHANGES ON CASH      (1,858)           98
                                           _________     __________
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          68,410        (1,865)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                     1,378         3,533
                                           _________     __________
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                    $69,788        $1,668
                                           _________     __________

  See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc. ("Merisel" or the "Company") is a worldwide distributor of microcomputer hardware and software products. In addition, the Company, through its wholly-owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), is an aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchisees and Datago resellers. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for the three month period ended March 31, 1996 may not be indicative of the results of operations expected for the fiscal year ended December 31, 1996.

The information for the three months ended March 31, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.   New Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1,1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB
Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

3.   Fiscal Year

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

4.   Restructuring Charge

During the first and second quarters of 1995, the Company recorded charges of $5,061,000 and $4,272,000, respectively, associated with resizing and restructuring several of the Company's operations. The aggregate charge of $9,333,000 consisted of $4,578,000 of severance charges for the involuntary termination of approximately 240 employees, $2,830,000 for anticipated warehouse closures in North America and $1,925,000 for the anticipated consolidation of certain warehouses in Europe. As of March 31, 1996, $4,454,000 of this amount remained in accrued liabilities.

5.   Acquisitions and Dispositions

On January 31, 1994, the Company, through its wholly owned subsidiary, Merisel FAB, acquired certain assets of the ComputerLand franchise and Datago aggregation business of Vanstar Corporation (formerly ComputerLand Corporation) (the
"ComputerLand Acquisition"). The Company paid $80,200,000 in cash at closing for the acquired assets and $2,100,000 of direct acquisition costs. In addition, on February 2, 1996 the Company paid Vanstar $13,409,000, which consisted of a negotiated settlement of the Company's earn out obligation under the original purchase agreement related to the ComputerLand Acquisition of $14,594,000, net of rebates of $1,185,000. The acquisition has been accounted for as a purchase. Under the purchase method of accounting, an allocation of the purchase price to the Merisel FAB assets and liabilities is required to reflect fair values. Based on an independent valuation prepared for the Company, $82,300,000 of the purchase price and
$14,000,000 of the additional payment were allocated to intangible assets with an estimated aggregate life of 25 years. A total of $35,400,000 was allocated to Datago and $60,900,000 to ComputerLand. The ComputerLand portion of these intangible assets was subsequently written down by $30,000,000 in recognition of an impairment loss in the fourth quarter of 1995.

In connection with the ComputerLand Acquisition, Merisel FAB entered into a Distribution and Services Agreement (the "Services Agreement") with Vanstar whereby Vanstar provides significant distribution and other support services to the Franchise and Aggregation Business for a contractually agreed upon fee. Effective July 12, 1995, this agreement was extended until April 30, 1997. Under the terms of the Services Agreement extension, Merisel and Vanstar agreed that (i) the extended credit terms under the Services Agreement would be increased to $31,400,000; and (ii) the terms of the distribution fee would be adjusted. The amount of the extended credit will be reduced by a scheduled amount of $844,000 monthly through October 31, 1996. A final balance of $23,500,000 will be payable in four scheduled payments between May 15, 1997 and July 31, 1997. If an inventory reduction plan is agreed upon between the two parties, then the $23,500,000 may decrease on an accelerated basis.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

On March 7, 1996, the Company sold its interest in its wholly owned Australian subsidiary, Merisel Australia Pty Ltd. to Tech Pacific Holdings Ltd., effective January 1, 1996. Under the terms of the agreement, the Company received consideration of $9,915,000, which consisted of a cash payment of $8,515,000 and inventory valued at $1,400,000. A loss of $1,915,000 for the sale of the net assets was recognized in the fourth quarter of 1995. No additional gain or loss was recognized in the first quarter of 1996. The sale was made in order to better position the Company to achieve its strategic growth objectives, by abandoning its planned expansion into Asia and at the same time disposing of an unprofitable business.

6.   Sale of Accounts Receivable

The Company's wholly-owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells trade receivables to its wholly owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to this company on an ongoing basis, which yields proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which upon its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equityholders. This facility expires in October 2000. Due to the losses incurred by the Company in the fourth quarter and year ended December 31, 1995, certain covenants in the Receivables Purchase and Servicing Agreement were amended to bring the Company into compliance with such covenants.

Effective October 16, 1995, Merisel U.K. Ltd. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. In accordance with this agreement, Merisel U.K. sells receivables to the securitization company on an ongoing basis, which yields proceeds of up to 25,000,000 pounds sterling. The facility has no fixed expiration date but will expire no earlier than 18 months from the effective date following three to six months prior written notice from the securitization company. Effective December 15, 1995, Merisel Canada Inc. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's Canadian subsidiary. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars. The facility expires December 12, 2000, but is extendable by notice from the securitization company, subject to the Company's approval.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of March 31, 1996 the total amount outstanding under these facilities was $277,172,000. Fees incurred in connection with the sale of accounts receivable for the three months ended March 31, 1995 and 1996 were $2,569,000 and $4,544,000, respectively, and are recorded as other expense.

7.   Debt

At March 31, 1996, the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. (''Merisel Europe'') had unsecured senior borrowing commitments, which consisted of $100,000,000 of 8.58% senior notes (the ''Senior Notes'') by Merisel Americas, and a $150,000,000 revolving credit agreement (the ''Revolving Credit Agreement'') by Merisel Americas and Merisel Europe. The Senior Notes and the Revolving Credit Agreement, as amended, are due on May 31, 1997. At March 31, 1996, there was $100,000,000 outstanding under the Senior Notes, and $150,000,000 outstanding under the Revolving Credit Agreement. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference rates plus a specified percentage. The combined average interest rate for the Revolving Credit Agreement at March 31, 1996 was approximately 7.5%. The Company is also required to pay a commitment fee on the unused available funds on the Revolving Credit Agreement. The Revolving Credit Agreement,
and the Senior Notes agreement each contain various covenants, including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth, and place limitations on the acquisition of assets. The agreements also require the Company or certain of its subsidiaries to maintain certain specified financial ratios, including interest coverage, minimum adjusted tangible net worth, total debt equivalents to adjusted tangible net worth, inventory turnover, minimum accounts payable and minimum accounts payable to inventory. In April 1996, the Revolving Credit Agreement and Senior Notes agreement were amended as a result of the Company's noncompliance with certain covenants as of December 31, 1995, and a waiver was obtained with respect to the Notes. See "Amendments to Financing Arrangements."

At March 31, 1996, the Company had outstanding $125,000,000 principal amount of senior notes (the ''Notes'') due December 31, 2004. The Notes provide for an interest rate of 12.5% payable semiannually. The Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Indenture relating to the Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investment, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers. In addition, the restriction on dividend payments contained in the Senior Note agreement and the Revolving Credit Agreement could limit the ability of the Company to repay principal and interest on the Notes if, and to the extent that, such limitations prevent cash or other dividends from being paid to the Company. Further, in the event of a default under the Senior Note agreement and the Revolving Credit Agreement, payments of principal and interest on the Notes are prohibited.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

At March 31, 1996 Merisel Americas had outstanding an aggregate of $17,600,000 of privately placed subordinated notes (the "Subordinated Notes"). The notes, as amended, provide for interest at the rate of 11.28% per annum and are repayable in four remaining equal annual installments with the next installment due March 1997. The subordinated debt agreement contains certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, or sell certain assets and prohibits the payment of dividends. The subordinated debt agreement also requires Merisel or its subsidiaries to maintain specified financial ratios similar in nature to those required by the Senior Notes.

At March 31, 1996 the Company had two promissory notes outstanding with an aggregate balance of $11,261,000. The notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments commencing February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

In addition, the Company and its subsidiaries have various unsecured lines of credit denominated in their local currencies. The Company had borrowings outstanding under such lines of credit of $56,602,000 and $7,388,000 at March 31, 1995 and 1996,
respectively.

Amendments to Financing Arrangements. As a result of substantial losses incurred by the Company for the fourth quarter and fiscal year ended December 31, 1995, Merisel was required to obtain, and did obtain, amendments or waivers with respect to certain covenants under the Revolving Credit Agreement, the purchase agreement related to the Senior Notes and the purchase agreements related to the Subordinated Notes and the Notes.

As amended, the Revolving Credit Agreement and the Senior Note agreement provide that the Company pay a total of $10,000,000 on April 15, 1996, which payment was made, and pay $5,000,000 on each of May 5, 1996, June 5, 1996, July 5, 1996, August 5, 1996
and September 5, 1996, and a total of $65,000,000 on January 15, 1997. These payments will be shared ratably by the banks under the Revolving Credit Agreement and the holders of the Senior Notes, although to the extent that the Company has not borrowed the full amount available under the Revolving Credit Agreement, the banks' collective commitments under the Revolving Credit Agreement will be reduced by the ratable amounts without any payment by the Company. The applicable annual percentage interest rates under the Revolving Credit Agreement and the Senior Notes have been increased by one percent. Additionally, certain covenants of the Company under the Revolving Credit Agreement and the Senior Note agreement have been amended, and each of the Revolving Credit Agreement and the Senior Note agreement are scheduled to mature on May 31, 1997.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The Company and the holders of the Subordinated Notes have also amended the Subordinated Note agreement. As amended, the Subordinated Note agreement incorporates the new financial covenants contained in the Senior Note agreement and the Revolving Credit Agreement. Additionally, the Company has agreed that payments of accrued interest that had been scheduled to be made semi-annually will instead be paid quarterly, commencing on September 10, 1996. The Company has also agreed to increase the annual percentage interest rate payable on the principal outstanding under the Subordinated Notes by 0.50%, commencing April 15,1996.

In   addition,  the  amendments  required  a  waiver  of  certain provisions of the Indenture pursuant to which the Notes were issued, which waiver was obtained.

8.  Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the related period, including common stock options when dilutive.

9. Supplemental Disclosure of Cash Flow Information

Cash paid (received)in the quarter ended March 31 for interest and income taxes was as follows:
                             1996                   1995
                                   (in thousands)
       Interest           $18,111                $13,459
       Income taxes       $(3,547)               $ 5,248

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Merisel, Inc. (together with its subsidiaries, "Merisel" or the "Company") is the largest worldwide publicly held wholesale distributor of microcomputer hardware and software products. Through its full-line, channel-specialized distribution business, Merisel combines the comprehensive product selection and operational efficiency of a full-line distributor with the customer support of a specialty distributor offering dedicated sales organizations to each of its customer groups. In addition, through its wholly owned subsidiary, Merisel FAB, Inc. ("Merisel FAB" or the "Franchise and Aggregation Business"), the Company is an aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers, including Apple, Compaq, Hewlett-Packard and IBM, to a network of approximately 730 independently-owned computer product resellers in the United States.

The following table sets forth the percentage relationship that certain income and expense items bear to net sales and is derived from the consolidated statements of operations for the Company for the three month periods ended March 31, 1996 and 1995:

                                   Percentage of Net Sales
                                       Three Months Ended
                                             March 31
                                       1996          1995
                                      _______       _______
Net sales............................ 100.0%        100.0%
Cost of sales........................  94.3          93.6
                                      _______       _______
Gross profit.........................   5.7           6.4

Selling, general and
administrative expenses..............   5.4           5.3
Restructuring charges................                 0.3
                                      _______       _______
Operating income.....................   0.3           0.8
Interest expense.....................   0.6           0.7
Other expense........................   0.5           0.2
                                      _______       _______
Loss before income taxes............   (0.8)         (0.1)
Provision (benefit) for income taxes. _______       _______
Net loss.............................  (0.8)%        (0.1)%
                                      _______       _______

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 as Compared to the Three Months
Ended March 31, 1995

Net sales increased 6% from $1,455 million in 1995 to $1,537 million in 1996. Excluding the Company's Australian operations, which were sold in the first quarter of 1996, the Company experienced a 7% increase in net sales. The increase in net sales was due to sales growth in existing distribution operations in all geographic regions resulting from the growth of the overall market for hardware and software products and an increase in the number of products certain vendors are selling through distribution. Net sales for the Franchise and Aggregation Business were $257,938,000 or 17% of consolidated net sales for the quarter ended March 31, 1996 compared to $283,437,000 or 19% for the same period in 1995.

Geographically, the Company's net sales for the quarter ended March 31, 1996, were as follows: United States, $961,812,000 or 63%; Canada, $177,691,000 or 11%; Europe, $323,878,000 or
21%; and other international markets, $73,208,000 or 5%. From 1995 to 1996, these geographic regions experienced sales growth rates of 3% (8% without the Franchise and Aggregation Business), 6%, 19% and (4)%, respectively. The negative growth rate in other international markets is due to the sale of the Company's Australian operations in the first quarter of 1996, with an effective date of January 1, 1996. Excluding the Australian business, the sales growth rate for other international markets was 39%.

In the United States, including Merisel FAB, hardware and accessories accounted for 80% of net sales, and software accounted for 20% of net sales in 1996, as compared to 76% and 24%, respectively, in 1995. The increase in hardware sales was due to the Company obtaining additional rights to distribute hardware products throughout the world from various vendors.

Gross profit decreased 6.5% from $93,223,000 in 1995 to $87,223,000 in 1996. Gross profit as a percentage of sales, or gross margin, decreased from 6.4% in 1995 to 5.7% in 1996. In 1995, the gross margin as a percentage of sales for the Franchise and Aggregation Business and the Company's core distribution business was 4.1% and 7.0%, respectively, compared to 3.2% and 6.2%, respectively, in 1996. The Company's core distribution business continued to experience worldwide competitive pricing pressures. The decrease in the Franchise and Aggregation Business' gross margin is the result of intense price competition and the effect of a revised pricing structure offered to new and existing franchisees to deal with this competition. The Company anticipates that it will continue to experience intense price competition.

In the fourth quarter of 1995, the Company recorded several large adjustments which reduced operating income, including a significant charge which resulted from adjustments to trade accounts payable balances. In the course of its business, Merisel reconciles its accounts payable balances to statements provided by its vendors. The accounts payable charge taken in the fourth quarter was related to adjustments for price protection, returns to vendors by Merisel and inventory receipt related issues, such as short-shipments, identified through the reconciliation process. An additional charge to gross profit of $2,200,000 was taken in the first quarter of 1996 related to these same issues. In February 1996 Merisel began implementing processes and procedures to address current system deficiencies and has engaged the assistance of outside consultants to assist in this process. In addition, management has committed additional resources to assist in collecting a part of the charge that may be determined to be recoverable.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Selling, general and administrative expenses ("SG&A") increased 8.7% from $76,482,000 in 1995 to $83,136,000 in 1996. SG&A as a percentage of net sales increased from 5.3% in 1995 to 5.4% in 1996. In 1995, SG&A as a percentage of sales for the Franchise and Aggregation Business and the Company's core distribution business was 3.6% and 5.7%, respectively, compared to 3.9% and 5.7%, respectively, in 1996. The absolute dollar increase in SG&A is due in part to the costs associated with the Company's 6% increase in net sales. In addition, in 1996 the Company incurred significant charges associated with amending the
Company's financing agreements, severance for the Company's former CEO, and costs incurred to prepare the Company's 1996 business plan and to begin improving certain business processes, including the supplier account reconciliation process.

In the quarter ended March 31, 1995, the Company adopted a restructuring plan in response to pricing and gross margin pressures. For 1995, the Company recorded a total restructuring charge of $9,333,000. Of this total, $5,061,000 was recorded in the quarter ended March 31, 1995, which represented 0.3% of net sales. The restructuring charge represented anticipated costs to be incurred associated with reductions in personnel and the closure and consolidation of warehouses. See Note 4 of Notes to Consolidated Financial Statements.

Operating income decreased 65% from $11,680,000 in 1995 to $4,087,000 in 1996. Operating income as a percentage of net sales was 0.8% in 1995 and 0.3% in 1996. In 1995, operating income
(loss) as a percentage of sales for the Franchise and Aggregation Business and the Company's core distribution business was 0.5% and 0.9%, respectively, compared to (0.6)% and 0.5%, respectively, in 1996. The decrease in operating income is the result of lower gross margins in both the Franchise and Aggregation Business and the core distribution business, and the additional SG&A costs incurred in the first quarter of 1996.

Interest expense decreased 6% from $10,458,000 in 1995 to $9,877,000 in 1996, and decreased from 0.7% to 0.6% as a percentage of net sales in 1995 compared to 1996. The decrease in interest expense is attributable to the Company financing an increased part of its business through asset sales pursuant to accounts receivable asset securitizations in various subsidiaries. The Company's average month-end bank borrowings increased 2% from $395,500,000 in 1995 to $404,255,000 in 1996.
The increase in average borrowings in 1996 reflected primarily the need to finance higher levels of working capital to support increased sales.

Other expenses increased from $3,384,000 in 1995 to $7,238,000 in 1996. The increase was primarily attributable to fees incurred related to the amendments of the Company's financing agreements in 1996. In addition, fees incurred in connection with trade receivables securitizations increased significantly in 1996. The increase in fees is primarily attributable to an increase in the amount of net receivables sold. The average month end amount of accounts receivable sold under all of the Company's various facilities increased from $150,000,000 in 1995 to $289,113,000 in 1996. Partly offsetting the increases in other expense was the recognition of a gain of $1,200,000 from the sale of undeveloped land in North Carolina in February 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

The   Company's  tax  expense  of  $480,000  in  1996   primarily
represents the tax provision on certain of the Company's profitable foreign subsidiaries. The Company realized no tax benefits for the first quarter of 1996 due to valuation allowances which fully offset the Company's deferred tax assets. The Company's effective tax rate for the period ended March 31, 1995 was a benefit of 17.3%.

Net income decreased from a loss of $1,789,000 in 1995 to a loss of $13,508,000 in 1996. Net income per share decreased from a loss of $0.06 in 1995 to a loss of $0.45 in 1996.

1996 BUSINESS PLAN

In April 1996, due to the substantial losses incurred for the fourth quarter and fiscal year ended December 31, 1995, Merisel was required to negotiate with the lenders under various of its financing agreements to amend such agreements and to waive certain defaults, which amendments and waivers were obtained. See Note 7 to Consolidated Financial Statements. In connection with the negotiations with its lenders, Merisel developed a business plan for the remainder of fiscal 1996 that calls for curtailing non-essential capital expenditures during 1996 in order to maximize cash flow. In addition, the Company intends to focus on its more profitable areas of operations and product lines while slowing growth in its other less profitable areas of operations. Merisel believes that, if successfully implemented, the 1996 business plan will allow the Company to operate without the need for additional sources of financing or any asset sales in 1996. However, in order to meet its obligations in 1997 the Company will need to engage in some combination of asset sales, refinancing of its borrowings or obtaining new sources of financing. While the Company believes it will be able to implement one or more of the foregoing strategies which will enable it to meet its obligations, there can be no assurance that it will be able to do so. See "Liquidity and Capital Resources.''

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

The Company's 1996 business plan assumes that the Company will not experience any significant changes in payment terms to, or product availability from, its key vendors, and there can be no assurance that significant changes will not occur. Any such deterioration in the absence of the development of alternate financing sources or asset sales could adversely impact the Company's cash flow and its future results of operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

In light of the Company's current business plan to maximize cash flow, management does not expect, nor does the 1996 business plan assume, that the Company will return to profitability until the fourth quarter of 1996. See ''_Liquidity and Capital Resources.'' The expected losses for the second quarter of 1996 are in part attributable to costs incurred to identify and begin improving certain business processes which were not functioning satisfactorily in 1995. In addition, the 1996 business plan anticipates that the Company will incur charges of approximately $7,000,000 related to accounts payable, of which $2,200,000 was taken in the first quarter.

The preceding preliminary financial information constitutes forward looking information and actual results could differ materially from current expectations. Among the factors that could impact actual results are the following: additional adjustments in the Company's trade accounts payable, any adjustments to the Company's accounts receivable or inventory and any further unanticipated charges associated with the Company's computer systems, asset dispositions or any potential restructuring.

SYSTEMS AND PROCESSES

The Company is in the process of converting its North American operations to new computer operating systems. The Company began designing the systems in early 1993 and converted its Canadian operations to the new system in August 1995. In the early implementation stages the Canadian conversion produced results below the Company's expectations. In late February 1996 Merisel Canada's operating systems had begun to show results closer to the Company's original projection. However, this required substantial additional development efforts and costs in the post-implementation period. Accumulated expenditures incurred to develop these systems have been significantly in excess of the amounts originally expected. In addition, the Company has delayed installation of these systems in the United States beyond 1996.

The Company is also reviewing certain of its existing accounting systems, including shipping and billing processes, which may result in adjustments to accounts receivable and/or inventory balances.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Additionally, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday purchases. As a result of this pattern the Company's cash requirements in the fourth quarter have typically been greater. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth and cash needs primarily through borrowings, securitizations of its trade receivables and the public and private sales of its securities.

Net cash provided by operating activities during the three months ended March 31, 1996 was $21,307,000. The primary source of cash from operating activities was a decrease in inventory of $120,778,000. The primary uses of cash during the period were a net loss of $13,508,000, a $20,834,000 increase in accounts receivable, and a decrease in accounts payable of $70,689,000. The increase in accounts receivable was due primarily to the increase in sales volume. The decrease in inventory is the result of improved inventory management, as inventory turns increased from 10.9 times in the fourth quarter of 1995 to 13.2 times in the first quarter of 1996. The decrease in accounts payable is related to the decrease in inventory.

Net cash used for investing activities in 1996 was $8,332,000, consisting of payment of the Company's earn out obligation under the ComputerLand Acquisition of $13,409,000 and property and equipment expenditures of $3,438,000, partly offset by proceeds received of $8,515,000 from the sale of the Company's Australian operations. The expenditures for property and equipment were primarily for the upgrading of the Company's computer systems, expenditures for a new warehouse management system and the upgrading of existing facilities and leasehold improvements. The Company presently anticipates that its capital expenditures for 1996 will be approximately $12,885,000, consisting of costs of upgrading and modifying the new computer system and the new warehouse management systems in North America, development of new computer systems for the Company's European operations, and purchase of warehouse and other equipment in North America, Europe and Latin America. In addition, the Company has deferred non-essential capital expenditures to maximize its cash flow in 1996. See "1996 Business Plan." The Company intends to finance its anticipated capital expenditures with funds from existing operations.

Net cash provided by financing activities was $57,293,000, comprised of net borrowings under domestic revolving lines of credit of $47,000,000, proceeds from the issuance of promissory notes of $11,261,000 and proceeds from the sale of trade accounts receivable of $23,721,000, partially offset by net repayments under foreign bank facilities of $20,289,000 and the payment of the first installment of $4,400,000 of the Subordinated Notes ( as defined below).

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

The Company's wholly owned subsidiary Merisel Americas, Inc. on an ongoing basis, sells its trade receivables to its wholly owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to a trade receivables purchase and sale agreement (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to a securitization company, which yields proceeds of up to $300,000,000. The receivables are sold at face value with a portion of the purchase price being deferred and fees paid in connection with such sales are recorded as other expense. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which upon its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equityholders. This facility expires in October 2000.

In addition, on October 16, 1995, Merisel U.K. Ltd. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. In accordance with this agreement, Merisel U.K. sells receivables to the securitization company on an ongoing basis, which yields proceeds of up to 25,000,000 pounds sterling. The facility has no fixed expiration date but will expire no earlier than 18 months from the effective date following three to six months prior written notice from the securitization company. Effective December 15, 1995, Merisel Canada Inc. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's Canadian subsidiary. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars. The facility expires December 12, 2000, but is extendable by notice from the securitization company, subject to the Company's approval.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of March 31, 1996 the total amount outstanding under these facilities was $277,172,000. Fees incurred in connection with the sale of accounts receivable for the quarter ended March 31, 1995 and 1996 were $2,569,000 and $4,544,000, respectively, and are recorded as other expense. As of March 31, 1996, the total amounts outstanding for the United States, United Kingdom, and Canadian securitization facilities were $175,800,000, $28,170,000 and $73,202,000, respectively, which were near the maximum amounts that could be sold under such facilities at that time, based on the Company's eligible receivables, as defined in the various agreements. However, at March 31, 1996 the Company had cash and cash equivalents on hand of $69,788,000.

To provide capital for the Company's operating and investing activities, the Company and its subsidiaries maintain a number of credit facilities including a $150,000,000 unsecured revolving bank credit facility expiring on May 31, 1997 (the "Revolving Credit Agreement"). See Note 7 to Consolidated Financial Statements. At May 10, 1996, $150,000,000 was outstanding under this facility. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of March 31, 1996 was $7,388,000.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

At March 31, 1996 the Company and its subsidiaries also had outstanding $125,000,000 of 12.5% Senior Notes due December 31, 2004, $100,000,000 of 8.58% senior notes due May 31, 1997 (the
''Senior Notes'') and $17,600,000 of 11.28% senior subordinated notes (the ''Subordinated Notes'') repayable in four remaining equal annual installments, with the next installment due March 1997. In April 1996, the rates on the Senior Notes and Subordinated Notes were increased to 9.58% and 11.78%, respectively. See Note 7 to Consolidated Financial Statements.

As a result of the substantial losses incurred by the Company for the fourth quarter and fiscal year ended December 31, 1995, Merisel was required to obtain, and did obtain, amendments with respect to certain covenants under the Revolving Credit Agreement, the purchase agreement related to the Senior Notes, the purchase agreement related to the Subordinated Notes, and the Receivables Purchase and Servicing Agreement. See"--1996 Business Plan" and Notes 6 and 7 to Consolidated Financial Statements.

The amendments will enable the Company to operate its business for the remainder of 1996 in compliance with the agreements if the Company achieves its 1996 business plan. If the 1996 business plan is not successfully implemented, the Company may need to obtain additional waivers from its lenders, or other sources of capital through asset sales, and there can be no assurance that such waivers or alternate sources of capital can be obtained.

In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar entered into a Distribution and Services Agreement (the "Services Agreement") pursuant to which Vanstar provides significant distribution and other support services to the Franchise and Aggregation Business for a contractually agreed upon fee. Effective July 12, 1995, this agreement was extended until April 30, 1997. Under the terms of the Services Agreement extension, Merisel and Vanstar agreed that (i) the extended credit terms under the Services Agreement would be increased to $31,400,000; and (ii) the terms of the distribution fee would be adjusted. The amount of the extended credit will be reduced by a scheduled amount of $844,000 monthly through October 31, 1996. A final balance of $23,500,000 will be payable in four scheduled payments between May 15, 1997 and July 31, 1997. If an inventory reduction plan is agreed upon between the two parties, then the $23,500,000 may decrease on an accelerated basis. In addition, on February 2, 1996 the Company paid Vanstar $13,409,000, which consisted of a negotiated settlement of the Company's earn out obligation under the original purchase agreement related to the ComputerLand acquisition of $14,594,000, net of rebates of $1,185,000. See Note 5 to Consolidated Financial Statements.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

In light of the Company's current business plan to maximize its cash flow during fiscal 1996, management does not expect, nor does the business plan assume, that the Company will return to profitability until the fourth quarter of 1996. The Company's amended debt agreements with the lenders under the Revolving Credit Agreement, Senior Notes and Subordinated Notes require principal payments of approximately $35,000,000 in the remainder of 1996 and $219,400,000 in 1997, based on the amounts outstanding at March 31, 1996. Assuming successful implementation of the existing business plan, and that the Company does not experience any significant changes to payment terms or product availability from its key vendors, the Company believes it can satisfy its amortization requirements in 1996 without additional financing or asset sales or debt restructuring. However, in light of the significant principal payments required in 1997, as well as other obligations described herein, the Company will not be able to finance its operations or amortize its debt in 1997 without engaging in significant asset sales, refinancing its borrowings, obtaining new sources of financing, or some combination thereof, and there can be no assurance that it will be able to do so.

ASSET MANAGEMENT

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same day order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels and Merisel's practice of making large purchases when it deems the terms of such purchases to be attractive. Further contributing to inventory level changes is the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers which contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow moving or obsolete inventory or manufacturer price
reductions.   The  Company is not assured that  these  agreements
will   succeed  in  reducing  this  risk.  In  the  event  of   a
manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

COMPETITION

Competition in the microcomputer products distribution industry is intense and is based primarily on price, brand selection, breadth and availability of product offering, financing options, speed of delivery, level of training and technical support, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based international distributors such as Ingram Micro, MicroAge and Tech Data Corporation; non-United States based international distributors such as Computer 2000; national distributors such as Gates/Arrow and regional distributors and franchisors. The Company competes internationally with a variety of national and regional distributors on a country-by-country basis. Merisel also competes with manufacturers that sell directly to computer resellers, sometimes at prices below those charged by Merisel for similar products.


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



                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

In June 1994, Merisel, Inc. and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint on December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. The plaintiffs have appealed the dismissal. The parties' appellate briefing to the Ninth Circuit was completed on November 6, 1995. The Ninth Circuit has set June 4, 1996 as the date for oral argument regarding the appeal.

Item 2.  Changes in Securities

For a description of possible limitations or qualifications on the rights evidenced by the Notes imposed by the modification of certain of the Company's financing arrangements, see Note 7 to the Consolidated Financial Statements (Unaudited).

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

        10.48 Employment Agreement dated February 12, 1996 between Dwight A. Steffensen and Merisel, Inc.

        10.49 Employment Agreement dated May 2,1996 between
              Ronald A Rittenmeyer and Merisel, Inc.


        (b)   Reports on Form 8-K

            - The Company filed a report on
              Form 8-K on April 17, 1996, consisting of exhibits filed pursuant to item 7 (c) of such report, subsequent to the quarter ended March 31, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 1996

                          Merisel, Inc.


                              By: /s/James L.Brill
                                 ____________________
                                 James L. Brill
                                 Senior Vice President,Finance,
                                 and Chief Financial Officer
                                 (Duly Authorized Officer and
                                  Principal Financial Officer)