Form 10-Q
period 1996-06-30
MERISEL INC /DE/
filed 1996-08-13
CIK 724941

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                   ---------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________  to ___________

                        Commission File Number 0-17156
                                               -------

                                 MERISEL, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)

Delaware                                   95-4172359
- --------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

200 Continental Boulevard
El Segundo, CA                                             90245-0984
- ----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code (310) 615-3080
                                                   --------------

_______________________________________________________________________________
Former name, former address, and former fiscal year, if changed since last year

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X      No ___
                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of Shares Outstanding
          Class                           August  9 , 1996
          -----                           ----------------------------
Common Stock, $.01 par value              30,013,495 Shares

                                 MERISEL, INC.
                                 -------------

                                     INDEX
                                     -----

                                                                 Page Reference
                                                                 --------------
PART I       FINANCIAL INFORMATION


             Consolidated Balance Sheets as of                            1-2
             June 30, 1996 and December 31, 1995

             Consolidated Statements of Operations for the
             Three Months and Six Months Ended June 30, 1996
             and 1995                                                      3

             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1996 and 1995                       4

             Notes to Consolidated Financial Statements                   5-9

             Management's Discussion and Analysis of                     10-20
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION                                             21



             SIGNATURES                                                    22

                         PART 1.  FINANCIAL INFORMATION
                         ------------------------------



                         MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                     ASSETS

                                                                          June 30,        December 31,
                                                                            1996             1995
                                                                        -----------      -----------
CURRENT ASSETS:
Cash and cash equivalents                                                  $35,959           $1,378
Accounts receivable (net of allowances
 of $24,180 and $24,786 for 1996 and 1995,
 respectively)                                                             363,151          413,057
Inventories                                                                399,474          561,230
Prepaid expenses and other current assets                                   14,118           17,919
Income taxes receivable                                                     13,043           35,116
Deferred income tax benefit                                                                   6,657
                                                                        ----------       ----------
 Total current assets                                                      825,745        1,035,357

PROPERTY AND EQUIPMENT, NET                                                 85,465           90,381

COST IN EXCESS OF NET ASSETS ACQUIRED, NET                                  91,009           93,287

OTHER ASSETS                                                                12,067           11,309
                                                                        ----------       ----------
TOTAL ASSETS                                                            $1,014,286       $1,230,334
                                                                        ==========       ==========


          See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30,        December 31,
                                                                           1996             1995
                                                                        ----------       ----------
CURRENT LIABILITIES:
Accounts payable                                                          $424,922         $621,990
Accrued liabilities                                                         70,786           71,483
Short-term debt                                                            231,524           21,620
Long-term debt - current                                                     4,296           35,000
Subordinated debt - current                                                  4,400            4,400
Deferred income taxes                                                          396
                                                                        ----------       ----------
 Total current liabilities                                                 736,324          754,493

Long-term debt                                                             134,373          299,271
Subordinated debt                                                           13,200           17,600
Capitalized lease obligations                                                4,765            4,504
                                                                        ----------       ----------
TOTAL LIABILITIES                                                          888,662        1,075,868

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
 shares; none issued or outstanding
Common stock, $.01 par value, authorized
 50,000,000 shares; outstanding, 30,013,500 and
 29,863,500 shares for 1996 and 1995, respectively                             300              299
Additional paid-in capital                                                 142,154          141,938
Retained earnings                                                           (5,701)          19,211
Cumulative translation adjustment                                          (11,129)          (6,982)
                                                                        ----------       ----------
Total stockholders' equity                                                 125,624          154,466
                                                                        ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,014,286       $1,230,334
                                                                        ==========       ==========

          See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                     1996            1995            1996            1995
                                                  ----------      ----------      ----------      ----------
NET SALES                                         $1,442,668      $1,379,864      $2,979,257      $2,834,758
COST OF SALES                                      1,363,081       1,294,389       2,812,447       2,656,060
                                                  ----------      ----------      ----------      ----------
GROSS PROFIT                                          79,587          85,475         166,810         178,698
SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES                              78,422          74,628         161,558         151,109
RESTRUCTURING CHARGE                                       0           4,271               0           9,333
                                                  ----------      ----------      ----------      ----------
OPERATING INCOME                                       1,165           6,576           5,252          18,256
INTEREST EXPENSE                                       9,595           9,274          19,472          19,733
OTHER EXPENSE                                          3,528           3,438          10,766           6,821
                                                  ----------      ----------      ----------      ----------
LOSS BEFORE
 INCOME TAXES                                        (11,958)         (6,136)        (24,986)         (8,298)
INCOME TAX BENEFIT                                       554           1,523              74           1,896
                                                  ----------      ----------      ----------      ----------
NET LOSS                                            $(11,404)        $(4,613)       $(24,912)        $(6,402)
                                                  ==========      ==========      ==========      ==========
NET LOSS PER SHARE                                    $(0.38)         $(0.16)         $(0.83)         $(0.22)
                                                  ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                29,878          29,734          29,871          29,724
                                                  ==========      ==========      ==========      ==========



           See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands) (Unaudited)

                                                                               Six Months Ended June 30,
                                                                               1996                  1995
                                                                             --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                     $(24,912)              $(6,402)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                                                 11,171                 9,858
 Provision for doubtful accounts                                                8,006                 9,068
 Deferred income taxes                                                            396                 2,610
Changes in assets and liabilities:
 Accounts receivable                                                           66,641                47,722
 Inventories                                                                  161,757                16,520
 Prepaid expenses and other assets                                             (6,968)                  116
 Income taxes receivable                                                       28,804                (5,570)
 Accounts payable                                                            (183,659)                8,375
 Accrued liabilities                                                             (510)               10,233
 Income taxes payable                                                                                (4,422)
                                                                             --------              --------
Net cash provided by operating activities                                      60,726                88,108
                                                                             --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                             (4,817)              (28,220)
Payment of earn out obligation from ComputerLand                              (13,409)
 acquisition
Cash proceeds from sale of Australian business                                  8,515
Other investing activities                                                      1,721                  (326)
                                                                             --------              --------
Net cash used for investing activities                                         (7,990)              (28,546)
                                                                             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving line of credit                                     785,850               467,721
Repayments under revolving line of credit                                    (750,850)             (538,406)
Net (repayments) borrowings under foreign bank facilities                     (21,487)                5,575
Proceeds from issuance of promissory notes                                      8,790
Repayment of senior notes                                                      (8,000)
Proceeds from sale of accounts receivable                                     (24,540)
Repayment under subordinated debt agreement                                    (4,400)                  306
Proceeds from issuance of common stock                                            217
                                                                             --------              --------
Net cash used in financing activities                                         (14,420)              (64,804)
                                                                             --------              --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (3,735)                2,030
                                                                             --------              --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                              34,581                (3,212)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                                         1,378                 3,533
                                                                             --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $35,959                  $321
                                                                             ========              ========

          See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc. ("Merisel" or the "Company") is a worldwide leader in the distribution of computer hardware and software products. In addition, the Company, through its wholly owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), is an aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers to ComputerLand franchisees and Datago resellers. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for the three and six month periods ended June 30, 1996 may not be indicative of the results of operations expected for the fiscal year ended December 31, 1996.

The information for the three and six months ended June 30, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   New Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

3.   Fiscal Periods

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The Company's three and six month periods ended nearest June 30, 1996 and 1995 were 13 and 26 week periods, respectively. For simplicity of presentation, the Company has described the interim periods and year-end period as of June 30, and December 31, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

4.   Restructuring Charge

During the first and second quarters of 1995, the Company recorded charges of $5,061,000 and $4,272,000, respectively, associated with resizing and restructuring several of the Company's operations. The aggregate charge of $9,333,000 consisted of $4,578,000 of severance charges for the involuntary termination of approximately 240 employees, $2,830,000 for anticipated warehouse closures in North America and $1,925,000 for the anticipated consolidation of certain warehouses in Europe. As of June 30, 1996, $4,367,000 of this amount remained in accrued liabilities.

5.   Acquisitions

On January 31, 1994, the Company, through its wholly owned subsidiary, Merisel FAB, acquired certain assets of the ComputerLand franchise and Datago aggregation businesses of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The Company paid $80,200,000 in cash at closing for the acquired assets and $2,100,000 of direct acquisition costs. In addition, on February 2, 1996 the Company paid Vanstar $13,409,000, which consisted of a negotiated settlement of the Company's earn out obligation under the original purchase agreement related to the ComputerLand Acquisition of $14,594,000, net of rebates of $1,185,000. The acquisition has been accounted for as a purchase. Under the purchase method of accounting, an allocation of the purchase price to the Merisel FAB assets and liabilities is required to reflect fair values. Based on an independent valuation prepared for the Company, $82,300,000 of the purchase price and $14,000,000 of the additional payment were allocated to intangible assets with an estimated aggregate life of 25 years. A total of $35,400,000 was allocated to Datago and $60,900,000 to ComputerLand. The ComputerLand portion of these intangible assets was subsequently written down by $30,000,000 in recognition of an impairment loss in the fourth quarter of 1995.

In connection with the ComputerLand Acquisition, Merisel FAB entered into a Distribution and Services Agreement (the "Services Agreement") with Vanstar whereby Vanstar provides significant distribution and other support services to the Franchise and Aggregation Business for a contractually agreed upon fee. Effective July 12, 1995, this agreement was extended until April 30, 1997. Under the terms of the Services Agreement extension, Merisel and Vanstar agreed that
(i) the extended credit terms under the Services Agreement would be increased to $31,400,000; and, (ii) the terms of the distribution fee would be adjusted. The amount of the extended credit will be reduced by a scheduled amount of $844,000 monthly through October 31, 1996. A final balance of $23,500,000 will be payable in four scheduled payments between May 15, 1997 and July 31, 1997. If an inventory reduction plan is agreed upon between the two parties, then the $23,500,000 may decrease on an accelerated basis.

6.   Sale of Accounts Receivable

The Company's wholly owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells trade receivables to its wholly owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

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

Effective October 16, 1995, Merisel U.K. Ltd. ("Merisel U.K.") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. In accordance with this agreement, Merisel U.K. sells receivables to the securitization company on an ongoing basis, which yields proceeds of up to 25,000,000 pounds sterling. The facility has no fixed expiration date but will expire no earlier than 18 months from the effective date following three to six months' prior written notice from the securitization company. Effective December 15, 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's Canadian subsidiary. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 1996 the total amount outstanding under these facilities was $250,782,000. Fees incurred in connection with the sale of accounts receivable for the three months and six months ended June 30, 1996 were $3,931,000 and $8,526,000, respectively, compared to $2,525,000 and $5,095,000 incurred for the three and six months ended June 30, 1995 and are recorded as other expense.

7.   Debt

At June 30, 1996, the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. ("Merisel Europe") had unsecured senior borrowing commitments, which, as amended, consisted of $92,000,000 of 9.58% senior notes (the "Senior Notes") by Merisel Americas, and a $138,000,000 revolving credit agreement (the "Revolving Credit Agreement") by Merisel Americas and Merisel Europe, all of which was outstanding. The Senior Notes and the Revolving Credit Agreement are due on May 31, 1997. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference rates plus a specified percentage. The combined average interest rate for the Revolving Credit Agreement at June 30, 1996 was approximately 8%. The Revolving Credit Agreement and the Senior Notes require that the Company pay a total of $10,000,000 on April 15, 1996, and $5,000,000 on each of May 5, 1996, June 5, 1996, July 5, 1996, August 5, 1996
and September 5, 1996, and a total of $65,000,000 on January 15, 1997. As of August 9, 1996 the Company was current with these required payments. The payments will be shared ratably by the banks under the Revolving Credit Agreement and the holders of the Senior Notes, although to the extent that the Company has not

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

borrowed the full amount available under the Revolving Credit Agreement, the banks' collective commitments under the Revolving Credit Agreement will be reduced by the ratable amounts without any payment by the Company. The Company is also required to pay a commitment fee on the unused available funds on the Revolving Credit Agreement. The Revolving Credit Agreement and the Senior Notes each contain various covenants, including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth, and place limitations on the acquisition of assets. The agreements also require the Company or certain of its subsidiaries to maintain certain specified financial ratios, including interest coverage, minimum adjusted tangible net worth, total debt equivalents to adjusted tangible net worth, inventory turnover, minimum accounts payable and minimum accounts payable to inventory.

At June 30, 1996, the Company had outstanding $125,000,000 principal amount of senior notes (the "Notes") due December 31, 2004. The Notes provide for an interest rate of 12.5% payable semiannually. The Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Indenture relating to the Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investment, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers. In addition, the restriction on dividend payments contained in the Senior Notes and the Revolving Credit Agreement could limit the ability of the Company to repay principal and interest on the Notes if, and to the extent that, such limitations prevent cash or other dividends from being paid to the holding Company. Further, in the event of a default under the Senior Notes and the Revolving Credit Agreement, payments of principal and interest on the Notes are prohibited.

At June 30, 1996 Merisel Americas had outstanding an aggregate of $17,600,000 of privately placed subordinated notes (the "Subordinated Notes"). The Subordinated Notes, as amended, provide for interest at the rate of 11.78% per annum and are repayable in four remaining equal annual installments with the next installment due January 1997. Commencing on September 10, 1996, accrued interest on the Subordinated Notes will be required to be paid quarterly, rather than semi-annually. The Subordinated Notes contain certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, or sell certain assets and prohibits the payment of dividends. The Subordinated Notes also incorporate the financial covenants contained in the Senior Notes and the Revolving Credit Agreement.

In connection with the preparation and reporting of the second quarter of 1996 results, the Company determined that a balance sheet convenant would need to be amended, which amendment was obtained.

At June 30, 1996 the Company had promissory notes outstanding with an aggregate balance of $15,061,000. The notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments commencing February 1, 1996, with balloon

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment. In addition, the Company and its subsidiaries have various unsecured lines of credit denominated in their local currencies. The Company had borrowings outstanding under such lines of credit of $132,000 and $43,446,000 at June 30, 1996 and 1995, respectively.

8. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the related period, including common stock options when dilutive.

9. Supplemental Disclosure of Cash Flow Information

Cash paid (received) for interest and income taxes for the six month periods ended June 30, 1996 and 1995 was as follows:

                                    1996              1995
                                  --------          --------
                                         (In Thousands)
Interest                          $ 21,452           $22,615
Income taxes                      $(28,066)          $ 2,714

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------

GENERAL
- -------

Merisel, Inc. (together with its subsidiaries, "Merisel" or the "Company") is a worldwide leader in the distribution of computer hardware and software products. Through its full-line, channel-specialized distribution business, Merisel combines the comprehensive product selection and operational efficiency of a full-line distributor with the customer support of a specialty distributor offering dedicated sales organizations to each of its customer groups. In addition, through its wholly owned subsidiary, Merisel FAB, Inc. ("Merisel FAB" or the "Franchise and Aggregation Business"), the Company is an aggregator, or master reseller, of computer systems and related products from major microcomputer manufacturers, including Apple, Compaq, Hewlett-Packard and IBM, to a network of approximately 730 independently owned computer product resellers in the United States.

The following table sets forth the percentage relationship that certain income and expense items bear to net sales and is derived from the consolidated statements of operations for the Company for the three and six months ended June 30, 1996 and 1995:

                                                Percentage of Net Sales
                                                -----------------------
                                        Three Months Ended     Six Months Ended
                                              June 30              June 30
                                           1996     1995         1996     1995
                                          ------   ------       ------   ------
Net sales                                 100.0%   100.0%       100.0%   100.0%
Cost of sales                              94.5     93.8         94.4     93.7
                                          ------   ------       ------   ------
Gross profit                                5.5      6.2          5.6      6.3
Selling, general and administrative
expenses                                    5.4      5.4          5.4      5.4
Restructuring charges                       0.0      0.3          0.0      0.3
                                          ------   ------       ------   ------
Operating income                            0.1      0.5          0.2      0.6
Interest expense                            0.7      0.7          0.7      0.7
Other expense                               0.3      0.2          0.3      0.2
                                          ------   ------       ------   ------
Loss before income taxes                   (0.9)    (0.4)        (0.8)    (0.3)
Income tax benefit                          0.1      0.1                   0.1
                                          ------   ------       ------   ------
Net loss                                   (0.8)%   (0.3)%       (0.8)%   (0.2)%
                                          ======   ======       ======   ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

RESULTS OF OPERATIONS
- ---------------------

Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30,
- -------------------------------------------------------------------------------
1995
- ----

Net sales increased 4.6% from $1,379,864,000 in 1995 to $1,442,668,000 in 1996.
Excluding the Company's Australian operations, which were sold effective January 1, 1996, the Company experienced a 6.9% increase in net sales. The increase in net sales was due to sales growth in existing distribution operations in all geographic regions resulting from the growth of the overall market for hardware and software products and an increase in the number of products certain vendors are selling through distribution. Net sales for the Franchise and Aggregation Business were $273,118,000 or 19% of consolidated net sales for the quarter ended June 30, 1996 compared to $294,758,000 or 21.4% for the same period in 1995.

Geographically, the Company's net sales for the quarter ended June 30, 1996, were as follows: United States, $969,210,000, or 67.2%; Canada, $132,862,000 or 9.2%; Europe, $264,283,000 or 18.3%; and other international markets, $76,313,000 or 5.3%. From 1995 to 1996, these geographic regions experienced sales growth rates of 4.9% (10.7% without the Franchise and Aggregation Business), 3.4%, 6.7% and (4.4)%, respectively. The negative growth rate in other international markets is due to the sale of the Company's Australian operations in the first quarter of 1996, with an effective date of January 1, 1996. Excluding the Australian business, the sales growth rate for other international markets was 53.3%. The Company's lower sales growth rate in Europe was partially the result of the weakening of the European currencies against the dollar in 1996 compared to 1995. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of the consolidated foreign subsidiaries into U.S. dollars is that of lower sales, costs and net income. After accounting for the effects of a stronger U.S. dollar when compared to the European currencies, the sales growth rate in European sales would have been 15.2%. The fluctuation of the U.S. dollar when compared to other world currencies did not have a material impact upon sales.

In the United States, including Merisel FAB, hardware and accessories accounted for 81% of net sales, and software accounted for 19% of net sales in the second quarter of 1995, which remained constant in 1996.

Gross profit decreased 6.9% from $85,475,000 in 1995 to $79,587,000 in 1996.
Gross profit as a percentage of sales, or gross margin, decreased from 6.2% in 1995 to 5.5% in 1996. In 1995, the gross margin as a percentage of sales for the Franchise and Aggregation Business and the Company's core distribution business was 4.3% and 6.7%, respectively, compared to 4.1% and 5.9% respectively, in 1996. The Company's core distribution business continued to experience worldwide competitive pricing pressures. The decrease in the Franchise and Aggregation Business' gross margin is the result of intense price competition and the effect of a revised pricing structure offered to new and existing franchisees to deal with this competition. The Company anticipates that it will continue to experience intense price competition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

In the fourth quarter of 1995, the Company recorded several large adjustments which reduced operating income, including a significant charge which resulted from adjustments to trade accounts payable balances. In the course of its business, Merisel reconciles its accounts payable balances to statements provided by its vendors. The accounts payable charge taken in the fourth quarter was related to adjustments for price protection, returns to vendors by Merisel and inventory receipt related issues, such as short-shipments, identified through the reconciliation process. An additional charge to gross profit of $2,200,000 was taken in the second quarter of 1996 related to these same issues. In February 1996 Merisel began implementing processes and procedures to address current system deficiencies and has engaged the assistance of outside consultants to assist in this process. In addition, management has committed additional resources to assist in collecting a part of the charge that may be determined to be recoverable.

Selling, general and administrative expenses ("SG&A") increased 5.0% from $74,628,000 in 1995 to $78,422,000 in 1996. SG&A as a percentage of net sales remained level at 5.4% in 1996. In 1995, SG&A as a percentage of sales for the Franchise and Aggregation Business and the Company's core distribution business was 3.5% and 5.9%, respectively, compared to 3.2% and 5.9%, respectively, in 1996. The absolute dollar increase in SG&A is due in part to the costs associated with the Company's 4.6% increase in net sales. In addition, in 1996 the Company incurred significant costs to prepare and implement the Company's 1996 business plan and to begin improving certain business processes, including the supplier account reconciliation process.

In response to pricing and gross margin pressures, the Company adopted a restructuring plan and recorded a total restructuring charge of $9,333,000 in the first half of 1995. Of this total, $4,271,000 was recorded in the quarter ended June 30, 1995, which represented 0.3% of net sales. The restructuring charge represented anticipated costs to be incurred associated with reductions in personnel and the closure and consolidation of warehouses. See Note 4 of Notes to Consolidated Financial Statements.

Operating income decreased 82.3% from $6,576,000 in 1995 to $1,165,000 in 1996. Operating income as a percentage of net sales was 0.48% in 1995 and 0.08% in 1996. In 1995, operating income (loss) as a percentage of sales for the Franchise and Aggregation Business and the Company's core distribution business was 0.74% and 0.41%, respectively, compared to 0.86% and (0.09)% respectively, in 1996. The decrease in consolidated operating income is the result of lower gross margins in both the Franchise and Aggregation Business and the core distribution business and the additional accounts payable charge of $2,200,000 taken in the second quarter of 1996.

Interest expense increased 3.5% from $9,274,000 in 1995 to $9,595,000 in 1996, and remained level at 0.7% of net sales. Interest expense remained level since the Company is financing an increased part of its business through asset sales pursuant to accounts receivable asset securitizations in various subsidiaries. The Company's average month-end bank borrowings increased 4% from $372,000,000 in 1995 to $398,335,000 in 1996. The increase in average

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

borrowings in 1996 reflected primarily the need to finance higher levels of working capital to support increased sales and the higher cash balance maintained by the Company.

Other expenses increased from $3,438,000 in 1995 to $3,528,000 in 1996. The increase was primarily attributable to fees incurred in connection with an increase in the Company's trade receivable securitizations in 1996. The increase in securitization fees is primarily attributable to an increase in the amount of net receivables sold. The average month end proceeds from accounts receivable sales under all of the Company's various facilities increased from $150,000,000 in 1995 to $268,895,000 in 1996.

The Company's tax benefit decreased from $1,523,000 in 1995 to $554,000 in 1996. The decrease reflects the limitation on tax benefits due to Net Operating Losses in excess of taxable income in the carryback periods. The Company's effective tax rate for the period ended June 30, 1995 was a benefit of 24.8%.

Net loss increased from $4,613,000 in 1995 to $11,404,000 in 1996. Net loss per share increased from $0.16 in 1995 to $0.38 in 1996.

Six Months Ended June 30, 1996 as Compared to the Six Months Ended June 30, 1995
- --------------------------------------------------------------------------------

Net sales increased 5.1% from $2,834,758,000 in 1995 to $2,979,257,000 in 1996.
Excluding the Company's Australian operations, which were sold effective January 1, the Company experienced a 7% increase in net sales. The increase in net sales was due to sales growth in existing distribution operations in all geographic regions resulting from the growth of the overall market for hardware and software products and an increase in the number of products certain vendors are selling through distribution. Net sales for the Franchise and Aggregation Business were $531,056,000 or 18% of consolidated net sales for the six months ended June 30, 1996 compared to $578,195,000 for the same period in 1995.

Geographically, the Company's net sales for the six months ended June 30, 1996 were generated as follows: United States, $1,931,021,000, or 64.8%; Canada, $310,553,000, or 10.4%; Europe, $588,162,000, or 19.8%; and other international markets, $149,521,000, or 5.0%. From 1995 to 1996, these geographic regions experienced sales growth rates as follows: United States, 3.8% (9.1% excluding Merisel FAB), Canada, 4.7%, Europe, 12.9% and other international markets, (4.3)%. The negative growth rate in other international markets is due to the sale of the Company's Australian operations in the first quarter of 1996, with an effective date of January 1, 1996. Excluding the Australian business, the sales growth rate for other international markets was 45.7%. The Company's lower sales growth rate in Europe was partially the result of the weakening of the European currencies against the dollar in 1996 compared to 1995. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of the consolidated foreign subsidiaries into U.S. dollars is that of lower sales, costs and net income. After accounting for the effects of a stronger U.S. dollar when compared to the European currencies, the sales growth rate in European sales would have been 18.5%. The fluctuation of the U.S. dollar when compared to other world currencies did not have a material impact upon sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

In the United States, including Merisel FAB, hardware and accessories accounted for 79% of net sales, and software accounted for 21% of net sales in the first half of 1995, as compared to 81% and 19%, respectively, in 1996.

Gross profit decreased 6.7% from $178,698,000 in 1995 to $166,810,000 in
1996. Gross profit as a percentage of sales or gross margin, decreased from 6.3% in 1995 to 5.6% in 1996. In 1995, the gross margin as a percentage of sales for the ComputerLand Franchise and Aggregation business and the Company's core distribution business was 4.2% and 6.9%, respectively, compared to 3.7% and 6.0%, respectively in 1996. The decrease in gross margin was due to the same factors summarized in the discussion of gross profit for the Three Months Ended June 30, 1996 and 1995.

SG&A increased 6.9% from $151,109,000 in 1995 to $161,558,000 in 1996. SG&A as a percentage of net sales remained at 5.4% in 1996. The absolute dollar increase in SG&A was primarily due to costs associated with the Company's 5.1% increase in net sales. SG&A as a percentage of sales for the ComputerLand Franchise and Aggregation Business decreased from 3.6% in 1995 to 3.5% in 1996. SG&A for Merisel's distribution business remained level at 5.8% in 1996.

In the first half of 1995, the Company adopted a restructuring plan to assess its cost structure in response to pricing and gross margin pressures and recorded a total restructuring charge of $9,333,000. The restructuring charge as a percentage of net sales was 0.3%. The restructuring charge represented costs incurred associated with reductions in personnel and the closure and consolidation of warehouses. See Note 4 to Notes to Consolidated Financial Statements.

Operating income decreased 71.2% from $18,256,000 in 1995 to $5,252,000 in 1996. Operating income as a percentage of net sales was 0.6% in 1995 and 0.2% in 1996. In 1995, operating income as a percentage of sales for the ComputerLand Franchise and Aggregation Business and the Company's core distribution business was 0.6% and 0.7%, respectively, compared to 0.1% and 0.2%, respectively, in 1996. The decrease in operating income as a percentage of net sales was due to the same factors summarized in the discussion of operating income for the Three Months Ended June 30, 1996.

Interest expense decreased 1.3% from $19,733,000 in 1995 to $19,472,000 in 1996 and decreased from 0.70% to 0.65% as a percentage of net sales in 1995 compared to 1996. The decrease in interest expense is attributable to the Company financing an increased part of its business through asset sales pursuant to account receivable asset securitizations in various subsidiaries.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

Other expenses increased 57.8% from $6,821,000 in 1995 to $10,766,000 in 1996, primarily due to an increase in fees of $3,431,000 incurred in connection with accounts receivable securitizations in 1996 and the same factors summarized in the discussion of interest expense for the Three Months Ended June 30, 1996 and 1995.

The Company's tax benefit decreased from $1,896,000 in 1995 to $74,000 in 1996. The decrease reflects the limitation on tax benefits due to Net Operating Losses in excess of taxable income in the carryback periods. The Company's effective tax rate for the period ended June 30, 1995 was a benefit of 22.8%.

Net loss increased from $6,402,000 in 1995 to $24,912,000 in 1996. Net loss per share increased from $0.22 in 1995 to a loss of $0.83 in 1996.

1996 BUSINESS PLAN
- ------------------

In April 1996, due to the substantial losses incurred for the fourth quarter and fiscal year ended December 31, 1995, Merisel was required to negotiate with the lenders under various of its financing agreements to amend such agreements and to waive certain defaults, which amendments and waivers were obtained. In connection with the negotiations with its lenders, Merisel developed a business plan for the remainder of fiscal 1996 that called for curtailing non-essential capital expenditures during 1996 in order to maximize cash flow.

Concurrently with the implementation of its business plan for 1996, Merisel has been actively exploring all of its strategic options with the assistance of Merrill Lynch & Co. These options have included, and continue to include, a sale of significant assets in geographic regions around the world, including Merisel FAB, which would enable Merisel to fund its remaining operations out of existing cash flow or restructured borrowings. The Company's future results of operations will depend, in part, on the results of those efforts.

The Company's 1996 business plan assumes that the Company will not experience any significant changes in payment terms to, or product availability from, its key vendors, however, there can be no assurance that significant changes will not occur. Any such deterioration, in the absence of the development of alternate financing sources or asset sales, could adversely impact the Company's cash flow and its future results of operations.

The preceding information constitutes forward looking information and actual results could differ materially from current expectations. Among the factors that could impact actual results are the following: additional adjustments related to the Company's ongoing supplier account reconciliation process; significant changes in payment terms to, or product availability from, the Company's key vendors; any further unanticipated charges associated with the Company's computer and operating systems; any asset dispositions or potential restructurings; and, any reduction in customer demand or deterioration of margins.

SYSTEMS AND PROCESSES
- ---------------------

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

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
- ------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company has financed its growth and cash needs primarily through borrowings, securitizations of its trade receivables and the public and private sales of its securities.

Net cash provided by operating activities during the six months ended June 30, 1996 was $60,726,000. The primary sources of cash from operating activities were decreases in inventories, accounts receivables and income taxes receivable of $161,757,000, $66,641,000 and $28,804,000, respectively. The primary uses of cash during the period were a net loss of $24,912,000 and a decrease in accounts payable of $183,659,000. Decreased inventory and accounts receivable levels resulted primarily from improved management of inventories and collections. The decrease in inventories also contributed to the decrease in accounts payable.

Net cash used for investing activities in 1996 was $7,990,000, consisting of payment of the Company's earn out obligation under the ComputerLand Acquisition of $13,409,000 and property and equipment expenditures of $4,817,000, partly offset by proceeds received of $8,515,000 from the sale of the Company's Australian operations. The expenditures for property and equipment were primarily for the upgrading of the Company's computer systems, expenditures for a new warehouse management system and the upgrading of existing facilities and leasehold improvements. The Company presently anticipates that its capital expenditures for

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

1996 will be approximately $12,885,000 consisting of costs of upgrading and modifying the new computer system and the new warehouse management systems in North America, development of new computer systems for the Company's European operations, and purchase of warehouse and other equipment in North America, Europe and Latin America. In addition, the Company has deferred non-essential capital expenditures to maximize its cash flow in 1996. See "--1996 Business Plan." The Company intends to finance its anticipated capital expenditures with funds from existing operations.

Net cash used in financing activities was $14,420,000, comprised of net borrowings under domestic revolving lines of credit of $35,000,000 and proceeds from the issuance of promissory notes of $8,790,000, partially offset by net repayments under foreign bank facilities of $21,487,000, the payment of the first installment of $4,400,000 of the Subordinated Notes (as defined below), and decrease in sale of trade accounts receivable of $24,538,000.

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

In addition, on October 16, 1995, Merisel U.K. Ltd. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. In accordance with this agreement, Merisel U.K. sells receivables to the securitization company on an ongoing basis, which yields proceeds of up to 25,000,000 pounds sterling. The facility has no fixed expiration date but will expire no earlier than 18 months from the effective date following three to six months' prior written notice from the securitization company. Effective December 15, 1995, Merisel Canada Inc. entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's Canadian subsidiary. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 1996 the total amount outstanding under these facilities was $250,782,000. Fees incurred in connection with the sale of accounts receivable for the quarter ended June 30, 1995 and 1996 were $2,525,000 and $3,931,000, respectively, and are recorded as other expense. As of June 30, 1996, the total proceeds from asset sales for the United States, United Kingdom, and Canadian securitization facilities were

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

$176,000,000, $23,084,000, and $51,698,000, respectively, which were near the maximum amounts that could be sold under such facilities at that time, based on the Company's eligible receivables, as defined in the various agreements. However, at June 30, 1996 the Company had cash and cash equivalents on hand of $35,959,000.

To provide capital for the Company's operating and investing activities, the Company and its subsidiaries maintain a number of credit facilities including the amended $138,000,000 unsecured revolving bank credit facility expiring on May 31, 1997 (the "Revolving Credit Agreement"). See Note 7 to Consolidated Financial Statements. At August 9, 1996, $132,000,000 was outstanding under this facility. The Company and its subsidiaries also maintain various local lines of credit, primarily to facilitate overnight and other short-term borrowings. The total amount of outstanding borrowings under these lines as of June 30, 1996 was $132,000.

At June 30, 1996 the Company and its subsidiaries also had outstanding $125,000,000 of 12.5% Senior Notes due December 31, 2004, $92,000,000 of 9.58%
senior notes due May 31, 1997 (the "Senior Notes") and $17,600,000 of 11.78% senior subordinated notes (the "Subordinated Notes") repayable in four remaining equal annual installments, with the next installment due January 1997.

As a result of the substantial losses incurred by the Company for the fourth quarter and fiscal year ended December 31, 1995, Merisel was required to obtain amendments with respect to certain covenants under the Revolving Credit Agreement, the purchase agreement related to the Senior Notes, the purchase agreement related to the Subordinated Notes, and the Receivables Purchase and Servicing Agreement, which amendments were obtained. In addition, in connection with the preparation and reporting of second quarter results, the Company determined that a balance sheet covenant would need to be amended, which amendment was obtained.

As a result of certain of these amendments, in April 1996, the rates on the Senior Notes and Subordinated Notes were increased to their current levels from 8.58% and 11.28%, respectively. See Note 7 to Consolidated Financial Statements. The Company's amended debt agreements with the lenders under the Revolving Credit Agreement, Senior Notes and Subordinated Notes also require principal payments of approximately $5,000,000 in the remainder of 1996 and $219,400,000 in 1997, based on the amounts outstanding at August 9, 1996.

In light of the significant principal payments required in 1997, as well as other obligations described herein the Company will not be able to finance its operations or amortize its debt in 1997 without engaging in significant asset sales, and either refinancing or restructuring its borrowings or obtaining new sources of financing, or some combination thereof, and there can be no assurance that it will be able to both accomplish such asset sales and restructure its debit. In addition, if the Company's 1996 business plan is not successfully implemented, the Company may need to obtain additional waivers from its lenders, or other sources of capital through asset sales, and there can be no assurance that such waivers or alternate sources of capital can be obtained.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar entered into a Distribution and Services Agreement (the "Services Agreement") pursuant to which Vanstar provides significant distribution and other support services to the Franchise and Aggregation Business for a contractually agreed upon fee. Effective July 12, 1995, this agreement was extended until April 30, 1997. Under the terms of the Services Agreement extension, Merisel and Vanstar agreed that
(i) the extended credit terms under the Services Agreement would be increased to $31,400,000; and (ii) the terms of the distribution fee would be adjusted. The amount of the extended credit will be reduced by a scheduled amount of $844,000 monthly through October 31, 1996. As of June 30, 1996, the Vanstar payable is $27,719,000. A final balance of $23,500,000 will be payable in four scheduled payments between May 15, 1997 and July 31, 1997. If an inventory reduction plan is agreed upon between the two parties, then the $23,500,000 may decrease on an accelerated basis. In addition, on February 2, 1996 the Company paid Vanstar $13,409,000 which consisted of a negotiated settlement of the Company's earn out obligation under the original purchase agreement related to the ComputerLand acquisition of $14,594,000, net of rebates of $1,185,000. See Note 5 to Consolidated Financial Statements.

ASSET MANAGEMENT
- ----------------

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

Historically the Company purchases foreign exchange contracts to minimize foreign exchange transaction gains and losses. To the extent such contracts are no longer made available to the Company, the Company cannot predict the resulting impact on its results of operations or financial condition.

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

COMPETITION
- -----------

Competition in the microcomputer products distribution industry is intense and is based primarily on price, brand selection, breadth and availability of product offering, financing options, speed of delivery, level of training and technical support, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based international distributors such as Ingram Micro, MicroAge and Tech Data Corporation; non-United States based international distributors such as Computer 2000; national distributors such as Gates/Arrow and regional distributors and franchisers. The Company competes internationally with a variety of national and regional distributors on a country-by-country basis. Merisel also competes with manufacturers that sell directly to computer resellers, sometimes at prices below those charged by Merisel for similar products.

The Franchise and Aggregation Business is subject to competition from other franchisers and aggregators in obtaining and retaining franchisees and third-party resellers, as well as competition from wholesale distributors with respect to sales of products to customers in the Franchise and Aggregation Business network. With respect to brand selection, the Company believes that an important factor in the Franchise and Aggregation Business' ability to attract customers is the fact that it is able to offer computer systems and other hardware products from Apple, Compaq, Hewlett-Packard and IBM. These manufacturers historically have sold their products directly to resellers and through a limited number of master resellers such as the Franchise and Aggregation Business. The loss of any of these manufacturers, or any change in the way any such manufacturer markets, prices or distributes its products, could have a material adverse effect on the Franchise and Aggregation Business' operations and financial results. The Franchise and Aggregation Business' principal competitors are Intelligent Electronics, MicroAge and Inacom, all of which maintain networks of franchisees and third-party dealers and which carry products of one or more of the Company's major manufacturers. Certain of the Franchise and Aggregation Business' competitors have greater financial resources than the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

In June 1994, Merisel, Inc. and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint on December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. The plaintiffs have appealed the dismissal. The parties' appellate briefing to the Ninth Circuit was completed on November 6, 1995. On June 4, 1996, the Ninth Circuit heard oral argument regarding the appeal.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

         10.50 Employment Agreement dated as of May 15, 1996 between Verilyn Smith and Merisel, Inc.

         27    Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 1996

                             Merisel, Inc.

                             By:  /s/ James L. Brill
                                  -------------------------------
                                  James L. Brill
                                  Senior Vice President, Finance,
                                  and Chief Financial Officer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)