Form 10-Q
period 1996-09-30
MERISEL INC /DE/
filed 1996-11-18
CIK 724941

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                   ---------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to ___________

                        Commission File Number 0-17156
                                               --------

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


Registrant's telephone number, including area code (310) 615-3080
-------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X           No
                               -----            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of Shares Outstanding
          Class                             November 1, 1996
          -----
Common Stock, $.01 par value                30,078,495 Shares

                                 MERISEL, INC.

                                     INDEX
                                     -----

                                                                          Page Reference
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets as of                                        1-2
          September 30, 1996 and December 31, 1995

          Consolidated Statements of Operations for the                              3
          Three Months and Nine Months Ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows for the                              4
          Nine Months Ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements                              5-11

          Management's Discussion and Analysis of                                12-25
          Financial Condition and Results of Operations

PART II   OTHER INFORMATION

PART II   OTHER INFORMATION                                                         26

          SIGNATURES                                                                28

                        PART 1.  FINANCIAL INFORMATION


                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                    ASSETS

                                           September 30,   December 31,
                                               1996            1995
                                           -------------   ------------
CURRENT ASSETS:
                                                $ 26,923     $    1,378

Cash and cash equivalents
Accounts receivable (net of allowances
  of $18,913 and $24,786 for 1996 and
   1995, respectively)                           195,895        413,057
Receivable from sale of assets                   123,261
Inventories                                      278,165        561,230
Prepaid expenses and other current                10,101         17,919
 assets
Income taxes receivable                            9,452         35,116
Deferred income tax benefit                                       6,657
                                                --------     ----------
   Total current assets                          643,797      1,035,357

PROPERTY AND EQUIPMENT, NET                       63,649         90,381

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                   44,168         93,287

OTHER ASSETS                                      10,830         11,309
                                                --------     ----------

TOTAL ASSETS                                    $762,444     $1,230,334
                                                ========     ==========

          See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September 30,                 December 31,
                                                           1996                         1995
                                                      -------------                 ------------
CURRENT LIABILITIES:
Accounts payable                                          $ 320,767                   $  621,990
Accrued liabilities                                          58,088                       71,483
Short-term debt                                                                           21,620
Long-term debt - current                                     80,000                       35,000
Subordinated debt - current                                   4,400                        4,400
                                                          ---------                   ----------
   Total current liabilities                                463,255                      754,493

Long-term debt                                              272,705                      299,271
Subordinated debt                                            13,200                       17,600
Capitalized lease obligations                                                              4,504
                                                          ---------                   ----------
TOTAL LIABILITIES                                           749,160                    1,075,868

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
   shares; none issued or outstanding
Common stock, $.01 par value, authorized
  50,000,000 shares; outstanding, 30,078,495 and
  29,863,500 shares for 1996 and 1995, respectively             300                          299
Additional paid-in capital                                  142,154                      141,938
(Accumulated deficit)Retained earnings                     (122,839)                      19,211
Cumulative translation adjustment                            (6,331)                      (6,982)
                                                          ---------                   ----------
Total stockholders' equity                                   13,284                      154,466
                                                          ---------                   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 762,444                   $1,230,334
                                                          =========                   ==========

          See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                               Three Months Ended               Nine Months Ended
                                   September 30,                  September 30,
                                1996         1995                1996        1995
                              ----------   ----------          ----------  ----------
NET SALES                     $1,393,532   $1,544,018          $4,372,789  $4,378,776

COST OF SALES                  1,336,339    1,454,765           4,148,786   4,110,825
                              ----------   ----------          ----------  ----------

GROSS PROFIT                      57,193       89,253             224,003     267,951

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES         84,082       75,205             245,640     226,314

RESTRUCTURING CHARGE                                                            9,333

IMPAIRMENT LOSS                   40,000                           40,000
                              ----------   ----------          ----------  ----------

OPERATING(LOSS) INCOME           (66,889)      14,048             (61,637)     32,304

LOSS ON SALE OF EUROPEAN,
MEXICAN AND LATIN AMERICAN
OPERATIONS                        33,455                           33,455

INTEREST EXPENSE                   9,613       11,229              29,085      30,962

OTHER EXPENSE                      5,726        2,953              16,492       9,774
                              ----------   ----------          ----------  ----------
LOSS BEFORE
   INCOME TAXES                 (115,683)        (134)           (140,669)     (8,432)

INCOME TAX  PROVISION
 (BENEFIT)                         1,455          119               1,381      (1,777)
                              ----------   ----------          ----------  ----------

NET LOSS                      $ (117,138)   $    (253)         $ (142,050) $   (6,655)
                              ==========    ==========         ==========  ==========

NET LOSS PER SHARE            $    (3.90)   $   (0.01)         $    (4.75) $    (0.22)
                              ==========    ==========         ==========  ==========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING          30,038        29,819             29,924      29,756
                              ==========    ==========         ==========  ==========

          See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                        ------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                            Nine Months Ended September 30,
                                                               1996                1995
                                                            ---------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $  (142,050)          $  (6,655)
Adjustments to reconcile net loss to net
   cash provided by operating
   activities:
   Depreciation and amortization                                  15,584              15,289
   Provision for doubtful accounts                                15,451              12,216
   Deferred income taxes                                           1,086                (150)
   Impairment loss                                                40,000
   Loss on sale of European, Mexican
    and Latin American businesses                                 33,455

Changes in assets and liabilities:
   Accounts receivable                                           103,639            (112,044)
   Inventories                                                   205,450            (146,642)
   Prepaid expenses and other assets                             (15,274)             (2,376)
   Income taxes receivable                                        30,913              (4,692)
   Accounts payable                                             (242,084)            336,353
   Accrued liabilities                                            (3,064)             18,537
   Income taxes payable                                                0              (4,422)
                                                             -----------           ---------
Net cash provided by operating activities                         43,106             105,414
                                                             -----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                (9,052)            (39,235)
Proceeds from the sale of property and                             5,976
 equipment
Payment of earn out obligation from ComputerLand acquisition     (13,409)
Cash proceeds from sale of Australian business                     8,515
Sale of unconsolidated investment                                                        800
Other investing activities                                         1,811                (753)
                                                             -----------           ---------
Net cash used for investing activities                            (6,159)            (39,188)
                                                             -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving line of credit                      1,192,650             673,641
Repayments under revolving line of credit                     (1,166,650)           (764,326)
Net (repayments) borrowings under other bank facilities          (15,170)             21,316
Repayment of senior notes                                        (14,000)
Repayment under subordinated debt agreement                       (4,400)
Proceeds from issuance of common stock                               215                 327
                                                             -----------           ---------
Net cash used in financing activities                             (7,355)            (69,042)
                                                             -----------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (4,047)                750
                                                             -----------           ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               25,545              (2,066)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                          1,378               3,533
                                                             -----------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    26,923           $   1,467
                                                             ===========           =========

          See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc. ("Merisel" or the "Company") is a leader in the distribution of computer hardware and software products. In addition, the Company, through its wholly owned subsidiary, Merisel FAB, Inc. ("Merisel FAB" or the "Franchise and Aggregation Business"), is an aggregator, or master reseller, of computer systems and related products from major computer manufacturers to ComputerLand franchisees and Datago resellers. The consolidated financial statements include the accounts of Merisel and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for the three months and nine months ended September 30, 1996 may not be indicative of the results of operations expected for the fiscal year ended December 31, 1996.

The information for the three months and nine months ended September 30, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   New Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

3.   Fiscal Periods

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The Company's three and nine month periods ended nearest September 30, 1996 and 1995 were 13 and 39 week periods, respectively. For simplicity of presentation, the Company has described the interim periods and year-end period as if the quarter ended on September 30, and the year ended on December 31, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

4.   Impairment Loss

In the quarter ended September 30, 1996, the Company determined that a portion of the carrying value for certain of its identifiable intangible assets will not be recovered from their use in future operations. Accordingly, these assets were written down to their fair values as of September 30, 1996. An impairment was recognized on the intangible assets of the Franchise and Aggregation Business, due to declining sales growth, margins and earnings, and the resulting negative trend in projected cash flows. The intangible assets of the Franchise and Aggregation Business were acquired in January 1994 (see Note 7) and had a net book value of $57,600,000 at September 30, 1996, prior to the write down. Fair value of the intangible assets was measured by discounting future expected cash flows, which resulted in a required write down of $40,000,000. An impairment loss of $30,000,000 associated with these assets was previously recorded in the fourth quarter of 1995.

5.   Dispositions

On October 4, 1996, Merisel completed the sale of substantially all of its European, Mexican and Latin American businesses (such businesses are referred to herein as "EML") to CHS Electronics, Inc. ("CHS"). The sale was effective as of September 27, 1996. A loss of $33,455,000, which includes approximately $7,400,000 of direct costs, was recorded on such sale. The sale price, computed based on the September 30, 1996 combined closing balance sheet of EML, was $149,500,000, consisting of (i) $123,200,000 in cash, of which $16,500,000 is being retained by CHS, subject to completion of the closing balance sheet audit of EML, and (ii) the assumption of Merisel's European asset securitization agreement against which $26,300,000 was outstanding at September 30, 1996. The purchase price is subject to adjustment, based on the results of the closing balance sheet audit.

Following is summarized pro forma operating results assuming that the Company had sold EML as of January 1, 1995.

                                            Three Months Ended            Nine Months Ended
                                               September 30                 September 30
                                            1996          1995             1996          1995
                                         ---------    ----------      ------------   -----------
Net Sales                                $1,071,043    $1,210,053       $3,312,618    $3,367,845
(Loss) Income Before Taxes                  (76,332)        3,172         (101,534)          514
Net (Loss) Income                           (77,787)        3,053         (102,258)         (229)

Net (Loss) Income Per Share              $    (2.59)   $      .10       $    (3.42)   $     (.01)
Weighted Average Shares Outstanding          30,038        29,819           29,924        29,756
                                                       (In Thousands, Except Share Data)

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

EML is not an incorporated entity for which historical financial statements were prepared. The historical balances used in preparing the above proforma balances represent combined balances obtained from the separate unaudited financial statements for the individual entities comprising EML. The proforma results include adjustments for general and administrative expenses that would not have been eliminated due to the sale of EML. The proforma adjustments also include adjustments for amortization of intangible assets and for interest expense on debt repaid with a portion of the proceeds from the sale, net of the effect of an interest rate increase resulting from the renegotiation of certain debt agreements as a result of the sale.

6.   Restructuring Charge

During the first six months of 1995, the Company recorded charges of $9,333,000 associated with resizing and restructuring several of the Company's operations. The charge consisted of $4,578,000 of severance charges for the involuntary termination of approximately 240 employees, $2,830,000 for anticipated warehouse closures in North America and $1,925,000 for the anticipated consolidation of certain warehouses in Europe.

As a result of the Company's sale of EML (see Note 5), the Company's intentions regarding its restructuring plan changed. In connection with such sale, approximately $1,900,000 of the unused restructuring charge related to EML was reversed and is offset against the loss on the sale of EML. The remaining unused restructuring charge of approximately $2,200,000 was used to offset severance costs associated with corporate downsizing as a result of the sale of EML and for fees related to the sale. As of September 30, 1996, approximately $1,057,000 of these charges remained in accrued liabilities.

7.   Acquisitions

On January 31, 1994, the Company, through its wholly owned subsidiary, Merisel FAB, acquired certain assets of the ComputerLand franchise and Datago aggregation businesses of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The Company paid $80,200,000 in cash at closing for the acquired assets and $2,100,000 of direct acquisition costs. In addition, on February 2, 1996 the Company paid Vanstar $13,409,000, which consisted of a negotiated settlement of the Company's earn out obligation under the original purchase agreement related to the ComputerLand Acquisition of $14,594,000, net of rebates of $1,185,000. The acquisition has been accounted for as a purchase. Under the purchase method of accounting, an allocation of the purchase price to the Merisel FAB assets and liabilities is required to reflect fair values. Based on an independent valuation prepared for the Company, $82,300,000 of the purchase price and $14,000,000 of the additional payment were allocated to intangible assets with an estimated aggregate life of 25 years. In the fourth quarter of 1995, the Company wrote down a portion of these assets by $30,000,000 in recognition of an impairment loss. In the quarter ended September 30, 1996, an additional impairment loss of $40,000,000 was recognized related to these assets.

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

8.   Sale of Accounts Receivable

The Company's wholly owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells trade receivables to its wholly owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which upon its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. This facility expires in October 2000. As a result of the substantial losses incurred by the Company for the three months and nine months ended September 30, 1996, Merisel Americas and Merisel Capital Funding were required to, and did obtain, amendments and waivers with respect to certain covenants under this facility.

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

Effective October 16, 1995, Merisel U.K. Ltd. ("Merisel U.K.") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. This facility, including $26,300,000 outstanding thereunder, was assumed by CHS in connection with the purchase of EML.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 1996, the total amount outstanding under these facilities, excluding amounts assumed by CHS, was $240,995,000. Fees incurred in connection with the sale of accounts receivable under these three facilities for the three months and nine months ended September 30, 1996 were $3,746,000 and $12,272,000, respectively, compared to $2,652,000 and $7,747,000 incurred for the three months and nine months ended September 30, 1995 and are recorded as other expense.

9.   Debt

At September 30, 1996, the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. ("Merisel Europe") had unsecured senior borrowing commitments, which as amended, consisted of $86,000,000 of 9.58% senior notes (the "Senior Notes") by Merisel Americas, and a $129,000,000 revolving credit agreement (the Revolving Credit Agreement") by Merisel Americas and Merisel Europe, all of which was outstanding. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference rates plus a specified percentage. The average interest rate for the Revolving Credit Agreement at September 30, 1996 was approximately 8.45%. In the three months and nine months ended September 30, 1996, the Company paid a total of $15,000,000 and $35,000,000, respectively, in aggregate scheduled amortization payments under the Senior Notes and Revolving Credit Agreement.

On October 4, 1996, the Company amended the Senior Notes and the Revolving Credit Agreement and used a portion of the proceeds received from the sale of EML to permanently reduce the outstanding borrowings on the Senior Notes and the Revolving Credit Agreement by $29,000,000 and $43,500,000, respectively, resulting in a principal balance outstanding of $57,000,000 and $85,500,000, respectively. As amended these agreements require that the Company make an aggregate of five consecutive principal payments of $1,500,000 each, on the fifth calendar day of each month from February through June, 1997 plus an additional principal repayment of $7,500,000 on January 2, 1998. As amended, the Senior Notes and Revolving Credit Agreement provide that if the Company makes the June 30, 1997 interest payment on its 12.50% senior notes due December 31, 2004 (the "Notes") at any time before January 31, 1998, then the Company shall make an aggregate principal repayment of an additional $40,000,000 on the Senior Notes and the Revolving Credit Agreement. The Senior Notes and the Revolving Credit Agreement are due in full on January 31, 1998. In addition, the interest rate on the Senior Notes increased to 11.5% and the Revolving Credit Agreement interest rate increased by 2.35%. The amendments also provide that certain tax refunds and asset sale proceeds when received by the Company shall be used to permanently prepay the Senior Notes and Revolving Credit Agreement. The principal repayments will be shared ratably by the lenders under the Revolving Credit Agreement and the holders of the Senior Notes.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The Senior Notes and the Revolving Credit Agreement each contain various covenants, including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth, and place limitations on the acquisition of assets. These agreements also require the Company or certain of its subsidiaries to maintain certain specified financial ratios. Such financial ratios include: interest coverage; minimum adjusted tangible net worth; minimum earnings before interest, taxes, depreciation, amortization and securitization expense; total debt equivalents to adjusted tangible net worth; inventory turnover; minimum accounts payable; and minimum accounts payable to inventory. As a result of the substantial losses incurred by the Company for the three months and nine months ended September 30, 1996, the Company was required to obtain, and did obtain waivers of various covenants, including financial ratio covenants, contained in the Senior Notes and the Revolving Credit Agreement for the Company's third fiscal quarter of 1996, and amendments of such covenants for future periods.

At September 30, 1996, the Company had outstanding $125,000,000 principal amount of the Notes due December 31, 2004. The Notes provide for an interest rate of 12.5% payable semiannually. By virtue of being an obligation of the Company, the Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Indenture relating to the Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers. Without a restructuring or refinancing of the Company's debt, the Company may be unable to make its June 30, 1997 interest payment on the Notes and the additional $40,000,000 repayment on the Senior Notes and the Revolving Credit Agreement required before such interest payment can be made. In addition, the restriction on dividend payments contained in the Senior Notes Agreement and the Revolving Credit Agreement could limit the ability of the Company to repay principal and interest on the Notes if, and to the extent that, such limitations prevent cash or other dividends from being paid to the Company. Further, in the event of a default under the Senior Notes agreement and the Revolving Credit Agreement, payments of principal and interest on the Notes are prohibited.

At September 30, 1996 Merisel Americas had outstanding an aggregate of $17,600,000 of privately placed subordinated notes (as amended, the "Subordinated Notes"). The Subordinated Notes, as amended, provide for interest at the rate of 11.78% per annum and are repayable in four remaining equal annual
installments with the next installment due January 1997.   Commencing on
September 10, 1996, accrued interest on the Subordinated Notes is required to be paid quarterly, rather than semi-annually. The Subordinated Notes agreement contain certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, or sell certain assets and prohibit the payment of dividends. The Subordinated Notes also incorporate the financial covenants contained in the Senior Notes agreement and the Revolving Credit Agreement. In connection with the amendment of the Revolving Credit Agreement and the Senior Notes described above, the Company was required to obtain, and did obtain an amendment of the Subordinated Note Purchase Agreement.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

At September 30, 1996, the Company had promissory notes outstanding with an aggregate balance of $10,528,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments commencing February 1, 1996, with payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment. In addition, the Company had a capitalized real property lease in the amount of approximately $2,200,000, which was repaid on October 17, 1996. At September 30, 1995, the Company and its subsidiaries had outstanding $59,186,936 under various unsecured lines of credit denominated in local currencies.

10.  Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the related period, including common stock options when dilutive.

11.  Supplemental Disclosure of Cash Flow Information

Cash paid (received) for interest and income taxes for the nine month periods ended September 30, 1996 and 1995 was as follows:

                         1996               1995
                         ----               ----
                             (In Thousands)
      Interest            $ 36,208           $29,498
      Income taxes        $(30,370)          $ 7,034

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL; LOSS ON SALE OF ASSETS
-------------------------------

Merisel, Inc. together with its subsidiaries ("Merisel" or the "Company") is a leader in the distribution of computer hardware and software products. Through its full line, channel-specialized distribution business, Merisel combines the comprehensive product selection and operational efficiency of a full-line distributor with the customer support of a specialty distributor offering a dedicated sales organization to each of its customer groups. In addition, through its wholly owned subsidiary, Merisel FAB, Inc. ("Merisel FAB" or the "Franchise and Aggregation Business"), the Company is an aggregator, or master reseller, of computer systems and related products from major computer manufacturers, including Apple, Compaq, Hewlett-Packard and IBM, to a network of approximately 730 independently owned computer product resellers in the United States.

In April 1996, in order to comply with the requirements of its lenders, Merisel developed a business plan for the remainder of fiscal 1996 that sought to maximize cash flow by controlling costs, curtailing non-essential capital expenditures, eliminating investments and disposing of assets. On October 4, 1996, Merisel completed the sale of substantially all of its European, Mexican and Latin American businesses (such businesses are referred to herein as "EML") to CHS Electronics, Inc. ("CHS"). The sale was effective as of September 27, 1996. A loss of $33,455,000, which includes approximately $7,400,000 of direct costs, was recorded on such sale. The sale price, computed based on the September 30, 1996 combined closing balance sheet of EML, was $149,500,000, consisting of (i) $123,200,000 in cash, of which $16,500,000 is being retained by CHS, subject to completion of the closing balance sheet audit of EML, and
(ii) the assumption of Merisel's European asset securitization agreement against which $26,300,000 was outstanding at September 30, 1996. The purchase price is subject to adjustment based on the results of the closing balance sheet. In addition, in March 1996 the Company sold its Australian operations. Merisel's only remaining investment outside of North America is a minority interest in a distribution business in Russia.

As a result of these asset dispositions, Merisel is now a North American distributor of computer hardware and software products. In 1995, the North American Business (as defined below) produced $4.6 billion in revenue and the Former Operations (as defined below) produced $1.4 billion in revenue. As the North American Business represents the ongoing business of the Company, the following discussion and analysis will compare the results of operations for the three months and nine months ended September 30, 1996 for the North American Business only. As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States, Canadian and FAB operations, the term "Distribution Business" refers to Merisel's United States and Canadian distribution businesses and the term "Former Operations" refers to those operations disposed of by Merisel in 1996, namely EML and the Australian operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 as Compared to the Three Months Ended
---------------------------------------------------------------------------
September 30, 1995.
-------------------

The following table sets forth the unaudited results of operations for the North American Business and for the Former Operations for the three months ended September 30, 1996 and September 30, 1995.

                                       Three Months Ended                        Three Months Ended
                                       September 30, 1996                        September 30, 1995
                                   (In Thousands) (Unaudited)                (In Thousands) (Unaudited)
                                North                                    North
                              American       Former      Consolidated  American      Former      Consolidated
                              Business     Operations       Total      Business    Operations       Total
Net Sales                    $1,071,043      $322,489    $1,393,532    $1,210,052     $333,966      $1,544,018
Cost of Sales                 1,035,252       301,087     1,336,339     1,144,350      310,415       1,454,765
                             ----------      --------    ----------    ----------     --------      ----------
Gross Profit                     35,791        21,402        57,193        65,702       23,551          89,253
SG&A Expenses                    61,508        22,574        84,082        51,278       23,927          75,205
Impairment Loss                  40,000                      40,000
                             ----------      --------    ----------    ----------     --------      ----------
Operating (Loss) Income
                             $  (65,717)     $ (1,172)   $  (66,889)   $   14,424     $   (376)     $   14,048

For the quarter ended September 30, 1996, net sales for the North American Business decreased by 11.5% from $1,210,052,000 in the quarter ended September 30, 1995 to $1,071,043,000 in the quarter ended September 30, 1996. Net sales decreased by 14.5% in the United States, increased by 13.4% in Canada and decreased by 14.3% in the Franchise and Aggregation Business. In the third quarter of 1995, the North American Business sold approximately $156,000,000 of Microsoft Windows'95 following its launch in August 1995. Without this additional revenue, net sales would have decreased in the United States by 0.5%, increased in Canada by 25.1% and decreased for the Franchise and Aggregation Business by 14.3%. The Company also lost market share, in the North American Business due to competitive pressure, liquidity constraints and cost controls implemented by the Company, which curtailed sales growth. Canadian sales growth in 1996 was positively impacted by reduced sales in 1995 related to Canada's implementation of SAP software.

In the North American Business, hardware and accessories accounted for 80% of net sales and software accounted for 20% of net sales in the third quarter of 1996, as compared to 71% and 29% for the same categories, respectively, in the third quarter of 1995. Software sales were a larger percentage of total sales in the prior year, primarily due to the Microsoft Windows'95 launch.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

Gross profit for the North American Business decreased 45.5% from $65,702,000 in 1995 to $35,791,000 in 1996. Gross profit as a percentage of sales or gross margin, decreased from 5.4% in 1995 to 3.3% in 1996. In 1995, the gross profit as a percentage of sales for the Franchise and Aggregation Business and the Distribution Business was 3.5% and 6.7%, respectively, compared to 3.5% and
3.3%, respectively, in 1996.   The decrease in gross profit is in part
attributable to $13,400,000 related to customer dispute issues in the United States and $9,600,000 of vendor reconciliation adjustments and other issues. Without these items, gross profit as a percentage of sales would have been 5.5% for the Distribution Business. The Company's Distribution Business continued to experience competitive pricing pressures. The decrease in the Franchise and Aggregation Business' gross profit as a percentage of sales is the result of intense price competition.

Selling, general and administrative expenses for the North American Business increased by 20.0% from $51,278,000 in the third quarter of 1995 to $61,508,000 in the third quarter of 1996. The $10,230,000 increase is due to severance costs associated with carrying out the Company's 1996 business plan and strategies, and to continuing professional fees and other costs to develop business plans and strategies and to improve certain business processes. Additionally, the Company incurred increased expenses associated with its new computer operating system.

In the third quarter of 1996, Merisel recorded a $40,000,000 asset impairment adjustment related to the goodwill associated with Merisel FAB. This writedown of goodwill is in addition to the $30,000,000 writedown taken in the fourth quarter of 1995. This additional writedown was a result of declining sales growth, margins and earnings, and the resulting negative trend in projected cash flows for the Franchise and Aggregation Business.

As a result of the above items, operating income for the North American Business of $14,424,000 in the third quarter of 1995 decreased to an operating loss of $65,717,000 in the third quarter of 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

Nine Months Ended September 30, 1996 as Compared to the Nine Months Ended
-------------------------------------------------------------------------
September 30, 1995
------------------

The following table sets forth the unaudited results of operations for the North American Business and for the Former Operations for the nine months ended September 30, 1996 and September 30, 1995.

                                         Nine Months Ended                             Nine Months Ended
                                         September 30, 1996                           September 30, 1995
                                     (In Thousands) (Unaudited)                   (In Thousands) (Unaudited)
                                North                                       North
                              American           Former     Consolidated  American          Former      Consolidated
                              Business         Operations      Total      Business        Operations       Total
                                             (in thousands)                              (in thousands)
Net Sales                    $3,312,618        $1,060,171   $4,372,789    $3,367,845       $1,010,931      $4,378,776
Cost of Sales                 3,161,837           986,949    4,148,786     3,171,371          939,454       4,110,825
                             ----------        ----------   ----------    ----------       ----------      ----------
Gross Profit                    150,781            73,222      224,003       196,474           71,477         267,951
SG&A Expenses                   174,320            71,320      245,640       155,304           71,010         226,314
Restructuring charges                                                          5,228            4,105           9,333
Impairment Loss                  40,000                         40,000
                             ----------        ----------   ----------    ----------       ----------      ----------
Operating (Loss) Income
                             $  (63,539)       $    1,902   $  (61,637)   $   35,942       $   (3,638)     $   32,304

For the nine months ended September 30, 1996, net sales for the North American Business decreased by 1.6% from 3,367,845,000 in the nine months ended September 30, 1995, to $3,312,618,000 in the nine months ended September 30, 1996. Net sales increased by 0.1% in the United States, increased by 7.3% in Canada and decreased by 10.2% in the Franchise and Aggregation Business. In the nine months ended September 30, 1995, the North American Business sold approximately $156,000,000 of Microsoft Windows'95 following its launch in August 1995. Without this additional revenue, net sales would have increased in the United States by 5.8%, increased in Canada by 10.4% and decreased for the Franchise and Aggregation Business by 10.2%. The Company also lost market share in the North American Business due to competitive pressures, liquidity constraints and cost controls implemented by the Company which curtailed sales growth. Canadian sales growth in 1996 was positively impacted by reduced sales in 1995 related to Canada's implementation of SAP software.

In the North American Business, hardware and accessories accounted for 80% of net sales, and software accounted for 20% of net sales in the nine months ended September 30, 1996, as compared to 75% and 25% for the same categories, respectively, in the first nine months of 1995. Software sales were a larger percentage of total sales in the prior year primarily due to the Microsoft Windows'95 launch.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

Gross profit for the North American Business decreased 23.3% from $196,474,000 in 1995 to $150,781,000 in 1996. Gross profit as a percentage of sales or gross margin, decreased from 5.8% in 1995 to 4.6% in 1996. In 1995, gross profit as a percentage of sales for the Franchise and Aggregation Business and the Distribution Business was 4.0% and 6.5%, respectively, compared to 3.6% and 4.8%, respectively, in 1996. The decrease in gross profit is in part attributable to a $13,400,000 charge related to customer dispute issues in the U.S. and $9,600,000 of vendor reconciliation adjustments and other issues in Canada. Without these items, gross profit as a percentage of sales would have been 5.3% for the Distribution Business. The Company's Distribution Business continued to experience competitive pricing pressures. The decrease in the Franchise and Aggregation Business' gross profit as a percentage of sales is the result of intense price competition and the effect of a revised pricing structure offered to new and existing franchisees to deal with this competition. The Company anticipates that it will continue to experience intense price competition.

Selling, general and administrative expenses for the North American Business increased by 12.2% from $155,304,000 in the nine months ended September 30, 1995 to $174,320,000 in the nine months ended September 30, 1996. The $19,016,000 increase is due to severance costs associated with carrying out the Company's 1996 business plan and strategy, professional costs incurred to prepare the Company's business plans and strategies, and continuing professional fees and other costs to improve certain business processes including the supplier account reconciliation process. Additionally, the Company incurred increased expenses associated with its new computer operating system.

In the third quarter of 1996, Merisel recorded a $40,000,000 asset impairment adjustment related to the goodwill associated with Merisel FAB. This writedown of goodwill is in addition to the $30,000,000 writedown taken in the fourth quarter of 1995. This additional writedown was a result of declining sales growth, margins and earnings, and the resulting negative trend in projected cash flows for the Franchise and Aggregation Business.

As a result of the above items, operating income for the North American Business of $35,942,000 in the nine months ended September 30, 1995 decreased to an operating loss of $63,539,000 in the nine months ended September 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)


INTEREST EXPENSE; OTHER EXPENSE; AND INCOME TAX PROVISION

Interest expense for the Company, including the Former Operations, decreased 14.4% from $11,229,000 in the quarter ended September 30, 1995 to $9,613,000 in the quarter ended September 30, 1996 and remained level at 0.7% of net sales. For the nine months ended September 30, 1996, interest expense decreased 6.0% from $30,962,000 in 1995 to $29,085,000 in 1996 and remained unchanged at 0.7%
of net sales. The Company's average month-end borrowings increased 4% from $384,000,000 in 1995 to $397,600,000 in 1996. The increase in average borrowings in 1996 reflected primarily the need to finance higher levels of working capital to support increased sales and the higher cash balance maintained by the Company.borrowings in 1996 is primarily the result of the higher cash balances maintained by the Company. The decrease in interest expense is primarily due to lower interest expense related to customer flooring arrangements.

Other expenses for the Company, including Former Operations, increased from $2,953,000 in the three months ended September 30, 1995 to $5,726,000 for the same period in 1996. Other expenses for the Company, including the Former Operations, increased from $9,774,000 in the nine months ended September 30, 1995, to $16,492,000 for the same period in 1996. The increase was primarily attributable to fees incurred in connection with an increase in the Company's trade receivable securitizations in 1996. The increase in securitization fees is primarily attributable to an increase in the amount of net receivables sold. The average month end proceeds from proceeds from accounts receivable sales under all of the Company's various facilities increased from $150,000,000 in 1995 to $266,214,000 in 1996.

The income tax provision increased from a benefit of $1,777,000 for the nine months ended September 30, 1995 to an expense of $1,341,000 for the same period in 1996. The Company has not recognized a tax provision benefit with respect to its current losses, due to having exhausted its ability to carryback those losses and obtain refunds of taxes paid in prior years. Further, the Company has recognized tax provision expense that primarily represents the establishment of a valuation allowance against a previously recognized state deferred tax asset.

CONSOLIDATED LOSS

On a consolidated basis for the Company, including the Former Operations, net loss increased from $6,655,000 in 1995 to $142,050,000 in 1996. Net loss per share increased from $0.22 in 1995 to $4.75 in 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

1996 BUSINESS PLAN
------------------

In April 1996, in order to comply with the requirements of its lenders, Merisel developed a business plan for the remainder of fiscal 1996 that sought to maximize cash flow by controlling costs, curtailing non-essential capital expenditures, limiting investments and disposing of assets. On October 4, 1996, the Company completed the sale of substantially all of the Company's European, Mexican and Latin American businesses. Merisel applied $72,500,000 of the proceeds from the sale of EML subsequent to the end of the quarter to permanently reduce its outstanding senior bank debt and senior privately issued debt. In connection with the sale, the Company also made several amendments to its lending agreements. See "Liquidity and Capital Resources" below. Although the sale of EML caused Merisel's third quarter net loss to increase by $33,455,000, the Company has retained approximately $50,000,000 in cash from the transaction, which provides additional working capital to fund the remaining operations. See Notes 6 & 8 of Notes to Consolidated Financial Statements.

Following the sale of EML, the Company refocused its efforts on profitable growth for its remaining North American distribution businesses. Merisel's 1996 business plan assumed that the Company would not return to profitability until the fourth quarter of 1996. As the Company's focus changes from conserving cash to managing for profitable growth, management continues to expect that Merisel will return to profitability, if not by year end, within the next six months. These expectations are based on the Company's ability to achieve expected sales and gross margin levels and maintain the support of its trade creditors and lenders.

Further, in light of the significant principal payments required by its lenders in 1997, as well as other obligations described below, the Company may not be able to finance its operations or amortize its debt in 1997 without either refinancing or restructuring its borrowings or obtaining new sources of financing, or some combination thereof, and there can be no assurance that it will be able to accomplish such restructuring or refinancing. See "Liquidity and Capital Resources" below.

The preceding preliminary financial information constitutes forward looking information and actual results could differ materially from current expectations. Among the factors that could impact actual results are the following: additional adjustments related to the Company's ongoing supplier account reconciliation process in Canada, to customer disputes or to the impairment of long term assets; significant changes in payment terms to or product availability from the Company's key vendors; any further unanticipated charges associated with the Company's computer and operating systems; any asset dispositions or potential restructurings; and any reduction in customer demand or deterioration of margins.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has financed its growth and cash needs primarily through borrowings, securitizations of its trade receivables and sales of assets.

Net cash provided by operating activities during the nine months ended September 30, 1996 was $43,106,000. The primary sources of cash from operating activities were decreases in inventories, accounts receivable and income taxes receivable of, $205,450,000, $103,639,000 and $30,913,000, respectively. The primary uses of cash during the period were a net loss of $142,050,000 and a decrease in accounts payable of $242,084,000. Decreased inventory and accounts receivable levels resulted primarily from improved management of inventories and collections. The decrease in inventories also contributed to the decrease in accounts payable.

Net cash used for investing activities in 1996 was $6,159,000, consisting of payment of the Company's earn out obligation under the ComputerLand Acquisition of $13,409,000 and property and equipment expenditures of $9,052,000, partly offset by proceeds from the sale of property and equipment of $5,976,000 and by proceeds received of $8,515,000 from the sale of the Company's Australian operations. The expenditures for property and equipment were primarily for the upgrading of the Company's computer systems, expenditures for a new warehouse management system and the upgrading of existing facilities and leasehold improvements. The Company presently anticipates that its capital expenditures for 1996 will be approximately $12,885,000 consisting of costs of upgrading and modifying the new computer system and the new warehouse management systems in North America, purchase of warehouse and other equipment in North America, and costs incurred in prior months, related to the development of computer systems in the European operations that were sold at the end of the third quarter. In addition, the Company has deferred non-essential capital expenditures to maximize its cash flow in 1996. See "1996 Business Plan" above. The Company intends to finance its anticipated capital expenditures with funds from existing operations.

Net cash used in financing activities was $7,355,000, comprised primarily of repayments of Senior Notes (as defined below) of $14,000,000, the payment of the first installment of $4,400,000 of the Subordinated Notes (as defined below), and repayment of $15,170,000 under other bank facilities, partially offset by net borrowings under the Revolving Credit Agreement (as defined below) of $26,000,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

The Company's wholly owned subsidiary Merisel Americas, Inc. ("Merisel Americas") on an ongoing basis, sells trade receivables to its wholly owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which upon its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. This facility expires in October 2000. As a result of the substantial losses incurred by the Company for the three months and nine months ended September 30, 1996, Merisel Americas and Merisel Capital Funding were required to obtain, and did obtain, amendments and waivers with respect to certain covenants under this facility.

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

Effective October 16, 1995, Merisel U.K. Ltd. ("Merisel U.K.") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel's U.K. subsidiary. This facility, including $26,300,000 outstanding thereunder, was assumed by CHS in connection with the purchase of EML.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 1996, the total amount outstanding under these facilities, excluding amounts assumed by CHS, was $240,995,450. Fees incurred in connection with the sale of accounts receivable under these three facilities for the three months and nine months ended September 30, 1996 were $3,746,000 and $12,273,000, respectively, compared to $2,652,000 and $7,747,000 incurred for the three months and nine months ended September 30, 1995 and are recorded as other expense.

At September 30, 1996, the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. ("Merisel Europe") had unsecured senior borrowing commitments, which as amended, consisted of $86,000,000 of 9.58% senior notes (the "Senior Notes") by Merisel Americas, and a $129,000,000 revolving credit agreement (the "Revolving Credit Agreement") by Merisel Americas and Merisel Europe, all of which was outstanding. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference rates plus a specified percentage. The average interest rate for the Revolving Credit Agreement at September 30, 1996 was approximately 8.45%. In the three months and nine months ended September 30,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

1996, the Company paid a total of $15,000,000 and $35,000,000, respectively, in scheduled amortization payments under the Senior Notes and the Revolving Credit Agreement.

On October 4, 1996, the Company amended the Senior Notes and the Revolving Credit Agreement and used a portion of the proceeds received from the sale of EML to permanently reduce the outstanding borrowings on the Senior Notes and the Revolving Credit Agreement by $29,000,000 and $43,500,000, respectively, resulting in a principal balance outstanding of $57,000,000 and $85,500,000, respectively. As amended these agreements require that the Company make an aggregate of five consecutive principal payments of $1,500,000 each, on the fifth calendar day of each month from February through June, 1997, plus an additional principal repayment of $7,500,000 on January 2, 1998. As amended, the Senior Notes and Revolving Credit Agreement provide that if the Company makes the June 30, 1997 interest payment on the 12.50% Senior Notes due December 31, 2004 (the "Notes") at any time before January 31, 1998, then the Company shall make an aggregate principal repayment of an additional $40,000,000 on the Senior Notes and the Revolving Credit Agreement. The Senior Notes and the Revolving Credit Agreement are due in full on January 31, 1998. In addition, the interest rate on the Senior Notes increased to 11.5%. The Revolving Credit Agreement interest rate increased by 2.35%. The amendments also provide that certain tax refunds and asset sale proceeds when received by the Company shall be used to permanently prepay the Senior Notes and Revolving Credit Agreement. The principal repayments will be shared ratably by the lenders under the Revolving Credit Agreement and the holders of the Senior Notes, although to the extent that the Company has not borrowed the full amount available under the Revolving Credit Agreement, the lenders' collective commitments under the Revolving Credit Agreement will be reduced by the ratable amounts without any payment by the Company. The Company is also required to pay a commitment fee on the unused available funds on the Revolving Credit Agreement.

The Senior Notes and the Revolving Credit Agreement each contain various covenants, including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth, and place limitations on the acquisition of assets. These agreements also require the Company or certain of its subsidiaries to maintain certain specified financial ratios. Such financial ratios include: interest coverage; minimum adjusted tangible net worth; minimum earnings before interest, taxes, depreciation, amortization and securitization expense; total debt equivalents to adjusted tangible net worth; inventory turnover; minimum accounts payable; and minimum accounts payable to inventory. As a result of the substantial losses incurred by the Company for the three months and nine months ended September 30, 1996, the Company was required to obtain, and did obtain waivers of various covenants, including financial ratio covenants, contained in the Senior Notes and the Revolving Credit Agreement for the Company's third fiscal quarter of 1996, and amendments of such covenants for future periods.

At September 30, 1996, the Company had outstanding $125,000,000 principal amount of the Notes due December 31, 2004. The Notes provide for an interest rate of 12.5% payable semiannually. By virtue of being an obligation of the Company, the Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. The Indenture relating to the Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers. Without a restructuring or refinancing of the Company's debt, the Company may be unable to make its June 30, 1997 interest payment on the Notes and the additional $40,000,000 repayment on the Senior Notes and the Revolving Credit Agreement required before such interest payment can be made. In addition, the restriction on dividend payments contained in the Senior Notes Agreement and the Revolving Credit Agreement could limit the ability of the Company to repay principal and interest on the Notes if, and to the extent that, such limitations prevent cash or other dividends from being paid to the holding Company. Further, in the event of a default under the Senior Notes agreement and the Revolving Credit Agreement, payments of principal and interest on the Notes are prohibited.

At September 30, 1996 Merisel Americas had outstanding an aggregate of $17,600,000 of privately placed subordinated notes (the "Subordinated Notes"). The Subordinated Notes, as amended, provide for interest at the rate of 11.78% per annum and are repayable in four remaining equal annual installments with the next installment due January 1997. Commencing on September 10, 1996, accrued interest on the Subordinated Notes is required to be paid quarterly, rather than semi-annually. The Subordinated Notes contain certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, or sell certain assets and prohibit the payment of dividends. The Subordinated Notes also incorporate the financial covenants contained in the Senior Notes and the Revolving Credit Agreement. In connection with the amendment of the Revolving Credit Agreement and the Senior Notes described above, the Company was required to obtain, and did obtain, an amendment of the Subordinated Note Purchase Agreement.

At September 30, 1996, the Company had promissory notes outstanding with an aggregate balance of $10,528,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments commencing February 1, 1996, with payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment. In addition the Company had a capitalized real property lease in the amount of approximately $2,200,000, which was repaid on October 17,1996. At September 30, 1995 the Company and its subsidiaries had outstanding $59,186,936 under various unsecured lines of credit denominated in local currencies.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar entered into a Distribution and Services Agreement (the "Services Agreement") pursuant to which Vanstar provides significant distribution and other support services to the Franchise and Aggregation Business for a contractually agreed upon fee. Effective July 12, 1995, this agreement was extended until April 30, 1997. Under the terms of the Services Agreement extension, Merisel and Vanstar agreed that
(i) the extended credit terms under the Services Agreement would be increased to $31,400,000; and (ii) the terms of the distribution fee would be adjusted. The amount of the extended credit will be reduced by a scheduled amount of $844,000 monthly through October 31, 1996. As of September 30, 1996, the Vanstar payable, including the extended amount, was $25,188,000. A final balance of $23,500,000 will be payable in four scheduled payments between May 15, 1997 and July 31, 1997. If an inventory reduction plan is agreed upon between the two parties, then the $23,500,000 may decrease on an accelerated basis. In addition, on February 2, 1996, the Company paid Vanstar $13,409,000 which consisted of a negotiated settlement of the Company's earn out obligation under the original purchase agreement related to the ComputerLand acquisition of $14,594,000, net of rebates of $1,185,000. See Note 5 to Consolidated Financial Statements.

Further, in light of the significant principal payments required by its lenders in 1997, as well as other obligations described above, the Company may not be able to finance its operations or amortize its debt in 1997 without either refinancing or restructuring its borrowings or obtaining new sources of financing, or some combination thereof, and there can be no assurance that it will be able to accomplish such restructuring or refinancing. See "1996 Business Plan" above.

SYSTEMS AND PROCESSES
---------------------

The Company began designing a new computer operating system in early 1993 and as the first step in converting its North American operation converted its Canadian operation to the new system in August 1995. In the early implementation stages the Canadian conversion produced results below the Company's expectations. In late February 1996, Merisel Canada's operating systems had begun to show results closer to the Company's original projection. However, this required substantial additional development efforts and costs in the post-implementation period. Accumulated expenditures incurred to develop these systems have been significantly in excess of the amounts originally expected. As the Company implements its North American strategy, it intends to implement SAP in the United States no sooner than 1998.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
------------------------------------------------

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

Additionally, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business purchases and holiday purchases. As a result of this pattern the Company's cash requirements in the fourth quarter have typically been greater. See "Liquidity and Capital Resources" above.

ASSET MANAGEMENT
----------------

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

Historically, the Company has purchased foreign exchange contracts to minimize foreign exchange transaction gains and losses. Currently such contracts are not available to the Company. Accordingly, the Company may suffer a negative impact on its results of operations or financial condition as a result of its inability to hedge foreign exchange transactions.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)


COMPETITION
-----------

Competition in the computer products distribution industry is intense and is based primarily on price, brand selection, breadth and availability of product offering, financing options, speed of delivery, level of training and technical support, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial and liquidity resources than Merisel. Merisel's principal competitors include large United States-based international distributors such as Ingram Micro, MicroAge and Tech Data Corporation, national distributors such as Gates/Arrow and regional distributors and franchisers. Merisel also competes with manufacturers that sell directly to computer resellers, sometimes at prices below those charged by Merisel for similar products.

The Franchise and Aggregation Business is subject to competition from other franchisors and aggregators in obtaining and retaining franchisees and third-party resellers, as well as competition from wholesale distributors with respect to sales of products to customers in the Franchise and Aggregation Business network. With respect to brand selection, the Company believes that an important factor in the Franchise and Aggregation Business' ability to attract customers is the fact that it is able to offer computer systems and other hardware products from Apple, Compaq, Hewlett-Packard and IBM. These manufacturers historically have sold their products directly to resellers and through a limited number of master resellers such as the Franchise and Aggregation Business. Recently, some of these manufacturers have moved to increase their channels of distribution. The loss of any of these manufacturers, or any change in the way any such manufacturer markets, prices or distributes its products, could have a material adverse effect on the Franchise and Aggregation Business' operations and financial results. The Franchise and Aggregation Business' principal competitors are Intelligent Electronics, MicroAge and Inacom, all of which maintain networks of franchisees and third-party dealers and which carry products of one or more of the Company's major manufacturers. Certain of the Franchise and Aggregation Business' competitors have greater financial resources than the Company.

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


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits


     10.53 Employment Agreement, dated as of September 5, 1996, between Merisel, Inc. and James D. Wittry.

     10.54 Letter Agreement dated June 1, 1995 between Merisel Americas, Inc. and Kristin M. Rogers.

     10.55 Amendment to Letter Agreement dated April 9, 1996 between Merisel Americas, Inc. and Kristin M. Rogers.

     10.56 Amendment to Letter Agreement dated August 30, 1996 between Merisel Americas, Inc. and Kristin M. Rogers.

     10.57 Retention Agreement dated April 5, 1996 between Merisel, Inc. and Kelly M. Martin.

     10.58 Letter Agreement dated June 1, 1995 between Merisel Americas, Inc. and Archie K. Miller.

     10.59 Amendment to Letter Agreement dated August 28, 1996 between Merisel Americas, Inc. and Archie K. Miller.

     10.60 Retention Agreement dated April 5, 1996 between Merisel, Inc. and Bruce A. Zeedik.

     10.61 Letter Agreement dated November 29, 1995 between Merisel, Inc. and Timothy N. Jenson.

     10.62 Amendment to Letter Agreement dated April 9, 1996 between Merisel, Inc. and Timothy N. Jenson.

     10.63 Amendment to Letter Agreement dated August 22, 1996 between Merisel, Inc. and Timothy N. Jenson.

     10.64 Amended and Restated Employment Agreement dated November 6, 1996, between Susan J. Miller-Smith and Merisel, Inc.

     27        Financial Data Schedule

     (b)       Reports on Form 8-K

     On October 18, 1996, the Company filed a Current Report on Form 8-K dated October 18, 1996 consisting of Item 2 and Item 7, which included pro forma financial information as of June 30, 1996 and for the six months ended June 30, 1996 and for the year ended December 31, 1995.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Date: November 15, 1996

                                  Merisel, Inc.

                                  By:  /s/ James E. Illson
                                      ---------------------------
                                       James E. Illson

                                       Senior Vice President, Finance,
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)

EXHIBIT INDEX

Exhibits

     10.53 Employment Agreement, dated as of September 5, 1996, between Merisel, Inc. and James D. Wittry.

     10.54 Letter Agreement dated June 1, 1995 between Merisel Americas, Inc. and Kristin M. Rogers.

     10.55 Amendment to Letter Agreement dated April 9, 1996 between Merisel Americas, Inc. and Kristin M. Rogers.

     10.56 Amendment to Letter Agreement dated August 30, 1996 between Merisel Americas, Inc. and Kristin M. Rogers.

     10.57 Retention Agreement dated April 5, 1996 between Merisel, Inc. and Kelly M. Martin.

     10.58 Letter Agreement dated June 1, 1995 between Merisel Americas, Inc. and Archie K. Miller.

     10.59 Amendment to Letter Agreement dated August 28, 1996 between Merisel Americas, Inc. and Archie K. Miller.

     10.60 Retention Agreement dated April 5, 1996 between Merisel, Inc. and Bruce A. Zeedik.

     10.61 Letter Agreement dated November 29, 1996 between Merisel, Inc. and Timothy N. Jenson.

     10.62 Amendment to Letter Agreement dated April 9, 1996 between Merisel, Inc. and Timothy N. Jenson.

     10.63 Amendment to Letter Agreement dated August 22, 1996 between Merisel, Inc. and Timothy N. Jenson.

     10.64 Amended and Restated Employment Agreement dated November 6, 1996, between Susan J. Miller-Smith and Merisel, Inc.

     27        Financial Data Schedule