Form 10-K/A
period 1995-12-31
MERISEL INC /DE/
filed 1997-01-09
CIK 724941

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                     __________________

                         FORM 10-K/A
                       AMENDMENT NO. 2

              FOR ANNUAL AND TRANSITION REPORTS
           PURSUANT TO SECTIONS 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

(Mark One)


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1995

                             OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                to


               Commission file number 0-17156

                        MERISEL, INC.
    (Exact name of registrant as specified in its charter)


          Delaware                           95-4172359
(State or other jurisdiction of
 incorporation or organization)        (I.R.S. Employer Identification No.)

  200 Continental Boulevard
   El Segundo, California                    90245-0948
(Address of principal executive offices)    (Zip Code )

Registrant's  telephone number, including area  code:  (310) 615-3080

Securities registered pursuant to Section 12(b) of the  Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, $0.01 Par Value
                       Title of Class

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES [X]  NO [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to the Form 10-K.   [   ]

   As of December 12, 1996 the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market was $53,933,878 (28,764,734 shares at a closing price of $1 7/8).

   As  of  December 12, 1996 the Registrant  had  30,078,495
shares of Common Stock outstanding.

             Documents Incorporated by Reference

                            None.

                           PART IV

Item  14.  Exhibits,  Financial  Statement  Schedules,   and
Reports on Form 8-K

  (a)  List of documents filed as part of this Report:


     (3)  Exhibits

        The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

                        EXHIBIT INDEX

Exhibit No.       Description

       3.1        Restated  Certificate of Incorporation  of
                  Registrant.(1)

       3.2 Amendment to Certificate of Incorporation of Registrant dated August 22, 1990.(6)

       3.3        Bylaws, as amended, of Merisel, Inc.(8)

       4 Indenture dated October 15, 1994 between the Company and NationsBank of Texas, N.A. as Trustee, relating to the Company's 121/2% Senior Notes Due 2004, including the form of such Senior Notes attached as Exhibit A thereto.(14)

      10.1        Microamerica  Substitute Stock Option  Plan  of
                  Registrant together with related forms of Stock Option Agreements.(4)*

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

     10.19 Guaranty Agreement dated January 31, 1994 between ComputerLand Corporation and the Registrant.(12)

     10.20        Distribution  and  Services Agreement  dated  January
                  31,   1994  between  ComputerLand  Corporation   and
                  Merisel FAB, Inc. (''Services Agreement'') Portions of this agreement has been omitted pursuant to Rule
                  24b-2   of   the   Securities  Act   of   1934,   as
                  amended.(12)

     10.21 Amendment Number 13 to Services Agreement dated as of January 31, 1996. Portions of this agreement have been omitted pursuant to Rule24b-2 of the Securities Act of 1934, as amended.

     10.22        Stock  Purchase  Agreement  dated  January  31,  1994
                  between     the    Registrant    and    ComputerLand
                  Corporation.(12)

     10.23 Amended and Restated Senior Note Purchase Agreement by and among each of the purchasers named therein and Merisel Americas, Inc., dated as of December 23, 1993 (''Senior Note Purchase Agreement'').(13)

     10.24 First Amendment, dated as of September 30, 1994 to Senior Note Purchase Agreement, by and among the Noteholders named therein and Merisel Americas, Inc.(16)

     10.25 Form of Second Amendment dated as of June 23, 1995 to Senior Note Purchase Agreement.

     10.26        Amended   and  Restated  Subordinated  Note  Purchase
                  Agreement by and among each of the purchasers named therein and Merisel Americas, Inc., dated as of December 23, 1993 (''Subordinated Note Purchase Agreement'').(13)

     10.27 First Amendment, dated as of September 30, 1994, to Subordinated Note Purchase Agreement, by and among the Noteholders named therein and Merisel Americas, Inc.(16)

     10.28 Revolving Credit Agreement dated as of December 23, 1993 among Merisel Americas, Inc., Merisel Europe, Inc., the Registrant, the lender parties thereto, Citicorp USA, Inc., as agent, and Citibank, N.A.,
                 as    designated    issuer    (''Revolving    Credit
                 Agreement'').(13)

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

(1)     Filed  as  an  exhibit to the Form S-1  Registration
  Statement  of  Softsel Computer Products,  Inc.,  No.  33-
  23700, and incorporated herein by this reference.

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

(12)    Filed as an exhibit to the Current Report on Form 8-
  K  dated  February 14, 1994, as amended on March 24,  1994 and October 4, 1994 and incorporated herein by this reference.

(13)    Filed as an exhibit to the Annual Report on Form 10-
  K for the year ended December 31, 1993 and incorporated herein by this reference.

(14)    Filed as an exhibit to the Quarterly Report on  Form
  10-Q  for  the  quarter  ended  September  30,  1994   and
  incorporated herein by this reference.

(15)    Filed as an exhibit to the Annual Report on Form 10-
  K for the year ended December 31, 1994 and incorporated herein by this reference.

(16)    Filed  as  an  exhibit to the Form S-3  Registration
  Statement of the Registrant, No. 33-55195, filed with the Securities and Exchange Commission, August 23, 1994, and incorporated herein by this reference.

(17)    Filed as an exhibit to the Quarterly Report on  Form
  10-Q  for  the  quarter  ended  September  30,  1995   and
  incorporated herein by this reference.

                         SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment no. 2 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 1996

                                 Merisel, Inc.


                                 By: /s/   JAMES ILLSON
                                     James Illson
                                     Senior Vice President,
                                     Finance,
                                     Chief Financial Officer
                                     and Assistant Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 2 to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                 Title            Date


/s/ Dwight  A.         Chairman of the Board of  December
Steffensen             Directors, and  Chief     18, 1996
Dwight A. Steffensen   Executive Officer
                       (Principal Executive
                       Officer)


/s/ James Illson       Senior Vice               December
    James Illson       President_Finance,        18, 1996
                       Chief Financial
                       Officer, Assistant
                       Secretary and Director
                       (Principal Financial
                       Officer)

/s/ Bruce Zeedik       Corporate Controller      December
    Bruce Zeedik       (Principal Accounting     18, 1996
                       Officer)

/s/ Joseph Abrams      Director                  December
    Joseph Abrams                                18, 1996

/s/ Dr.  Arnold        Director                 December
    Miller                                      18, 1996
    Dr. Arnold Miller