Form 10-K
period 1996-12-31
MERISEL INC /DE/
filed 1997-04-14
CIK 724941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         COMMISSION FILE NUMBER 0-17156

                                 MERISEL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware
--------------------------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                           200 Continental Boulevard
                             El Segundo, California
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   95-4172359
--------------------------------------------------------------------------------
                     (I.R.S. EMPLOYER IDENTIFICATION NO. )


                                   90245-0948
--------------------------------------------------------------------------------
                                  (ZIP CODE )

Registrant's telephone number, including area code: (310) 615-3080
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None.
                                                            -----

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                         -----------------------------

                                 TITLE OF CLASS

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              -----     -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


          As of April 9, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market System was $57,727,578 (28,863,789 shares at a closing price of $2.00).

          As of April 9, 1997, the Registrant had 30,078,495 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                               INDEX TO FORM 10-K

                                 MERISEL, INC.



                                                          PAGE REFERENCE
                              PART I

Item  1. Business.............................................      4
Item  2. Properties...........................................     15
Item  3. Legal Proceedings....................................     15
Item  4. Submission of Matters to a Vote of Security Holders..     15


                              PART II

Item  5. Market for the Registrant's Common Equity and
         Related Stockholder Matters..........................     16
Item  6. Selected Financial Data..............................     17
Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................     18
Item  8. Financial Statements and Supplementary Data..........     28
Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................     52

                             PART III

Item 10. Directors and Executive Officers of the Registrant...     53
Item 11. Executive Compensation...............................     53
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...........................................     53
Item 13. Certain Relationships and Related Transactions.......     53


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K..................................     54

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries (the "Operating Company"), the Company markets products and services throughout North America and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers (VARs), commercial resellers/dealers, and retailers. The Company also has established the Merisel Open Computing Alliance (MOCA(TM)), a UNIX-based division which primarily supports Sun Microsystems' product sales and installations.

At December 31, 1996, Merisel stocked more than 25,000 products from more than 500 of the computer hardware and software industry's leading manufacturers, including American Power Conversion, Apple, AST, Compaq, Creative Labs, Digital Equipment Corporation, Epson, Hayes, Hewlett-Packard, IBM/Lotus, Intel, Kingston Technology, Microsoft, NEC, Novell, Okidata, Sony, Sun Microsystems, Symantec, Texas Instruments, 3Com, Toshiba, and U.S. Robotics. Merisel sells products to more than 45,000 computer resellers throughout North America, including VARs, large retail chains, dealers, computer superstores, mass merchants, Macintosh and Sun Microsystems resellers, system integrators and original equipment manufacturers (OEMs). The breadth of the Company's product line, together with its extensive distribution network, enable the Company to provide its customers with a single supply source and prompt product delivery. The Company's sales were $3.4 billion for 1996, after excluding revenues from operations sold in the third quarter of 1996 and in the first quarter of 1997. Of these sales, 81% were generated in the United States, and 19% were generated in Canada.

During 1996, Merisel determined to sell substantially all of its assets and operations outside of North America. In addition the Company also developed a plan that called for the downsizing of remaining operations in order to conserve cash. As of January 1, 1996, Merisel sold its Australian operations to Tech Pacific Holdings Ltd. ("Tech Pacific"). On October 4, 1996, Merisel completed the sale of substantially all of its European, Mexican and Latin American businesses (such businesses are referred to herein as "EML") to CHS Electronics, Inc. ("CHS"). In addition, as of March 28, 1997, Merisel completed the sale of substantially all of the assets of its wholly owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), which operated the ComputerLand Franchise and Datago Aggregation Business ("FAB"), to SYNNEX Information Technologies, Inc. ("Synnex"). The Company is also in the process of selling its minority interest in a corporation engaged in the distribution of computer hardware and software products in the former Soviet Union; the transaction is expected to close in the second quarter of 1997. As a result of the foregoing transactions, the Comany's operations are now focused exclusively in North America .

The Company has developed and is implementing a business strategy for 1997 (the "1997 Business Strategy") that builds upon the actions taken under its 1996 Business Plan (as described below). Significantly, the 1997 Business Strategy now focuses on profitable North American revenue growth instead of managing for cash. Under the 1997 Business Strategy, Merisel intends to concentrate on strengthening and building its sales infrastructure, improving gross margins, and controlling operating expenses. Other priorities include continuing efforts to achieve operational excellence, addressing financial controls and policies by emphasizing margin improvements and tight expense control, and implementing a strategy focused on the United States and Canada. At the same time, in order to meet its debt obligations in mid-1997, Merisel is actively pursuing a restructuring plan with the debtholders under its various financing agreements. See "Recent Developments - Debt Restructuring." While the Company believes that it will be able to successfully implement its 1997 Business Strategy and a debt restructuring plan that will enable it to meet all of its financial obligations, there can be no assurance that it will be able to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

The 1997 Business Strategy assumes that the Company will not experience any significant changes in payment terms to, or product availability from, its key vendors. While management does not expect, and there has not been, any material deterioration in such credit terms or product availability, there can be no assurance that significant changes will not occur. Any such deterioration in the absence of the development of alternate financing sources could adversely impact the Company's cash flow and its future results of operations.

The preceding preliminary financial information constitutes forward looking information, and actual results could differ materially from current expectations. Factors that could impact actual results include unanticipated adjustments related to the Company's trade accounts payable, customer disputes, disruption to the Company's computer systems, adjustments related to previously disposed assets, or potential restructuring and any reduction in customer demand or deterioration of margins.

SIGNIFICANT EVENTS OF 1996

In February 1996, Merisel engaged Merrill Lynch & Co. to assist the Company in assessing its strategic options in order to maximize shareholder value. On March 7, 1996, Merisel sold its interest in its wholly owned Australian subsidiary, Merisel Pty Ltd. ("Merisel Australia"), to Tech Pacific. The sale was effective as of January 1, 1996. Under the terms of the agreement, the Company received consideration of $9,900,000 in the form of repayment of certain intercompany debt obligations for $8,500,000, and $1,400,000 in non-cash asset transfers. The Company recognized a $1,900,000 charge as an impairment loss for the write down of the Australian net assets to their net realizable value in the fourth quarter of 1995. These net assets, after the write down, totaled $9,900,000 and were classified in the December 31, 1995 consolidated balance sheet as other current assets. Prior to the $1,900,000 charge in the fourth quarter of 1995, Merisel Australia had reported a loss of $6,100,000 for 1995. See "Legal Proceedings."

Due to substantial losses for the fourth quarter and fiscal year ended December 31, 1995, Merisel was required in April 1996 to negotiate with the lenders under its various financing agreements to amend such agreements and to waive certain defaults, which amendments and waivers were obtained.

In connection with such negotiations, Merisel developed and implemented a business plan for the remainder of fiscal 1996 (the "1996 Business Plan") that focused on maximizing cash flow by controlling costs, curtailing non-essential capital expenditures, limiting investments and concentrating on its more profitable areas of operations and product lines and slowing growth in its less profitable areas of operations. The 1996 Business Plan assumed that the Company would not return to profitability until the fourth quarter of 1996. At the same time, the Company recog nized that, in order to meet its obligations in 1997, it needed to engage in some combination of asset sales, refinancing of its borrowings and obtaining new sources of financing.

Concurrently with the implementation of the 1996 Business Plan, Merisel actively explored all of its strategic options with the assistance of Merrill Lynch & Co. This ultimately led to the Company's sale of EML to CHS. The sale was effective as of September 27, 1996. A loss of approximately $33,455,000, which includes approximately $7,400,000 of direct costs related to the sale, was recorded in connection with the sale. The final sales price, computed based on the combined closing balance sheet, was $147,631,000, consisting of (i) $110,379,000 in cash,
(ii) the assumption of Merisel's European asset securitization agreement, against which $26,252,000 was outstanding at closing, and (iii) a receivable of $11,000,000 payable in three installments of $3,000,000, $4,000,000 and
$4,000,000, due at various dates through 1997. The initial cash inflow of $110,379,000 was used to reduce the Company's debt and improve its working capital.

In connection with the Company's sale of EML, the Company and certain of its lenders agreed in October 1996 to amend (1) the Amended and Restated Revolving Credit Agreement, dated as of December 23, 1993, as amended, among Merisel Americas, Merisel Europe, Inc. ("Merisel Europe") as borrowers, the Company as guarantor, the lender parties thereto, as designated issuer (the "Revolving Credit Agreement"), and (2) the Amended and Restated Senior Note Purchase Agreement, dated as of December 23, 1993, as amended, by and among each of the purchasers named therein and Merisel Americas as borrowers, and the Company (the "Senior Note Purchase Agreement") relating to the 11.5% senior notes (the "11.5% Notes") to extend the final maturities of those agreements until January 31, 1998. In connection with such amendments, the Company was required to obtain, and did obtain an amendment of the Amended and Restated Subordinated Note Purchase Agreement, dated as of December 23, 1993, as amended, by and among each of the purchasers named therein and Merisel Americas (the "Subordinated Note Purchase Agreement" and, together with the Senior Note Purchase Agreement and the Revolving Credit Agreement, the "Operating Company Debt Agreements") relating to the subordinated notes (the "Subordinated Notes"). In addition, such amendments required a waiver of certain provisions of the Indenture, dated October 15, 1994, as amended, between the Company and Bank of New York, as successor Trustee (the "Indenture") relating to the Company's 12.5% senior notes due December 31, 2004 (the "12.5% Notes"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

RECENT DEVELOPMENTS

Debt Restructuring. In February 1997, along with its emphasis on rebuilding profitable sales growth, Merisel retained Donaldson, Lufkin & Jenrette Securities Corporation as financial advisor to assist it in restructuring its debt to acceptable levels and to create a permanent capital structure to support Merisel's future growth.

Effective April 14, 1997, the Company entered into an agreement (the "Agreement") with holders of more than 75% of the outstanding principal amount of its 12.5% Notes. Pursuant to the terms of the Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchange (the "Exchange") their 12.5% Notes for common stock, par value $.01 per share, of the Company (the "Common Stock"), which would equal 80% of the outstanding shares of Common Stock immediately after the Exchange. Contemporaneously with the Exchange, the holders of Common Stock would receive warrants (the "Warrants") to purchase Common Stock constituting 17.5% of the Common Stock outstanding immediately after giving effect to the Exchange. The Warrants would be exercisable for seven years from the date of the Exchange and would be issued in two separately trading tranches of equal size with exercise prices based upon implied aggregate equity values of $215 million and $265 million, respectively. Based upon the number of shares currently outstanding, the exercise prices would be approximately $1.43 and $1.74 per share, respectively. Because of the large number of shares to be issued in the Exchange, the Company may consider a reverse stock split, in which event the number of shares outstanding and the Warrant exercise prices would be adjusted ratably.

The Exchange is subject to certain conditions including (i) stockholder approval of an amendment to the Certificate of Incorporation of the Company to authorize the additional shares of Common Stock, and (ii) consents to amendments of the Revolving Credit Agreement and the agreement governing the 11.5% Notes by 100% of the lenders under such agreements to extend the maturity of the outstanding indebtedness under such agreements to January 31, 1999 (the "Extension"), or a refinancing of such indebtedness prior to October 31, 1997. The Company intends to effectuate the Exchange by commencing a registered exchange offer which would be conditioned on 100% of the holders of the 12.5% Notes tendering such notes for Common Stock. If less than 100% of the holders of the 12.5% Notes tender in the exchange offer, Merisel, Inc., the parent company, intends to file a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Merisel Americas and Merisel Canada (the subsidiaries through which the Company's distribution business is conducted) would not be a party to any prepackaged plan which may be required. Any such prepackaged plan, if filed, would affect Merisel, Inc. only, and as such would not affect the continuing and timely payment in full of such subsidiaries' obligations to suppliers, employees and other creditors. In addition, such a prepackaged plan would be subject only to the approval of the holders of the 12.5% Notes, as no other creditors of the Company or its operating subsidiaries would be impaired by the plan as contemplated. The holders of the required percentage of the outstanding principal amount of 12.5% Notes have agreed to vote in favor of the prepackaged plan subject to fulfillment of the other conditions to the Exchange.

In connection with the Extension, the Company has entered into an agreement in principle with the holders of in excess of 60% of the outstanding principal amount of the Revolving Credit Agreement and 66 2/3% of the 11.5% Notes, pursuant to which such holders have agreed, subject to execution of definitive documentation, to extend the respective maturities to January 31, 1999. In consideration of such Extension, the Company has agreed to pay certain fees related to the Extension and, during 1998, additional fees payable quarterly together with an increase in the interest rate of 0.5% per quarter for each quarter that the debt remains outstanding. The Company would have the right to prepay such debt at anytime without penalty. There can be no assurance that the remaining creditors under the Revolving Credit Agreement and the 11.5% Notes (all of whom must approve the Extension for it to be effective) will approve the Extension. In the event that the Extension does not become effective, the Company believes that, assuming it achieves its 1997 Business Strategy, it will have reasonable prospects for a refinancing of such indebtedness in the latter half of 1997, particularly if the Exchange is consummated concurrently with such refinancing.

Effective immediately, and throughout the period the Company is implementing the Exchange and Extension, in excess of 75% of the holders of the 12.5% Notes have agreed to waive any default arising from the nonpayment of interest due in 1997 on the 12.5% Notes, and the required percentage of holders of the Revolving Credit Agreement, the 11.5% Notes, and the Subordinated Notes of Merisel Americas have agreed to waive any cross-default resulting from such non-payment. In consideration for such waivers, Merisel Americas has agreed to pay certain fees to the holders of the Revolving Credit Agreement and the 11.5% Notes, and, subject to the Extension becoming effective, to increase the interest rate by 0.5% per quarter during 1998 on the Subordinated Notes while such debt remains outstanding. Accordingly, the Company believes that it will be able to satisfy all of its material debt obligations under such instruments in 1997 pending the consummation of the Exchange and the Extension. Interest will continue to be due and payable on the outstanding 12.5% Notes that have not consented to the waiver at the time such payments are due; however, such holders will not be able to accelerate the payment of the principal of the 12.5% Notes under the terms of the Indenture governing the 12.5% Notes.

At December 31, 1996, the Company had cash and cash equivalents of approximately $44,700,000. In the opinion of management, as a result of the Agreement reached with the holders of the 12.5% Notes and waivers received from the holders of the Revolving Credit Agreement, the 11.5% Notes and the Subordinated Notes, cash on hand, together with anticipated cash flow in 1997, will be sufficient to meet the Company's liquidity requirements for the next 12 months.

Sale of Merisel FAB. As of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB to a wholly owned subsidiary of Synnex. The sale price, computed based upon the February 21, 1997 balance sheet of Merisel FAB was $31,992,000 consisting of the buyer assuming $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. As part of the sale, the Company agreed to extend rebates to the Synnex on future purchases at a defined rate per dollar of purchases, not to exceed $2,000,000. The purchase price is subject to adjustments based upon Merisel FAB's March 28, 1997 balance sheet. In the quarter ended December 31, 1996, the Company recorded an impairment charge of $2,033,000 to adjust Merisel FAB's assets to their fair value.

Management Changes. During 1996, the Company made several changes in its senior management. In February 1996, Dwight A. Steffensen was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company. In August 1996, James E. Illson was appointed Chief Financial Officer and Senior Vice President, Finance, of the Company. Also in August 1996, James D. Wittry joined the Company in charge of United States sales as Senior Vice President of Merisel Americas. In February 1997, Robert J. McInerney was appointed President and Chief Operating Officer of the Company responsible for United States and Canadian operations.

THE INDUSTRY

The computer products distribution industry is large and growing, reflecting both the growing use of wholesale distribution channels by manufacturers for the distribution of their products and increasing worldwide demand for computer products. The industry moves product from manufacturer to end-user through a sophisticated combination of distribution agreements between manufacturers, wholesale distributors, aggregators and resellers. Historically, there have been two types of companies within the industry: those that sell directly to the end-user ("resellers") and those that sell to resellers ("wholesale distributors" and "aggregators").

Reseller customers include large corporate accounts, small and medium-sized businesses and home users. The major reseller channels are VARs, commercial resellers/dealers (corporate resellers and mail-order firms), and retailers (computer superstores, office supply chains and mass merchants). VARs, which account for one of the largest segments of the overall reseller channel, typically add value by combining proprietary software and/or services with off-the-shelf hardware and software.

Wholesale distributors generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to a wide spectrum of resellers. Aggregators are functionally similar to wholesale distributors, but they focus on selling relatively few product lines (typically high-volume, brand name computer systems) to a captive network of franchised dealers and affiliates. Aggregators typically work on a lower cost model with a high proportion of electronic commerce and vendor flooring to minimize working capital requirements. The larger computer manufacturers, such as Apple, Compaq, Hewlett-Packard and IBM, have historically required resellers to purchase their products from an affiliated aggregator. In recent years, manufacturers have increasingly offered products through wholesale distributors' aggregation divisions. The result of this practice is increasing similarity between wholesale distributors and aggregators.

BUSINESS STRATEGY

Merisel offers leading products and services to customers at competitive prices. The Company provides cost-effective customer service to targeted customer groups through its inside and field sales forces, and specialized marketing programs. In 1996, the Company continued actively pursue sales via "electronic commerce," which encompasses the internet and other electronic interfaces to market products, establish accounts and take orders at typically lower operating costs than traditional sales methods.

Providing Leading Products and Services. The Company's objective is to offer a broad range of leading brands in each of the product categories it carries. By stocking a broad mix of products, the Company meets the needs of resellers who prefer to deal with a single source for many of their product needs. The Company continually evaluates new products, the demand for current products, and its overall product mix and seeks to develop distribution relationships with suppliers of products that enhance the Company's product offerings. The Company believes that the size of its reseller customer base, combined with the breadth and quality of its marketing support programs, give Merisel a competitive advantage over smaller, regional distributors in developing and maintaining supplier relationships.

Customer Service and Satisfaction. The Company believes that a high level of customer satisfaction is important to achieve and maintain success in the highly competitive microcomputer products distribution industry. The Company measures customer satisfaction by such standards as the customer's ''ease of doing business'', accuracy and efficiency in delivering products and expediting the delivery of services and information. It was with these objectives in mind, that the company established its Vantage Loyalty incentive program to provide increased services, support and better pricing to large volume customers. Merisel constantly strives to improve its operational processes in order to achieve increasingly high levels of customer satisfaction.

Targeting Customer Groups. Merisel serves a variety of reseller channels, which have diverse product, financing and support requirements. Merisel was among the first major wholesale distributors in the industry to offer its various customer groups a channel-dedicated sales force as well as customized product offerings, financing programs and marketing and technical support programs, all of which are tailored to address the differing needs of these customer groups. The Company intends to continue focusing on the profitability of the markets it serves to identify customer opportunities and develop sales and marketing programs that serve these groups more effectively.

PRODUCTS AND MANUFACTURER SERVICES

Merisel distributes more than 25,000 hardware and software products for MS-DOS, Windows NT, OS/2, Macintosh, Apple, and Sun Microsystems/UNIX(R) operating environments. Hardware products include computer components such as servers, printers, monitors, disk drives and other storage devices, modems and other connectivity devices, routers, switching products, communication/networking (local and wide area) products, plug-in boards, and accessories. The Company's software mix includes business application software for spreadsheets, word processing programs, desktop publishing and graphics packages, educational software and games, as well as a broad offering of operating systems, including local area networks, advanced language, and utility products.

In fiscal 1996 for the Company's ongoing U.S. and Canadian distribution businesses, net sales of hardware and accessories accounted for approximately 75% of sales, while software product sales accounted for the remaining 25% of sales.

Merisel has established and developed long-term business relationships with many of the leading manufacturers in the computer industry. The Company's suppliers include American Power Conversion, Apple, AST, Compaq, Creative Labs, Digital Equipment Corporation, Epson, Hayes, Hewlett-Packard, IBM/Lotus, Intel, Kingston Technology, Microsoft, NEC, Novell, Okidata, Sony, Sun Microsystems, Symantec, Texas Instruments, 3Com/U.S. Robotics, and Toshiba. Merisel is one of only three distributors in the United States authorized to sell Sun Microsystems products.

Merisel provides its manufacturers with access to one of the largest bases of computer resellers in North America, as well as the means to reduce inventory, credit, marketing, and overhead costs typically associated with maintaining direct reseller relationships. Through its product marketing group, the Company develops and implements promotional programs for specific manufacturers to increase customer purchasing depth and breadth. Promotional programs include bundle offers, growth goal incentives, reseller training events, as well as channel communication vehicles such as target direct mail, fax and advertising.

The Company offers one of the industry's largest reseller forums, Softeach(TM), a two-day seminar series in which more than 50 manufacturers host training seminars on product usage. In 1996, Merisel offered Softeach(TM) seminars in 12 cities in the United States and Canada. More than 7,000 resellers enrolled for Softeach(TM) seminars in 1995 and 1996. Merisel's educational services division, in conjunction with third-party consultants, also conducts training and certification classes on a fee basis for resellers of certain Digital Equipment, Lotus, Microsoft, Novell, Santa Cruz Operation, Sun and 3Com products.

Merisel enters into written distribution agreements with the manufacturers of the products it distributes. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and often contain territorial restrictions that limit the countries in which Merisel is permitted to distribute the products. The agreements generally provide Merisel with stock balancing and price protection provisions which partially reduce Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. The Company's agreements which generally have a term of at least one year, may contain minimum purchase amounts and often contain provisions permitting earlier termination by either party upon written notice.

Although Merisel regularly stocks products and accessories supplied by more than 500 manufacturers, 60% of the Company's net sales in 1996 (as compared to 63% in 1995 and 56% in 1994) were derived from products supplied by Merisel's 10 largest manufacturers, with the sale of products manufactured by Hewlett-Packard, Microsoft and Compaq accounting for approximately 9%, 14% and 10%, respectively, of net sales in 1996 (as compared to 16%, 14% and 11% respectively in 1995, and 12%, 12% and 11%, respectively, in 1994). Because reseller customers often prefer to deal with a single source for many of their product needs, the loss of the ability to distribute a particularly popular product could result in losses of sales unrelated to that product. The loss of a direct relationship between the Company and any of its key suppliers could have an adverse impact on the Company's business and financial results.

In the course of its business, Merisel reconciles its accounts payable balances to statements provided by its vendors. During the fourth quarter of 1995 and the first three quarters of 1996, the Company incurred charges resulting from adjustments to trade accounts payable balances. These charges were related to adjustments for price protection, returns to vendors by Merisel and inventory receipt-related issues, such as short-shipments identified through the reconciliation process. In order to minimize further supplier account reconciliation losses, Merisel began implementing processes and procedures to address current system deficiencies and engaged the assistance of outside consultants. By the end of 1996, substantial progress was made in the implementation of these processes and procedures, and the Company believes that it is adequately reserved. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations--Fourth Quarter Adjustments.''

CUSTOMERS AND CUSTOMER SERVICES

In 1996, Merisel sold products and services to more than 45,000 computer resellers worldwide. Merisel's smaller customers often do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories, nor can they meet minimum purchase requirements or obtain acceptable credit. Consequently, they tend to purchase a high percentage of their products from distributors such as Merisel, which can meet their inventory needs quickly and efficiently. Larger resellers often establish direct relationships with manufacturers for their more popular products but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. No single customer accounted for more than 4% of Merisel's net sales in 1994, 1995 or 1996.

Single Source Provider. Merisel offers computer resellers a single source for more than 25,000 competitively priced hardware and software products. By purchasing from Merisel, the reseller only needs to comply with a single set of ordering, billing and product return procedures and may also benefit from attractive volume pricing and third-party financing programs. In addition, certain resellers are allowed, within specified time limits, and/or specified volume limits, to return slow-moving products from one manufacturer in exchange for more popular products from other manufacturers.

Prompt Delivery. In the United States and Canada, orders received by 5:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. Merisel maintains sufficient inventory levels in the United States to fill consistently in excess of 95% of all units ordered on the day of receipt. As part of a continuing effort to improve accuracy, Merisel's Information and Logistical Efficiency System (MILES) was first installed in the Company's Atlanta warehouse in early 1994. In 1996, installation of this custom computerized warehouse management system was completed in all nine of Merisel's North American warehouses. The successful implementation of MILES has resulted in significant improvements in shipping accuracy rates. The Company believes that its inventory and shipping accuracy rates are among the highest in the industry.

Merisel typically delivers products from its regional warehouses via FedEx, United Parcel Service, and other common carriers. Most customers in the United States receive orders within one or two working days of shipment. Merisel also provides customer-paid overnight air handling upon request. These services allow resellers to minimize inventory investment and serve their customers responsively. For larger customers in the United States, Merisel also provides a fulfillment service to ship orders directly to resellers' customers to speed delivery and further minimize reseller inventories.

Financing Programs. Merisel's credit policy for qualified resellers eliminates the need for them to establish multiple credit relationships with a large number of manufacturers. In addition, the Company arranges floor plan, credit card and lease financing through a number of credit institutions and offers a program for credit card purchases by qualified customers. To allow certain resellers to purchase larger orders in the United States, the Company offers to arrange alternative financing such as escrow programs and special bid financing.

Customer Support. Merisel offers a number of customer loyalty programs, which provide incentives to resellers to aggregate their purchases through Merisel. Through its customer information services group, Merisel furnishes its computer resellers with a series of publications containing detailed information on products, pricing, promotions and developments in the industry. The Company publishes a Merisel Product Catalog, as well as a monthly Promo Pak and VARfile publication. Merisel also publishes the Hot List(R), which ranks Merisel's current best-selling hardware and software products in four different reseller channels. In addition, Merisel's On-Line Literature Library offers more than 40,000 data sheets of product information literature via a fax-back system and CD-ROM. Information is also provided electronically through the Company's Web site (www.merisel.com) and proprietary SELline(R) Electronic Service.

Merisel provides training and product information to its reseller customers through its well-respected Softeach(TM) program, a series of manufacturer hosted training forums. See "Products and Manufacturer Services." Merisel also provides computer resellers with pre-sale technical support for virtually all product lines. In addition, Merisel's technical support services department provides pre- and post-sale technical support to Merisel's customers, as well as regular product training seminars to Merisel's sales representatives.

SALES AND MARKETING

During 1996, the Company's sales department for its core distribution business in the United States was organized into four sales divisions to serve the VAR, retail, commercial reseller/dealer and Sun Microsystems reseller market segments. The VAR division offers specialized services and technical products to value-added resellers, system integrators and OEMs who offer service, support and consulting to clients in addition to selling computer products. The Company's MOCA(TM) division is a UNIX-based division dedicated primarily to selling and supporting Sun Microsystems and Sun-complementary products through its own sales, marketing, operations, and technical support departments. The retail division primarily services mass merchants and computer chain stores, while the commercial reseller/dealer division offers direct fulfillment services, electronic data interchange (EDI) transaction support and dedicated field and inside support to large-volume national accounts. Additionally, Merisel's value-added services department, offers telemarketing, educational and merchandising services to resellers and retailers.

The Company's sales department for its distribution business in Canada was also structured in 1996 to reflect VAR, retail, dealer, and national account/commercial customer segments. The sales organization was enhanced through the addition of six national sales directors to reflect market needs, and a new regional sales office was opened in Halifax, Nova Scotia. Additionally, in February 1997, the Company launched its MOCA(TM) division in Canada.

The Company's sales force is composed of field sales representatives who manage relations with the larger accounts and inside telemarketing sales representatives who receive product orders and answer customer inquiries. When a customer calls Merisel, screen synchronization technology automatically causes a sales profile to appear on the sales representative's computer screen. Customer orders generally are placed via a toll-free telephone call to Merisel's inside sales representatives and, in the United States, are entered on Merisel's SalesNet for Windows order entry system, a proprietary local area network created by Merisel to speed the process of taking and processing orders. Using the SalesNet for Windows database, sales representatives can immediately enter customer orders, obtain descriptive information regarding products, check inventory status, determine customer credit availability and obtain special pricing and promotion information.

In 1993, the Company introduced its Vantage Loyalty incentive program to provide increased services, support and better pricing to larger volume customers. The Vantage program was enhanced in late 1996 with the launch of the "Vantage Visa" card as a frequent buyer program to reward resellers for more frequent and higher volume purchases. The Vantage Visa program offers unique promotional and bundling opportunities to resellers.

In line with its strategy of making Merisel the easiest distributor with which to do business, the Company is continuing to expand its participation in "electronic commerce" and the "electronic marketplace," which represents growing sales opportunities in the computer products distribution industry. Electronic commerce is the overall term applied to the development and maintenance of business-to-business relationships via such electronic services as EDI, on-line systems, electronic mail, and Internet Web sites. Electronic commerce can simplify account set up, ordering, shipping, and support and thereby facilitate sales while it decreases both selling and purchasing costs. Electronic commerce is likely to become a significant factor as the computer products distribution industry evolves.

Merisel began to actively promote its electronic commerce offering with the introduction of SELline in 1994. This system was the industry's first graphical user interface (GUI) application to allow customers to access specific, customized information directly from various databases owned and maintained by the Company. This includes access to real-time pricing, credit, product descriptions, and availability information. The Company also utilizes EDI systems to allow large volume customers to communicate with the Company's mainframe computer system directly for order processing and account data.

SELline usage increased with the 1996 introduction of "@Merisel," the Company's first World Wide Web site that allows customers internet access to key technical information and hyperlink access to more than 400 manufacturer internet sites from one location. In November 1996, the Web site enabled Merisel to introduce the distribution industry's first national web-based order-entry system that features a SELline interface for 24-hour, secure order processing. The site facilitates new customer enrollment and currently serves more than 21,000 reseller enrollees.

CONFIGURATION

Configuration involves the assembly of computer products from multiple vendors into a single unit or system. While at one time configuration was a very minor aspect of a wholesale distributor's business, it has become a major initiative as manufacturers outsource this segment of production to wholesale distributors.

In 1996, Merisel conducted its configuration business by outsourcing to two third-party providers, the Cerplex Group, Inc. and Vanstar Corporation. The Company intends to implement an internal configuration operation during the latter part of fiscal year 1997.


OPERATIONS, DISTRIBUTION AND INVESTMENT IN SYSTEMS

Locations. At December 31, 1996, the Company operated nine distribution centers throughout North America: seven in the United States and two in Canada. All of these distribution centers are leased.

Systems. Merisel has made significant investments in new, advanced computer and warehouse management systems for its North American operations to support sales growth and improve service levels. All of Merisel's nine North American warehouses now utilize the MILES computerized warehouse management system, which uses infrared bar coding and advanced computer hardware and software to improve shipping, receiving and picking accuracy rates. See "Prompt Delivery" under "Customers and Customer Services."

Merisel is in the process of converting its North American operations to the SAP client/server operating system. SAP is an enterprise-wide system which integrates all functional areas of the business including order entry, inventory
management and finance in a real-time environment.   The Company began designing
the new system in 1993 and converted its Canadian operations from a mainframe to the client/server operating system in August 1995. The new system is designed to provide greater transaction accuracy, flexibility, and custom pricing applications. In the early implementation stages, the Canadian conversion produced results below the Company's expectations. These results added to Merisel's fourth quarter 1995 net operating loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Fourth Quarter Adjustments." This system is now fully implemented in Canada and is performing to expectations.

The Company plans to convert its United States operations to the SAP system in the future. The design and implementation of these new systems are complex projects and involve certain risks. As a result, the United States system implementation will be delayed beyond 1997. Until such implementation, the Company will continue to modify its existing United States systems and may experience difficulty in processing transactions, which could adversely affect operating income and cash flows.

DISPOSED OPERATIONS

International Operations. Merisel formed its first international subsidiary in 1982 and began 1996 with International operations as a leading distributor of computer hardware and software products in Australia, Austria, Canada, France, Germany, Holland, Latin America, Mexico, Switzerland and the United Kingdom. Effective January 1, 1996, the Company sold its operations in Australia. In September 1996, the Company sold certain assets and businesses that included its operations in all of its remaining foreign locations with the exception of Canada. In addition, the Company is in the process of selling its minority stock interest in a corporation engaged in the distribution of computer hardware and software products in the former Soviet Union; the transaction is expected to close in the second quarter of fiscal 1997. As a result, the Company's operations are now focused exclusively in North America. For more information concerning the divestiture of foreign businesses, see Note 5, Dispositions, in the Notes to Consolidated Financial Statements.

Because the Company conducted business in a number of countries, that portion of operating results and cash flows that is non-United States dollar denominated is subject to certain currency fluctuations. The Company generally employs forward exchange contracts to limit the impact of fluctuations in the relative values of some of the currencies in which it does business. In 1995, the Company incurred foreign currency losses due primarily to declines in values of the Mexican Peso and other foreign currencies against the United States dollar. In 1996, the net impact of foreign currency transactions for the year was insignificant.

Domestic Operations. In March 1997, the Company sold substantially all of the assets of Merisel FAB, to Synnex. Merisel FAB operated the Company's Franchise and Aggregation business. The sale of this business marks the Company's return to a primary focus on computer hardware and software distribution, which has been its core business.

COMPETITION

Traditionally, competition in the computer products distribution industry is intense. Competitive factors include price, brand selection, breadth and availability of product offering, financing options, shipping and packaging accuracy, speed of delivery, level of training and technical support, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based distributors and aggregators such as Gates/Arrow, Inacom, Ingram Micro, Intelligent Electronics, MicroAge and Tech Data Corporation, as well as regional distributors and franchisors.

Merisel also competes with manufacturers that sell directly to computer resellers, sometimes at prices below those charged by Merisel for similar products. The Company believes its broad product offering, product availability, prompt delivery and support services may offset a manufacturer's price advantage. In addition, many manufacturers concentrate their direct sales on large computer resellers because of the relatively high costs associated with dealing with small-volume computer reseller customers.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

Additionally, in the U.S. and Canada, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business and holiday purchases. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. Net sales in the Canadian operations are also historically strong in the first quarter of the fiscal year. This is primarily due to buying patterns of Canadian Government Agencies. See "Liquidity and Capital Resources."

EMPLOYEES

As of December 31, 1996, Merisel had approximately 2,000 employees. Merisel believes it has good relations with its employees.

ENVIRONMENTAL COMPLIANCE

The Company believes that it is in substantial compliance with all environmental laws applicable to it and its operations.

ITEM 2. PROPERTIES.

At December 31, 1996, the Company maintained distribution centers in seven locations throughout the United States and in two locations in strategic areas
of Canada.  All of the Company's distribution centers are leased.   Additionally
the Company maintains United States administrative and sales offices in El Segundo, California; Marlborough, Massachusetts; and Cary, North Carolina; as well as Canadian administrative and sales offices in Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia and Halifax, Nova Scotia.

The Company's headquarters are located in El Segundo, California, where the Company owns a 112,500 square-foot facility and leases another 50,700 square-foot facility. Merisel also maintains sales offices throughout the United States and Canada. In addition, the Company owns undeveloped land in Cary, North Carolina of which a substantial portion it intends to sell. The Company believes that its facilities provide sufficient space for its present needs, and that additional suitable space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS.

In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. Plaintiffs filed a notice of appeal of the District Court's decision on April 26, 1995. The Ninth Circuit heard oral arguments on June 4, 1996. As of the date of this report there has been no decision from the Ninth Circuit.

In January 1997, the Company received notice that Tech Pacific had brought a claim in the Supreme Court of New South Wales, Sydney Registry Commercial Division, against Merisel; its subsidiary Merisel Asia, Inc. ("Merisel Asia"); Patrick T. Woods, former managing director of Merisel Australia and Michael D. Pickett, former CEO and Chairman of Merisel, in a proceeding captioned Tech Pacific Holdings Limited, v. Merisel, Inc., et. al. In March 1996, Tech Pacific purchased Merisel Australia, Merisel's Australian subsidiary, pursuant to the Share Purchase Agreement dated as of March 7, 1996 between Merisel Asia and Tech Pacific. The claim asserts various breaches of representations and warranties as well as misleading and deceptive conduct under relevant provisions of Australian law with respect to the financial position of Merisel Australia as represented by the disclosure documents. The plaintiffs seek to recover the difference plus costs and expenses associated with the claim. The Company intends to defend itself vigorously against this claim.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 18, 1996, the Company held its annual meeting of stockholders (the "Meeting") to elect two Class III directors to the Company's board of directors. Mr. Dwight A. Steffensen and Mr. David L. House were nominated and duly elected as directors. There were 26,973,520 votes for and 542,422 votes withheld with respect to the nomination of Mr. Steffensen. There were 26,967,259 votes for and 548,683 votes withheld with respect to the nomination of Mr. House. There were no other matters submitted for stockholder consideration.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock is traded on the over-the-counter market and is quoted on the Nasdaq National market under the symbol MSEL. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the Nasdaq National Market System.

                                        HIGH         LOW
                                      ---------   ---------
          FISCAL YEAR 1995
                  First quarter....     8 1/2     3 7/8
                  Second quarter...     7 3/4     4 1/2
                  Third quarter....     8 3/8     5 1/2
                  Fourth quarter...     6 5/8     4 1/8
          FISCAL YEAR 1996
                  First quarter....     5 7/8     2 1/4
                  Second quarter...     5 1/16    2 1/4
                  Third quarter....     3 13/16   1 13/16
                  Fourth quarter...     2 5/16    1 5/8

On March 27, 1997, the closing sale price for the Company's Common Stock was $2 7/16 per share. As of March 27, 1997, there were 1,261 record holders of the Company's Common Stock.

Merisel has never declared or paid any dividends to stockholders. Certain of the Company's debt agreements currently prohibit the payment of dividends by the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

ITEM 6. SELECTED FINANCIAL DATA.

                                                               YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                              1992         1993         1994           1995            1996
                                            ----------  ----------    ----------     ----------     ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:(1)
Net sales............................      $2,238,715   $3,085,851    $5,018,687     $5,956,967     $5,522,824
Cost of sales........................       2,036,292    2,827,315     4,676,164      5,633,278      5,233,570
                                           ----------   ----------    ----------     ----------     ----------
Gross profit.........................         202,423      258,536       342,523        323,689        289,254
Selling, general & administrative
 expenses............................         150,905      187,152       281,796        317,195        295,021
Impairment losses....................                                                    51,383         42,033
Restructuring charge.................                                                     9,333
                                           ----------   ----------    ----------     ----------     ----------
Operating income (loss)..............          51,518       71,384        60,727        (54,222)       (47,800)
Interest expense.....................          15,742       17,810        29,024         37,583         37,431
Loss on sale of European, Mexican,
 and Latin American operations.......                                                                   33,455
Other expense........................           1,299        2,722        11,752         13,885         20,150
                                           ----------   ----------    ----------     ----------     ----------
Income (loss) before income taxes....          34,477       50,852        19,951       (105,690)      (138,836)
Provision (benefit) for income taxes.          14,812       20,413         8,341        (21,779)         1,539
                                           ----------   ----------    ----------     ----------     ----------
Net income (loss)....................      $   19,665   $   30,439    $   11,610     $  (83,911)    $ (140,375)
                                           ==========   ==========    ==========     ==========     ==========
PER SHARE DATA:
Net income (loss) per share..........      $     0.67   $     1.00    $     0.38     $    (2.82)    $    (4.68)
Weighted average number of shares....          29,274       30,454        30,389         29,806         30,001
BALANCE SHEET DATA:
Working capital......................      $  294,626   $  359,765    $  399,848     $  280,864     $  190,544
Total assets.........................         667,313      936,283     1,191,870      1,230,334        731,039
Long-term and subordinated debt......         153,433      208,500       357,685        356,271        294,763
Total debt...........................         179,124      259,429       395,556        382,395        294,950
Stockholders' equity.................         198,882      223,857       236,164        154,466         14,997

--------------
(1) Merisel's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel has described year-ends presented as if the year ended on December 31. Except for 1992, all fiscal years presented were 52 weeks in duration. The selected financial data as set forth above includes those balances and activities related to the Company's Australian business until its disposal on January 1, 1996 and the Company's European, Mexican and Latin American businesses until their disposal on October 4, 1996, effective as of September 27, 1996. It also includes FAB from the date such business was acquired on January 31, 1994, through the end of 1996. Subsequent to the periods presented, FAB was sold as of March 28, 1997 (See Note 12 to the accompanying consolidated financial statements - "Subsequent Events"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company was founded in 1980 as Softsel, Inc. and has grown through internal growth and acquisitions of other computer products distributors. By 1989, the Company had achieved annual revenues of $629,400,000 principally through internal expansion. In April 1990, the Company acquired Microamerica, Inc. ("Microamerica"), another distributor of computer products with net sales of approximately $526,000,000 for the year ended December 31, 1989. In connection with this acquisition, the Company changed its name to Merisel, Inc. In the years following the Microamerica acquisition, the Company's revenues increased rapidly, reaching $5.0 billion in 1994 and $6.0 billion in 1995. This increase partially reflected the substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for product distribution. The growth also reflected the acquisition of certain assets of the United States Franchise and Distribution Division (the "F&D Division") of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition") from Vanstar Corporation, which contributed additional revenues in excess of $1 billion during each of the three years ended 1994, 1995, and 1996. Despite the revenues generated by Merisel FAB, sales in 1996 decreased to $5.5 billion, primarily due to the sale of certain businesses during such period.

FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 1996, the Company recorded an impairment charge of $2,033,000 to adjust the assets of Merisel FAB to their fair value based upon the provisions of a definitive agreement to sell such assets in the first quarter of 1997. The charge is in addition to previous impairment charges recorded in the fourth quarter of 1995 and the third quarter of 1996.

In the fourth quarter of 1995, the Company recorded several large adjustments totaling approximately $89,400,000. These items included impairment losses on long-lived assets totaling $51,400,000. Approximately $25,800,000 of the charge resulted from adjustments to trade accounts payable balances. An additional $8,200,000 of the charge was taken due to changes made in estimates to certain asset and liability values. The Company's European distribution center experienced system software start-up problems which created shipping and receiving errors and resulted in an additional charge of $1,500,000. Finally, another $2,500,000 charge was taken to expense start-up costs for the European distribution center.

RESULTS OF OPERATIONS

Net losses for 1996 were $140,375,000 or 2.5% of net sales. The losses include $42,033,000 or 0.8% of sales related to the recognition of asset impairment losses at Merisel FAB, $33,455,000 or 0.6% of sales related to a loss on the sale of its European, Mexican and Latin American operations ("EML"), $13,400,000 or 0.2% of sales due to customer dispute issues in the United States, $8,129,000 or 0.1% of net sales related to operating losses generated by businesses that were sold during the year, $9,600,000 or 0.2% of sales related to vendor reconciliation and other margin issues in Canada, and $4,400,000 or 0.1% of sales due to vendor reconciliation issues in the United States.

Effective January 1, 1996, the Company sold its Australian operations. In addition, Merisel completed the sale of EML to CHS effective as of September 27, 1996. The sale price, computed based on the combined closing balance sheet of EML, was $147,631,000, consisting of (i) $110,379,000 in cash, (ii) the assumption of Merisel's European asset securitization agreement against which $26,252,000 was outstanding at Closing, and (iii) a receivable for $11,000,000. A loss of $33,455,000, which includes approximately $7,400,000 of direct costs related to the sale, was recorded.

As a result of these asset dispositions, The Company's operations are now focused exclusively in North America. In 1996, the North American Business
(as defined below) produced approximately $3.4 billion in revenues and the Former Operations (as defined below) produced approximately $2.1 billion in revenue. Because, the North American Business now represents the ongoing business of the Company, the following discussion and analysis will compare the results of operations solely for the North American Business.

As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States and Canadian operations, and the term "Former Operations" refers to those operations disposed of since the beginning of 1996, namely EML, FAB and the Australian operations.

The following table sets forth the results of operations for the North American Business and for the Former Operations for the fiscal years indicated.

                                                              (in thousands)

                          North American Business                  Former Operations                     Consolidated Total
                                December 31,                          December 31,                           December 31,
                    ----------------------------------     ----------------------------------    ----------------------------------
                       1994        1995        1996           1994        1995        1996           1994       1995        1996
                    ----------  ----------  ----------     ----------  ----------  ----------    ----------  ----------  ----------
Net Sales           $2,876,074  $3,427,821  $3,441,343     $2,142,613  $2,529,146  $2,081,481    $5,018,687  $5,956,967  $5,522,824

Cost of Sales        2,665,059   3,242,903   3,262,105      2,011,105   2,390,375   1,971,465     4,676,164   5,633,278   5,233,570
                    ----------  ----------  ----------     ----------  ----------  ----------    ----------  ----------  ----------

Gross Profit           211,015     184,918     179,238        131,508     138,771     110,016       342,523     323,689     289,254

SG&A                   163,278     181,042     193,521        118,518     136,153     101,500       281,796     317,195     295,021

Impairment
  loss                              19,500                                 31,883      42,033                    51,383      42,033

Restructuring
 charge                              5,228                                  4,105                                 9,333
                    ----------  ----------  ----------     ----------  ----------  ----------    ----------  ----------  ----------
Operating
 (loss)Income       $   47,737  $  (20,852) $  (14,283)    $   12,990  $  (33,370) $  (33,517)   $   60,727  $  (54,222) $  (47,800)
                    ==========  ==========  ==========     ==========  ==========  ==========    ==========  ==========  ==========

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1996 AND  DECEMBER 31, 1995

The Company's net sales for the North American Business increased 0.4% from $3,427,821,000 in 1995 to $3,441,343,000 for the year ended December 31, 1996.
This increase resulted from increased sales of 12.4% in Canada offset by a 2.0% decrease in sales in the United States In the third quarter of 1995, the North American Business sold approximately $124,000,000 of Microsoft Windows '95 following its launch in August 1995. Excluding the effect of this additional revenue, net sales would have increased 2.0% in the United States and 14.5% in Canada. The Canadian sales increase is in line with the growth in the industry for the markets in which that subsidiary competes. In the United States, the Company did not keep pace with industry growth rates, due to liquidity constraints, cost controls which Merisel implemented to conserve cash outflow and competitive pressures.

In the North American Business, hardware and accessories accounted for 75% of net sales, and software accounted for 25% of net sales for the year ended December 31, 1996 as compared to 69% and 31% for the same categories respectively, for the year ended December 31, 1995. Software sales were a larger percentage of total sales in the prior year due to the sales generated from the Microsoft Windows '95 launch in August 1995.

Gross profit for the North American Business decreased 3.1% from $184,918,000 in 1995 to $179,238,000 in 1996. Gross profit as a percentage of sales, or gross margin, decreased from 5.4% in 1995 to 5.2% in 1996. Both years were affected by large margin adjustments. In 1995, the Company recorded a $25,800,000 charge to margin in the United States related to accounts payable reconcilement issues. In 1996, $17,750,000 was charged related to customer disputes, vendor reconciliations and other issues in the United States, and $9,588,000 was charged for similar issues in Canada. Excluding the effect of these margin adjustments, gross profit would have been $174,079,000 or 6.1% of net sales and $36,639,000 or 6.4% of net sales in the United States and Canada, respectively, for the year ended December 31, 1995, as compared to $168,531,000 or 6.0% of net sales and $38,045,000 or 5.9% of net sales in the United States and Canada, respectively, for the year ended December 31, 1996. The decrease in adjusted gross profit is primarily attributable to the impact of liquidity constraints on the Company's ability to purchase on favorable terms and competitive pricing pressures, each of which is expected to continue in 1997.

Selling, general and administrative expenses for the North American Business increased by 6.9% from $181,042,000 for the year ended December 31, 1995 to $193,521,000 for the year ended December 31, 1996. Selling, general administrative expenses in 1995 include a fourth quarter charge of $8,200,000 to adjust the value of certain assets and liabilities. Excluding this fourth quarter 1995 charge, selling, general and administrative expense levels have increased approximately $20,679,000 from the prior year. Of this increase, $10,500,000 related to professional fees incurred as part of the development of the 1996 Business Plan, process improvements and lender negotiations and severance charges related to management changes. Selling General and Administrative charges in 1996 excluding these charges were $183,021,000. The remaining increase in expenses is related to higher operating costs associated with the installation of new computer systems. Selling, general and administrative costs include depreciation and amortization expense totaling $11,756,000 in 1995 and $12,360,000 in 1996.

In the fourth quarter of 1995, the North American business recorded an asset impairment charge for $19,500,000 in order to adjust capitalized system development costs related to the installation of new computer systems. See "Fourth Quarter Adjustments." Also in 1995, $5,228,000 in restructuring charges were recorded in the North American Business as a result of the planned closure of a warehouse and other restructuring activities. As of December 31, 1996 the company has used $4,747,000 of this charge and the remaining amount of $481,000 is included in accrued liabilities. No such charge was deemed necessary in 1996.

As a result of the above items, the operating loss for the North American Business of $20,852,000 for the year ended December 31, 1995 decreased to an operating loss of $14,283,000 for the year ended December 31, 1996. Excluding the margin adjustments taken in both years, the professional fees and severance costs incurred in 1996, the fourth quarter charges taken to operating expense in 1995, the impairment charge in 1995, and the restructuring charge in 1995, all of which are quantified above, the Company would have had operating income of $37,876,000 in 1995 as compared to operating income of $23,555,000 in 1996.

INTEREST EXPENSE; OTHER EXPENSE; INCOME TAX PROVISION

Interest expense for the Company, including Former Operations, decreased 0.4% from $37,583,000 for the year ended December 31, 1995 to $37,431,000 for the year ended December 31, 1996. The decrease resulted from lower average borrowings in the fourth quarter of 1996, offset by higher average interest rates and higher average borrowings in the first three quarters of the year.

Other expense for the Company, including Former Operations, increased from $13,885,000 for the year ended December 31, 1995 to $20,150,000 for the year ended December 31,1996. The increase was primarily attributable to fees incurred in connection with an increase in the Company's trade receivable securitizations in 1996. The increase in securitization fees is primarily attributable to an increase in the amount of net receivables sold.

The income tax provision increased from a benefit of $21,779,000 for the year ended December 31, 1995 to an expense of $1,539,000 for the same period in 1996. The Company has not recognized a tax provision benefit with respect to its current losses, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. Further, the Company has recognized tax provision expense that primarily represents the establishment of a valuation allowance against a previously recognized state deferred tax asset. (See "Notes to Consolidated Financial Statements - Note 8.")

CONSOLIDATED LOSS

The Company, including Former Operations, reported an increase in its net loss from $83,911,000 in 1995 to $140,375,000 in 1996. The net loss per share increased from $2.82 in 1995 to $4.68 in 1996.

COMPARISON OF FISCAL YEARS  ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

The Company's net sales for the North American Business increased 19.2% from $2,876,074,000 in 1994 to $3,427,821,000 for the year ended December 31, 1995.
The gain was due to increased sales of 21.0% in the United States and 10.8% in Canada. These increases were primarily due to growth in existing distribution operations resulting from the growth of the overall market for hardware and software products, as well as an increase in the number of products certain vendors are selling through distribution.

In the North American Business, hardware and accessories accounted for 69% of net sales, and software accounted for 31% of net sales for the year ended December 31, 1995, as compared to 68% and 32% for the same categories, respectively, for the year ended December 31, 1994.

Gross profit for the North American Business decreased 12.4% from $211,015,000 in 1994 to $ 184,918,000 in 1995. Gross profit as a percentage of sales or
gross margin, decreased from 7.3% in 1994 to 5.4% in 1995.   The decrease in
gross margin was principally attributable to competitive pricing pressures.   In
addition, a portion of the fourth quarter 1995 adjustments was charged to cost of sales, which further contributed to the decrease in gross profit.

Selling, general and administrative expenses for the North American Business increased 10.9% from $163,378,000 for the year ended December 31, 1994 to $181,042,000 for the year ended December 31, 1995. The increase was primarily due to costs associated with the Company's 19.2% increase in net sales, and fourth quarter charges taken in 1995, including adjustments to the values of certain assets and liabilities for $8,200,000.

In the fourth quarter of 1995, the North American business recorded an asset impairment charge of $19,500,000 in order to adjust capitalized system development costs related to the installation of new computer systems. See "Fourth Quarter Adjustments".

During 1995, $5,228,000 in restructuring charges were recorded in the North American Business related to the planned closure of a warehouse and other restructuring activities.

As a result of the above items, operating income for the North American Business of $ 47,737,000 for the year ended December 31, 1994 decreased to an operating loss of $20,852,000 for the year ended December 31, 1995.

INTEREST EXPENSE; OTHER EXPENSE; INCOME TAX PROVISION

Interest for the Company, including Former Operations, increased 29.5% from $29,024,000 for the year ended December 31, 1994 to $ 37,583,000 for the year ended December 31, 1995. The increase is primarily attributable to the Company's higher debt levels and, to a lessor extent, an increase in interest rates.

Other expense for the Company, including Former Operations, increased from $11,752,000 for the year ended December 31, 1994 to $13,885,000 for the year ended December 31, 1995. The increase in other expense in 1995 primarily related to an increase of $3,000,000 in fees incurred in connection with accounts receivable securitizations.

The income tax provision increased from an expense of $ 8,341,000 for the year ended December 31, 1994 to a benefit of $21,779,000 for the year ended December 31, 1995, reflecting the Company's loss position in 1995 and the utilization of loss carryback provisions. The decrease in the effective tax rate was principally the result of an increase in the valuation allowance related to United States deferred tax assets.

CONSOLIDATED LOSS

On a consolidated basis for the Company, including Former Operations, net income decreased from $11,610,000 for the year ended December 31, 1994 to a net loss of $83,911,000 for the year ended December 31, 1995. Net income per share decreased from $.38 in 1994 to a net loss per share of $2.82 in 1995.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic characteristics of the computer product distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

Additionally, in the U.S. and Canada, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business and holiday purchases. As a result of this pattern the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. Net sales in the Canadian operations are also historically strong in the first quarter of the fiscal year. This is primarily due to buying patterns of Canadian Government Agencies. See "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth and cash needs primarily through borrowings, securitizations of its trade receivables and sale of assets.

Net cash provided by operating activities during the year ended December 31, 1996 was $29,249,000. The primary sources of cash from operating activities were decreases in accounts receivable, inventories, and income taxes receivable of $132,480,000, $91,059,000 and $33,470,000, respectively. The primary use of cash from operations during the period was a decrease in accounts payable of $179,304,000. Lower inventory and accounts receivable levels resulted primarily from improved management of inventories and collections. The decrease in inventories also contributed to the decrease in accounts payable.

Net cash provided from investing activities in 1996 was $101,041,000, consisting of proceeds from the sale of EML and the Company's Australian business of $110,379,000 and $8,515,000, respectively, partially offset by the Company's earn out obligation under the ComputerLand Acquisition of $13,409,000 and property and equipment expenditures of $9,652,000, net of proceeds from the sale of property and equipment of $5,975,000. Expenditures for property and equipment were primarily attributed to the upgrading of the Company's computer systems, expenditures for a new warehouse management system and the upgrading of existing facilities and leasehold improvements.

Net cash used in financing activities was $82,765,000, related primarily to repayments of the 11.5% Notes of $43,195,000, net repayments under the Revolving Credit Agreement (as defined below) of $17,792,000, the payment of the first installment of $4,400,000 of the Subordinated Notes (as defined below), and repayment of $17,741,000 under other bank facilities.

Funds are also generated through the sale of receivables by Merisel Capital Funding, Inc., a wholly owned subsidiary of the Company's Merisel America's, Inc. operating subsidiary. Merisel Capital Funding's sole business is the
ongoing purchase of trade receivables from Merisel Americas.   Merisel Capital
Funding sells these receivables, in turn, under an agreement with a securitization company, whose purchases yield proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding is a separate corporate entity with separate creditors who, upon its liquidation, are entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in the subsidiary becoming available to the subsidiary's equity holder. As a result of losses the Company incurred in fiscal year 1996, Merisel Americas and Merisel Capital Funding were obliged and did obtain amendments and waivers with respect to certain covenants under this facility, which expires October 2000.

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

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 1996, the total amount outstanding under these facilities was $248,820,000. Fees incurred in connection with the sale of accounts receivable under these three facilities for the years ended December 31, 1996 and December 31, 1995 were $16,029,000 and $10,291,000, respectively, and are recorded as other expense.

At December 31, 1996, the Company's subsidiaries, Merisel Americas and Merisel Europe had unsecured senior borrowings which, as amended, consisted of $56,805,000 of 11.5% Notes by Merisel Americas, and a $85,208,000 the Revolving Credit Agreement, all of which were outstanding. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference rates plus a specified percentage. The average interest rate for the Revolving Credit Agreement at December 31, 1996 was approximately 10.85%. In the year ended December 31, 1996, the Company paid a total of $35,000,000, in aggregate scheduled amortization payments under the 11.5% Notes and Revolving Credit Agreements. Additionally, on October 4, 1996, the Company amended the 11.5% Notes and the Revolving Credit Agreement in connection with the sale of EML and permanently reduced the outstanding borrowings on the 11.5% Notes and the Revolving Credit Agreement by $29,000,000 and $43,500,000, respectively. As a result of the sale of EML, Merisel Europe is no longer an active entity.

As amended, these agreements require that the Company make an aggregate of five consecutive principal payments of $1,500,000 each on the last calendar day of each month from February through June 1997 plus an additional principal repayment of $7,500,000 on January 2, 1998. As amended, the 11.5% Notes and the Revolving Credit Agreement provide that if the Company makes the June 30, 1997 interest payment on its 12.5% Senior Notes at any time before January 31, 1998, then the Company shall make an aggregate principal repayment of an additional $40,000,000 on the 11.5% Notes and the Revolving Credit Agreement. Further, if the Company makes the December 31, 1997 interest payment on its 12.5% Notes at anytime before January 31, 1998, the Company must make an additional aggregate principal payment of $30,000,000 on the 11.5% Notes and the Revolving Credit Agreement. The 11.5% Notes and the Revolving Credit Agreement are due in full on January 31, 1998. The amendments also provide that certain tax refunds and asset sale proceeds when received by the Company shall be used to permanently prepay the 11.5% Notes and Revolving Credit Agreement. The principal repayments will be shared ratably by the lenders under the Revolving Credit Agreement and the holders of the 11.5% Notes.

The 11.5% Notes and the Revolving Credit Agreement contain various covenants, including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth, and place limitations on the acquisition of assets. These agreements also require the Company or certain of its subsidiaries to maintain certain specified financial ratios. Such financial ratios include: interest coverage; minimum adjusted tangible net worth; minimum earnings before interest, taxes, depreciation, amortization and securitization expense; total debt equivalents to adjusted tangible net worth; inventory turnover; minimum accounts payable; and minimum accounts payable to inventory. In connection with the sale of EML and as a result of the substantial losses incurred by the Company for the years ended December 31, 1996 and December 31, 1995, the Company was required to obtain and did obtain waivers of various covenants, including financial ratio covenants, contained in the Senior Notes and the Revolving Credit Agreement for the Company's third fiscal quarter of 1996, and amendments of such covenants for future periods.

At December 31, 1996, Merisel Americas had outstanding an aggregate of $17,600,000 of Subordinated Notes. The Subordinated Notes, as amended during 1996, provide for an interest rate increase of .50% to 11.78% per annum effective April 15, 1996, and are repayable in four remaining equal annual installments of $4,400,000 which was due and paid in January 1997, and $4,400,000 due in March 1998, March 1999 and in March 2000. Commencing on September 10, 1996, accrued interest on the Subordinated Notes is required to be paid quarterly, rather than semi-annually. The Subordinated Notes contain certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, or sell certain assets and those that prohibit the payment of dividends. The Subordinated Notes also incorporate the financial covenants contained in the Senior Notes and the Revolving Credit Agreement. In connection with the amendment of the Revolving Credit Agreement and the Senior Notes described above, the Company was required to obtain and did obtain an amendment of the Subordinated Note Purchase Agreement.

At December 31, 1996, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables and are not guaranteed by any of the Company's operating entities. The Indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and imposes limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers. Without a restructuring or refinancing of the Company's debt, the Company may be unable to make its June 30, 1997 and December 31, 1997 interest payments on the 12.5% Notes and the additional $40,000,000 and $30,000,000 repayments on the 11.5% Notes and the Revolving Credit Agreement required before such interest payments on the 12.5% Notes can be made. In addition, the restriction on dividend payments contained in the 11.5% Notes and the Revolving Credit Agreement could limit the ability of the Company to repay principal and interest on the 12.5% Notes if, and to the extent that, such limitations prevent cash or other dividends from being paid to the Company. Further, in the event of a default under the 11.5% Notes and the Revolving Credit Agreement, payments of principal and interest on the 12.5% Notes are prohibited.

At December 31, 1996, the Company had promissory notes outstanding with an aggregate balance of $10,150,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments commencing February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

In connection with the ComputerLand acquisition, Merisel FAB and Vanstar entered into the Distribution and Services Agreement (the "Service Agreement") which as extended and amended provided significant distribution and other support services to Merisel FAB for a contractually agreed upon fee. Also under the terms of the Services Agreement, Vanstar agreed to provide extended credit to Merisel FAB (the "Vanstar Payable") which was to be reduced by scheduled payment amounts. At December 31, 1995 and 1996, $23,500,000 and $20,000,000 was
outstanding on the Vanstar payable and is included in accounts payable. The Vanstar Payable was assumed by, and the Service Agreement was assigned to, Synnex pursuant to the sale of substantially all of the assets of Merisel FAB as of March 28, 1997. See Note 12-"Subsequent Events."

Effective April 14th, 1997, the Company entered into certain agreements relating to the restructuring of its debt obligations, and to amend certain covenants contained in its debt instruments. (See "Recent Developments" regarding the Company's debt restructuring.) Accordingly, the Company believes that it will be able to satisfy all of its material debt obligations under such instruments in 1997 pending the consummation of the Exchange and the Extension. Interest will continue to be due and payable on the outstanding 12.5% Notes that have not consented to the waiver by the time such payments are due; however, such holders will not be able to accelerate the payment of the principal of the 12.5% Notes under the terms of the Indenture governing the 12.5% Notes.

At December 31, 1996, the Company had cash and cash equivalents of approximately $44,700,000. In the opinion of management, as a result of the Agreement reached with the holders of the 12.5% Notes and the waivers received from the holders of the Revolving Credit Agreement, the 11.5% Notes and the Subordinated Notes, cash on hand, together with anticipated cash flow in 1997 will be sufficient to meet the Company's liquidity requirements for the next 12 months.

Inflation. Due to the short-term nature of Merisel's contracts and agreements with customers and vendors, the Company does not believe that inflation had a material impact on its operations.

ASSET MANAGEMENT

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, Merisel's practice of making large-volume purchases when it deems such purchases to be attractive, and the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers which contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow-moving or obsolete inventory or manufacturer price reductions. The Company is not assured that these agreements will succeed in reducing this risk. In the event of a manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges, as well as the Company's inventory management procedures, have helped to reduce the risk of loss of carrying inventory.

Historically, the Company has purchased foreign exchange contracts to minimize foreign exchange transaction gains and losses. While such contracts were temporarily not available to the Company in the latter part of 1996, they were again being purchased as of early 1997. No negative financial impact was experienced during the time the contracts were not being used.

The Company offers credit terms to qualifying customers and also sells on a prepay, credit card and cash-on-delivery basis. The Company also offers financing for its sales to certain of its customers through various floor plan financing companies. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. In addition, the Company purchases credit insurance as it deems appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

Merisel, Inc.:

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 14, 1997

                         MERISEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                                       --------------------------
                                                                          1995           1996
                                                                       ---------        ---------
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................................   $    1,378       $  44,678
  Accounts receivable (net of allowances
   of $24,786 and $23,684 at December 31,
   1995 and 1996, respectively).....................................      413,057         168,295
  Inventories.......................................................      561,230         392,557
  Prepaid expenses and other current assets.........................       17,919          16,925
  Income taxes receivable...........................................       35,116           2,183
  Deferred income tax benefit.......................................        6,657             482
                                                                       ----------       ---------
     Total current assets...........................................    1,035,357         625,120

PROPERTY AND EQUIPMENT, NET.........................................       90,381          61,430
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..........................       93,287          41,724
  OTHER ASSETS......................................................       11,309           2,765
                                                                       ----------       ---------
     TOTAL ASSETS...................................................   $1,230,334       $ 731,039
                                                                       ==========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..................................................   $  621,990       $ 383,548
  Accrued liabilities...............................................       71,483          37,544
  Short-term debt...................................................       21,620
  Long-term debt--current...........................................       35,000           9,084
  Subordinated debt--current........................................        4,400           4,400
                                                                       ----------       ---------
     Total current liabilities......................................      754,493         434,576

LONG-TERM DEBT......................................................      299,271         268,079
SUBORDINATED DEBT...................................................       17,600          13,200
CAPITALIZED LEASE OBLIGATIONS.......................................        4,504             187

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
   1,000,000 shares; none issued or outstanding
  Common stock, $.01 par value; authorized
   50,000,000 shares; outstanding 29,863,500
   and $30,078,500 at December 31, 1995
   and 1996, respectively...........................................          299             301
  Additional paid-in capital........................................      141,938         142,300
  Retained earnings (accumulated deficit)...........................       19,211        (121,164)
  Cumulative translation adjustment.................................       (6,982)         (6,440)
                                                                       ----------       ---------
    Total stockholders' equity.....................................       154,466          14,997
                                                                       ----------       ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................   $1,230,334       $ 731,039
                                                                       ==========       =========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                     1994              1995             1996
                                                                 ----------        ----------        ----------
NET SALES......................................................  $5,018,687        $5,956,967        $5,522,824
COST OF SALES..................................................   4,676,164         5,633,278         5,233,570
                                                                 ----------        ----------        ----------
GROSS PROFIT...................................................     342,523           323,689           289,254
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...................     281,796           317,195           295,021
IMPAIRMENT LOSSES..............................................                        51,383            42,033
RESTRUCTURING CHARGE...........................................                         9,333
                                                                 ----------        ----------        ----------
OPERATING INCOME (LOSS)........................................      60,727           (54,222)          (47,800)
INTEREST EXPENSE...............................................      29,024            37,583            37,431
LOSS ON SALE OF EUROPEAN, MEXICAN AND
LATIN AMERICAN OPERATIONS......................................                                          33,455
OTHER EXPENSE..................................................      11,752            13,885            20,150
                                                                 ----------        ----------        ----------
INCOME (LOSS) BEFORE INCOME TAXES..............................      19,951          (105,690)         (138,836)
PROVISION (BENEFIT) FOR INCOME TAXES...........................       8,341           (21,779)            1,539
                                                                 ----------        ----------        ----------
NET INCOME (LOSS)..............................................  $   11,610        $  (83,911)       $ (140,375)
                                                                 ==========        ==========        ==========
NET INCOME (LOSS) PER SHARE....................................  $     0.38        $    (2.82)       $    (4.68)
                                                                 ==========        ==========        ==========
WEIGHTED AVERAGE NUMBER OF SHARES..............................      30,389            29,806            30,001
                                                                 ==========        ==========        ==========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          RETAINED
                                                 COMMON STOCK          ADDITIONAL        EARNINGS        CUMULATIVE
                                             -------------------         PAID-IN       (ACCUMULATED     TRANSLATION
                                               SHARES     AMOUNT         CAPITAL          DEFICIT)       ADJUSTMENT      TOTAL
                                             ----------   ------       ----------      -------------    -----------    ---------
BALANCE AT DECEMBER 31, 1993..............   29,604,300     296          140,775            91,512         (8,726)      223,857
  Exercise of stock options and other.....      112,300       1              474                                            475
  Cumulative translation adjustment.......                                                                    222           222
  Net income..............................                                                  11,610                       11,610
                                             ----------    ----         --------         ---------        -------     ---------
BALANCE AT DECEMBER 31, 1994..............   29,716,600     297          141,249           103,122         (8,504)      236,164
  Exercise of stock options and other.....      146,900       2              689                                            691
  Cumulative translation adjustment.......                                                                  1,522         1,522
  Net loss................................                                                 (83,911)                     (83,911)
                                             ----------    ----         --------         ---------        -------     ---------
BALANCE AT DECEMBER 31, 1995..............   29,863,500    $299         $141,938         $  19,211        $(6,982)    $ 154,466
  Exercise of stock options and other.....      215,000       2              362                                            364
  Cumulative translation adjustment.......                                                                    542           542
  Net loss................................            -       -                -          (140,375)                    (140,375)
                                             ----------    ----         --------         ---------        -------     ---------
BALANCE AT DECEMBER 31, 1996..............   30,078,500     301          142,300          (121,164)        (6,440)       14,997
                                             ==========    ====         ========         =========        =======     =========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                       1994                1995             1996
                                                                                   -----------         ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................................................  $    11,610         $ (83,911)      $  (140,375)
  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
    Depreciation and amortization................................................       16,101            20,509            18,789
    Provision for doubtful accounts..............................................       18,851            16,335            17,421
    Impairment losses............................................................                         51,383            42,033
    Loss on Sale of European, Mexican and Latin American businesses..............                                           33,455
    Deferred income taxes........................................................       (4,973)            5,471             6,175
    Changes in assets and liabilities, net of the effects from acquisitions:
      Accounts receivable........................................................     (152,912)         (103,553)          132,480
      Inventories................................................................      (75,314)          (43,524)           91,059
      Prepaid expenses and other current assets..................................       (6,604)           (8,186)          (14,612)
      Income taxes receivable....................................................                        (35,116)           33,470
      Accounts payable...........................................................       94,385            98,756          (179,304)
      Accrued liabilities........................................................       19,690            23,872           (11,342)
      Income taxes payable.......................................................       (3,275)           (4,422)
                                                                                   -----------         ---------       -----------
        Net cash (used for) provided by operating activities.....................      (82,441)          (62,386)           29,249
                                                                                   -----------         ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............................................      (40,163)          (49,082)           (9,652)
  Proceeds from sale of property and equipment...................................                                            5,975
  Payment of earn out obligation from ComputerLand acquisition...................                                          (13,409)
  Cash proceeds from sale of Australian business.................................                                            8,515
  Cash proceeds from sale of European, Mexican and Latin American businesses.....                                          110,379
  Acquisitions, net of cash acquired.............................................      (86,343)
  Other investing activities.....................................................                                             (767)
                                                                                   -----------         ---------       -----------
        Net cash (used for) provided by investing activities.....................     (126,506)          (49,082)          101,041
                                                                                   -----------         ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving line of credit......................................    1,766,300           937,275         1,448,358
  Repayments under revolving line of credit......................................   (1,742,114)         (944,960)       (1,466,150)
  Net borrowings (repayments) under foreign bank facilities......................      (13,058)           (9,980)          (17,742)
  Borrowings (repayments) under senior notes.....................................      125,000                             (43,195)
  Repayment under subordinated debt agreement....................................                                           (4,400)
  Proceeds from sale of accounts receivable......................................       75,000           125,320
  Proceeds from issuance of common stock.........................................          475               691               364
                                                                                   -----------         ---------       -----------
        Net cash provided by financing activities................................      211,603           108,346           (82,765)
                                                                                   -----------         ---------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........................................          863               967            (4,225)
                                                                                   -----------         ---------       -----------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS..............................        3,519            (2,155)           43,300
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           14             3,533             1,378
                                                                                   -----------         ---------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................  $     3,533         $   1,378       $    44,678
                                                                                   ===========         =========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid(received) during the year for:
    Interest (net of interest capitalized of $1,053 and $3,281 for 1994
     and 1995, respectively. No interest was capitalized in 1996)................  $    21,237         $  27,118       $    30,456
    Income taxes.................................................................       11,185            10,747           (36,068)
  Noncash activities:
  Capital lease obligations entered into.........................................                          5,708               187

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General--Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries (the "Operating Company"), the Company markets products and services throughout North America, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers (VARs), retailers, and commercial/dealers. The Company also has established the Merisel Open Computing Alliance (MOCA(TM)), which primarily supports Sun Microsystems' product sales and installations.

Liquidity - In 1996, the Company incurred a net loss of $140,375,000 which includes impairment losses of $42,033,000 and a loss on the sale of the Company's European, Mexican and Latin American Business (such businesses are referred to herein as "EML") of $33,455,000. The impairment losses were associated with the intangible assets of the Company's wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB") which operated the Company's Franchise and Aggregation Business ("FAB"). As of March 28, 1997 the Company sold substantially all of the assets of Merisel FAB to Synnex Information Technologies, Inc. ("Synnex") (See Note 12 - "Subsequent Events"). EML was sold as of September 27, 1996 to CHS Electronics, Inc. ("CHS") (See Note 5 - "Dispositions"). Management believes that a substantial portion of operating losses incurred in 1996 relate to the implementation of its 1996 Business Plan which focused upon the conservation of cash, the sale of assets, and the improvement of business processes, particularly in the area of accounts payable.

The Company has developed and is implementing a business strategy for 1997 (the "1997 Business Strategy") that focuses on profitable North American revenue growth instead of managing for cash. Under the 1997 Business Strategy, Merisel intends to concentrate on strengthening and building its sales infrastructure, improving gross margins, and controlling operating expenses. Other priorities include continuing efforts to achieve operational excellence, addressing financial controls and policies by emphasizing margin improvements and tight expense control, and implementing a strategy focused on the United States and Canada.

In order to meet its debt obligations in mid-1997 (See Note 9 - "Debt"). Merisel is actively pursuing a restructuring plan with the debtholders under its various financing agreements. Effective April 14, 1997, the Company entered into an agreement (the "Agreement") with holders of more than 75% of the outstanding principal amount of its 12.5% Senior Notes ("12.5% Notes") Pursuant to the terms of the Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchange (the "Exchange") their 12.5% Notes for common stock, par value $.01 per share, of the Company (the "Common Stock"), which would equal 80% of the outstanding shares of Common Stock immediately after the Exchange. Contemporaneously with the Exchange, the holders of Common Stock would receive warrants (the "Warrants") to purchase Common Stock constituting 17.5% of the Common Stock outstanding immediately after giving effect to the Exchange.

                         MERISEL, INC. AND SUBSIDIARIES

The Exchange is subject to certain conditions including (i) stockholder approval of an amendment to the Certificate of Incorporation of the Company to authorize the additional shares of Common Stock, and (ii) consents to amendments of the $85,208,000 Revolving Credit Agreement ("Revolving Credit Agreement") and the agreement governing the $56,805,000 principal amount of the 11.5% Senior Note Purchase Agreement ("11.5% Notes") by 100% of the lenders under such agreements to extend the maturity of such indebtedness to January 31, 1999 (the "Extension"), or a refinancing of such indebtedness prior to October 31, 1997. The Company intends to effectuate the Exchange by commencing a registered exchange offer which would be conditioned on 100% of the holders of the 12.5% Notes tendering such notes for Common Stock. If less than 100% of the holders of the 12.5% Notes tender in the exchange offer, Merisel, Inc., the parent company, intends to file a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Merisel Americas and Merisel Canada (the subsidiaries through which the Company's distribution business is conducted) would not be a party to any prepackaged plan which may be required. Any such prepackaged plan, if filed, would affect Merisel, Inc. only, and as such would not affect the continuing and timely payment in full of such subsidiaries' obligations to suppliers, employees and other creditors. In addition, such a prepackaged plan would be subject only to the approval of the holders of the 12.5% Notes, as no other creditors of the Company or its operating subsidiaries would be impaired by the plan as contemplated. The holders of the required percentage of the outstanding principal amount of 12.5% Notes have agreed to vote in favor of the prepackaged plan subject to fulfillment of the other conditions to the Exchange.

In connection with the Extension, the Company has entered into an agreement in principle with the holders of in excess of 60% of the outstanding principal amount of the Revolving Credit Agreement and 66 2/3% of the 11.5% Notes, pursuant to which such holders have agreed, subject to execution of definitive documentation, to extend the respective maturities to January 31, 1999. In consideration of such Extension, the Company has agreed to pay certain fees related to the Extension and, commencing in 1998, additional fees payable quarterly together with an increase in the interest rate of 0.5% per quarter for each quarter that the debt remains outstanding. The Company would have the right to prepay such debt at anytime without penalty. There can be no assurance that the remaining creditors under the Revolving Credit Agreement and the 11.5% Notes (all of whom must approve the Extension for it to be effective) will approve the Extension. In the event that the Extension does not become effective, the Company believes that, assuming it achieves its 1997 Business Strategy, it will have reasonable prospects for a refinancing of such indebtedness in the latter half of 1997, particularly if the Exchange is consummated concurrently with such refinancing.

Effective immediately, and throughout the period the Company is implementing the Exchange and Extension, in excess of 75% of the holders of the 12.5% Notes have agreed to waive any default arising from the nonpayment of interest due in 1997 on the 12.5% Notes, and the required percentage of holders of the Revolving Credit Agreement, the 11.5% Notes, and the Subordinated Notes of Merisel Americas have agreed to waive any cross-default resulting from such non-payment. In consideration for such waivers, Merisel Americas has agreed to pay certain fees to the holders of the Revolving Credit Agreement and the 11.5% Notes, and, subject to the Extension becoming effective, to increase the interest rate by 0.5% per quarter during 1998 on the Subordinated Notes while such debt remains outstanding. Accordingly, the Company believes that it will be able to satisfy all of its material debt obligations under such instruments in 1997 pending the consummation of the Exchange and the Extension. Interest will continue to be due and payable on the outstanding 12.5% Notes that have not consented to the waiver at the time such payments are due; however, such holders will not be able to accelerate the payment of the principal of the 12.5% Notes under the terms of the Indenture governing the 12.5% Notes.

At December 31, 1996, the Company had cash and cash equivalents of approximately $44,700,000. In the opinion of management, as a result of the Agreement reached with the holders of the 12.5% Notes and the waivers received from the holders of the Revolving Credit Agreement, the 11.5% Notes and the Subordinated Notes, cash on hand, together with anticipated cash flow in 1997 will be sufficient to meet the Company's liquidity requirements for the next 12 months.

                         MERISEL, INC. AND SUBSIDIARIES

Risks and Uncertainties--The Company believes that the diversity and breadth of the Company's product and service offerings, customers, and the general stability of the economies in the markets in which it operates significantly mitigate the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition, or composition of its markets. Although Merisel regularly stocks products and accessories supplied by more that 500 manufacturers, 60% of the Company's net sales in 1996 (as compared to 63% in 1995, and 56% in 1994) were derived from products supplied by Merisel's ten largest manufacturers.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, inventory, deferred income taxes, accounts payable, sales returns and recoverability of long-term assets.

New Accounting Pronouncement--The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." (SFAS 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Although adoption of SFAS 123 is optional, pro forma disclosures illustrating the effect on net income and earnings per share as if the provisions of SFAS 123 had been adopted, are required and are presented in Note 11 "Employee Stock Options and Benefit Plans".

Revenue Recognition, Returns and Sales Incentives--The Company recognizes revenue from hardware and software sales as products are shipped. The Company, subject to certain limitations, permits its customers to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs which, among others, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon the volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's manufacturers. The allowances for sales returns and costs of customer incentive programs are accrued concurrently with the recognition of revenue.

In connection with FAB, the Company collected initial franchise fees, "cost plus" markups and royalties. Initial franchise fees, were recognized as income when substantially all services and conditions relating to the sale of the franchise had been performed or satisfied. ''Cost plus'' markups, which range from 1.95% to 3.10%, were charged to franchisees for products purchased from ComputerLand. These markups, as well as royalties, which range from 0.5% to 5.0% of franchise sales were recognized as such sales occur. Royalty revenues were $5,812,000 and $10,500,000 in 1996 and 1995 respectively. Franchise agreements range from one to ten years in length. As of March 28th, 1997 the Company completed the sale of substantially all of the assets of Merisel FAB. (See Note 12 "Subsequent Events")

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

Inventories--Inventories are valued at the lower of cost or market; cost is determined on the average cost method.

                         MERISEL, INC. AND SUBSIDIARIES

Property and Depreciation--Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

The Company capitalizes all direct costs incurred in the construction of facilities and the development and installation of new computer and warehouse management systems. Such amounts include the costs of materials and other direct construction costs, purchased computer hardware and software, outside programming and consulting fees, direct employee salaries and interest.

Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired resulted from the acquisition in January 1994 of FAB and the acquisition in 1990 of Microamerica, Inc. The cost in excess of net assets acquired from Microamerica, Inc. is being amortized over a period of 40 years using the straight line method. The cost in excess of net assets acquired from FAB was being amortized over an aggregate period of 25 years (see Note 3 "Acquisitions"). As of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB. In connection with such sale, the cost in excess of net assets acquired related to Merisel FAB will be written off (see Note 12 "Subsequent Events"). Accumulated amortization was $12,186,000 and $14,429,000 at December 31, 1995 and 1996 respectively.

The Company reviews the recoverability of intangible assets to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of intangible assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and fair value of the assets (see Note 4 "Impairment Losses").

Income Taxes--Deferred income taxes represent the amounts which will be paid or received in future periods based on the tax rates that are expected to be in effect when the temporary differences are scheduled to reverse.

At December 31, 1995, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes was approximately $7,000,000, representing primarily earnings in the Company's Canadian subsidiary. No undistributed foreign earnings remained in the Company as of December 31, 1996.

Concentration of Credit Risks--Financial instruments which subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign currency exchange contracts. Concentration of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, and in certain locations maintains credit insurance as the Company deems appropriate. The Company diversifies its credit risk with respect to forward foreign exchange contracts due to the number of institutions with which it enters into contracts. The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.

Fair Values of Financial Instruments--The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. The estimated fair value of long-term debt including current maturities, based on reference to quoted market prices, was less than the carrying value by approximately $32,300,000 and $60,776,000 as of December 31, 1995 and 1996,
respectively.

                         MERISEL, INC. AND SUBSIDIARIES

Foreign Currency Translation--Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rate in effect at the close of the period. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the period. The aggregate effect of translating the financial statements of foreign subsidiaries at the above rates is included in a separate component of stockholders' equity entitled Cumulative Translation Adjustment. In addition, the Company advances funds in the normal course of business to certain of its foreign subsidiaries which are not expected to be repaid in the foreseeable future. Translation adjustments resulting from these advances are also included in Cumulative Translation Adjustment.

Foreign Exchange Instruments--The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward dollar contracts to hedge short-term advances to its foreign subsidiary and to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. The Company's foreign exchange rate contracts minimize the Company's exposure to exchange rate movement risk, as any gains or losses on these contracts are offset by gains and losses on the transactions being hedged. At December 31, 1995, the Company had approximately $131,000,000 of foreign exchange contracts outstanding, the carrying value of which does not differ significantly from their fair value. There were no outstanding foreign exchange contracts as of December 31, 1996. In 1994 and 1995 there was a net foreign currency loss of $1,422,000, and $806,000 respectively. These losses were primarily due to the devaluation of the Mexican Peso. In 1996 the Company recorded a net foreign currency gain of $161,000 which was also primarily related to the performance of the Mexican Peso against the United States dollar. These amounts are recorded as other expense.

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

Fiscal Periods--The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to March 31, June 30, September 30 and December 31. For clarity of presentation, the Company has described year-ends presented as if the years ended on December 31 and quarter-ends presented as if the quarters ended on March 31, June 30, September 30 and December 31. The 1994, 1995 and 1996 fiscal years were 52 weeks in duration. All quarters presented for 1995 and 1996 were 13 weeks in duration.

2. RESTRUCTURING CHARGE

During the first six months of 1995, the Company recorded charges of $9,333,000 associated with resizing and restructuring several of the Company's operations. The charge consisted of $4,578,000 of severance charges for the involuntary termination of approximately 240 employees, $2,830,000 for anticipated warehouse closures in North America and $1,925,000 for the anticipated consolidation of certain warehouses in Europe. As of December 31, 1995, $4,543,000 of these charges remained in accrued liabilities.

As a result of the Company's sale of EML, the Company's plans regarding the consolidation of certain warehouses in Europe were no longer necessary. (see
Note 5 "Dispositions") As a result, approximately $1,925,000 of the unused restructuring charge provided in 1995 was offset against the loss on the sale of EML. The remaining unused restructuring charge of approximately $2,200,000 was used to offset severance costs associated with corporate downsizing as a result of the sale of EML. As of December 31, 1996, $481,000 of restructuring charges remained in accrued liabilities.

                         MERISEL, INC. AND SUBSIDIARIES

3. ACQUISITIONS

On January 31, 1994, the Company, through its wholly-owned subsidiary, Merisel FAB, acquired certain assets of the United States Franchise and Distribution Division (the "F&D Division") of Vanstar Corporation (formerly ComputerLand Corporation) (the "ComputerLand Acquisition"). The Company paid $80,200,000 in cash at closing for the acquired assets and $2,100,000 of direct acquisition costs. In addition, the Company paid Vanstar a negotiated settlement of $13,400,000 in earn out obligations under the original purchase agreement, net of rebates. The acquisition was accounted for as a purchase. Based on an independent valuation prepared for the company, $96,300,000 of the purchase price was allocated to intangible assets with an estimated aggregate life of 25 years. The intangible assets were subsequently written down by $30,000,000 in the fourth quarter of 1995, $40,000,000 in the third quarter of 1996, and $2,033,000 in the fourth quarter of 1996 (See Note 4 "Impairment Losses").

In connection with the ComputerLand Acquisition, Merisel FAB and Vanstar entered into the Distribution and Services Agreement (the "Service Agreement") which as extended and amended provided significant distribution and other support services to Merisel FAB for a contractually agreed upon fee. Also under the terms of the Services Agreement, Vanstar agreed to provide extended credit to Merisel FAB (the "Vanstar Payable") which was to be reduced by scheduled payment amounts. At December 31, 1995 and 1996, $23,500,000 and $20,000,000,
respectively, was outstanding on the Vanstar Payable and is included in accounts payable. The Vanstar Payable was assumed by, and the Service Agreement was assigned to, Synnex pursuant to the sale of substantially all of the assets of Merisel FAB as of March 28, 1997. (See Note 12-"Subsequent Events.")

4. IMPAIRMENT LOSSES

In the quarter ended September 30, 1996, the Company determined that a portion of the carrying value for certain of its identifiable intangible assets would not be recovered from their use in future operations. Accordingly, these assets were written down to their fair values as of September 30, 1996. An impairment was recognized on the intangible assets of the Franchise and Aggregation Business (FAB), due to declining sales growth, margins and earnings, and the resulting negative trend in projected cash flows. The intangible assets of FAB were acquired in January 1994 (see Note 3) and had a net book value of $57,600,000 at September 30, 1996, prior to the write down. Fair value of the intangible assets was measured by discounting future expected cash flows, which resulted in a required write down of $40,000,000. In December 1996, the Company recorded an additional $2,033,000 charge to adjust FAB assets to their fair value based on the provisions of a definitive agreement to sell such assets in the first quarter of 1997. (See Note 12-"Subsequent Events.") An impairment loss of $30,000,000 associated with these assets was previously recorded in the fourth quarter of 1995.

The Company undertook the process of converting its North American operations to new computer operating systems from 1993 through 1995. Such undertaking was completed in the Canadian subsidiary, for a substantially higher cost than anticipated. In addition, the Company has decided to delay the installation of these systems in the United States beyond 1997. As a result of the cost overruns, the Company's experience in Canada and the decision to delay installation in the United States, it was determined that the value of these assets had been impaired, which resulted in a write down at the end of the fourth quarter of 1995 of $19,500,000 in capitalized costs. The book value of these capitalized costs was $44,600,000 at December 31, 1995 prior to the write down, and $25,100,000 subsequent to the write down. The write down was determined by identifying certain cost categories that would be duplicated with future development efforts and which would not provide value to the Company.

                         MERISEL, INC. AND SUBSIDIARIES

In March 1996, as of January 1, 1996 the Company sold its interest in its wholly owned Australian subsidiary, Merisel Pty Ltd. ("Australia"), to Tech Pacific Holdings Ltd. Under the terms of the agreement, the Company received consideration of $9,900,000 in the form of repayment of certain intercompany debt obligations. The Company recognized a $1,900,000 charge as an impairment loss for the write down of the Australian net assets to their net realizable value in the fourth quarter of 1995. These net assets, after write down, totaled $9,900,000 and were classified in the December 31, 1995 consolidated balance sheet as other current assets. Prior to the $1,900,000 charge, the Australian subsidiary reported a loss of $6,100,000 for 1995.

5.        DISPOSITIONS

On October 4, 1996, Merisel completed the sale of EML to CHS. The sale was effective as of September 27, 1996. A loss of $33,455,000, which includes approximately $7,400,000 of direct costs related to the sale, was recorded on such sale. The sale price, computed based on the combined closing balance sheet of EML, was $147,631,000, consisting of (i) $110,379,000 in cash, (ii) the assumption of Merisel's European asset securitization agreement against which $26,252,000 was outstanding at closing and (iii) a receivable for $11,000,000, payable in three installments of $3,000,000, $4,000,000, and $4,000,000, due at various date through 1997.

In addition, effective January 1, 1996 the Company completed the sale of its Australian Subsidiary ("see Note 4"). Following is summarized pro forma operating results assuming that the Company had sold EML and its Austrailian subsidiary as of January 1, 1995.

                                               (in thousands except per share data)
                                                  Twelve Months Ended December 31,
                                                 1995                         1996
                                              ----------                   ----------
      Net Sales                               $4,568,915                   $4,462,653
      Gross Profit                               228,293                      216,032
      Net loss                                   (67,737)                    (100,052)
                                              ==========                   ==========
      Net loss per share                      $    (2.27)                  $    (3.33)
                                              ==========                   ==========
      Weighted Average Shares
       Outstanding                                29,806                       30,001
                                              ==========                   ==========

EML is not an incorporated entity for which historical financial statements were prepared. The historical balances used in preparing the above pro forma balances represent combined balances obtained from the separate unaudited financial statements for the individual entities comprising EML. The pro forma results include adjustments for general and administrative expenses that would not have been eliminated due to the sale of EML. The pro forma adjustments also include adjustments for amortization of intangible assets and for interest expense on debt repaid with a portion of the proceeds from the sale, net of the effect of an interest rate increase resulting from the renegotiation of certain debt agreements as a result of the sale. Historical balances obtained from Australia's unaudited financial statements were also used in preparing the pro forma balances above.

Effective March 28, 1997, Merisel completed the sale of substantially all of the assets of Merisel FAB to a wholly owned subsidiary of Synnex. The purchase price was approximately $31,992,000. (See Note 12-"Subsequent Events".)

                         MERISEL, INC. AND SUBSIDIARIES

6. SALE OF ACCOUNTS RECEIVABLE

The Company's wholly owned subsidiary, Merisel Americas, sells trade receivables on an ongoing basis to its wholly owned subsidiary, Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization Company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to the securitization Company on an ongoing basis, which yields proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which upon its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. This facility expires in October 2000. In connection with the sale of EML and as a result of the substantial losses incurred by the Company, Merisel Americas and Merisel Capital Funding were required to, and did obtain, amendments and waivers with respect to certain covenants under this facility.

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

Effective October 16, 1995, Merisel U.K. Ltd. ("Merisel U.K.") entered into a receivables purchase agreement with a securitization Company to provide funding for Merisel's U.K. subsidiary. This facility, including $26,252,000 outstanding thereunder, was assumed by CHS in connection with the purchase of EML.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 1996 the total amount outstanding under these facilities was $248,820,000. Fees incurred in connection with the sale of accounts receivable for the years ended December 31, 1994, 1995 and 1996 were $7,151,000, $10,291,000 and
$16,029,000, respectively, and are recorded as other expense.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                                          ESTIMATED
                                          ---------
                                         USEFUL LIFE
                                         -----------
                                          (IN YEARS)
                                                            DECEMBER 31,
                                                        -------------------
                                                         1995         1996
                                                        -------     -------
      Land..............................                $ 9,678    $  5,818
      Building..........................       20         3,880       3,880
      Equipment.........................   3 to 7        76,918      65,628
      Furniture and fixtures............   3 to 5        13,777       8,575
      Leasehold improvements............  3 to 20        15,963       9,025
      Construction in progress..........                 21,365      21,850
                                                        -------    --------
      Total.............................                141,581     114,776
      Less accumulated depreciation and
       amortization.....................                (51,200)    (53,346)
                                                        -------    --------
      Property and equipment, net.......                $90,381    $ 61,430
                                                        ========   ========

                        MERISEL, INC. AND SUBSIDIARIES
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. INCOME TAXES

The components of income (loss) before income taxes consisted of the following (in thousands):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------------------
                                             1994               1995               1996
                                            -------          ----------         ---------
     Domestic............................   $23,430          $  (71,884)        $(100,139)

     Foreign.............................    (3,479)            (33,806)          (38,697)
                                            -------           ---------         ---------
     Total...............................   $19,951           $(105,690)        $(138,836)
                                            =======           =========         =========


The provision (benefit) for income taxes consisted of the following (in thousands):


                                                   FOR THE YEARS ENDED  DECEMBER 31,
                                             ---------------------------------------------
                                              1994                1995              1996
                                             -------            --------           -------
     Current:
          Federal......................      $10,675            $(24,627)          $(1,706)
          State........................        2,429                 130               360

          Foreign......................          210              (2,753)           (3,290)
                                             -------            --------           -------
          Total Current................       13,314             (27,250)           (4,636)
                                             -------            --------           -------

     Deferred:
          Domestic.....................       (4,325)              7,120             4,659

          Foreign......................         (648)             (1,649)            1,516
                                             -------            --------           -------
          Total deferred...............       (4,973)              5,471             6,175
                                             -------            --------           -------
          Total provision (benefit)....      $ 8,341            $(21,779)          $ 1,539
                                             =======            ========           =======

Deferred tax liabilities and assets were comprised of the following (in thousands):

                                                                  DECEMBER 31,
                                                            1995               1996
                                                         ---------           --------
     Deferred tax assets
          Net operating loss.......................      $   2,350           $ 26,328

          Expense accruals.........................          9,886             11,919

          State taxes..............................          1,056               (372)

          Property and goodwill....................          3,648             10,697

          Other, net...............................          1,999              2,033
                                                         ---------           --------
                                                            18,939             50,605
          Valuation allowances.....................        (12,282)           (50,123)
                                                         ---------           --------
             Total.................................      $   6,657           $    482
                                                         =========           ========
     Net deferred tax asset........................      $   6,657           $    482
                                                         =========           ========

                         MERISEL, INC. AND SUBSIDIARIES

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                                                 FOR THE YEARS ENDED
                                                                              -------------------------
                                                                                     DECEMBER 31,
                                                                              -------------------------
                                                                               1994      1995      1996
                                                                              ------    ------    ------
     Statutory rate.......................................................    35.0%     (35.0)%   (35.0)%
     Increase in U.S. valuation allowance.................................                9.3      27.3
     State income taxes, less effect of federal deduction.................     4.0        0.1        .2
     Foreign income subject to tax at other than statutory rate...........     2.5        3.2
     Goodwill amortization................................................     1.3        0.4        .2
     Foreign losses with benefits at less than statutory rate.............     6.7        0.1       7.2
     Utilization of net operating losses of foreign subsidiary............    (5.3)                (1.0)
     Other................................................................    (2.4)       1.3       2.2
                                                                              ------    -------   -------
     Effective tax rate...................................................    41.8%     (20.6)%     1.1%
                                                                              ======    =======   =======

At December 31, 1995 and December 31, 1996, the Company had available net operating loss carryforwards of $ 6,671,000 and $ 77,643,000, respectively which expire at various dates through December 31, 2011.

9. DEBT

At December 31, 1996, the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. ("Merisel Europe") had unsecured senior borrowings, which as amended, consisted of $56,805,000 of 11.5% notes by Merisel Americas, and a $85,208,000 Revolving Credit Agreement by Merisel Americas and Merisel Europe, all of which were outstanding. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference rates plus a specified percentage. The average interest rate for the Revolving Credit Agreement at December 31, 1996 was approximately 10.85%. In the year ended December 31, 1996, the Company paid a total of $35,000,000 in aggregate scheduled amortization payments under the 11.5% Notes and Revolving Credit Agreement. Additionally, on October 4, 1996, the Company amended the 11.5% Notes and the Revolving Credit Agreement in connection with the sale of EML and permanently reduced the outstanding borrowings on the 11.5% Notes and the Revolving Credit Agreement by $29,000,000 and $43,500,000, respectively. As a result of the sale of EML, Merisel Europe no longer is an operating entity.

As amended, these agreements require that the Company make an aggregate of five consecutive principal payments of $1,500,000 each on the last calendar day of each month from February through June 1997 plus an additional principal repayment of $7,500,000 on January 2, 1998. As amended, the 11.5% Notes and the Revolving Credit Agreement provide that if the Company makes the June 30, 1997 interest payment on its $125,000,000 principal amount 12.5% Notes at any time before January 31, 1998, then the Company shall make an aggregate principal repayment of an additional $40,000,000 on the 11.5% Notes and the Revolving Credit Agreement. Further, if the Company makes the December 31, 1997 interest payment on its 12.5% Notes at anytime before January 31, 1998, the Company must make an additional aggregate principal payment of $30,000,000 on the 11.5% Notes and the Revolving Credit Agreement. The 11.5% Notes and the Revolving Credit Agreement are due in full on January 31, 1998. The amendments also provide that certain tax refunds and asset sale proceeds when received by the Company shall be used to permanently prepay the 11.5% Notes and Revolving Credit Agreement. The principal repayments will be shared ratably by the lenders under the Revolving Credit Agreement and the holders of the 11.5% Notes.

                         MERISEL, INC. AND SUBSIDIARIES

The 11.5% Notes and the Revolving Credit Agreement contain various covenants including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth, and place limitations on the acquisition of assets. These agreements also require the Company or certain of its subsidiaries to maintain certain specified financial ratios. Such financial ratios include: interest coverage; adjusted tangible net worth; earnings before interest, taxes, depreciation, amortization and securitization expense; total debt equivalents to adjusted tangible net worth; inventory turnover; accounts payable; and minimum accounts payable to inventory. In connection with the sale of EML, and as a result of the substantial losses incurred by the Company, the Company was required to obtain, and did obtain waivers of various covenants, including financial ratio covenants, contained in the 11.5% Notes and the Revolving Credit Agreement and amendments of such covenants for future periods.

At December 31, 1996, Merisel Americas had outstanding an aggregate of $17,600,000 of privately placed subordinated notes (the "Subordinated Notes"). The Subordinated Notes, as amended during 1996, provide for an interest rate increase of .50% to 11.78% per annum effective April 15, 1996, and are repayable in four remaining equal annual installments of $4,400,000 which was due and paid in January 1997, and $4,400,000 due in March 1998, March 1999 and in March 2000. Accrued interest on the Subordinated Notes is required to be paid quarterly. The Subordinated Notes contain certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, sell certain assets and prohibit the payment of dividends. The Subordinated Notes also incorporate the financial covenants contained in the Senior Notes and the Revolving Credit Agreement. In connection with the amendment of the Revolving Credit Agreement and the Senior Notes described above, the Company was required to obtain and did obtain an amendment of the Subordinated Note Purchase Agreement.

On April 14, 1997 the Company obtained the Limited Waiver and Agreement to Amend from the required number of holders of the 11.5% Notes, the Revolving Credit Agreement and the Subordinated Notes. Under the Limited Waiver and Agreement to Amend, the Company obtained certain waivers and consents necessary to facilitate its debt restructuring. Among other items, the lenders agreed to waive any default that may arise from the non-payment of interest on the 12.5% Notes, the commencement of a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and certain other events of default and financial covenants. In addition, the lenders have agreed subject to execution of definitive documentation and certain other conditions, to extend the maturities of the Revolving Credit Agreement and the 11.5% Notes to January 31, 1999. (See note 1 - "Liquidity")

At December 31, 1996, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. The 12.5% Notes provide for an interest rate of 12.5% payable semiannually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables and are not guaranteed by any of the Company's operating entities. The Indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers. Without a restructuring or refinancing of the Company's debt, the Company may be unable to make its June 30, 1997 and December 31, 1997 interest payments on the 12.5% Notes and the additional $40,000,000 and $30,000,000 repayments which would be due on June 30, 1997 and December 31, 1997, respectively, on the 11.5% Notes and the Revolving Credit Agreement required before such interest payments can be made. In addition, the restriction on dividend payments contained in the 11.5% Notes and the Revolving Credit Agreement could limit the ability of the Company to repay principal and interest on the 12.5% Notes if, and to the extent that, such limitations prevent cash or other dividends from being paid to the Company. Further, in the event of a default under the 11.5% Notes and the Revolving Credit Agreement, payments of principal and interest on the 12.5% Notes are prohibited.

                         MERISEL, INC. AND SUBSIDIARIES

On April 14, 1997, the Company obtained a Limited Waiver and Voting Agreement from the required number of holders of the 12.5% Notes. Under the Limited Waiver and Voting Agreement, the holders have agreed to exchange the 12.5% Notes into approximately 80% of the Company's Common Stock. The Company intends to effect the exchange through an exchange offer requiring the tender of 100% of the 12.5% Notes. If less than 100% of the note holders tender such notes, the Company intends to file a "prepacked" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. The holders of the required percentage of the outstanding principal amount of 12.5% Notes have agreed to vote in favor of the prepackaged plan subject to fulfillment of the other conditions to the Exchange. In addition, the holders have agreed to waive any defaults arising from the non-payment of interest due in 1997. (See Note 1 -"Liquidity").

At December 31, 1996, the Company had promissory notes outstanding with an aggregate balance of $10,150,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments commencing February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

At December 31, 1995, the Company leased certain warehouse and computer equipment under long-term leases and has the option to purchase the equipment
for a nominal cost at the termination of the lease.   All such leases were
related to EML and were assumed by CHS. At December 31, 1996, the Company's only capital lease obligations were $187,000 related to FAB's operations. These obligations were assumed by Synnex as part of the sale of Merisel FAB in the first quarter of 1997. (See Note 12 - "Subsequent Events.")

10. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under noncancellable operating leases. Future minimum rental payments, under leases that have initial or remaining noncancellable lease terms in excess of one year are $8,148,000 in 1997, $6,920,000 in 1998, $6,367,000 in 1999, $4,218,000 in 2000, $3,279,000 in
2001 and $4,717,000 thereafter. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 1994, 1995 and 1996 was $13,447,000, $14,840,000 and $16,284,000, respectively.

In June 1994, the Company and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the ''Class Period''). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint on December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. The plaintiffs have appealed the dismissal. The parties' appellate briefing to the Ninth Circuit was completed on November 6, 1995. The Ninth Circuit heard oral arguments on June 4, 1996. As of the date of this report there has been no decision from the Ninth Circuit.

                         MERISEL, INC. AND SUBSIDIARIES

On January 1, 1997, the Company received notice that Tech Pacific had brought a claim in the Supreme Court of New South Wales, Sydney Registry Commercial Division, against Merisel, its subsidiary Merisel Asia, Inc. ("Merisel Asia"), Patrick T. Woods, former managing director of Merisel Australia and Michael D. Pickett, former CEO and Chairman of Merisel, in a proceeding captioned Tech Pacific Holdings Limited, v. Merisel, Inc., et. al. In March 1996, Tech Pacific purchased Merisel Pty Ltd., Merisel's Australian subsidiary, pursuant to the Share Purchase Agreement dated as of March 7, 1996 between Merisel Asia and Tech Pacific. The claim asserts various breaches of representations and warranties as well as misleading and deceptive conduct under relevant provisions of Australian law with respect to the financial position of Merisel Australia as represented by the disclosure documents. The plaintiffs seek to recover the difference plus costs and expenses associated with the claim. The Company intends to defend itself vigorously against this claim.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which management expects to have a material impact on the Company's financial statements.

11. EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS

The Company's stock option plans, incentive stock options and nonqualified stock options may be granted to employees, directors, and consultants. The plans authorize the issuance of an aggregate of 4,616,200 shares upon exercise of options granted thereunder. The optionees, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the option committee under the stock option plans, though incentive stock options must be granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. The following summarizes activity in the plans for the three years ended December 31, 1996:

                                         1994                            1995                       1996
                            ----------------------------      --------------------------   --------------------------
                                              Wgtd Avg.                       Wgtd Avg.                   Wgtd Avg.
                               Shares       Exer. Price         Shares      Exer. Price      Shares       Exer. Price
                            ------------   -------------      -----------  -------------   -----------   ------------
Outstanding at
   beginning of year        1,856,140      $     7.61          1,902,625    $      9.03      3,191,289     $     7.30
Granted                       243,500           18.45          1,680,241           5.91        354,500           2.45
Exercised                    (112,300)           4.23           (112,422)          2.99       (215,000)           .67
Canceled                      (84,715)          11.25           (279,155)         12.43     (1,812,444)          7.04
                            ---------                          ---------                    ----------
Outstanding at end
   of year                  1,902,625            9.03          3,191,289           7.30      1,518,345           7.48
                            ---------                          ---------                    ----------
Option price range for
  Exercised shares                       $2.00-$11.88                       $2.20-$6.25                   $0.01-$2.20
                                         ------------                       -----------                   -----------
Weighted average fair
   value of options
  granted during the year                                          $3.80                        $1.61
                                                               ---------                    ---------

                         MERISEL, INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at December 31, 1996:

                                    Options Outstanding           Options Exercisable
                            --------------------------------    -----------------------
                                         Weighted
                                         Average     Weighted                 Weighted
                           Number        Remaining   Average    Number        Average
Range of                   Outstanding   Life        Exercise   Exercisable   Exercise
Exercise Prices            at 12/31/96   In Years    Price      at 12/31/96   Price
----------------------     -----------   --------    --------   -----------   --------
$  7.7800 to $  8.4100          11,970      4        $  8.3958     11,970     $ 8.3958
   3.0000 to $  3.0000         173,500      5           3.0000    173,500       3.0000
  11.3750 to $ 11.3750         182,250      6          11.3750    163,900      11.3750
  11.7500 to $ 11.8750         126,500      7          11.8711     95,875      11.8698
  15.0000 to $ 19.8750          91,250      8          19.6078     60,250      19.4704
   4.5790 to $  6.3125         587,875      9           5.7827    217,750       5.7049
   1.8750 to $  3.7500         345,000     10           2.4586          0       0.0000
                           -----------                            -------
$  1.8750 to $19.8750        1,518,345                            723,245
                           ===========                            =======

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Corporation's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                             (In thousands, except per share amounts)
                                     1995               1996
                                  ---------           ---------
Net Loss - As Reported            $(83,911)          $(140,375)
Net Loss - Pro Forma               (84,480)           (140,994)

Loss Per Share - As Reported         (2.82)              (4.68)
Loss Per Share - Pro Forma           (2.83)              (4.70)

The fair value of each option granted during 1995 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   1995                 1996
                                ---------             ---------
Expected life                     5.0                    5.0
Expected volatility              72.41%                 72.69%
Risk-free interest rate           6.27%                  6.32%
Dividend Yield                    0.00%                  0.00%

                         MERISEL, INC. AND SUBSIDIARIES

The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least one year of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $579,000 and $125,000 to the plan during the years ended December 31, 1994 and 1995, respectively.
The Company did not make any matching contributions on behalf of its employees in 1996.

12. SUBSEQUENT EVENTS

As of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB to a wholly owned subsidiary of Synnex. The sale price, computed based upon the February 21, 1997 balance sheet of Merisel FAB was $31,992,000 consisting of the buyer assuming $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. As part of the sale, the Company agreed to extend rebates to Synnex on future purchases at a defined rate per dollar of purchases, not to exceed $2,000,000. The purchase price is subject to adjustments based upon Merisel FAB's March 28, 1997 balance sheet. In the quarter ended December 31, 1996, the Company recorded an impairment charge of $2,033,000 to adjust Merisel FAB's assets to their fair market value.

13. SEGMENT INFORMATION

The Company's operations primarily involve a single industry segment--the wholesale distribution of computer hardware and software products. The geographic areas in which the Company operates on an ongoing basis are the United States, and Canada, after taking into account the sale of the Company's other foreign businesses during 1996. Net sales, operating income (before interest, other non-operating expenses and income taxes) and identifiable assets by geographical area were as follows (in thousands):

                                            UNITED                       OTHER
                                            STATES        CANADA     INTERNATIONAL    ELIMINATIONS    CONSOLIDATED
                                          ----------     -------      ------------    ------------    ------------
1994:
            Net sales................     $3,413,614     $516,616       $1,088,457                      $5,018,687
                                          ==========     ========       ==========                      ==========
            Operating income (loss)..     $   52,150     $  9,871       $   (1,294)                     $   60,727
                                          ==========     ========       ==========                      ==========
            Identifiable assets......     $  715,082     $147,483       $  337,083        $ (7,778)     $1,191,870
                                          ==========     ========       ==========        ========      ==========
1995:
Net sales:
            Net sales................     $3,996,346     $572,569       $1,388,052                      $5,956,967
                                          ==========     ========       ==========                      ==========
            Operating loss...........     $  (37,825)    $ (3,637)      $  (12,760)                     $  (54,222)
                                          ==========     ========       ==========                      ==========
            Identifiable assets......     $  738,220     $135,482       $  375,878        $(19,246)     $1,230,334
                                          ==========     ========       ==========        ========      ==========
1996:
Net sales:
            Net sales................     $3,818,923     $643,730       $1,060,171                      $5,522,824
                                          ==========     ========       ==========                      ==========
            Operating income (loss)..     $  (44,295)    $ (5,406)      $    1,901                      $  (47,800)
                                          ==========     ========       ==========                      ==========
            Identifiable assets......     $  623,707     $126,691       $        0        $(19,359)     $  731,039
                                          ==========     ========       ==========        ========      ==========

                         MERISEL, INC. AND SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for the quarterly periods for the fiscal years ended 1995 and 1996 is presented below (in thousands, except per share amounts):

                                                                     1995
                                           --------------------------------------------------------
                                            MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                           -----------   -----------   -------------   ------------
             Net sales..................   $1,454,894    $1,379,864      $1,544,018     $1,578,191
             Gross profit...............       93,223        85,475          89,253         55,738
             Net loss...................       (1,789)       (4,613)           (253)       (77,256)
             Net loss per share.........        (0.06)        (0.16)          (0.01)         (2.59)
                                                                     1996
                                           --------------------------------------------------------
                                            MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                           -----------   -----------   -------------   ------------
             Net sales..................   $1,536,589    $1,442,668      $1,393,532     $1,150,035
             Gross profit...............       87,223        79,587          57,193         65,251
             Net (loss) income..........      (13,508)      (11,404)       (117,138)         1,675
             Net (loss) income per share        (0.45)        (0.38)          (3.90)           .06

In the fourth quarter of 1995, the Company recorded certain items which reduced operating income by approximately $89,400,000. These items included impairment losses on long-lived assets totaling $51,400,000. The remaining $38,000,000 represents adjustments to account balances, primarily in accounts payable. Additional adjustments related to vendor account reconcilations and customer disputes were taken, which amounted to $2,200,000 in each of the first two quarters of 1996, and $23,000,000 in the third quarter of 1996. Additionally, third quarter charges were also recognized for further impairment of certain long lived assets for $40,000,000 and for the loss on the sale of certain assets totaling $33,455,000. In the fourth quarter of 1996, net income includes a $2,033,000 charge to adjust Merisel FAB's assets to their fair value based on the provisions of a definitive agreement to sell such assets in the first quarter of 1997.

                         MERISEL, INC. AND SUBSIDIARIES

                                  SCHEDULE II


                         MERISEL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1994, 1995 AND 1996

                                            BALANCE AT    CHARGED TO                   BALANCE AT
                                           DECEMBER 31,    COSTS AND                  DECEMBER 31,
                                               1993        EXPENSES     DEDUCTIONS        1994
                                           ------------   ------------  -----------   ------------
Accounts receivable--Doubtful accounts..    $16,543,000   $18,851,000   $18,883,000    $16,511,000
Accounts receivable--Other (1)..........      4,263,000    34,694,000    29,909,000      9,048,000


                                           BALANCE AT     CHARGED TO                  BALANCE AT
                                           DECEMBER 31,    COSTS AND                  DECEMBER 31,
                                               1994        EXPENSES     DEDUCTIONS       1995
                                           ------------   ------------  -----------   ------------
Accounts receivable--Doubtful accounts..    $16,511,000   $16,335,000   $12,647,000    $20,199,000
Accounts receivable--Other (1)..........      9,048,000    23,100,000    27,561,000      4,587,000

                                           BALANCE AT     CHARGED TO                  BALANCE AT
                                           DECEMBER 31,    COSTS AND                  DECEMBER 31,
                                               1995        EXPENSES     DEDUCTIONS        1996
                                           ------------   ------------  -----------   ------------
Accounts receivable--Doubtful accounts..    $20,199,000   $17,421,000   $17,858,000    $19,762,000
Accounts receivable--Other (1)..........      4,587,000    14,355,000    15,020,000      3,922,000

---------------
(1) Accounts receivable--Other includes allowances for net sales returns and uncollectible cooperative advertising credits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or before April 30, 1997.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) List of documents filed as part of this Report:

      (1)   FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

            Independent Auditors' Report.

            Consolidated Balance Sheets at December 31, 1995 and 1996.

            Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996.

            Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1996.

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

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

  (b) The Following Reports on Form 8-K were filed during the quarter ended December 31, 1996:

       Current Report on Form 8-K, dated October 18, 1996.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATE: APRIL 14, 1997
                                      Merisel, Inc.

                                     /s/ James E. Illson

                                     By /s/ James E. Illson
                                       ----------------------------------
                                       James E. Illson
                                       Senior Vice President, Finance,
                                       Chief Financial Officer and Assistant
                                         Secretary

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                         TITLE                      DATE
-----------------------------   ------------------------------    ---------------

/s/   Dwight A. Steffensen      Chairman of the Board of          April  14, 1997
-----------------------------   Directors, and Chief Executive
      Dwight A. Steffensen      Officer (Principal Executive
                                Officer)

/s/    James E. Illson          Senior Vice                       April  14, 1997
-----------------------------   President--Finance,
       James E. Illson          Chief Financial Officer,
                                Assistant Secretary (Principal
                                Financial and Accounting
                                Officer)

/s/   Lawrence J. Schoenberg    Director                          April  14, 1997
-----------------------------
  Lawrence J. Schoenberg

                                Director                          April  14, 1997
-----------------------------
  David L. House

/s/   Dr. Arnold Miller         Director                          April  14, 1997
-----------------------------
  Dr. Arnold Miller

/s/   Joseph Abrams             Director                          April  14, 1997
-----------------------------
  Joseph Abrams

                                 EXHIBIT INDEX

 2.1      Purchase Agreement dated as of  August 29, 1996. (21)

 2.2      Amendment 1 to Purchase Agreement dated as of October 4, 1996. (21)

 2.3 Amended and Restated Receivables Transfer Agreement dated as of September 27, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc. (21)

 2.4 Amended and Restated Receivables and Servicing Agreement dated as of September 27, 1996, by and between Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. and General Electric Capital Corporation. (21)

 2.5 Amendment No. 1 and Waiver to Amended and Restated Receivables Purchase and Servicing Agreement dated as of November 7, 1996 among Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. Electric and General Capital Corporation.

 2.6 Amendment No. 1 and Waiver to Amended and Restated Receivables Transfer Agreement dated as of November 7, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc.

 2.7 Settlement Agreement and Release dated February 13, 1997 by and among CHS Electronics, Inc., Merisel, Inc. and Merisel Europe, Inc.

 2.8 Asset Purchase Agreement dated January 15, 1997 by and among SYNNEX Information Technologies, Inc., SynFab, Inc. and Merisel FAB, Inc.

 2.9 Amendment No. 1 to the Asset Purchase Agreement dated as of March 6, 1997 by and among Merisel, Inc., Merisel FAB,Inc., SYNNEX Information Technologies, Inc. and ComputerLand Corporation, successor-in-interest to SynFab, Inc.

 3.1      Restated Certificate of Incorporation of Registrant.(1)

 3.2 Amendment to Certificate of Incorporation of Registrant dated August 22, 1990.(6)

 3.3      Bylaws, as amended, of Merisel, Inc.(8)

 4 Indenture dated October 15, 1994 between the Company and NationsBank of Texas, N.A., as Trustee, relating to the Company's 12.5% Senior Notes Due 2004, including the form of such Senior Notes attached as Exhibit A thereto.(14)

 4.1 First Amendment to Amended and Restated Revolving Credit Agreement dated as of June 30, 1996 by and among Merisel Americas, Inc., Merisel Europe, Inc., Merisel, Inc. and the lender parties thereto.
          (21)

 4.2 Second Amendment and Waiver to Amended and Restated Revolving Credit Agreement dated as of October 2, 1996 by and among Merisel Americas, Inc., Merisel Europe, Inc., Merisel, Inc. and the lender parties thereto. (21)

 4.3 Third Amendment to Amended and Restated Subordinated Note Purchase Agreement dated as of June 30, 1996 by and among Merisel Americas, Inc. and the Noteholders signatory thereto. (21)

 4.4 Fourth Amendment and Waiver to Amended and Restated Subordinated Note Purchase Agreement dated as of October 2, 1996 by and among Merisel Americas, Inc. and the Noteholders signatory thereto. (21)

 4.5 Fourth Amendment to Amended and Restated Senior Note Purchase Agreement dated as of June 30, 1996 by and among Merisel Americas, Inc., Merisel, Inc. and the Noteholders signatory thereto. (21)

 4.6 Fifth Amendment and Waiver to Amended and Restated Senior Note Purchase Agreement dated as of October 2, 1996 by and among Merisel Americas, Inc., Merisel, Inc. and the Noteholders signatory thereto.
          (21)

 4.7 Third Amendment and Waiver to Amended and Restated Revolving Credit Agreement dated as of February 27, 1997 by and among Merisel Americas, Inc. and the Noteholders signatory thereto.

 4.8 Fifth Waiver to Amended and Restated Subordinated Note Purchase Agreement dated as of February 27, 1997 by and among Merisel Americas, Inc. and the signatory Noteholders thereto.

 4.9 Sixth Amendment and Waiver to Amended and Restated Senior Note Purchase Agreement dated February 27, 1997 by and among Merisel Americas, Inc., Merisel, Inc. and the Noteholders signatory thereto.

 4.10 Form of Limited Waiver and Voting Agreement, dated as of April 11, 1997, by and among Merisel, Inc. and the holders of the 12 1/2% Senior Notes due December 31, 2004.

 4.11 Form of Limited Waiver and Agreement to Amend dated as of April 14, 1997 by and among Merisel, Inc., Merisel Europe, Inc., and the holders of the Revolving Credit Agreement and the Senior Note Purchase Agreement.

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

10.20 Distribution and Services Agreement dated January 31, 1994 between ComputerLand Corporation and Merisel FAB, Inc. ("Services Agreement"). Portions of this agreement has been omitted pursuant to Rule 24b-2 of the Securities Act of 1934, as amended.(12)

10.21 Amendment Number 13 to Services Agreement dated as of January 31, 1996. Portions of this agreement have been omitted pursuant to Rule 24b-2 of the Securities Act of 1934, as amended. (19)

10.22 Stock Purchase Agreement dated January 31, 1994 between the Registrant and ComputerLand Corporation.(12)

10.23 Amended and Restated Senior Note Purchase Agreement by and among each purchasers named therein and Merisel Americas, Inc., dated as of December 23, 1993 ("Senior Note Purchase Agreement").(13)

10.24 First Amendment, dated as of September 30, 1994 to Senior Note Purchase Agreement, by and among the Noteholders named therein and Merisel Americas, Inc.(16)

10.25 Form of Second Amendment dated as of June 23, 1995 to Senior Note Purchase Agreement. (19)

10.26 Amended and Restated Subordinated Note Purchase Agreement by and among each of thepurchasers named therein and Merisel Americas, Inc., dated as of December 23, 1993 ("Subordinated Note Purchase Agreement").(13)

10.27 First Amendment, dated as of September 30, 1994, to Subordinated Note Purchase Agreement, by and among the Noteholders named therein and Merisel Americas, Inc.(16)

10.28 Revolving Credit Agreement dated as of December 23, 1993 among Merisel Americas, Inc., Merisel Europe, Inc., the Registrant, the lender parties thereto, Citicorp USA, Inc., as agent, and Citibank, N.A., as designated issuer ("Revolving Credit Agreement").(13)

10.29 First Amendment, dated as of September 29, 1994, to Revolving Credit Agreement, by and among Merisel Americas, Inc., Merisel Europe, Inc., Merisel, Inc. and the financial institutions named therein.(16)

10.30 Second Amendment, dated as of December 1, 1994, to Revolving Credit Agreement, by and among Merisel, Americas, Inc., Merisel Europe, Inc., Merisel, Inc., and the financial institutions named therein.(15)

10.31 Third Amendment, dated as of February 27, 1995, to Revolving Credit Agreement, by and among Merisel Americas, Inc., Merisel Europe, Inc., Merisel, Inc., and the financial institutions named therein.(15)

10.32 Receivable Transfer Agreement dated as of October 2, 1995 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc.(17)

10.33 Receivable Purchase and Servicing Agreement dated as of October 2, 1995 by and among Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. and General Electric Capital Corporation.(17)

10.34 Annex X to Receivable Transfer Agreement and Receivables Purchase and Servicing Agreement dated as of October 2, 1995.(17)

10.35 Form of Receivables Purchase Agreement between Merisel Canada, Inc. and Canadian Master Trust dated as of December 15, 1995. (19)

10.36 Form of Security Agreement between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995. (19)

10.37 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995. (19)

10.38 Agreement for the Sale and Purchase of Debts between Deutche Financial Services (UK) Limited and Merisel (UK) Limited dated October 12, 1995.
          (19)

10.39 Form of Agreement between Merisel, Inc. and Michael D. Pickett dated February 12, 1996. (19)*


10.40 Share Purchase Agreement between Merisel, Inc. and Merisel Asia, Inc. and Tech Pacific Holdings Ltd. dated March 7, 1996. (19)

10.41     Form of Employment Agreement between Merisel, Inc. and the following:
          James L. Brill
          Paul Lemerise
          John Thompson
          Tom Reeves
          Marty Wolf (17)*

10.42     Form of Retention Agreement between Merisel, Inc. and the following:
          James L. Brill
          Paul Lemerise
          John Thompson
          Tom Reeves
          Marty Wolf (17)*

10.43 Third Amendment and Waiver to Amended and Restated Senior Note Purchase Agreement by and among each of the purchasers named therein and Merisel Americas, Inc., dated as of April 12, 1996. (21)

10.44 Revolving Credit Agreement among Merisel Americas, Inc., Merisel Europe, Inc., Merisel , Inc., the lender parties thereto, Citicorp USA, Inc., as agent, and Citibank, N.A., as designated issuer, as amended and restated as of April 12, 1996. (21)

10.45 Amendment Number One and Waiver to Receivables Purchase and Servicing Agreement among Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc., and General Electric Capital Corporation, dated as of April 12, 1996. (21)

10.46 Form of Second Amendment and Waiver to Amended and Restated Subordinated Note Purchase Agreement among the dated as of April 12, 1996. (21)

10.47 Retention Agreement between Merisel, Inc. and Susan J. Miller-Smith dated April 22, 1996. (18)*

10.48 Employment Agreement dated February 12, 1996 between Dwight A. Steffensen and Merisel, Inc. (22)*

10.49 Employment Agreement dated May 2, 1996 between Ronald A. Rittenmeyer and Merisel, Inc. (22)*

10.50 Employment Agreement dated as of May 15, 1996 between Verilyn Smith and Merisel, Inc. (22)*

10.51 Employment Agreement between Merisel, Inc. and James Illson dated August 19, 1996. (23)*

10.52 Severance Agreement between Merisel, Inc. and James Brill dated August 27, 1996. (23)*

10.53 Employment Agreement, dated as of September 5, 1996, between Merisel, Inc. and James D. Wittry. (24)*

10.54 Letter Agreement dated June 1, 1995 between Merisel Americas, Inc. and Kristin M. Rogers. (24)*

10.55 Amendment to Letter Agreement dated April 9, 1996 between Merisel Americas, Inc. and Kristin M. Rogers. (24)*

10.56 Amendment to Letter Agreement dated August 30, 1996 between Merisel Americas, Inc. and Kristin M. Rogers. (24)*

10.57 Retention Agreement dated April 5, 1996 between Merisel, Inc. and Kelly M. Martin. (24)*

10.58 Letter Agreement dated June 1, 1995 between Merisel Americas, Inc. and Archie K. Miller. (24)*

10.59 Amendment to Letter Agreement dated August 28, 1996 between Merisel Americas, Inc. and Archie K Miller. (24)*

10.60 Retention Agreement dated April 5, 1996 between Merisel, Inc. and Bruce A. Zeedik. (24)*

10.61 Letter Agreement dated November 29, 1996 between Merisel, Inc. and Timothy N. Jenson. (24)*

10.62 Amendment to Letter Agreement dated April 9, 1996 between Merisel, Inc. and Timothy N. Jenson. (24)*

10.63 Amendment to Letter Agreement dated August 22, 1996 between Merisel, Inc. and Timothy N. Jenson. (24)*

10.64 Amended and Restated Employment Agreement dated November 6, 1996 between Susan J. Miller-Smith and Merisel, Inc. (24)*

10.65 Employment Agreement between Robert McInerney and Merisel, Inc. dated February 3, 1997. *

    10.66       Employment Agreement between Dwight A. Steffensen and Merisel,
                Inc. dated February 12, 1997.*

    10.67       Amendment to the Company's 1991 Employee Stock Option Plan (as
                Amended through January 16, 1997.

    21          Subsidiaries of the Registrant.

    27          Financial Data Schedule for the year Ended December 31, 1995.

--------------
* Management contract or executive compensation plan or arrangement.


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

(4) Filed as an exhibit to the Form S-8 Registration Statement of Softsel Computer Products, Inc., No. 33-34296, filed with the Securities and Exchange Commission on April 12, 1990, and incorporated herein by this reference.

(5) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 of Softsel Computer Products, Inc., and incorporated herein by this reference.

(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by this reference.

(7) Filed as an exhibit to the Form S-8 Registration Statement of Softsel Computer Products, Inc., No. 33-35648, filed with the Securities and Exchange Commission on June 29, 1990, and incorporated herein by this reference.

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

(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference.

(14) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by this reference.

(15) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

(16) Filed as an exhibit to the Form S-3 Registration Statement of the Registrant, No. 33-55195, filed with the Securities and Exchange Commission on August 23, 1994, and incorporated herein by this reference.

(17) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by this reference.

(18) Filed as an exhibit to Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 1995, and incorporated herein by this reference.

(19) Filed as an exhibit to Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 1995, and incorporated herein by this reference.

(20) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by this reference.

(21) Filed as an exhibit to the Current Report on Form 8-K dated April 17, 1996, and incorporated herein by this reference.

(22) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by this reference.

(23) Filed as an exhibit to the Current Report on Form 8-K dated October 18, 1996, and incorporated herein by this reference.

(24) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter September 30, 1996, and incorporated herein by this reference.