Form 10-K/A
period 1996-12-31
MERISEL INC /DE/
filed 1997-04-28
CIK 724941

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996

                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______________ to _____________

                         Commission file number 0-17156

                                 MERISEL, INC.
--------------------------------------------------------------------------------
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

     Securities registered pursuant to Section 12(b) of the Act: None.
                                                                 ----

     Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
-------------------------------------------------------------------------------
                                Title of Class

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

  As of April 25, 1997 the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market was $33,487,795 (28,868,789 shares at a closing price of $1 5/32).

  As of April 25, 1997 the Registrant had 30,078,495 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

===============================================================================

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth certain information regarding the directors and executive officers and former directors and officers of the Company.

            NAME               AGE/(1)/                           POSITION
            ----               --------                           --------
Dwight A. Steffensen........      53      Chairman of the Board of Directors and Chief Executive Officer
Robert J. McInerney(2)......      51      President and Chief Operating Officer
James E.Illson(3)...........      44      Chief Financial Officer, Senior Vice President and Assistant Secretary
Timothy N. Jenson...........      38      Vice President-Finance, Treasurer and Assistant Secretary
Joseph Abrams...............      61      Director
David L. House..............      54      Director
Dr. Arnold Miller...........      68      Director
Lawrence J. Schoenberg......      64      Director
James D. Wittry(4)..........      43      Senior Vice President, Merisel Americas, Inc.
Thomas P. Reeves............      35      Senior Vice President-Canadian Operations
William R. Page                   50      Vice President, The Merisel Open Computing Alliance
Kristin M. Rogers/(5)/......      39      Former Senior Vice President, Merisel Americas, Inc.
Karen Fuller/(5)/...........      37      Former Vice President, Marketing
----------

  (1) As of March 28, 1997
  (2) Mr. McInerney was appointed to his position as President and Chief Operating Officer as of February 3, 1997, pursuant to an employment agreement with the Company which has an initial term of three years.
  (3) Mr. Illson was appointed to his position as Chief Financial Officer, Senior Vice President and Assistant Secretary as of August 12, 1996, pursuant to an employment agreement with the Company which has an initial term of three years.
  (4) Mr. Wittry was appointed to his position as Senior Vice President, Merisel Americas, Inc. as of August 29, 1996, pursuant to an employment agreement with the Company which has an initial term of three years.
  (5) Ms. Rogers and Ms. Fuller resigned as of March 28, 1997.


Directors

  The Board of Directors presently consists of five members divided into three classes serving staggered terms, with one class of directors elected annually. Class I consists of one director, and Class II and Class III each consist of two directors. The term of the director constituting Class I will expire this year. The term of the directors in Class II extends through 1998, and the term of the directors in Class III extends through 1999. The table below indicates the names of the directors in each class and the expiration of the terms of the directors in each class.

          CLASS I                     CLASS II                     CLASS III
          -------                     --------                     ---------
(TERMS EXPIRING IN 1997)      (TERMS EXPIRING IN 1998)      (TERMS EXPIRING IN 1999)
------------------------      ------------------------      ------------------------
 Lawrence J. Schoenberg             Joseph Abrams                David L. House
                                  Dr. Arnold Miller           Dwight A. Steffensen

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

  David L. House was appointed to the Board of Directors in March 1994 to fill a vacancy. In October 1996, Mr. House was named Chairman of the Board, President and Chief Executive Officer of Bay Networks, Inc., a marketer of internet working products. From 1974 to 1996, he was employed by Intel Corporation, a manufacturer of microprocessing systems, most recently as Senior Vice President and General Manager of the Enterprise Server group.

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

  Lawrence J. Schoenberg was elected a director of the Company following the acquisition of Microamerica in April 1990. Mr. Schoenberg had previously served as a director of Microamerica from 1983 to April 1990. From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS. From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS. Mr. Schoenberg retired from AGS in 1992. He is also a director of Sungard Data Services, Inc., a computer services company, Government Technology Services, Inc., a microcomputer reseller, Penn-America Group, Inc., a casualty insurance company, and Cellular Technology Services, a provider of systems to cellular telephone service providers.

  The Board of Directors maintains an Audit Committee, comprised of Dr. Miller and Mr. Schoenberg; an Organization and Compensation Committee, comprised of Messrs. Abrams, House and Schoenberg; an Option Committee, comprised of Messrs. Abrams, House and Schoenberg; and a Nominating Committee, comprised of Dr. Miller, Mr. Schoenberg and Mr. Steffensen.

Executive Officers

  Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Set forth below is a brief description of the business experience for the previous five years of all executive officers except those who are also directors. For information concerning the business experience of Mr. Steffensen see "Directors" above.

  Robert J. McInerney. Mr. McInerney joined the Company in February of 1997 in the capacity of President and Chief Operating Officer. From 1994 to 1996 Mr. McInerney served as executive vice president at United Capital Corporation, a Long Island based multinational holding company. He was responsible for the P&L, structure and strategy of the corporation's three manufacturing groups. Mr. McInerney is credited with achieving record operating results and increasing profitablity for all three groups. From 1981 to 1994 Mr. McInerney was employed by Arrow Electronics, Inc., a distributor of electronic components and systems. He served as president of Arrow's Commercial Systems Group (CSG) from 1987 to 1994 and was responsible for sales, marketing, finance and operations, marketing communications and advertising.

  James D. Wittry. Mr. Wittry joined the Company in August 1996 as Senior Vice President, Sales of Merisel Americas, Inc. From 1994 to 1995, Mr. Wittry was with AST Research as Senior Vice President of the Americas. From 1991 to 1994 he was employed by Ingram Micro. At Ingram Micro, Mr. Wittry held the office of Senior Vice President, U.S. Sales where he managed 800 U.S. Sales and Service associates. Prior to that, Mr. Wittry spent 10 years with Avnet Computers, where he rose to the position of National Computer Sales Director.

  Mr. James E. Illson. Prior to joining Merisel in August 1996, Mr. Illson served as Senior Vice President and Chief Financial Officer for the Southern California-based grocery chain, Bristol Farms. Mr. Illson was responsible for managing all financial operations. This included implementing business plans, reporting and control systems, and developing short-term and long-term capital strategies. He joined Bristol Farms in 1995. From 1992 to 1995, Mr. Illson was a partner with Kidd, Kamm & Co., a private equity investment firm where he was responsible for activities relating to the acquisition and expansion of portfolio companies. Prior to that, Mr. Illson spent more than 13 years with Deloitte & Touche, most recently as a national partner in Deloitte & Touche's reorganization advisory services group.

  Thomas P. Reeves. Mr. Reeves joined Merisel in 1987 as director of International Strategic Planning. From March 1990 to February 1992, Mr. Reeves served as Managing Director of the Company's United Kingdom subsidiary. From February 1992 until August 1994, Mr. Reeves served as the Company's Managing Director of operations in Europe. Mr. Reeves was named Senior Vice President-European Operations in May 1992. In August 1994, he became Senior Vice President-Canadian Operations as well as President of the Company's Canadian subsidiary.

  Timothy N. Jenson. Mr. Jenson joined the Company in 1993 as Vice President and Treasurer. In 1996, he was promoted to Vice President-Finance, Treasurer and Assistant Secretary. From 1989 to 1993, Mr. Jenson served as Vice President at Citicorp North America, Inc. where he provided financial services, banking products and advisory services to large multinational corporations. He previously served at Bank of America as Vice President of corporate banking, where he was responsible for the financing and banking activities of a portfolio of Corporate Clients.

  William R. Page. Mr. Page joined Merisel in 1993 and has held leadership positions within Merisel's Product Management, VAR Channel, Sales Services and OEM divisions. Currently he is the vice president and general manager of the Merisel Open Computing Alliance (MOCA), which is dedicated to the sales and support of Sun and complementary third-party products and services. Prior to joining Merisel, Mr. Page served as executive vice president for Hamilton/Avnet for 20 years. He oversaw sales, technical support, product and inventory management, marketing and operations for this $2 billion distributor of electronic components and computer products. He developed the plan and led implementation of the separation of computer business from Avnet's component and semiconductor distribution business.

Former Executive Officers

  Kristin M. Rogers has been with the Company since 1980 and in her 16 years with the Company she held various positions including Vice President, Quality Process Improvement. In 1996, Ms. Rogers was promoted to the office of Senior Vice President of Merisel Americas, Inc., Products and Inventory Management.

  Karen Fuller joined the Company in September 1990 as Vice President of Marketing. Ms. Fuller oversaw the development and implementation of programs and services in specific channel segments, such as Vantage and Softeach as well as a comprehensive list of product information services. She also managed all marketing events, sales promotions, channel marketing programs and trade advertising. Prior to Merisel, Ms. Fuller held the position of director of Marketing at Genicom, a Virginia-based printer manufacturer. Previously, she served as manager of Printer Marketing for Texas Instruments Data Systems Group.


Section 16 Matters

  Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market, and to furnish the Company with copies of all Section 16(a) forms they file.

  Based on its review of the copies of such forms received by it and on written representations from such persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 1996, all filing requirements applicable to its directors and executive officers were complied with.

Item 11. Executive Compensation

Summary Compensation Table

  The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Company's Chief Executive Officer, the four other most highly compensated executive officers of the Company in 1996, and two highly paid executives that are not currently employed by the Company.

                           Summary Compensation Table



                                                                 ANNUAL COMPENSATION          ALL OTHER
                                                             ---------------------------     COMPENSATION
NAME AND PRINCIPAL POSITION                           YEAR   SALARY($)(2)    BONUS($)(1)         ($)(2)
---------------------------------------------------   ----   ---------       -------            -------
Dwight A. Steffensen                                  1996     435,070       313,620              4,980
Chairman of the Board of Directors,
Chief Executive Officer/(3)/

Timothy N. Jenson                                     1996     173,870        82,810                390
Vice President-Finance, Treasurer and Assistant       1995     143,070         4,870              1,210
Secretary                                             1994     126,060         8,660              2,890


Kristin Rogers                                        1996     173,380        68,750                390
Senior Vice President, Product Management/(4)/        1995     158,380         6,000              7,430
                                                      1994     135,290        16,560              3,190

Karen Fuller                                          1996     150,000        35,620                330
Vice President, Marketing/(4)/                        1995     146,230         2,500                970
                                                      1994     134,820        26,670              3,160

Thomas Reeves                                         1996     136,280        42,260                310
Senior Vice President-Canadian Operations             1995     113,510        51,140                650
                                                      1994     114,990           -0-              2,460

Susan J. Miller-Smith, Former Senior Vice             1996     252,940       154,340            307,720
President-Managing Director-Europe/(5)/               1995     241,660           -0-             84,100
                                                      1994     160,850        91,480            177,300

Ron Rittenmeyer                                       1996     244,870       400,000            355,860
Former Chief Operating Officer/(5)/                   1995     121,290           -0-                420
                                                      1994         -0-           -0-                -0-
----------

/(1)/ Portions of the salary and/or bonus earned by named executive officers may be deferred pursuant to the Company's executive deferred compensation plan (the "Deferred Compensation Plan"), which was adopted by the Board of Directors in 1990. Under the Deferred Compensation Plan, executive officers may elect on an annual basis to defer any portion of their pre-tax compensation until retirement or termination of employment. The Company will pay participants in the Deferred Compensation Plan, upon retirement or termination of employment, an amount equal to the amount of deferred compensation plus a guaranteed return at a specified rate that is no less than a base interest rate. In addition, upon the death of a participant the Company will pay a death benefit to a named beneficiary.

/(2)/ For Mr. Steffensen, the amount listed for 1996 includes $4,980 of premiums paid with respect to the Company's Group Life insurance Policy (the "Term Life Policy"). For Mr. Jenson, Ms. Fuller, Ms. Rogers, and Mr.

      Reeves, other compensation listed in 1996 is also comprised entirely of premiums paid with respect to the Term Life Policy. For Ms. Miller-Smith, 1996 other compensation includes $304,500 of severence pay related to an employment contract between the Company and Ms. Miller-Smith, and $3,220 of premiums paid to the Term Life Policy. For Mr. Rittenmeyer 1996 other compensation includes $355,000 of severence pay related to an employment contract between the Company and Mr. Rittenmeyer, and $860 of premiums paid to the Term Life Policy.

/(3)/ Mr. Steffensen joined the Company on February 12, 1996.

/(4)/ Ms. Rogers and Ms. Fuller both resigned March 28, 1997, and all salaries and bonuses paid to each of Ms. Fuller and Ms. Rogers were paid pursuant to employment agreements between them and the Company.

/(5)/ Ms. Miller-Smith and Mr. Rittenmeyer resigned on December 15, 1996 and
      September 17, 1996, respectively, and all amounts reported as salary and bonuses were paid pursuant to employment agreements between them and the Company.

Options in 1996 Fiscal Year

  The following tables summarize option grants and exercises during the 1996 fiscal year to or by the executive officers named in the Summary Compensation Table above and the value of the options held by such persons at the end of the 1996 fiscal year.


                     Option/SAR Grants in 1996 Fiscal Year

                             Number of                                                            Potential Realizable Value
                             ---------             Individual Grants                              --------------------------
                            Securities        ---------------------------                           at Assumed Annual Rates
                            ----------        Percent of                                            -----------------------
                            underlying          Total                                             of Stock Price Appreciation
                            ----------        Options/SARs                                        ---------------------------
                            Options/SARs       Granted to       Per Share                            for Option Term ($)(1)
                            ------------       Employees        Exercise       Expiration            ----------------------
Name                        Granted (#)       in 1996 (%)       Price ($)         Date              5% ($)             10% ($)
----                        -----------       ------------      ---------      ----------           ------             -------
Dwight Steffensen.......       500,000(2)       100.00%         $2.818            n/a              855,955           2,245,185
Timothy Jenson..........        12,000(3)         3.39%         $1.938           12/11/06           14,622              37,055
Kristin Rogers..........        50,000(3)        14.10%         $2.500           06/28/97           78,612             199,218
Karen Fuller............        12,000(3)         3.39%         $2.625           06/28/97           19,810              50,202
Thomas  Reeves..........           -0-            0.00%         $0.000               0                0.0                  0.0
Susan Miller-Smith......           -0-            0.00%         $0.000               0                0.0                  0.0
Ronald A. Rittenmeyer...           -0-            0.00%         $0.000               0                0.0                  0.0
----------

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

(2)  Represents SARs granted to Mr. Steffensen.

(3)  Represents options granted to each of Mr. Jenson, Ms. Rogers, and Ms.
     Fuller.

                Aggregated Option Exercises in 1996 Fiscal Year
                  and Value of Options at Fiscal 1996 Year End


                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                           OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
                         SHARES                              YEAR END (#)              FISCAL YEAR END ($)(1)
                       ACQUIRED ON       VALUE               ------------              ----------------------
        NAME           EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE        UNEXERCISABLE
        ----           ------------   ------------   -----------   -------------   -----------        -------------
Dwight Steffensen...           -0-            -0-          4,000             -0-           -0-                  -0-
Timothy Jenson......           -0-            -0-         15,625          23,875           -0-                  -0-
Kristin Rogers......           -0-            -0-         41,366          22,450           -0-                  -0-
Karen Fuller........           -0-            -0-         32,625          23,875           -0-                  -0-
Thomas Reeves.......           -0-            -0-         55,750          65,500           -0-                  -0-
----------

(1) Value is determined by subtracting the exercise price of each option held by the named executive officer from $1.6875, the fair market value of the Common Stock as of December 31, 1996, and multiplying the resulting number by the number of underlying shares of Common Stock.

Compensation of Directors

  During fiscal 1996, each nonemployee director was entitled to receive an annual retainer of $8,000, $1,000 per Board of Directors meeting attended, $5,000 annually for acting as the chairman of a committee of the Board, $2,000 annually for committee membership, $250 per committee meeting attended and reimbursement for travel expenses to and from Board of Directors and committee meetings. Technology Strategy Group, a consulting firm associated with Dr. Miller, also received $98,000 for consulting fees in 1996.

  Pursuant to the Company's 1992 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan"), immediately following the Company's 1996 Annual Meeting, Messrs. Abrams, House, Miller, and Schoenberg were each awarded options to purchase 1,000 shares of Common Stock at an exercise price of $1.875 per share. The Nonemployee Director Plan provides for the granting of nonqualified stock options to each member of the Company's Board of Directors who is not otherwise an employee or officer of the Company or any subsidiary of the Company (an "Eligible Director"). Currently, four members of the Board of Directors are Eligible Directors. The Nonemployee Director Plan provides for the issuance of options to purchase up to 50,000 shares of Common Stock at an exercise price per share of not less than the fair market value of the Common Stock on the date of grant.

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

Employment and Change-in-Control Arrangements

  On February 3, 1997, the Board of Directors of the Company (the "Board"), approved the terms of an employment agreement between the Company and Mr. Steffensen. The agreement is effective as of February 12, 1997 and has a three year term (unless earlier terminated pursuant thereto).

  Pursuant to his employment agreement, Mr. Steffensen will serve as Chairman of the Board of Directors and Chief Executive Officer of the Company with an annual salary of $505,000 (subject to such discretionary meritorious increases as the Board determines), and a quarterly bonus based on the Company's financial performance up to a maximum of $126,250 per quarter (a minimum bonus of $75,750 for the first quarter of 1997 is payable when the Company meets certain performance goals and realizes net income in any subsequent quarter). Mr. Steffensen will also receive certain other benefits, including specified fees for legal and accounting services, the payment of business and automobile expenses and term life insurance coverage in the amount of $1,000,000.

  The agreement entitles Mr. Steffensen to continue to vest, on a deferred basis, in $500,000 stock appreciation rights ("SARs") granted to him under his former employment contract. The SARs have an exercise price of $2.8175 per share and become fully vested in the event of a "Sale of the Company" (as defined in the agreement). Once vested, Mr. Steffensen has the right to convert his SARs into options to purchase an equivalent number of shares under the Company's 1991 Employees Stock Option Plan (subject to the availability of shares under the plan and to the extent permitted under applicable law). The agreement provides Mr. Steffensen with a lump-sum bonus of $790,000 in the event of the Sale of the Company during the term of the agreement; provided that, the right to receive this payment will not survive the first anniversary of such term unless approved by the Board. Mr. Steffensen is subject to specified covenants of noncompetition, nonsolicitation and confidentiality, and is entitled to receive a lump sum payment of $1,010,000 in consideration for his compliance with such covenants in the event of a Sale of the Company.

  If his employment is terminated by the Company during the term of the agreement, other than for "Cause" (as defined in the agreement), Mr. Steffensen will be entitled to receive his base salary for the remainder of such term and a prorata share of any performance bonus payable for the quarter in which the termination occurs. In addition, if such a termination occurs when negotiations for the Sale of the Company are under way, Mr. Steffensen will be entitled to full vesting in his SARs and to payment of the lump sum bonus and the covenant consideration described above. If any payment to Mr. Steffensen becomes subject to an excise tax under Section 4999 of the Code, he will receive a gross-up payment from the Company equal to 75% of such tax.


  In October 1995, the Company entered into an employment agreement and a retention agreement with Mr. Reeves, both effective through August 15, 1998 (the "Expiration Date"). The employment agreement provides for Mr. Reeves "at-will" employment with the Company at his "Base Salary" (as defined in the agreement) then in effect. The employment agreement also provides that in the event of Mr. Reeves' termination by the Company without "Cause" (as defined in the agreement), or in the event of the termination by the Board of the employment of the Company's former chief executive officer (either, a "Covered Termination"), in either case prior to the Expiration Date, then Mr. Reeves will be entitled to
(1) one year's continuation of Base Salary, commencing on the date of such termination, (2) a lump sum payment of an amount equal to the average annual performance bonus paid to Mr. Reeves over the three year period preceding such termination and (3) reimbursement to Mr. Reeves of any COBRA continuation payments he makes under the Company's health plans (including a gross-up to account for any excise taxes payable with respect to such reimbursement). In addition, the Company is required to recommend to the Company's Option Commitee, that the next installment of unvested options previously granted to Mr. Reeves, vest as of his termination date.

  The Retention Agreement provides that during the term of the retention agreement, if, within one year of a Change-in-Control of the Company (as defined in the agreement), Mr. Reeves' employment is terminated other than as a result of (1) a "Termination for Cause" (as defined in the agreement), (ii) his death or permanent disability or

(iii) his resignation without "Good Reason" (as defined in the agreement), the Company will continue to pay the executive's Base Salary for the 180 day-period following such termination, and will make a lump-sum payment to Mr. Reeves equal to one-half of the average annual performance bonus received by Mr. Reeves over the three years preceding his termination date.

  The Company has entered into certain letter agreements with Mr. Jenson which provides for his employment with the Company on an at-will basis. Mr. Jenson's letter agreements (collectively, the "Jenson Agreement") expire on August 22, 1998 (the "Expiration Date").

  The Jenson Agreement also provides that if Mr. Jenson's employment is terminated by the Company without "Cause" (as defined in the agreement), prior to the Expiration Date, then Mr. Jenson will be entitled to (1) one year's continuation of his base salary as the in effect, commencing on the date of such termination, (2) a payment equal to the amount of any performance bonus paid to him at any time during the fifty-two week period prior such termination date and
(3) reimbursement to Mr. Jenson of any COBRA continuation payments he makes under the Company's health plans (including a gross-up to account for any excise taxes payable with respect to such reimbursement). In addition, the Company is required to recommend to the Company's Option Committee, that the next installment of unvested options previously granted to Mr. Jenson, vest as of his termination date.

  In order to induce Mr. Jenson to remain in the Company's employ, the Jenson Agreement guaranteed that (1) Mr. Jenson would receive all of his annual target bonus for 1996 (paid quarterly), provided he was still employed by the Company on the applicable "Earnings Release Date" (as defined in the Agreement), and (2) provided for the payment of a $25,000 bonus payment on each of June 1 and September 1, 1996 and January 1, 1997, provided Mr. Jenson remained employed on such date. Any unpaid amounts of these bonuses were also payable in full upon a "Change of Control" (as defined in the Jenson Agreement).

  Pursuant to the foregoing arrangements with the Company Messrs. Reeves and Jenson are each subject to certain post-employment noncompetition and nonsolitation restrictions.

Organization and Compensation Committee Report on 1996 Executive Compensation

  The Organization and Compensation Committee (the "Committee") of the Merisel Board of Directors is currently comprised of Messrs. Abrams, House and Schoenberg. Dr. Arnold Miller also served on the Committee in 1996. The Committee establishes policies relating to the compensation of Company executive officers and other key employees. The administration of the Company's employee stock option plans is the responsibility of the Company's Option Committee, which is currently comprised of Messrs. Abrams, House and Schoenberg. All decisions of the Committee relating to compensation of the Company's executive officers are ratified by the entire Board of Directors. Decisions relating to the grant of stock options to executive officers, are made solely by the Option Committee so that grants of such options satisfy Rule 16b-3 of the Securities Exchange Act of 1934. In the 1996 fiscal year, the Company's Board of Directors ratified all of the Committee's recommendations regarding executive compensation, as submitted. Additionally, each member of the Board of Directors who is also an executive officer does not participate when the Board of Directors reviews his compensation.

  As required by rules designed to enhance the disclosure of Merisel's executive compensation policies and practices, the following is the Committee's report submitted to the Board of Directors addressing the compensation of the Company's executive officers for the 1996 fiscal year.

 Compensation Policy.

  Merisel's executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company's annual performance, its long-term objectives and its ability to attract and retain qualified executive officers. The Committee attempts to achieve these goals by integrating competitive annual base salaries with (a) bonuses based on corporate performance and on the achievement of internal strategic objectives and (b) executive stock options through the Company's stock option plans. The Committee believes that cash compensation in the form of salary and bonus provides Company executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options encourages growth in management stock ownership, which in turn leads to the expansion of management's stake in the long-term performance and success of the Company

  Base Salary and Bonuses. Due to the Company's financial performance in fiscal 1996, the base salary level of executive officers in fiscal 1996 was generally not increased. In addition, in August 1996, the Company hired James E. Illson as its Chief Financial Officer. Mr. Illson's starting salary was determined by the Committee based upon Mr. Illson's previous experience and the Committee's belief that Mr. Illson would be valuable to the Company in its operational and financial restructuring. Also, in September 1996, the Company hired James Wittry as its Senior Vice President of Sales. Mr. Wittry's starting salary was determined by the Committee based upon Mr. Wittry's previous experience within the industry and the Committee's belief that Mr. Wittry would be successful in achieving the sales targets necessary to bring the Company back to profitability. The Committee believes that Mr. Wittry's and Mr. Illson's compensation packages are consistent with current industry standards for executives in similar positions.

  In May of 1996, the Committee approved the Merisel Executive Incentive Program for 1996 (the "Incentive Program"). The Incentive Program provides for quarterly payments to the executive officers based on actual net income/loss as a percentage of operating plan net income. No incentive compensation was to be paid unless the Company had achieved at least 90% of its operating plan net income. If 90% to 99% of operating plan net income was realized, 25% of the executive compensation was to be paid. The remaining 75% of executive compensation was to be paid out of net income in excess of the operating plan net income, after deducting the 25% already paid.

  Stock Options. The Company has adopted a long-term incentive compensation strategy to provide incentives and reward management's contribution to the achievement of long-term Company performance goals, as measured by the market value of the Common Stock. Under this long-term strategy, the Option Committee awarded stock options in 1996 to executive officers under the Company's existing employee stock option plan who were deemed to be likely to have a measurable impact on the Company's earnings per share over an extended period. The options granted to executive officers in 1996 vest over a four-year period. Currently, grants are made on an annual basis as opposed to the Company's previous policy of granting options every three years.

  Retention Program. Due to the Company's restructuring, in March of 1996, the Committee authorized the Company to implement a retention program in order to retain key executives and associates. The program provided certain retention benefits to consist of a combination of (i) retention bonuses (subject to an aggregate maximum of $1,000,000.) (ii) guaranteed bonuses budgeted under the Company's 1996 Operating Plan and (iii) up to 6 months of severance benefits. The Committee believes that such programs enable the Company to retain those executive officers and associates who are critical to the success of the Company.

 Compensation of Chief Executive Officer.

  Dwight A. Steffensen joined the Company in February 1996 as its Chief Executive Officer. The annual salary earned by Mr. Steffensen for 1996 was $435,077, which is comparable to the compensation package of Mr.Pickett, the Company's former Chief Executive Officer. Mr. Steffensen's base salary was based upon Mr. Steffensen's 12 years of experience at Bergen Brunswig Corporation and the Committee's belief that Mr. Steffensen's experience would be instrumental in effecting the restructuring of the Company's operational and capital structure and in helping to bring the Company back to profitability. In light of these goals, he received a bonus in each quarter of 1996, based on the Company's financial performance and certain extraordinary transactions. The Committee believes that Mr. Steffensen's compensation package is consistent with current industry standards of executives in similar positions.

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

  The Committee believes that a direct relationship between executive compensation and Merisel's performance, as measured by growth in income and earnings, ultimately results in increased value to the Company's stockholders. The Committee believes that management compensation levels during the Company's 1996 fiscal year appropriately reflect the application of the Committee's compensation policy.


                                       ORGANIZATION AND COMPENSATION COMMITTEE

                                       Joseph Abrams

                                       David House

                                       Lawrence Schoenberg

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of March 28, 1997 certain information regarding beneficial ownership of Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of Common Stock as of such date, each director, certain executive officers of the Company and all directors and executive officers, as a group. Unless otherwise indicated, the stockholders have sole voting and investment power with respect to shares beneficially owned by them, subject to community property laws, where applicable.



                                                     COMMON STOCK        PERCENT OF SHARES
          NAME AND ADDRESS(1)                     BENEFICIALLY OWNED           OWNED
          -------------------                     ------------------     -----------------
Dwight A. Steffensen....................                4,000(2)                 *
Timothy N. Jenson.......................               22,850(2)                 *
Kris Rogers.............................               45,441(2)                 *
Karen Fuller............................               37,750(2)                 *
Thomas Reeves...........................              137,021(2)                 *
Susan J. Miller-Smith...................                  -0-                    *
Lawrence Schoenberg.....................              365,884(3)                 1.20%
Arnold Miller...........................                6,000(2)                 *
David House.............................                2,000(2)                 *
Joseph Abrams...........................              599,460(3)                 1.99%
David S. Wagman.........................            2,065,000(4)(5)              6.87%
Dimensional Fund Advisors...............            1,793,560(4)(6)              5.96%
    1299 Ocean Avenue
    11th Floor
    Santa Monica, California 90401
Robert S. Leff..........................            1,615,648(4)(7)              5.37%
All Directors and Executive Officers
  as a Group (14 Persons)...............              458,672(8)                 4.04%

----------

* Percentage of Common Stock owned is less than one percent.

                                                   (Footnotes on following page)

(1) Unless otherwise indicated, the address of each person listed is Merisel, Inc. 200 Contintental Blvd. El Segundo, CA 90245-0984.

(2) All shares held by the beneficial owner are shares issuable with respect to stock options exercisable within 60 days after March 28, 1997.

(3) Includes 4,000 shares issuable with respect to stock options exercisable within 60 days after March 28, 1997.

(4) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G, as amended to date, filed by the stockholder pursuant to Section 13(g) of the Exchange Act.

(5) Shares are held by Mr. Wagman as Trustee of the David S. Wagman Trust dated March 3, 1982.

(6) Dimensional Fund Advisors, Inc. in its capacity as investment advisor may be deemed beneficial owner of such shares, which are owned by certain of its investment counseling clients.

(7) Shares are held by Mr. Leff as Trustee of the Robert S. Leff Trust dated February 23, 1990. Mr. Leff's share holdings include 929 and 10,200 shares held by his wife and minor sons, respectively.

(8) Includes 458,672 shares issuable with respect to stock options exercisable within 60 days after March 28, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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



DATE: APRIL 25, 1997

                               Merisel, Inc.



                               By    /s/ James E. Illson
                                  ----------------------------------------------
                                    James E. Illson
                                    Senior Vice President, Finance,
                                    Chief Financial Officer and Assistant
                                    Secretary



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


            SIGNATURE                     TITLE                       DATE
            ---------                     -----                       ----


   /s/   Dwight A. Steffensen   Chairman of the Board of          April 25, 1997
-----------------------------   Directors, and Chief Executive
         Dwight A. Steffensen   Officer (Principal Executive
                                Officer)

   /s/    James E. Illson       Senior Vice                       April 25, 1997
-----------------------------   President--Finance,
          James E. Illson       Chief Financial Officer,
                                Assistant Secretary (Principal
                                Financial and Accounting
                                Officer)

   /s/   Joseph Abrams          Director                          April 25, 1997
-----------------------------
         Joseph Abrams

/s/   Lawrence J. Schoenberg    Director                          April 25 , 1997
-----------------------------
      Lawrence J. Schoenberg

                                Director                          April 25, 1997
-----------------------------
         David L. House

   /s/   Dr. Arnold Miller      Director                          April 25, 1997
-----------------------------
         Dr. Arnold Miller
