Form 10-Q
period 1997-03-31
MERISEL INC /DE/
filed 1997-05-13
CIK 724941

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                   ---------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.
                               ---------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the transition period from _______________  to ___________

                        Commission File Number 0-17156
                                               --------

                               MERISEL, INC.
                               -------------
             (Exact name of registrant as specified in its charter)

Delaware                            95-4172359
----------                          ----------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

200 Continental Boulevard
El Segundo, CA                                            90245-0984
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


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

                          Yes    X           No ______
                              -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
          Class                       May 9, 1997
          -----                       -----------
Common Stock, $.01 par value          30,078,495 Shares

                                 MERISEL, INC.
                                 -------------

                                     INDEX
                                     -----

                                                                                               Page Reference
                                                                                               --------------
PART I                                FINANCIAL INFORMATION

                          Consolidated Balance Sheets as of                                           1-2
                          March 31, 1997 and December 31, 1996

                          Consolidated Statements of Operations for the
                          Three Months Ended March 31, 1997 and 1996                                    3

                          Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 1997 and 1996                                    4

                          Notes to Consolidated Financial Statements                                   5-10


                          Management's Discussion and Analysis of                                     11-19

                          Financial Condition and Results of Operations

PART II                   OTHER INFORMATION                                                             20

                          SIGNATURES                                                                    22

                         PART 1.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                     ASSETS

                                                                        March 31,               December 31,
                                                                          1997                     1996
                                                                     --------------            -------------
CURRENT ASSETS:


Cash and cash equivalents                                                $ 47,930                 $ 44,678
Accounts receivable (net of allowances
 of $23,206 and $23,684 for 1997 and
 1996,  respectively)                                                      89,376                  168,295
Inventories                                                               358,208                  392,557
Prepaid expenses and other current
 assets                                                                    17,371                   16,925
Income taxes receivable                                                     1,404                    2,183
Deferred income tax benefit                                                   482                      482
                                                                        -----------              ----------
   Total current assets                                                   614,771                  625,120

PROPERTY AND EQUIPMENT, NET                                                58,763                   61,430

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                            26,108                   41,724

OTHER ASSETS                                                                6,378                    2,765
                                                                        ----------               ----------

TOTAL ASSETS                                                             $706,020                 $731,039
                                                                       ============              ==========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            March 31,             December 31,
                                                                                1997                    1996
                                                                         ------------            -------------

CURRENT LIABILITIES:
Accounts payable                                                          $367,634                  $ 383,548
Accrued liabilities                                                         34,241                     37,544
Long-term debt - current                                                    14,984                      9,084
Subordinated debt - current                                                  4,400                      4,400
                                                                          ---------                  ---------
   Total current liabilities                                               421,259                    434,576

Long-term debt                                                             260,147                    268,079
Subordinated debt                                                            8,800                     13,200
Capitalized lease obligations                                                                             187
                                                                          ---------                  ---------
TOTAL LIABILITIES                                                          690,206                    716,042

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
   shares; none issued or outstanding
Common stock, $.01 par value, authorized
  50,000,000 shares; 30,078,500 shares
outstanding for 1997 and 1996, respectively                                    301                        301
Additional paid-in capital                                                 142,300                    142,300
Retained earnings (deficit)                                               (120,034)                  (121,164)
Cumulative translation adjustment                                           (6,753)                    (6,440)
                                                                         ----------                  ---------
Total stockholders' equity                                                  15,814                     14,997
                                                                         ----------                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $706,020                   $731,039
                                                                        ===========                 ==========


          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended March
                                                                                         31,
                                                                                 1997           1996
                                                                            -------------    ------------

NET SALES                                                                      $1,113,100    $1,536,589

COST OF SALES                                                                   1,048,124     1,449,366
                                                                             ------------     -----------

GROSS PROFIT                                                                       64,976        87,223

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                                                         51,520        83,136
                                                                             ------------     -----------

OPERATING INCOME                                                                   13,456         4,087

INTEREST EXPENSE                                                                    8,623         9,877

OTHER EXPENSE                                                                       3,530         7,238
                                                                             ------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                   1,303       (13,028)

INCOME TAX PROVISION                                                                  173           480
                                                                             ------------     -----------

NET INCOME (LOSS)                                                              $    1,130    $  (13,508)
                                                                             ============     ===========

NET INCOME (LOSS) PER SHARE                                                         $0.04        $(0.45)
                                                                             ============     ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                                                           30,078        29,863
                                                                             ============     ===========


          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                    1997              1996
                                                                               --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $  1,130         $  (13,508)
Adjustments to reconcile net loss to net
   cash provided by operating
    activities:
   Depreciation and amortization                                                      3,180              5,759
   Provision for doubtful accounts                                                    4,797              4,733
   Deferred income taxes                                                                                 2,862
Changes in assets and liabilities:
   Accounts receivable                                                              (32,384)           (20,834)
   Inventories                                                                       34,348            120,778
   Prepaid expenses and other assets                                                 (4,083)            (3,869)
   Income taxes receivable                                                              779              1,303
   Accounts payable                                                                   6,626            (70,689)
   Accrued liabilities                                                               (3,816)            (5,228)
                                                                                 -------------     -------------
Net cash provided by operating activities                                            10,577             21,307
                                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (648)            (3,438)
Payment of earn out obligation from Computerland
 acquisition                                                                                           (13,409)
Cash proceeds from sale of Australian business                                                           8,515
                                                                                 -------------        -------------
Net cash used for investing activities                                                 (648)            (8,332)
                                                                                 -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                           254,208            443,400
Repayments under revolving line of credit                                          (255,118)          (396,400)
Net (repayments) borrowings under foreign bank                                         (514)           (20,289)
  facilities
Proceeds from issuance of promissory notes                                             (607)            11,261
Proceeds from sale of accounts receivable                                                               23,721
Repayment under subordinated debt agreement                                          (4,400)            (4,400)
                                                                                 -------------      -------------

Net cash provided by (used for)                                                      (6,432)            57,293
 financing activities                                                            -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (245)            (1,858)
                                                                                 -------------      -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                             3,252             68,410
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       44,678              1,378

                                                                                 -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $47,930            $69,788
                                                                                 =============      =============

          See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. GENERAL



Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries (the "Operating Company"), the Company markets products and services throughout North America, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers (VARs), retailers, and commercial/dealers. The Company also has established the Merisel Open Computing Alliance (MOCA(TM)), which primarily supports Sun Microsystems' Unix based product sales and installations.

Liquidity--In 1996, the Company incurred a net loss of $140,375,000 which includes impairment losses of $42,033,000 and a loss on the sale of the Company's European, Mexican and Latin American Business (such businesses are referred to herein as "EML") of $33,455,000. The impairment losses were associated with the intangible assets of the Company's wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB") which operated the Company's Franchise and Aggregation Business ("FAB"). As of March 28, 1997, the Company sold substantially all of the assets of Merisel FAB to Synnex Information Technologies, Inc. ("Synnex"). EML was sold as of September 27, 1996 to CHS Electronics, Inc. ("CHS") (See Note 4--"Dispositions"). Management believes that a substantial portion of operating losses incurred in 1996 relate to the implementation of its 1996 Business Plan which focused upon the conservation of cash, the sale of assets, and the improvement of business processes, particularly in the area of accounts payable.

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

In order to meet its debt obligations, Merisel is actively pursuing a restructuring plan with the debtholders under its various financing agreements. Effective April 14, 1997, the Company entered into an agreement (the "Agreement") with holders of more than 75% of the outstanding principal amount of its 12.5% Senior Notes ("12.5% Notes"). Pursuant to the terms of the Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchange (the "Exchange") their 12.5% Notes for common stock, par value $.01 per share, of the Company (the "Common Stock"), which would equal 80% of the outstanding shares of Common Stock immediately after the Exchange. Contemporaneously with the Exchange, the holders of Common Stock immediately prior to the Exchange would receive warrants (the "Warrants") to purchase Common Stock constituting 17.5% of the Common Stock outstanding immediately after giving effect to the Exchange.

                         MERISEL, INC. AND SUBSIDIARIES

The Exchange is subject to certain conditions including (i) stockholder approval of an amendment to the Certificate of Incorporation of the Company to authorize the additional shares of Common Stock, and (ii) consents to amendments of the $84,297,000 principal amount of the Revolving Credit Agreement ("Revolving Credit Agreement") and the agreement governing the $56,198,000 principal amount of the 11.5% Senior Note Purchase Agreement ("11.5% Notes") by 100% of the lenders under such agreements to extend the maturity of such indebtedness to January 31, 1999 (the "Extension"), or a refinancing of such indebtedness prior to October 31, 1997. The Company intends to effectuate the Exchange by commencing a registered exchange offer which would be conditioned on 100% of the holders of the 12.5% Notes tendering such notes for Common Stock. If less than 100% of the holders of the 12.5% Notes tender in the exchange offer, Merisel, Inc., the parent company, intends to file a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Merisel Americas and Merisel Canada (the subsidiaries through which the Company's distribution business is conducted) would not be a party to any prepackaged plan which may be required. Any such prepackaged plan, if filed, would affect Merisel, Inc. only, and as such would not affect the continuing and timely payment in full of such subsidiaries' obligations to suppliers, employees and other creditors. In addition, such a prepackaged plan would be subject only to the approval of the holders of the 12.5% Notes, as no other creditors of the Company or its operating subsidiaries would be impaired by the plan as contemplated. The holders of the required percentage of the outstanding principal amount of 12.5% Notes have agreed to vote in favor of the prepackaged plan subject to fulfillment of the other conditions to the Exchange.

In connection with the Extension, the Company has entered into waivers and an agreement in principle with 100% of the holders of the outstanding principal amount of the Revolving Credit Agreement and the 11.5% Notes, pursuant to which such holders have agreed, subject to execution of definitive documentation, to extend the respective maturities to January 31, 1999. In consideration of such Extension, the Company has agreed to pay certain fees related to the Extension and, commencing in 1998, additional fees payable quarterly together with an increase in the interest rate of 0.5% per quarter in 1998 and for each quarter that the debt remains outstanding. The Company would have the right to prepay such debt at anytime without penalty. In the event that the Extension does not become effective, the Company believes that, assuming it achieves its 1997 Business Strategy, it will have reasonable prospects for a refinancing of such indebtedness in the latter half of 1997, particularly if the Exchange is consummated concurrently with such refinancing.

                         MERISEL, INC. AND SUBSIDIARIES

Effective immediately, and throughout the period the Company is implementing the Exchange and Extension, in excess of 75% of the holders of the 12.5% Notes have agreed to waive any default arising from the nonpayment of interest due in 1997 on the 12.5% Notes, and 100% of the holders of the Revolving Credit Agreement, the 11.5% Notes, and the Subordinated Notes of Merisel Americas have agreed to waive any cross-default resulting from such non-payment. In consideration for such waivers, Merisel Americas has agreed to pay certain fees to the holders of the Revolving Credit Agreement and the 11.5% Notes, and, subject to the Extension becoming effective, to increase the interest rate by 0.5% per quarter during 1998 on the Subordinated Notes while such debt remains outstanding. Accordingly, the Company believes that it will be able to satisfy all of its material debt obligations under such instruments in 1997 pending the consummation of the Exchange and the Extension. Interest will continue to be due and payable on the outstanding 12.5% Notes that have not consented to the waiver at the time such payments are due; however, such holders will not be able to accelerate the payment of the principal of the 12.5% Notes under the terms of the Indenture governing the 12.5% Notes.

At March 31, 1997, the Company had cash and cash equivalents of approximately $47,930,000. In the opinion of management, as a result of the Agreement reached with the holders of the 12.5% Notes and the waivers received from the holders of the Revolving Credit Agreement, the 11.5% Notes and the Subordinated Notes, cash on hand, additional permitted sales of accounts receivable under the securitization facilities, together with anticipated cash flow in 1997 will be sufficient to meet the Company's liquidity requirements for the next 12 months.

2.  New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 simplifies the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For the year ended December 31, 1996 and for the subsequent interim period reported, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS 128.

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

4.  Dispositions

In March 1996, effective as of January 1, 1996 the Company sold its interest in its wholly owned Australian subsidiary, Merisel Pty Ltd. ("Australia"), to Tech Pacific Holdings Ltd. Under the terms of the agreement, the Company received consideration of $9,915,000 in the form of repayment of certain intercompany debt obligations. The Company recognized a $1,915,000 charge as an impairment loss for the write down of the Australian net assets to their net realizable value in the fourth quarter of 1995.

On October 4, 1996, Merisel completed the sale of EML to CHS. The sale was effective as of September 27, 1996. A loss of $33,455,000, which includes approximately $7,400,000 of direct costs related to the sale, was recorded on such sale. The sale price, computed based on the combined closing balance sheet of EML, was $147,631,000, consisting of (i) $110,379,000 in cash, (ii) the assumption of Merisel's European asset securitization agreement against which $26,252,000 was outstanding at closing and (iii) a receivable for $11,000,000, payable in three installments of $3,000,000, $4,000,000, and $4,000,000, of which only the final payment of $4,000,000 remained outstanding as of March 31, 1997.

As of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB to a wholly owned subsidiary of Synnex. The sale price, computed based upon the February 21, 1997 balance sheet of Merisel FAB was $31,992,000 consisting of the buyer assuming $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. As part of the sale, the Company agreed to extend rebates to Synnex on future purchases at a defined rate per dollar of purchases, not to exceed $2,000,000. The purchase price is subject to adjustments based upon Merisel FAB's March 28, 1997 balance sheet. In the quarter ended December 31, 1996, the Company recorded an impairment charge of $2,033,000 to adjust Merisel FAB's assets to their estimated fair market value.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


Following is summarized pro forma operating results assuming that the Company had sold the assets of Merisel FAB, and EML as of January 1, 1996.

                                         (in thousands except per share data)
                                           Three Months         Three Months
                                              Ended                 Ended
                                            March 31,             March 31,
                                              1996                   1997
                                          --------------       ---------------
Net Sales                                  $   881,565             $  910,923
Gross Profit                                    51,581                 57,299
Net loss                                       (13,887)                (1,024)
                                         ==============         ================

Net loss per share                          $    (0.47)            $    (0.03)
Weighted Average Shares Outstanding
                                         ==============         ================
                                                29,863                 30,078
                                         ==============         ================


EML is not an incorporated entity for which historical financial statements were prepared. The historical balances used in preparing the above pro forma balances represent combined balances obtained from the separate unaudited financial statements for the individual entities comprising EML. The pro forma results include adjustments for general and administrative expenses that would not have been eliminated due to the sale of EML. The pro forma adjustments also include adjustments for amortization of intangible assets and for interest expense on debt repaid with a portion of the proceeds from the sale, net of the effect of an interest rate increase resulting from the renegotiation of certain debt agreements as a result of the sale. Historical balances obtained from FAB's unaudited financial statements were also used in preparing the pro forma balances above.

5.  Debt

At March 31, 1997, the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. ("Merisel Europe") had unsecured senior borrowings, which as amended, consisted of $56,198,000 of 11.5% notes by Merisel Americas, and an $84,297,000 Revolving Credit Agreement by Merisel Americas and Merisel Europe, all of which were outstanding. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference rates plus a specified percentage. The average interest rate for the Revolving Credit Agreement at March 31, 1997 was approximately 10.8%. The outstanding balance under the Company's privately placed subordinated notes was $13,200,000 and provide for an interest rate of 11.78%. Additionally, At March 31, 1997, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. The 12.5% Notes provide for an interest rate of 12.5% payable semiannually.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

On April 14, 1997, the Company obtained a Limited Waiver and Voting Agreement from the required number of holders of the 12.5% Notes. Under the Limited Waiver and Voting Agreement, the holders have agreed to exchange the 12.5% Notes into approximately 80% of the Company's Common Stock. (See Note 1--"Liquidity").

At March 31, 1997, the Company had promissory notes outstanding with an aggregate balance of $9,635,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments commencing February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

8.  Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the related period, including common stock options when dilutive.

9. Supplemental Disclosure of Cash Flow Information

Cash paid (received) in the quarter ended March 31 for interest and income taxes was as follows:

                                                         1997                       1996
                                                        -------                  --------
                                                                  (in thousands)
      Interest                                          $9,238                  $18,111
      Income taxes                                      $ (593)                 $(3,547)

Effective March 28, 1997, the Company sold substantially all of the assets of Merisel FAB. The recorded sale price was $31,992,000, consisting of the assumption of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to a third party, in full consideration for the assets (See Note 4- "Dispositions").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ---------------------------------------------


GENERAL
-------


Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries (the "Operating Company"), the Company markets products and services throughout North America and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers (VARs), commercial resellers/dealers, and retailers. The Company also has established the Merisel Open Computing Alliance (MOCA(TM)), a division which primarily supports Sun Microsystems' UNIX-based product sales and installations.

During 1996, the Company pursued a business plan that was developed to address capital structure issues by curtailing non-essential capital expenditures, eliminating investments, and disposing of assets. Effective January 1, 1996, the Company sold its Australian operations. As of September 27, 1996, the Company completed the sale of its European, Mexican and Latin American businesses (referred to here-in as "EML"). In addition, as of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex") The sales price, computed based upon the February 21, 1997 balance sheet of Merisel FAB was $31,992,000 consisting of the buyer assuming $11,992,000 of trade payables and accrued liabilities, and a $20,000,000 extended payable due to Vanstar Corporation.

As a result of these asset dispositions, the company's operations are now focused exclusively in North America. In the year ended December 31, 1996, the North American Business (as defined below) produced $3.4 billion in revenues, and the Former Operations (as defined below) produced $2.1 billion in revenue. As the North American Business represents the ongoing business of the Company, the following discussion and analysis will compare the results of operations for the three months ended March 31, 1997 for the North American Business only. As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States and Canadian distribution businesses, and the term "Former Operations" refers to those operations disposed of by Merisel during 1996 and the first quarter of 1997, namely the Australian Business, EML, and Merisel FAB's franchise and aggregations businesses ("FAB").

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1997 as Compared to the Three Months Ended March
-----------------------------------------------------------------------------
31, 1996.
-----------

The following table sets forth the unaudited results of operations for the North American Business and for the Former Operations for the three months ended March 31, 1997 and March 31, 1996.

                                          Three Months Ended                                Three Months Ended
                                            March 31, 1997                                    March 31, 1996
                                    (In Thousands)(Unaudited)                             (In Thousands)(Unaudited)
                           ----------------------------------------------   --------------------------------------------------
                               North                                          North
                             American    Former Operations   Consolidated   American    Former  Operations   Consolidated Total
                             Business                           Total       Business
                           ----------------------------------------------   --------------------------------------------------
Net Sales                     $910,923            $202,177     $1,113,100    $881,565             $655,024          $1,536,589
Cost of Sales                  853,624             194,500      1,048,124     829,984              619,382           1,449,366
                           ----------------------------------------------   --------------------------------------------------
Gross Profit                    57,299               7,677         64,976      51,581               35,642              87,223
SG&A Expenses                   45,321               6,199         51,520      50,163               32,973              83,136
                           ----------------------------------------------   --------------------------------------------------
Operating Income              $ 11,977            $  1,478     $   13,456    $  1,418             $  2,669            $  4,087
                           =============       ============   ===========   ===========          ===========       ===========


For the quarter ended March 31, 1997, net sales for the North American Business increased by 3.3% from $881,565,000 in the quarter ended March 31, 1996 to $910,923,000 in the quarter ended March 31, 1997. Net sales decreased by 1.1% in the United States, and increased by 21.1% in Canada. The Company lost market share in the United States due to competitive pressures and liquidity constraints which curtailed sales growth. Canadian sales growth for the quarter was ahead of industry growth rates.

In the North American Business, hardware and accessories accounted for 75% of net sales and software accounted for 25% of net sales in the first quarter of 1997, as compared to 76% and 24% for the same categories, respectively, in the first quarter of 1996.

Gross profit for the North American Business increased 11.1% from $51,581,000 in 1996 to $57,299,000 in 1997. Gross profit as a percentage of sales, or gross margin, increased from 5.9% in 1996 to 6.3% in 1997. The increase in gross profit is in part attributable to a concentrated effort in the United States and Canada to focus attention on more profitable product lines, and improved controls over margin management related activities such as sales execution, improved processes, vendor rebate programs and purchasing discounts. The improved margins also reflect the continued growth in the Company's MOCA division, which has historically achieved higher average margins. MOCA sales were equal to 9.9% of total North American business sales in the current quarter as compared to 7.7% in the first quarter of 1996. The Company believes that in the past, its gross margins have been below the industry average, and as such, corrective actions have been undertaken as part of the overall business strategy to concentrate on profitability for 1997. Gross margins in the United States and Canada were 6.40% and 5.94%, respectively, for the first quarter of 1997, compared to 5.85% and 5.87%, respectively, for the first quarter of 1996. Despite the improved margin performance experienced in the first three months of 1997, the Company expects that it will continue to face intense competitive pricing pressures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                      (Continued)

Selling, general and administrative expenses for the North American Business decreased by 9.7% from $50,163,000 in the first quarter of 1996 to $45,321,000 in the first quarter of 1997. The $4,842,000 decrease is due to several factors in the first quarter of 1996. These factors include increased expenses such as severance costs associated with carrying out the Company's 1996 business plan and strategies, continuing professional fees and other costs incurred to develop business plans and strategies and to improve certain business processes. Additionally, the Company incurred increased expenses associated with its new computer operating system in 1996.

As a result of the above items, operating income for the North American Business improved by $10,559,000 from $1,418,000 for the first quarter of 1996 to $11,977,000 for the first quarter of 1997.

INTEREST EXPENSE; OTHER EXPENSE; AND INCOME TAX PROVISION

Interest expense for the Company, including Former Operations, decreased 12.7% from $9,877,000 in 1996 to $8,623,000 in 1997. The decrease in interest expense is attributable to the amortization and paydown of the company's debt by approximately $122,918,000 from April of 1996 through the end of March, 1997, and is offset by an increase in interest rates under the company's 11.5% Notes, Revolving Credit Agreement and the Subordinated Notes, of 2.9%, 3.3%, and .05%, respectively. Approximately $72,500,000 of the paydown occurred in October of 1996, using proceeds from the sales of EML.

Other Expenses for the Company, including Former Operations, decreased from $7,238,000 in the three months ended March 31, 1996, to $3,529,000 for the same period in 1997. This decrease is due primarily to one time financing charges in the first quarter of 1996, for approximately $3,125,000 related to amendments of the Company's financing agreements. Additionally, securitization fees, which are included in other expense, decreased by approximately $1,022,000 partially due to lower sales of accounts receivables in the North American Business, and to the disposal of the European asset securitization facility, as part of the divestiture of EML in the third quarter of 1996. The average month end proceeds from the accounts receivable sales under all of the Company's various securitization facilities decreased from $289,113,000 for the three months ended March 31, 1996 to $251,294,000 in for the same period in 1997.

The income tax provision decreased from an expense of $480,000 for the three months ended March 31, 1996, to an expense of $173,000 for the same period in 1997. In both periods, the income tax rate reflects only the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the company has sufficient net operating loss provisions to offset federal income taxes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                      (Continued)

CONSOLIDATED INCOME (LOSS)

On a consolidated basis, net income for the Company, including the Former Operations, increased from a loss of $13,508,000 for the three months ended March 31, 1996, to income of $1,130,000 for the three months ended March 31, 1997, due to the factors described above. Net income per share increased from a loss of $0.45 per share in 1996 to income of $ 0.04 per share in 1997.

SYSTEMS AND PROCESSES
---------------------

Merisel has made significant investments in new, advanced computer and warehouse management systems for its North American operations to support sales growth and improve service levels. All of Merisel's nine North American warehouses now utilize Merisel's Information and Logistical Efficiency System ("MILES"), a computerized warehouse management system, which uses infrared bar coding and advanced computer hardware and software to maintain high picking, receiving and shipping accuracy rates.

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

Net cash provided by operating activities during the three months ended March 31, 1997, was $10,577,000. The primary sources of cash from operating activities was a decrease in inventory of $34,348,000, increased accounts payable of $6,626,000 and a net profit of $1,131,000. The primary use of cash during the period was a $32,384,000 increase in accounts receivable. The decrease in inventory from the fourth quarter, is the result of the effect of seasonal fluctuations on inventory needs. The increase in accounts payable related primarily to the purchasing activities of Merisel FAB during the quarter and prior to the sale of substantially all of the assets of Merisel FAB. The accounts payable levels for the North American Business did not change significantly from the end of 1996.

Net cash used in investing activities was $648,000 consisting entirely of leasehold improvements and equipment expenditures. The expenditures were primarily for the maintenance and improvements of existing facilities. The Company presently anticipates that its capital expenditures for 1997 will be between $15,000,000 and $18,000,000, consisting of costs of upgrading and modifying existing computer systems, warehouse systems, and facilities in Canada and the United States. Net cash used in financing activities was $6,432,000 and was comprised primarily of scheduled payments under the Company's various debt facilities.

Funds are also generated through the sale of receivables by Merisel Capital Funding, Inc., a wholly owned subsidiary of the Company's Merisel Americas, Inc. operating subsidiary. Merisel Capital Funding's sole business is the
ongoing purchase of trade receivables from Merisel Americas.   Merisel Capital
Funding sells these receivables, in turn, under an agreement with a securitization company, whose purchases yield proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding is a separate corporate entity with separate creditors who, upon its liquidation, are entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in the subsidiary becoming available to the subsidiary's equity holder. As a result of losses the Company incurred in fiscal year 1996, Merisel Americas and Merisel Capital Funding were obliged and did obtain amendments and waivers with respect to certain covenants under this facility, which expires October 2000.

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

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of March 31, 1997, the total amount outstanding under these facilities was $259,830,000. Fees incurred in connection with the sale of accounts receivable for the three months ended March 31, 1996 and 1997 were $4,544,000, and $3,573,000, respectively, and are recorded as other expense.

At March 31, 1997, the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. ("Merisel Europe") had unsecured senior borrowings, which as amended, consisted of $56,198,000 of 11.5% notes by Merisel Americas, and an $84,297,000 Revolving Credit Agreement by Merisel Americas and Merisel Europe, all of which were outstanding. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference rates plus a specified percentage. The average interest rate for the Revolving Credit Agreement at March 31, 1997 was approximately 10.8 %. On October 4, 1996, the Company amended the 11.5% Notes and the Revolving Credit Agreement in connection with the sale of EML and permanently reduced the outstanding borrowings on the 11.5% Notes and the Revolving Credit Agreement by $29,000,000 and $43,500,000, respectively. As a result of the sale of EML, Merisel Europe no longer is an operating entity.

As amended, these agreements require that the Company make an aggregate of five consecutive principal payments of $1,500,000 each on the last calendar day of each month from February through June 1997 plus an additional principal repayment of $7,500,000 on January 2, 1998. The Company has made these payments as scheduled through the date of this report. In the absence of a debt restructuring, the 11.5% Notes and the Revolving Credit Agreement provide that if the Company makes the June 30, 1997 interest payment on its $125,000,000 principal amount 12.5% Notes at any time before January 31, 1998, then the Company shall make an aggregate principal repayment of an additional $40,000,000 on the 11.5% Notes and the Revolving Credit Agreement. Further, if the Company makes the December 31, 1997 interest payment on its 12.5% Notes at anytime before January 31, 1998, the Company must make an additional aggregate principal payment of $30,000,000 on the 11.5% Notes and the Revolving Credit Agreement. The 11.5% Notes and the Revolving Credit Agreement are due in full on January 31, 1998. The amendments also provide that certain tax refunds and asset sale proceeds when received by the Company shall be used to permanently prepay the 11.5% Notes and Revolving Credit Agreement. The principal repayments will be shared ratably by the lenders under the Revolving Credit Agreement and the holders of the 11.5% Notes.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                      (Continued)

The 11.5% Notes and the Revolving Credit Agreement contain various covenants, including those which prohibit the payment of cash dividends, require a minimum amount of tangible net worth, and place limitations on the acquisition of assets. These agreements also require the Company or certain of its subsidiaries to maintain certain specified financial ratios. Such financial ratios include: minimum interest coverage; minimum adjusted tangible net worth; minimum earnings before interest, taxes, depreciation, amortization and securitization expense; maximum total debt equivalents to adjusted tangible net worth; minimum inventory turnover; minimum accounts payable; and minimum accounts payable to inventory. In connection with the sale of EML and as a result of the substantial losses incurred by the Company for the years ended December 31, 1996 and December 31, 1995, the Company was required to obtain and did obtain waivers of various covenants, including financial ratio covenants, contained in the Senior Notes and the Revolving Credit Agreement for the Company's third fiscal quarter of 1996, and amendments of such covenants for future periods.

Effective April 14, 1997, the Company obtained the Limited Waiver and Agreement to Amend from 100% of the holders of the 11.5% Notes, the Revolving
Credit Agreement and the Subordinated Notes. Under the Limited Waiver and Agreement to Amend, the Company obtained certain waivers and consents necessary to facilitate its debt restructuring. Among other items, the lenders agreed to waive any default that may arise from the non-payment of interest on the 12.5% Notes, the commencement of a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and certain other events of default and financial covenants. In addition, the lenders have agreed, subject to execution of definitive documentation and certain other conditions, to extend the maturities of the Revolving Credit Agreement and the 11.5% Notes to January 31, 1999. (See note 1--"Liquidity".)

At March 31, 1997, Merisel Americas had outstanding an aggregate of $13,200,000 of privately placed subordinated notes (the "Subordinated Notes"). The Subordinated Notes, as amended during 1996, provide for an interest rate increase of .50% to 11.78% per annum effective April 15, 1996, and are repayable in three remaining equal annual installments of $4,400,000 due in March of 1998, 1999 and 2000. The Company has made these payments as scheduled through the date of this report. Accrued interest on the Subordinated Notes is required to be paid quarterly. The Subordinated Notes contain certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, sell certain assets and prohibit the payment of dividends. The Subordinated Notes also incorporate the financial covenants contained in the Senior Notes and the Revolving Credit Agreement. In connection with the amendment of the Revolving Credit Agreement and the Senior Notes described above, the Company was required to obtain and did obtain an amendment of the Subordinated Note Purchase Agreement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

ASSET MANAGEMENT
----------------

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, Merisel's practice of making large-volume purchases when it deems such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers which contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow-moving or obsolete inventory or manufacturer price reductions. The Company is not assured that these agreements will succeed in reducing this risk. In the event of a manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges, as well as the Company's inventory management procedures, have helped to reduce the risk of loss of carrying inventory.

The Company has purchased foreign exchange contracts whenever available to minimize foreign exchange transaction gains and losses. Such contracts were temporarily not available to the Company beginning in the latter part of 1996. The Company experienced net transaction losses of approximately $350,000 in the first quarter of 1997, prior to the renewed availability of foreign exchange contracts. The Company plans to continue to use foreign exchange contracts in the future, to the extent they are available.

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

COMPETITION
-----------

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

Item 2.  Changes in Securities
         ---------------------

For a description of possible limitations or qualifications on the rights evidenced by the Notes imposed by the modification of certain of the Company's financing arrangements, see Note 7 to the Consolidated Financial Statements (Unaudited).

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  Exhibits

             27 Financial Data Schedule.


        (b)  Reports on Form 8-K

             Current report on form 8-K, dated April 15, 1997

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 1997

                                 Merisel, Inc.


                               By:     /s/  James E. Illson
                                       ----------------------------------------
                                       James E. Illson
                                       Senior Vice President, Finance,
                                       Chief Financial Officer and Assistant
                                       Secretary