Form 10-Q/A
period 1997-03-31
MERISEL INC /DE/
filed 1997-05-19
CIK 724941

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                  -----------

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

                                 MERISEL, INC.
                                 -------------

                                     INDEX
                                     -----

                                                                                               Page Reference
                                                                                               --------------
PART I                                FINANCIAL INFORMATION

                          Consolidated Balance Sheets as of                                           1-2
                          March 31, 1997 and December 31, 1996

                          Consolidated Statements of Operations for the
                          Three Months Ended March 31, 1997 and 1996                                    3

                          Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 1997 and 1996                                    4

                          Notes to Consolidated Financial Statements                                   5-10


                          Management's Discussion and Analysis of                                     11-19

                          Financial Condition and Results of Operations

                          SIGNATURES                                                                    20

                         PART 1.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                     ASSETS

                                                                        March 31,               December 31,
                                                                          1997                     1996
                                                                     --------------            -------------
CURRENT ASSETS:


Cash and cash equivalents                                                $ 47,930                 $ 44,678
Accounts receivable (net of allowances
 of $23,206 and $23,684 for 1997 and
 1996,  respectively)                                                     189,376                  168,295
Inventories                                                               358,208                  392,557
Prepaid expenses and other current
 assets                                                                    17,371                   16,925
Income taxes receivable                                                     1,404                    2,183
Deferred income tax benefit                                                   482                      482
                                                                        -----------              ----------
   Total current assets                                                   614,771                  625,120

PROPERTY AND EQUIPMENT, NET                                                58,763                   61,430

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                            26,108                   41,724

OTHER ASSETS                                                                6,378                    2,765
                                                                        ----------               ----------

TOTAL ASSETS                                                             $706,020                 $731,039
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

                         MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                    1997              1996
                                                                               --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $  1,130         $  (13,508)
Adjustments to reconcile net loss to net
   cash provided by operating
    activities:
   Depreciation and amortization                                                      3,180              5,759
   Provision for doubtful accounts                                                    4,797              4,733
   Deferred income taxes                                                                                 2,862
Changes in assets and liabilities:
   Accounts receivable                                                              (32,384)           (20,834)
   Inventories                                                                       34,348            120,778
   Prepaid expenses and other assets                                                 (4,083)            (3,869)
   Income taxes receivable                                                              779              1,303
   Accounts payable                                                                   6,626            (70,689)
   Accrued liabilities                                                               (3,816)            (5,228)
                                                                                 -------------     -------------
Net cash provided by operating activities                                            10,577             21,307
                                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (648)            (3,438)
Payment of earn out obligation from Computerland
 acquisition                                                                                           (13,409)
Cash proceeds from sale of Australian business                                                           8,515
                                                                                 -------------        -------------
Net cash used for investing activities                                                 (648)            (8,332)
                                                                                 -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                           254,208            443,400
Repayments under revolving line of credit                                          (255,118)          (396,400)
Net (repayments) borrowings under foreign bank                                         (514)           (20,289)
  facilities
Proceeds from issuance of promissory notes                                             (607)            11,261
Proceeds from sale of accounts receivable                                                               23,721
Repayment under subordinated debt agreement                                          (4,400)            (4,400)
                                                                                 -------------      -------------

Net cash provided by (used for)                                                      (6,432)            57,293
 financing activities                                                            -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (245)            (1,858)
                                                                                 -------------      -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                             3,252             68,410
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       44,678              1,378

                                                                                 -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $47,930            $69,788
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

The information for the three months ended March 31, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

                                          Three Months Ended                                Three Months Ended
                                            March 31, 1997                                    March 31, 1996
                                    (In Thousands)(Unaudited)                             (In Thousands)(Unaudited)
                           ----------------------------------------------   --------------------------------------------------
                               North                                          North
                             American    Former Operations   Consolidated   American    Former  Operations   Consolidated Total
                             Business                           Total       Business
                           ----------------------------------------------   --------------------------------------------------
Net Sales                     $910,923            $202,177     $1,113,100    $881,565             $655,024          $1,536,589
Cost of Sales                  853,624             194,500      1,048,124     829,984              619,382           1,449,366
                           ----------------------------------------------   --------------------------------------------------
Gross Profit                    57,299               7,677         64,976      51,581               35,642              87,223
SG&A Expenses                   45,321               6,199         51,520      50,163               32,973              83,136
                           ----------------------------------------------   --------------------------------------------------
Operating Income              $ 11,978            $  1,478     $   13,456    $  1,418             $  2,669            $  4,087
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

Other Expenses for the Company, including Former Operations, decreased from $7,238,000 in the three months ended March 31, 1996, to $3,530,000 for the same period in 1997. This decrease is due primarily to one time financing charges in the first quarter of 1996, for approximately $3,125,000 related to amendments of the Company's financing agreements. Additionally, securitization fees, which are included in other expense, decreased by approximately $1,022,000 partially due to lower sales of accounts receivables in the North American Business, and to the disposal of the European asset securitization facility, as part of the divestiture of EML in the third quarter of 1996. The average month end proceeds from the accounts receivable sales under all of the Company's various securitization facilities decreased from $289,113,000 for the three months ended March 31, 1996 to $251,294,000 in for the same period in 1997.

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

Date: May 19, 1997

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