Form 10-Q
period 1997-06-30
MERISEL INC /DE/
filed 1997-08-12
CIK 724941

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                   ---------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.
                               --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________  to ___________

                        Commission File Number 0-17156
                                               -------

                                 MERISEL, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)

Delaware                                    95-4172359
--------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


200 Continental Boulevard
El Segundo, CA                                                        90245-0984
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


Registrant's telephone number, including area code (310) 615-3080
                                                   --------------
________________________________________________________________________________
Former name, former address, and former fiscal year, if changed since last year

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X           No ______
                              -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
          Class                       August 8, 1997
          -----                       --------------
Common Stock, $.01 par value          30,078,495 Shares

                                 MERISEL, INC.
                                 -------------

                                     INDEX
                                     -----

                                                                            Page Reference
                                                                           --------------
PART I            FINANCIAL INFORMATION
                  Consolidated Balance Sheets as of                             1-2
                  June 30, 1997 and December 31, 1996

                  Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 1997 and 1996       3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996                        4

                  Notes to Consolidated Financial Statements                   5-12

                  Management's Discussion and Analysis of                     13-23
                  Financial Condition and Results of Operations

PART II           OTHER INFORMATION                                             24

                  SIGNATURES                                                    26

                        PART 1.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
         --------------------

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                    ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                        ----------- -------------
CURRENT ASSETS:
Cash and cash equivalents                 $ 48,563      $ 44,678
Accounts receivable (net of allowances
of $23,105 and $23,684 for 1997 and
 1996, respectively)                       181,809       168,295
Inventories                                346,730       392,557
Prepaid expenses and other current
 assets                                     20,912        16,925
Income taxes receivable                                    2,183
Deferred income tax benefit                    478           482
                                        ----------  ------------
   Total current assets                    598,492       625,120

PROPERTY AND EQUIPMENT, NET                 54,866        61,430

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                             25,914        41,724

OTHER ASSETS                                 7,805         2,765
                                        ----------  ------------

TOTAL ASSETS                              $687,077      $731,039
                                        ==========  ============

         See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30,             December 31,
                                                  1997                   1996
                                             -----------           --------------
CURRENT LIABILITIES:
Accounts payable                               $ 347,627                $ 383,548
Accrued liabilities                               37,517                   37,544
Long-term debt - current                          10,645                    9,084
Subordinated debt - current                        4,400                    4,400
                                             -----------           --------------
    Total current liabilities                    400,189                  434,576

Long-term debt                                   259,723                  268,079
Subordinated debt                                  8,800                   13,200
Capitalized lease obligations                                                 187
                                             -----------           --------------
TOTAL LIABILITIES                                668,712                  716,042

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
 authorized 1,000,000
   shares; none issued or outstanding
Common stock, $.01 par value, authorized
  50,000,000 shares; 30,078,500 shares
 outstanding for 1997 and 1996, respectively         301                      301
Additional paid-in capital                       142,300                  142,300
Accumulated deficit                             (117,988)                (121,164)
Cumulative translation adjustment                 (6,248)                  (6,440)
                                             -----------           --------------
Total stockholders' equity                        18,365                   14,997
                                             -----------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $687,077                 $731,039
                                             ===========           ==============


         See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                    1997        1996          1997        1996
                                   ------      ------        ------      ------
NET SALES                         $895,754   $1,442,668   $2,008,855 $2,979,257

COST OF SALES                      840,101    1,363,081    1,888,224  2,812,447
                                   -------   ----------   ----------  ---------

GROSS PROFIT                        55,653       79,587      120,631    166,810

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES           43,299       78,422       94,820    161,558
                                   -------   ----------   ----------  ---------

OPERATING INCOME                    12,354        1,165       25,811      5,252

INTEREST EXPENSE                     7,760        9,595       16,383     19,472

OTHER EXPENSE                        2,389        3,528        5,919     10,766
                                   -------   ----------   ----------  ---------
INCOME (LOSS) BEFORE
   INCOME TAXES                      2,205      (11,958)       3,509    (24,986)

INCOME TAX PROVISION(BENEFIT)          159         (554)         333        (74)
                                   -------   ----------   ----------  ---------

NET INCOME (LOSS)                 $  2,046  $   (11,404)  $    3,176 $  (24,912)
                                   =======   ==========   ==========  =========

NET INCOME (LOSS) PER SHARE          $0.07       $(0.38)       $0.11     $(0.83)
                                   =======   ==========   ==========  =========
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING            30,078       29,878       30,078     29,871
                                   =======   ==========   ==========  =========

           See accompanying notes to consolidated financial statements.

                        MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)              Six Months Ended June 30,
                                                        1997                       1996
                                                   --------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $   3,176                 $ (24,912)
Adjustments to reconcile net loss to net
   cash provided by operating
    activities:
   Depreciation and amortization                          5,971                    11,171
   Provision for doubtful accounts                        4,692                     8,006
   Deferred income taxes                                                              396
Gain/Loss Sale of Property and Equipment                 (1,530)
Changes in assets and liabilities:
   Accounts receivable                                  (24,715)                   66,641
   Inventories                                           45,826                   161,757
   Prepaid expenses and other assets                     (9,050)                   (6,968)
   Income taxes receivable/payable                        3,767                    28,804
   Accounts payable                                     (13,381)                 (183,659)
   Accrued liabilities                                   (2,121)                     (510)
                                                   --------------              ------------
Net cash provided by operating activities                12,635                    60,726
                                                   --------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (2,831)                   (4,817)
Proceeds from sale of property                            5,020
Earn out obligation - ComputerLand                                                (13,409)
 acquisition
Cash proceeds from sale of Australian                                               8,515
 business
Other investing activities                                                          1,721
                                                   --------------              ------------
Net cash provided by (used for)                           2,189                    (7,990)
 investing activities
                                                   --------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of                      484,708                   785,850
 credit
Repayments under revolving line of                     (488,319)                 (750,850)
 credit
Net repayments under other bank                            (777)                  (21,487)
 facilities
Proceeds from issuance of promissory                                                8,790
 notes
Repayment of senior notes                                (2,407)                   (8,000)
Proceeds from sale of accounts                                                    (24,540)
 receivable
Repayment under subordinated debt                        (4,400)                   (4,400)
 agreement
Proceeds from issuance of Common Stock                                                217
                                                  --------------              ------------
Net cash used in financing activities                   (11,195)                  (14,420)
                                                  --------------              ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     256                    (3,735)
                                                  --------------              ------------
NET INCREASE IN CASH AND                                  3,885                    34,581
   CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF                  44,678                     1,378
   PERIOD
                                                  --------------              ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $48,563                   $35,959
                                                  ==============              ============

         See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. GENERAL

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries (collectively, the "Operating Company"), the Company markets products and services throughout North America and is a valued partner to a broad range of computer resellers, including value-added resellers (VARs), retailers, and commercial/dealers. The Company also has established the Merisel Open Computing Alliance (MOCA(TM)), which primarily supports Sun Microsystems' UNIX-based product sales and installations.

The information for the three and six months ended June 30, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

Liquidity--In 1996, the Company incurred a net loss of $140,375,000 which includes impairment losses of $42,033,000 and a loss on the sale of the Company's European, Mexican and Latin American Business (such businesses are referred to herein as "EML") of $33,455,000. The impairment losses were associated with the intangible assets of the Company's wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB") which operated the Company's Franchise and Aggregation Business ("FAB"). As of March 28, 1997, the Company sold substantially all of the assets of Merisel FAB to SYNNEX Information Technologies, Inc. ("Synnex"). EML was sold as of September 27, 1996 to CHS Electronics, Inc. ("CHS") (See Note 4-- "Dispositions"). In addition to the losses associated with the sale of EML and impairment losses, 1996 operations were impacted by significant charges related to customer disputes, vendor reconcilement and other issues, costs associated with the improvement of certain business processes, and the impact of liquidity constraints on the Company's ability to purchase inventory on favorable terms.

The Company has developed and is implementing a business strategy for 1997 (the "1997 Business Strategy") that focuses on profitable North American revenue growth. Under the 1997 Business Strategy, Merisel intends to concentrate on strengthening and building its sales infrastructure for the purpose of increasing revenues, improving gross margins, and controlling operating expenses. Other priorities include continuing efforts to achieve operational excellence and implementing a strategy focused on the United States and Canada.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

In order to meet its debt obligations, Merisel is actively pursuing a restructuring plan with the debtholders under its various financing agreements. Effective April 14, 1997, the Company entered into a Limited Waiver and Voting Agreement (the "Limited Waiver Agreement") with holders of more than 75% of the outstanding principal amount of its 12.5% Senior Notes ("12.5% Notes"). Pursuant to the terms of the Limited Waiver Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchange (the "Exchange") their 12.5% Notes for Common Stock of the Company (the "Common Stock"), which would equal approximately 80% of the outstanding shares of Common Stock immediately after the Exchange. Contemporaneously with the Exchange, the holders of Common Stock immediately prior to the Exchange would receive warrants (the "Warrants") to purchase Common Stock constituting 17.5% of the Common Stock outstanding immediately after giving effect to the Exchange.

Consummation of the Exchange is subject to certain conditions including (i) stockholder approval of an amendment to the Certificate of Incorporation of the Company to effect a one-for-five reverse split of the Common Stock and (ii) 100% of the outstanding 12.5% Notes being validly tendered in exchange for Common Stock. On August 1, 1997, the Company commenced the solicitation of stockholder proxies and the noteholder exchange offer with respect to the proposed debt restructuring plan. If less than 100% of the holders tender their 12.5% Notes pursuant to the exchange offer but acceptances of a "prepackaged" plan (as described below) are received from at least two-thirds in principal amount and a majority in number of holders of the 12.5% Notes, and the holders of at least two-thirds of the Common Stock voting, Merisel, Inc., the parent company, intends to file a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code to effect the proposed debt restructuring on the same terms as proposed under the Exchange (the "Prepackaged Plan"). The Operating Company would not be a party to any Prepackaged Plan which may be required. Any such Prepackaged Plan, if filed, would affect Merisel, Inc. only and as such would not affect the continuing and timely payment in full of the Operating Company's obligations to suppliers, employees and other creditors. In addition, such a Prepackaged Plan would be subject only to the approval of the holders of the 12.5% Notes and the Company's stockholders, as no other creditors or security holders of the Company or the Operating Company would be impaired by the plan as contemplated. The holders of the required percentage of the outstanding principal amount of 12.5% Notes have agreed to vote in favor of the Prepackaged Plan subject to fulfillment of certain other conditions to the Exchange.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Also effective April 14, 1997, the Company entered into an agreement (the "Extension") in principle with 100% of the holders of the loans made and notes issued under financing agreements to which the Company's operating subsidiaries are parties. Pursuant to such agreement, holders of the $84,297,000 principal amount outstanding under a revolving credit agreement (the "Revolving Credit Agreement") and the $56,198,000 principal amount of 11.5% Senior Notes outstanding under a senior note purchase agreement (the "11.5% Notes") have agreed, subject to execution of definitive documentation, to execute amendments to extend the respective maturities of such debt to January 31, 1999, provided that none of the amendments will become effective unless the Exchange is closed on or prior to August 31, 1997 or the Prepackaged Plan or a similar plan has been substantially consummated on or prior to October 31, 1997. The Company would have the right to prepay such debt at any time without penalty.

Pursuant to the Limited Waiver Agreement and the Extension, throughout the period the Company is implementing the proposed restructuring, in excess of 75% of the holders of the 12.5% Notes have agreed to waive any default arising from the nonpayment of interest that was due on June 30, 1997 on the 12.5% Notes, and 100% of the holders of debt outstanding under the Revolving Credit Agreement, the 11.5% Notes, and the Subordinated Notes of Merisel Americas have agreed to waive any cross-default resulting from such non-payment. In consideration of the Extension, Merisel Americas has agreed to pay certain fees to the holders of the Revolving Credit Agreement and the 11.5% Notes, and, subject to the Extension becoming effective, to increase the interest rate by 0.5% per quarter during 1998 on such debt and, in the case of the Revolving Credit Agreement and the 11.5% Notes only, to pay additional fees each quarter, in each case while such debt remains outstanding. Interest will continue to be due and payable on the outstanding 12.5% Notes that have not consented to the waiver at the time such payments are due; however, such holders will not be able to accelerate the payment of the principal of the 12.5% Notes under the terms of the Indenture governing the 12.5% Notes.

The Extension will terminate if, among other things, (a) the Exchange is not closed by August 31, 1997, unless Chapter 11 proceedings pursuant to the Prepackaged Plan have been commenced, (b) in the event Chapter 11 proceedings are commenced, the Prepackaged Plan is not substantially consummated by October 31, 1997; (c) the Company has changed the terms of the Exchange or Prepackaged Plan so as to be inconsistent with the terms contemplated by the Extension; or
(d) the Company's Certificate of Incorporation shall not have been amended so as to authorize enough shares of common stock to effectuate the Exchange. In the event that the Extension is terminated, the Company believes that, assuming it achieves its 1997 Business Strategy, it will have reasonable prospects for a refinancing of the operating company indebtedness (as described above) in the latter half of 1997, particularly if the Exchange or a comparable restructuring is consummated prior to or concurrently with such refinancing.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

On July 15, 1997, Merisel announced that it had received a proposal from Stonington Partners, Inc., a New York-based investment firm, to invest $152,000,000 in order to acquire 70% of the Company's Common Stock. Current stockholders would retain their shares which would represent 30% of the then outstanding Common Stock after the equity investment. Under the proposal, the 12.5% Senior Notes would remain outstanding in lieu of the exchange of such indebtedness for equity as proposed under the existing debt restructuring plan, and the cash investment would be used to eliminate substantially all of the approximately $150,000,000 in outstanding debt of the operating subsidiaries. The Stonington offer was subject to certain conditions, including termination or modification of the Limited Waiver Agreement.

On July 16, 1997, representatives of the Ad Hoc Noteholders' Committee for its 12.5% Senior Notes advised the Company that they would not agree with the Company to terminate or modify the Limited Waiver Agreement. Accordingly, on the morning of July 16, 1997, the Company issued a press release reiterating its intention to submit the existing Restructuring plan to a stockholder vote in accordance with its agreement with the Noteholders. Additionally, on July 24, 1997, Stonington advised the Company that it had received a summons and complaint from counsel to the Ad Hoc Noteholders' Committee alleging tortious interference by Stonington with the Limited Waiver Agreement and seeking damages. Stonington has indicated that it intends to defend the suit vigorously.

At June 30, 1997, the Company had cash and cash equivalents of approximately $48,563,000. In the opinion of management, as a result of the agreement reached with the holders of the 12.5% Notes and the waivers received from the holders of indebtedness outstanding under the Revolving Credit Agreement, the 11.5% Notes and the Subordinated Notes, cash on hand, additional permitted sales of accounts receivable under the securitization facilities, together with anticipated cash flow in 1997 will be sufficient to meet the Company's liquidity requirements for the next 12 months. Should the Limited Waiver Agreement terminate without the consummation of the proposed debt restructuring, the Company believes it has sufficient cash resources to make both the outstanding interest payment on the 12.5% Notes, and the $40,000,000 aggregate principal payment that would then be due on the 11.5% Notes and under the Revolving Credit Agreement, however, should the Company be unable to refinance some portion of its remaining debt during the fourth quarter, the Company's ability to maintain adequate trade credit and inventory levels would be adversely affected, which would in turn have an adverse impact on the Company's operations.

Recent Developments-- The Company is currently in active discussions with the Ad Hoc Noteholders' Committee with regard to improving the current debt restructuring proposal. In addition, on August 8 and August 10, 1997, the Company received proposals from Stonington Partners, Inc. which would amend Stonington's prior proposal and which are filed as exhibits hereto. The revised Stonington proposal is made subject to the termination of the Limited Waiver Agreement either with the noteholders' consent or by failure of the Company's stockholders to approve the proposed debt restructuring plan.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Assuming such condition is met, under the amended proposal Stonington would loan $152,000,000 to the Company in the form of a convertible debt instrument to refinance existing operating company debt, which would be convertible into 10,482,800 shares of Common Stock at $14.50 per share (after giving effect to the proposed one-for-five reverse split of the Common Stock). Such shares would represent 63.5% of the outstanding shares of Common Stock after giving effect to the conversion. Stonington's amended proposal permits the Company to offer certain incentives to the holders of its 12.5% Notes in exchange for their agreement to terminate the Limited Waiver Agreement. These incentives, which the Company has presented to representatives of the noteholders, include provisions to pay up to $250 per $1,000 face amount of 12.5% Notes outstanding, warrants exercisable for a nominal amount over a five-year period to purchase five percent of the Common Stock then outstanding, and the elimination of the optional redemption feature of the 12.5% Notes.

On August 11, 1997, the Company received an alternative proposal from Stonington which is conditioned on the holders of the 12.5% Notes agreeing to terminate the Limited Waiver Agreement and not to put the 12.5% Notes to the Company for repurchase upon a change of control. Under this alternative proposal, Stonington would loan $152 million to the Company in the form of a convertible debt instrument to refinance existing operating company debt, which would be convertible into 10,059,563 shares of Common Stock at $15.11 per share (after giving effect to the proposed reverse stock split) or approximately 58 percent of the outstanding shares of Common Stock after giving effect to the conversion. This proposal contains the same incentive provisions as the amended proposals received on August 8 and 10, but with an increase in the warrants exercisable for a nominal amount from five percent to approximately 7.2 percent of the Common Stock then outstanding.

Representatives of holders of the 12.5% Notes have informed the Company that the Ad Hoc Committee has unanimously rejected these proposals. As a result, the Company will continue discussions with representatives of holders of the 12.5% Notes to amend the existing debt restructuring plan to improve stockholder value. No assurances can be given that any agreement will be reached. The outcome of discussions with the Noteholders will be filed in a Form 4-K when available.

2.  New Accounting Pronouncements

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting for Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

3.  Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's second quarter is the 13-week period ending on the Saturday nearest to June 30. For simplicity of presentation, the Company has described the interim periods and year-end period as of June 30, and December 31, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

4.  Dispositions

In March 1996, effective as of January 1, 1996, the Company sold its interest in its wholly owned Australian subsidiary, Merisel Pty Ltd. ("Australia"), to Tech Pacific Holdings Ltd. Under the terms of the agreement, the Company received consideration of $9,900,000 in the form of repayment of certain intercompany debt obligations. The Company recognized a $1,900,000 charge as an impairment loss for the write down of the Australian net assets to their net realizable value in the fourth quarter of 1995.

On October 4, 1996, Merisel completed the sale of EML to CHS. The sale was effective as of September 27, 1996. A loss of $33,455,000, which includes approximately $7,400,000 of direct costs related to the sale, was recorded on such sale. The sale price, computed based on the combined closing balance sheet of EML, was $147,631,000, consisting of (i) $110,379,000 in cash, (ii) the assumption of Merisel's European asset securitization agreement against which $26,252,000 was outstanding at closing and (iii) a receivable for $11,000,000, which has been paid in full.

As of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB to a wholly owned subsidiary of Synnex. The sale price, computed based upon the February 21, 1997 balance sheet of Merisel FAB, was $31,992,000 consisting of the assumption by the buyer of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. As part of the sale, the Company agreed to extend rebates to Synnex on future purchases at a defined rate per dollar of purchases, not to exceed $2,000,000 in aggregate rebates. In the quarter ended December 31, 1996, the Company recorded an impairment charge of $2,033,000 to adjust Merisel FAB's assets to their estimated fair market value.

Following is summarized pro forma operating results assuming that the Company had sold the assets of Merisel FAB and EML as of January 1, 1996.

                                         (IN THOUSANDS EXCEPT PER SHARE
                                                      DATA)
                                       Six Months            Six Months
                                         Ended                 Ended
                                        June 30,              June 30,
                                         1996                   1997
                                      -------------          ------------
Net Sales                               $1,710,519            $1,806,677
Gross Profit                                95,553               112,952
Net Income (loss)                          (25,448)                1,022
                                       ============          ============
Net Income (loss) per share             $    (0.85)           $     0.03
                                       ============          ============
Weighted Average Shares Outstanding         29,871                30,078
                                       ============          ============

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

5.  Debt

At June 30, 1997, two of the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. ("Merisel Europe"), had outstanding unsecured senior borrowings consisting of $54,398,000 principal amount of 11.5% Notes issued by Merisel Americas and $81,597,000 principal amount incurred under a Revolving Credit Agreement by Merisel Americas and Merisel Europe. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference incurred rates plus a specified percentage. The average interest rate for borrowings under the Revolving Credit Agreement at June 30, 1997 was approximately 11.0%. At June 30, 1997, Merisel Americas also had outstanding $13,200,000 principal amount of 11.8% subordinated notes. Additionally, at June 30, 1997, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. As a result of the sale of EML, Merisel Europe is no longer an operating entity.

At June 30, 1997, the Company had promissory notes outstanding with an aggregate balance of $9,373,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments commencing February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

See Note 1--"Liquidity" for a discussion of the Company's proposed debt restructuring.

6.  Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income(loss) by the weighted average number of shares of Common Stock outstanding during the related period, including Common Stock options when dilutive.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

7. Supplemental Disclosure of Cash Flow Information

Cash paid (received) in the six month periods ended June 30 for interest and income taxes was as follows:

                    1997       1996
                  ---------  ---------
                     (in thousands)
    Interest       $14,245   $ 21,452
    Income taxes   $(3,401)  $(28,066)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

GENERAL
-------

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries (collectively, the "Operating Company"), the Company markets products and services throughout North America is a valued partner to a broad range of computer resellers, including value-added resellers (VARs), commercial resellers/dealers, and retailers. The Company also has established the Merisel Open Computing Alliance (MOCA)(TM), a division which primarily supports Sun Microsystems' UNIX-based product sales and installations.

During 1996, the Company pursued a business plan that was developed to address capital structure issues by curtailing non-essential capital expenditures and disposing of assets. Effective January 1, 1996, the Company sold its Australian operations. As of September 27, 1996, the Company completed the sale of its European, Mexican and Latin American businesses (referred to herein as "EML"). In addition, as of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex").

As a result of these asset dispositions, the Company's operations are now focused exclusively in North America. In the year ended December 31, 1996, the North American Business (as defined below) produced $3.4 billion in revenues, and the Former Operations (as defined below) produced $2.1 billion in revenue. As the North American Business represents the ongoing business of the Company, the following discussion and analysis will compare the components of operating income for the three months and six months ended June 30, 1997 for the North American Business only. As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States and Canadian distribution businesses, and the term "Former Operations" refers to those operations disposed of by Merisel during 1996 and the first quarter of 1997, namely the Australian Business, EML, and Merisel FAB's franchise and aggregation businesses ("FAB").

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1997 as Compared to the Three Months Ended June 30,
-------------------------------------------------------------------------------
1996.
-----

The quarter ended June 30, 1997, represented the first period in which the consolidated results of operations included only the Company's North American Business. The following table sets forth the unaudited results of operations for the North American Business and Former Operations for the three months ended June 30, 1996 and the results of operations for the three months ended June 30, 1997 for comparative purposes.

                                Three Months Ended                              Three Months Ended
                                  June 30, 1997                                    June 30, 1996
                  ----------------------------------------------   -------------------------------------------
                      North                                         North
                    American         Former       Consolidated     American         Former      Consolidated
                    Business       Operations        Total         Business       Operations       Total
                  -------------   ------------   ---------------   -----------    ------------  --------------
Net Sales         $   895,754     $              $    895,754      $ 828,954      $ 613,714     $ 1,442,668
Cost of Sales         840,101                         840,101        784,982        578,099       1,363,081
                  -------------   ------------   ---------------   -----------    ------------  --------------
Gross Profit           55,653                          55,653         43,972         35,615          79,587

SG& A Expenses         43,299                          43,299         48,047         30,375          78,422
                  -------------   ------------   ---------------   -----------    ------------  --------------
Operating
Income            $    12,354     $              $     12,354      $  (4,075)     $   5,240     $     1,165
                  =============   ============   ===============   ===========    ============  ==============

Net sales for the North American Business increased 8.1% from $828,954,000 in the quarter ended June 30, 1996 to $895,754,000 in the quarter ended June 30, 1997. The increase resulted from a 5.2% increase in net sales for the U.S. division and a 23.0% increase in Canada. The U.S. division experienced growth over the prior period, with particularly strong growth in its MOCA(TM) and VAR segments, but overall growth was partially offset by a decrease in retail sales. The decline in retail sales reflects the Company's decision to substantially reduce its sales in the retail segment industry in early 1996, in part to address cash management objectives and constraints. The Company has recommitted significant resources to rebuilding its retail customer base in 1997.

In the North American Business, hardware and accessories accounted for 78% of net sales and software accounted for 22% of net sales in the second quarter of 1997, as compared to 75% and 25% for the same categories, respectively, in the second quarter of 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

Gross profit for the North American Business increased 26.6% or $11,682,000 from $43,972,000 in 1996 to $55,654,000 in 1997. Gross profit as a percentage of sales, or gross margin, increased from 5.3% in 1996 to 6.2% in 1997. Gross profit in the prior year includes a second quarter charge of $2,200,000 related to vendor reconciliation issues. Of the remaining $9,482,000 improvement in gross profit, $3,543,000 is due to the growth in sales volume and $3,290,000 is due to favorable resolutions of vendor reconciliation issues as a result of improved processes. The resolution of future vendor reconciliation issues may or may not favorably affect margins in subsequent periods. The remaining increase in gross profit is attributable to efforts to sustain stronger margins on a long-term basis through improved controls over margin management related activities such as greater focus on sales execution, increased participation in vendor rebate programs, improved utilization of vendor purchasing discounts and an increased attention on more profitable product lines. The Company believes that its gross margins have been below the industry average, and as such, these corrective actions have been undertaken as part of the overall business strategy to concentrate on profitability in 1997. Gross margins in the United States and Canada were 6.2% and 6.3%, respectively, for the second quarter of 1997, compared to 5.2% and 6.1%, respectively, for the first quarter of 1996. Excluding the effect of the both the $2,200,000 charge in 1996 and the $3,290,000 benefit in 1997 related to accounts payable and vendor reconciliation issues as noted above, the margin in the U.S. would have been 5.8% for the second quarter of 1997 compared to 5.5% for the same quarter of 1996. Despite the improved margin performance experienced in the first half of 1997, the Company expects that it will continue to face intense competitive pricing pressures.

Selling, general and administrative expenses for the North American Business decreased by 9.9% from $48,047,000 in the second quarter of 1996 to $43,299,000 in the second quarter of 1997. The higher level of expenses in the 1996 period was primarily attributable to expenses associated with carrying out the Company's 1996 business plan and strategies, such as severance costs, professional fees and other costs incurred to develop business plans and strategies and to improve certain business processes as well as increased expenses associated with the Company's new computer operating system in 1996.

As a result of the above items, operating income for the North American Business improved by $16,430,000 from a loss of $4,075,000 for the second quarter of 1996 to income of $12,354,000 for the second quarter of 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)


Six Months Ended June 30, 1997 as Compared to the Six Months Ended June 30,
---------------------------------------------------------------------------
1996.
-------

The following table sets forth the unaudited results of operations for the North American Business and Former Operations for the six months ended June 30, 1997 and June 30, 1996.

                              Six Months Ended                                 Six Months Ended
                                June 30, 1997                                    June 30, 1996
                         (In Thousands) (Unaudited)                       (In Thousands) (Unaudited)
               ----------------------------------------------   ----------------------------------------------
                    North                                         North
                  American          Former      Consolidated     American           Former       Consolidated
                  Business        Operations       Total         Business         Operations        Total
               ---------------  ------------    -------------   -------------   --------------   -------------
Net Sales      $  1,806,677     $  202,178      $ 2,008,855     $ 1,710,519     $ 1,268,738      $ 2,979,257
Cost of Sales     1,693,724        194,500        1,888,224       1,614,966       1,197,481        2,812,447
               ---------------  ------------    -------------   -------------   --------------   -------------
Gross Profit        112,953          7,678          120,631          95,553          71,257          166,810

SG&A Expenses        88,620          6,200           94,820          98,332          63,226          161,558
               ---------------  ------------    -------------   -------------   --------------   -------------
Operating
Income         $     24,333     $    1,478      $    25,811     $    (2,779)    $     8,031      $     5,252
               ===============  ============    =============   =============   ==============   =============

Net sales for the North American Business increased 5.6% from $1,710,519,000 for the six months ended June 30, 1996 to $1,806,677,000 for the six months ended June 30, 1997. The increase resulted from a 2.0% increase in net sales for the U.S. division and a 21.9% increase in Canada. The growth rate in the U.S. reflects improved year-over-year performance in the second quarter due to those factors summarized in the discussion of sales for the three months ended June 30, 1997 and 1996.

In the North American Business, hardware and accessories accounted for 77% of net sales and software accounted for 23% of net sales in the first six months of 1997, as compared to 75% and 25% for the same categories, respectively, in the first six months of 1996.

Gross profit for the North American Business increased 18.2% or $17,400,000 from $95,553,000 in 1996 to $112,953,000 in 1997. Gross profit as a percentage of sales, or gross margin, increased from 5.6% in 1996 to 6.3% in 1997. Gross profit in the prior year period includes a charge totaling $4,400,000 related to vendor reconciliation issues. Of the remaining $13,000,000 improvement in gross profit, $5,614,000 is due to the growth in sales volume, and $3,290,000 is due to favorable resolutions of vendor reconciliation issues realized in the second quarter, as a result of improved processes. The resolution of future vendor reconciliation issues may or may not favorably affect margins in subsequent periods. The remaining increase is attributable to the same factors summarized in the discussion of gross profit for the three months ended June 30, 1997 and 1996. Gross margins in the U.S. and Canada were 6.3% and 6.1%, respectively, for the first half of 1997, compared to 5.5% and 6.0%, respectively, for the first half of 1996. Excluding the effect of both the $4,400,000 of charges in 1996 and the $3,290,000 benefit in 1997 related to accounts payable and vendor reconciliation issues as noted above, the margin in the U.S. would have been 6.1% for the first half of 1997 compared to 5.8% for the same period of 1996. Despite the improved margin performance experienced in the first half of 1997, the Company expects that it will continue to face intense competitive pricing pressures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

Selling, general and administrative expenses for the North American Business decreased by 9.9% from $98,332,000 in the six months ended June 30, 1996 to $88,621,000 in the six months ended June 30, 1997. The higher level of expenses in the 1996 period was primarily attributable to expenses associated with carrying out the Company's 1996 Business Plan and strategies, such as severance costs, professional fees and other costs incurred to develop business plans and strategies and to improve certain business processes as well as increased expenses associated with its new computer operating system in 1996.

As a result of the above items, operating income for the North American Business improved by $27,111,000 from a loss of $2,779,000 for the first six months of 1996 to income of $24,332,000 for the first six months of 1997.

INTEREST EXPENSE; OTHER EXPENSE; AND INCOME TAX PROVISION

Interest expense for the Company, including Former Operations, decreased 19.1% from $9,595,000 in the quarter ended June 30, 1996 to $7,760,000 in the quarter ended June 30, 1997. For the six months ended June 30, 1996, interest expense decreased 15.9% from $19,472,000 in the 1996 period to $16,383,000 in the 1997 period. The decrease in interest expense is attributable to the amortization and paydown of the Company's debt by approximately $104,225,000 from the end of June of 1996 through the end of June, 1997, and is offset by an increase in interest rates under the Company's 11.5% Notes, Revolving Credit Agreement and Subordinated Notes. Approximately $72,500,000 of the paydown occurred in October of 1996 using proceeds from the sale of EML. Interest expense for the three and six months ended June 30, 1997 includes interest accruals related to the 12.5% Notes of $3,906,000 and $7,813,000, respectively, which the Company will not be obligated to pay if the Exchange is consummated. See Note 1--"Liquidity" for a discussion of the Company's proposed debt restructuring.

Other expenses for the Company, including Former Operations, decreased from $3,528,000 and $10,766,000 for the three and six months ended June 30, 1996, respectively, to $2,389,000 and $5,919,000 for the three and six months ended
June 30, 1997, respectively.   The decrease for the quarter was primarily due to
the recording of a gain on the sale of property held in North Carolina for $1,530,000. For the six month period, in addition to the effect of the gain on the sale of property, the decrease was also attributable to increased expenses in the first quarter of 1996 related to one time financing charges of approximately $3,125,000 paid to negotiate amendments of the Company's financing agreements.

The income tax provision increased from a benefit of $554,000 and $74,000 for the three and six months ended June 30, 1996, respectively, to an expense of $159,000 and $333,000 for the same periods of 1997. In 1996 the Company was able to realize some benefit related to available net operating loss carry back provisions. In the current year, the income tax rate reflects only the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions from prior year losses to offset federal income taxes related to 1997 income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

CONSOLIDATED INCOME (LOSS)

On a consolidated basis, net income for the Company, including Former Operations, increased from losses of $11,404,000 and $24,912,000 for the three and six months ended June 30, 1996, respectively, to income of $2,046,000 and $3,176,000 for the three and six months ended June 30, 1997, due to the factors described above. Net income per share increased from losses of $.83 and $.38 per share for the three and six months ended June 30, 1996 to income of $ .07 and $.11 per share for the same periods of 1997.

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

The Company plans to convert its U.S. operations to the SAP system no later than the first part of 1999. The design and implementation of these new systems are complex projects and involve certain risks. As a result, the U.S. system implementation will be delayed beyond 1997. Until such implementation, the Company will continue to modify its existing U.S. systems and may experience difficulty in processing transactions, which could adversely affect operating income and cash flows.

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

Net cash provided by operating activities during the six months ended June 30, 1997 was $12,635,000. The primary uses of cash were a decrease in accounts payable of $13,381,000, an increase in accounts receivable of $24,715,000, and an increase in prepaid and other assets of $9,050,000. Sources of cash included a decrease in inventory of $45,826,000 and net profit of $3,176,000 which included depreciation expense of $5,971,000. The decreased inventory and accounts payable from the fourth quarter of 1996 is primarily the result of the effect of seasonal fluctuations on inventory needs. The increase in accounts receivable relates to a very strong final week of sales in the quarter, particularly from its MOCA(TM) segment, which also was a factor in driving inventory down beyond the decrease in accounts payable. The increase in prepaid and other assets includes professional fees paid related to the debt restructuring of approximately $5,100,000.

Net cash provided by investing activities was $2,189,000 consisting of proceeds from the sale of land held in North Carolina totaling $5,020,000, offset by capital expenditures of $2,831,000. The expenditures were primarily for the maintenance and improvements of existing facilities. The Company presently anticipates that its capital expenditures for 1997 will be between $15,000,000 and $18,000,000, primarily consisting of costs of upgrading and modifying existing computer systems, warehouse systems and other Company facilities, and capital expenditures related to building the sales infrastructure. Net cash used in financing activities was $11,195,000 and was comprised primarily of scheduled payments under the Company's various debt facilities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

Funds are also generated through the sale of receivables by Merisel Capital Funding, Inc., a wholly owned subsidiary of the Company's Merisel Americas, Inc. operating subsidiary. Merisel Capital Funding's sole business is the
ongoing purchase of trade receivables from Merisel Americas.   Merisel Capital
Funding sells these receivables, in turn, under an agreement with a securitization company, whose purchases yield proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding is a separate corporate entity with separate creditors who, upon its liquidation, are entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in the subsidiary becoming available to the subsidiary's equity holder. As a result of losses the Company incurred in fiscal year 1996, Merisel Americas and Merisel Capital Funding were obliged to and did obtain amendments and waivers with respect to certain covenants under this facility, which expires in October 2000.

Effective December 15, 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for its operations. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 1997, the total amount outstanding under these facilities was $247,445,000. Fees incurred in connection with the sale of accounts receivable for the three months and six months ended June 30, 1997, were $3,776,000, and $7,350,000, respectively, compared to $3,931,000 and $8,526,000 incurred for the three months and six months ended June 30, 1996 and are recorded as other expense.

At June 30, 1997, two of the Company's subsidiaries, Merisel Americas and Merisel Europe, Inc. ("Merisel Europe"), had unsecured senior borrowings consisting of $54,398,000 principal amount of 11.5% notes issued by Merisel Americas and an $81,597,000 principal amount incurred under the Revolving Credit Agreement by Merisel Americas and Merisel Europe. Advances under the Revolving Credit Agreement bear interest at specific rates based upon market reference rates plus a specified percentage. The average interest rate for the Revolving Credit Agreement at June 30, 1997 was approximately 11.0%. On October 4, 1996, the Company amended the 11.5% Notes and the Revolving Credit Agreement in connection with the sale of EML and permanently reduced the outstanding borrowings on the 11.5% Notes and the Revolving Credit Agreement by $29,000,000 and $43,500,000, respectively. As a result of the sale of EML, Merisel Europe no longer is an operating entity.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

As amended, the agreement relating to the 11.5% notes and the Revolving Credit Agreement require that the Company make an aggregate of five consecutive principal payments of $1,500,000 each on the last calendar day of each month from February through June 1997 plus an additional principal repayment of $7,500,000 on January 2, 1998. The Company has made these payments as scheduled through the date of this report. The agreements also provide that certain tax refunds and asset sale proceeds received by the Company shall be used to permanently prepay the 11.5% Notes and Revolving Credit Agreement. The principal repayments will be shared ratably by the lenders under the Revolving Credit Agreement and the holders of the 11.5% Notes. Pursuant to the Extension, the maturities of the 11.5% Notes and borrowings under the Revolving Credit Agreement have been extended from January 31, 1998 to January 31, 1999. If the Company makes the June 30, 1997 interest payment on its $125,000,000 principal amount 12.5% Notes at any time before January 31, 1998, then the Company is required to make an aggregate principal repayment of an additional $40,000,000 on the 11.5% Notes and the Revolving Credit Agreement. Further, if the Company makes the December 31, 1997 interest payment on its 12.5% Notes at any time before January 31, 1998, the Company must make an additional aggregate principal payment of $30,000,000 on the 11.5% Notes and the Revolving Credit Agreement. As of the date of this report, the Company has not made the June 30, 1997 interest payment on the 12.5% Notes, and such payment has been waived by in excess of 75% of the holders of the 12.5% Notes. Should the Limited Waiver Agreement terminate without the consummation of the proposed debt restructuring, the Company believes it has sufficient cash resources to make both the outstanding interest payment on the 12.5% Notes, and the $40,000,000 aggregate principal payment that would then be due on the 11.5% Notes and under the Revolving Credit Agreement, however, should the Company be unable to refinance some portion of its remaining debt during the fourth quarter, the Company's ability to maintain adequate trade credit and inventory levels would be adversely affected, which would in turn have an adverse impact on the Company's operations.

The 11.5% Notes and the Revolving Credit Agreement contain various covenants, including those which prohibit the payment of cash dividends, require that a minimum amount of tangible net worth, and place limitations on the acquisition of assets. These agreements also require the Company or certain of its subsidiaries to maintain certain specified financial ratios. Such financial ratios include: minimum interest coverage; minimum adjusted tangible net worth; minimum earnings before interest, taxes, depreciation, amortization and securitization expense; maximum total debt equivalents to adjusted tangible net worth; minimum inventory turnover; minimum accounts payable; and minimum accounts payable to inventory. In connection with the sale of EML and as a result of the substantial losses incurred by the Company for the years ended December 31, 1996, and December 31, 1995, the Company was required to obtain and did obtain waivers of various covenants, including financial ratio covenants, contained in the 11.5% Notes and the Revolving Credit Agreement for the Company's third fiscal quarter of 1996, and amendments of such covenants for future periods. See Note 1--"Liquidity" for a discussion of the Company's proposed debt restructuring.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

At June 30, 1997, Merisel Americas had outstanding an aggregate of $13,200,000 of privately placed subordinated notes (the "Subordinated Notes"). The Subordinated Notes, as amended during 1996, provide for an interest rate increase of .50% to 11.78% per annum effective April 15, 1996, and are repayable in three remaining equal annual installments of $4,400,000 due in March of 1998, 1999 and 2000. The Company has made these payments as scheduled through the date of this report. Accrued interest on the Subordinated Notes is required to be paid quarterly. The Subordinated Notes contain certain restrictive covenants, including those that limit the Company's ability to incur debt, acquire the stock of or merge with other corporations, sell certain assets and prohibit the payment of dividends. The Subordinated Notes also incorporate the financial covenants contained in the Senior Notes and the Revolving Credit Agreement. In connection with the amendment of the Revolving Credit Agreement and the Senior Notes described above, the Company was required to obtain and did obtain an amendment of the Subordinated Note Purchase Agreement. See Note 1--"Liquidity" for a discussion of the Company's proposed debt restructuring.

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

The Company has purchased foreign exchange contracts whenever available to minimize foreign exchange transaction gains and losses. Such contracts were temporarily not available to the Company beginning in the latter part of 1996. The Company experienced net transaction losses of approximately $350,000 in the first quarter of 1997, prior to the renewed availability of foreign exchange contracts. The Company plans to continue to use foreign exchange contracts in the future, to the extent they are available and necessary.

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

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based distributors and aggregators such as Gates/Arrow, Inacom, Ingram Micro, MicroAge and Tech Data Corporation, as well as regional distributors and franchisors.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. On August 8, 1997 the Ninth Circuit reversed the dismissal and remanded the case to the trial court. The Company intends to defend itself vigorously against this claim.

In January 1997, the Company received notice that Tech Pacific had brought a claim in the Supreme Court of New South Wales, Sydney Registry Commercial Division, against Merisel; its subsidiary Merisel Asia, Inc. ("Merisel Asia"); Patrick T. Woods, former managing director of Merisel Australia and Michael D. Pickett, former CEO and Chairman of Merisel, in a proceeding captioned Tech Pacific Holdings Limited, v. Merisel, Inc., et. al. In March 1996, Tech Pacific purchased Merisel Australia, Merisel's Australian subsidiary, for a purchase price of $9,900,000 pursuant to the Share Purchase Agreement dated as of March 7, 1996 between Merisel Asia and Tech Pacific. The claim asserts various breaches of representations and warranties as well as misleading and deceptive conduct under relevant provisions of Australian law with respect to the financial position of Merisel Australia as represented by the disclosure documents. The plaintiffs seek to recover specified damages exceeding $8 million as well as unspecified damages plus costs and expenses associated with the claim; however, the Company is unable at this preliminary point in the proceedings to reasonably estimate the probable loss, if any, that would be incurred. The Company intends to defend itself vigorously against this claim.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

As of the date of this report, the Company has not made a semi-annual interest payment of $7,813,000 due on June 30, 1997 related to the 12.5% Notes, and such payment has been waived by in excess of 75% of the holders of the 12.5% Notes pursuant to the Limited Waiver Agreement.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)    Exhibits

     27     Financial Data Schedule.

     99.1 Letters dated August 8, 10, and 11, 1997 addressed to the Company from Stonington Partners, Inc.

     (b) The following Report on Form 8-K was filed during the quarter ended June 30, 1997.

            Current Report on Form 8-K, dated April 14, 1997 which reports the sale of the Company's wholly-owned subsidiary Merisel FAB, Inc. The report includes a Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1996 and Pro Forma Condensed Consolidated Statement of Earnings for the years ended December 31, 1996 and December 31, 1995.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 1997

                               Merisel, Inc.


                                   By: /s/  James E. Illson
                                       ----------------------------------
                                       James E. Illson
                                       Senior Vice President, Finance,
                                       Chief Financial Officer and Assistant
                                       Secretary