Form 10-Q
period 1997-09-30
MERISEL INC /DE/
filed 1997-11-12
CIK 724941

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                   ---------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.
                               -------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________  to ___________

                         Commission File Number 0-17156
                                                -------

                                 MERISEL, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)

Delaware                                    95-4172359
--------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

200 Continental Boulevard
El Segundo, CA                                                       90245-0984
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)


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

                          Yes  X    No
                              ---      ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   Number of Shares Outstanding
Class                              November 10, 1997
-----                              -----------------------------
Common Stock, $.01 par value       36,064,116 Shares

                                 MERISEL, INC.
                                 -------------

                                     INDEX
                                     -----

                                                                 Page Reference
                                                                 --------------
PART I     FINANCIAL INFORMATION

           Consolidated Balance Sheets as of
           September 30, 1997 and December 31, 1996                      1-2

           Consolidated Statements of Operations for the
           Three Months and Nine Months Ended September 30, 1997
           and 1996                                                        3

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1997 and 1996                   4

           Notes to Consolidated Financial Statements                   5-10

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations               11-21

PART II    OTHER INFORMATION                                              22

           SIGNATURES                                                     26

                         PART 1.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                     ASSETS

                                             September 30,   December 31,
                                                  1997            1996
                                             -------------   ------------
CURRENT ASSETS:
Cash and cash equivalents                       $ 66,325       $ 44,678
Accounts receivable (net of allowances
of $16,144 and $23,684 for 1997 and
 1996, respectively)                             210,798        168,295
Inventories                                      375,662        392,557
Prepaid expenses and other current assets         16,167         16,925
Income taxes receivable                                           2,183
Deferred income tax benefit                          477            482
                                                --------       --------
   Total current assets                          669,429        625,120

PROPERTY AND EQUIPMENT, NET                       53,969         61,430

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                   25,701         41,724

OTHER ASSETS                                       7,402          2,765
                                                --------       --------

TOTAL ASSETS                                    $756,501       $731,039
                                                ========       ========

         See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,    December 31,
                                                  1997            1996
                                             -------------    ------------
CURRENT LIABILITIES:
Accounts payable                                  416,275        $ 383,548
Accrued liabilities                                44,142           37,544
Income taxes payable                                1,488
Convertible Notes - current                       128,300
Long-term debt - current                            1,677            9,084
Subordinated debt - current                                          4,400
                                                ---------        ---------
    Total current liabilities                     591,882          434,576

Convertible Notes - long term                       8,800
Long-term debt                                    132,296          268,079
Subordinated debt                                                   13,200
Capitalized lease obligations                                          187
                                                ---------        ---------
TOTAL LIABILITIES                                 732,978          716,042

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
 authorized 1,000,000 shares; none
 issued or outstanding
Common stock, $.01 par value, authorized
  50,000,000 shares; 34,979,810 and
  30,078,495 shares outstanding for 1997
  and 1996, respectively                              350              301
Additional paid-in capital                        157,152          142,300
Accumulated deficit                              (127,065)        (121,164)
Cumulative translation adjustment                  (6,914)          (6,440)
                                                ---------        ---------
Total stockholders' equity                         23,523           14,997
                                                ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 756,501        $ 731,039
                                                =========        =========

         See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)



                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                            1997          1996           1997           1996
                                         ---------    -----------    -----------    -----------
NET SALES                                 $965,238     $1,393,532     $2,974,093     $4,372,789

COST OF SALES                              906,730      1,336,339      2,794,954      4,148,786
                                          --------     ----------     ----------     ----------

GROSS PROFIT                                58,508         57,193        179,139        224,003

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES                    48,697         84,082        143,518        245,640

IMPAIRMENT LOSS                                            40,000                        40,000
                                          --------     ----------     ----------     ----------

OPERATING INCOME (LOSS)                      9,811        (66,889)        35,621        (61,637)

LOSS ON SALE OF EUROPEAN, MEXICAN
 AND LATIN AMERICAN OPERATIONS                             33,455                        33,455

INTEREST EXPENSE                             7,029          9,613         23,412         29,085

OTHER EXPENSE                                4,329          5,726         10,248         16,492

DEBT RESTRUCTURING COSTS                     3,630                         3,630
                                          --------     ----------     ----------     ----------

LOSS BEFORE INCOME TAXES                    (5,177)      (115,683)        (1,669)      (140,669)

INCOME TAX PROVISION                           156          1,455            488          1,381
                                          --------     ----------     ----------     ----------

NET LOSS BEFORE
 EXTRAORDINARY ITEM                       $ (5,333)    $ (117,138)    $   (2,157)    $ (142,050)

EXTRAORDINARY LOSS ON
 EXTINGUISHMENT OF DEBT                      3,744                         3,744
                                          --------     ----------     ----------     ----------

NET LOSS                                  $ (9,077)    $ (117,138)    $   (5,901)    $ (142,050)
                                          ========     ==========     ==========     ==========

EARNINGS PER SHARE:
 LOSS BEFORE EXTRAORDINARY ITEM           $  (0.17)    $    (3.90)    $    (0.07)    $    (4.75)
 EXTRAORDINARY ITEM                          (0.12)                        (0.12)
                                          --------     ----------     ----------     ----------

NET LOSS PER SHARE                        $  (0.29)    $    (3.90)    $    (0.19)    $    (4.75)
                                          ========     ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                         30,895         30,038         30,351         29,924
                                          ========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                              1997                 1996
                                                                           ---------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $  (5,901)           $  (142,050)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                                               8,655                 15,584
   Provision for doubtful accounts                                            11,255                 15,451
   Deferred income taxes                                                                              1,086
   Impairment loss                                                                                   40,000
   Loss on sale of European, Mexican and Latin American businesses                                   33,455
Gain on sale of property                                                      (1,530)
Changes in assets and liabilities:
   Accounts receivable                                                       (60,262)               103,639
   Inventories                                                                16,894                205,450
   Prepaid expenses and other assets                                          (3,903)               (15,274)
   Income taxes receivable/payable                                             3,676                 30,913
   Accounts payable                                                           55,267               (242,084)
   Accrued liabilities                                                         6,085                 (3,064)
                                                                           ---------            -----------
Net cash provided by operating activities                                     30,236                 43,106
                                                                           ---------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                            (4,439)                (9,052)
Proceeds from the sale of property                                             5,020                  5,976
Earn out obligation - ComputerLand acquisition                                                      (13,409)
Cash proceeds from sale of Australian business                                                        8,515
Other investing activities                                                                            1,811
                                                                           ---------            -----------
Net cash provided by (used for) investing activities                             581                 (6,159)
                                                                           ---------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                    726,308              1,192,650
Repayments under revolving line of credit                                   (811,516)            (1,166,650)
Proceeds from Convertible Notes                                              137,100
Net repayments under other bank facilities                                    (1,176)               (15,170)
Repayment of senior notes                                                    (56,805)               (14,000)
Repayment of subordinated debt                                               (17,600)                (4,400)
Proceeds from issuance of Common Stock                                        14,900                    215
                                                                           ---------            -----------
Net cash used in financing activities                                         (8,789)                (7,355)
                                                                           ---------            -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (381)                (4,047)
                                                                           ---------            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     21,647                 25,545


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                44,678                  1,378
                                                                           ---------            -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  66,325            $    26,923
                                                                           =========            ===========

          See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. GENERAL

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its primary operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries (collectively, the "Operating Company"), the Company markets products and services throughout North America and is a valued partner to a broad range of computer resellers, including value-added resellers (VARs), retailers, and commercial/dealers. The Company also has established the Merisel Open Computing Alliance (MOCA(TM)), which primarily supports Sun Microsystems' UNIX-based product sales and installations.

The information for the three and nine months ended September 30, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

1997 Business Strategy--The Company has developed and is implementing a business strategy for 1997 (the "1997 Business Strategy") that focuses on profitable North American revenue growth. Under the 1997 Business Strategy, Merisel is concentrating on strengthening and building its sales infrastructure for the purpose of increasing revenues, improving gross margins, and controlling operating expenses. Other priorities include continuing efforts to achieve operational excellence and implementing a strategy focused on the United States and Canada.

Liquidity--In 1996, the Company incurred a net loss of $140,375,000 which includes impairment losses of $42,033,000 and a loss on the sale of the Company's European, Mexican and Latin American Business (such businesses are referred to herein as "EML") of $33,455,000. The impairment losses were associated with the intangible assets of the Company's wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB") which operated the Company's Franchise and Aggregation Business ("FAB"). As of March 28, 1997, the Company sold substantially all of the assets of Merisel FAB to SYNNEX Information Technologies, Inc. ("Synnex"). EML was sold as of September 27, 1996 to CHS Electronics, Inc. ("CHS") (See Note 5--"Dispositions"). In addition to the losses associated with the sale of EML and impairment losses, 1996 operations were impacted by significant charges related to customer disputes, vendor reconcilement and other issues, costs associated with the improvement of certain business processes, and the impact of liquidity constraints on the Company's ability to purchase inventory on favorable terms.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


Debt Restructuring--Although the Company was profitable in the fourth quarter of 1996, the Company did not believe that it could satisfy its debt obligations without a restructuring of its $125,000,000 principal amount of 12 1/2% Senior Notes due 2004 (the "12.5% Notes") and/or the approximately $150,000,000 of outstanding indebtedness of certain subsidiaries of the Company (the "Operating Company Debt"), which required principal repayments of $40,000,000 if the Company made the June 30, 1997 interest payment on the 12.5% Notes, and an additional $30,000,000 if the Company made its December 31, 1997 interest payment on the 12.5% Notes.

Accordingly, Merisel commenced negotiations with an ad hoc committee of holders of the 12.5% Notes and, effective April 14, 1997, entered into a Limited Waiver and Voting Agreement (the "Limited Waiver Agreement") with holders of more than 75% of the outstanding principal amount of the 12.5% Notes. Pursuant to the terms of the Limited Waiver Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchange (the "Exchange") their 12.5% Notes for common stock of the Company (the "Common Stock"), which would equal approximately 80% of the outstanding shares of Common Stock immediately after the Exchange. The Limited Waiver Agreement provided that, immediately after the consummation of the Exchange, the Company would issue warrants (the "Warrants") to purchase up to 17.5% of the shares of Common Stock outstanding immediately after the Exchange to the existing holders of Common Stock. The Warrants would be issued in two series and would have exercise prices of $1.34 and $1.74 per share, respectively. While the Limited Waiver Agreement was in effect, the Consenting Noteholders agreed to waive any default arising from the nonpayment of interest due in 1997 on the 12.5% Notes, but upon the occurrence of an Agreement Termination Event (as defined in the Limited Waiver Agreement), the interest would be due and payable immediately in accordance with the terms of the Indenture governing the 12.5% Notes. The conditions to the Exchange were not met and, on September 19, 1997, the Limited Waiver Agreement terminated in accordance with its terms and the Company paid the interest due with respect to the 12.5% Notes.

On September 19, 1997 the Company and Merisel Americas entered into a definitive Stock and Note Purchase Agreement with Phoenix Acquisition Company II, L.L.C. ("Phoenix"), a Delaware limited liability company whose sole member is Stonington Capital Appreciation 1994 Fund, L.P. Pursuant to the Stock and Note Purchase Agreement, on September 19, 1997 Phoenix acquired a Convertible Note for $137,100,000 (the "Convertible Note") and 4,901,316 shares of Common Stock (the "Initial Shares") for $14,900,000. The Convertible Note is an unsecured obligation of the Company and Merisel Americas with an initial principal payment of $123,900,000 due January 31, 1998 and additional principal payments of $4,400,000 due on each of March 10, 1998, 1999, and 2000 if the Convertible Note is not earlier converted to equity. The Convertible Note provides that, upon the satisfaction of certain conditions, including obtaining stockholder approval, the Convertible Note will automatically convert into 45,098,684 shares of Common Stock (the "Conversion Shares"). The Conversion Shares and Initial Shares would together represent 50,000,000 shares of Common Stock, or approximately 62.4% of the Common Stock outstanding immediately following the issuance of the Conversion Shares (based on the number of shares of Common Stock outstanding as of November 10, 1997).

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The Company used the proceeds from the issuance of the Initial Shares and the Convertible Note to repay all of the Operating Company Debt.

Recent Developments--On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. As of November 10, 1997, Phoenix owned 16.60% of the outstanding Common Stock.

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

3.  Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's third quarter is the 13-week period ending on the Saturday nearest to September 30. For simplicity of presentation, the Company has described the interim periods and year-end period as of September 30, and December 31, respectively.

4.  Extraordinary Item

On September 19, 1997, the Company received aggregate proceeds of $152,000,000 from the issuance of the Initial Shares and the Convertible Note. Pursuant to the terms of the Stock and Note Purchase Agreement with Phoenix, the Company used substantially all of such proceeds to repay the Operating Company Debt. In connection with these repayments, the Company recorded an extraordinary loss on the extinguishment of debt of $3,744,000. This amount consisted of a "make whole" premium of $960,000 required to be paid with respect to the Subordinated Notes of Merisel Americas, unamortized prepaid financing fees totaling approximately $2,546,000 and other costs totaling $238,000.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Because of the losses that the Company sustained in fiscal 1995 and 1996, the Company has utilized all of its NOL carryback capacity in prior years and accordingly, no income tax benefit has been recorded on the loss.

5.  Dispositions

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

                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                           Nine Months          Nine Months
                                              Ended                Ended
                                          September 30,        September 30,
                                              1996                 1997
                                          -------------        -------------
Net Sales                                    $2,536,878          $2,771,915
Gross Profit                                    122,813             171,461
Net Income (loss)                               (62,524)             (8,055)
                                             ==========          ==========
Net Income (loss) per share                  $    (2.09)         $    (0.27)
                                             ==========          ==========
Weighted Average Shares Outstanding              29,924              30,351

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

6.  Debt

On September 19, 1997, the Company and Merisel Americas issued to Phoenix the Convertible Note in an aggregate principal amount of $137,100,000. The Convertible Note is an unsecured obligation of the Company and Merisel Americas with an initial principal payment of $123,900,000 due January 31, 1998 and additional principal payments of $4,400,000 due on each of March 10, 1998, 1999 and 2000 if the Convertible Note is not earlier converted into Common Stock.
The Convertible Note provides that, upon the satisfaction of certain conditions, including obtaining stockholder approval, the Convertible Note will automatically convert into 45,098,684 shares of Common Stock. The Convertible Note bears interest at a rate of 11.5% per annum, which rate increases by an additional 1% per annum each month commencing at the end of November 1997, up to a maximum of 18% per annum. As permitted under the terms of the Convertible Note, the Company and Merisel Americas have elected to defer payment of interest on the Convertible Note. Upon the conversion of the Convertible Note into Common Stock, the deferred and unpaid interest due thereon will be forgiven.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

On September 19, 1997, the Company used substantially all of the $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note to repay indebtedness of its operating subsidiaries consisting of $80,697,000 principal amount outstanding under a revolving credit agreement, $53,798,000 principal amount of 11.5% Notes, and $13,200,000 principal amount of Subordinated Notes. In connection with the repayment of such indebtedness in full, the Company recorded an extraordinary loss on the extinguishment of debt of $3,744,000. This amount consisted of a "make whole" premium of $960,000 required to be paid with respect to the Subordinated Notes, unamortized prepaid financing fees totaling approximately $2,546,000 and other costs totaling $238,000.

At September 30, 1997, the Company had outstanding $125,000,000 principal amount
of the 12.5% Notes which mature on December 31, 2004.   Additionally, at
September 30, 1997, the Company had promissory notes outstanding with an aggregate balance of $8,974,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 to 60 monthly installments commencing February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. As of November 10, 1997, Phoenix owned 16.60% of the outstanding Common Stock.

See Note 1--"Debt Restructuring Liquidity" for a discussion of the Company's proposed debt restructuring.

7.  Earnings Per Share

Earnings per share is computed by dividing earnings by the weighted average number of shares of Common Stock outstanding during the related period, including Common Stock options when dilutive.

8. Supplemental Disclosure of Cash Flow Information

Cash paid (received) in the nine month periods ended September 30 for interest and income taxes was as follows:

                       1997        1996
                     ---------   ---------
                        (in thousands)
      Interest        $18,412    $ 36,208
      Income taxes    $(6,687)   $(30,370)

Effective March 28, 1997, the Company sold substantially all of the assets of Merisel FAB. The recorded sale price was $31,992,000, consisting of the assumption of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to a third party, in full consideration for the assets (See Note 5-"Dispositions").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

GENERAL
-------

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its primary operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries (collectively, the "Operating Company"), the Company markets products and services throughout North America and is a valued partner to a broad range of computer resellers, including value-added resellers (VARs), commercial resellers/dealers, and retailers. The Company also has established the Merisel Open Computing Alliance (MOCA(TM)), a division which primarily supports Sun Microsystems' UNIX-based product sales and installations.

The statement of operations for the current year and quarter, reflect charges and extraordinary losses associated with the Company's efforts to restructure its debt, which resulted in the issuance to Phoenix of the Convertible Note and the Initial Shares for aggregate proceeds of $152,000,000. These charges total $9,324,000 and consist of the following: $1,950,000 in accrued compensation related to the debt restructuring which is included as part of selling, general and administrative expenses; $3,630,000 in expenses that resulted from transaction costs relating to professional fees and other costs associated with the terminated Limited Waiver Agreement with the holders of the 12.5% Notes, which are considered non-operating expenses and are shown separately below operating income (loss); and an extraordinary loss on extinquishment of debt of $3,744,000 resulting from the repayment of the Operating Company Debt. See further discussion under the caption "Debt Restructuring" in Note 1 of the financial statements.

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

As a result of these asset dispositions, the Company's operations are now focused exclusively in North America. In the year ended December 31, 1996, the North American Business (as defined below) produced $3.4 billion in revenues, and the Former Operations (as defined below) produced $2.1 billion in revenue. As the North American Business represents the ongoing business of the Company, the following discussion and analysis will compare the components of operating income for the three months and nine months ended September 30, 1997 for the North American Business only. As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States and Canadian distribution businesses, and the term "Former Operations" refers to those operations disposed of by Merisel during 1996 and the first quarter of 1997, namely the Australian Business, EML, and Merisel FAB's franchise and aggregation businesses ("FAB").

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997 as Compared to the Three Months Ended
---------------------------------------------------------------------------
September 30, 1996.
---------------------

The quarter ended September 30, 1997 represents the second quarter in which the consolidated results of operations include only the Company's North American Business. The following table sets forth the unaudited results of operations for the North American Business and Former Operations for the three months ended September 30, 1996 and the results of operations for the three months ended September 30, 1997 for comparative purposes.

                                 Three Months Ended                                  Three Months Ended
                                 September 30, 1997                                  September 30, 1996
                             (In Thousands) (Unaudited)                          (In Thousands) (Unaudited)
                     -------------------------------------------    ---------------------------------------------------
                      North                                          North
                     American       Former          Consolidated    American            Former             Consolidated
                     Business     Operations             Total      Business           Operations              Total
                     --------     ----------        ------------    --------           ----------           -----------
Net Sales            $965,238     $                     $965,238    $826,359              $567,173            $1,393,532
Cost of Sales         906,730                            906,730     799,100               537,239             1,336,339
                     --------     ----------            --------    --------              ---------           ----------
Gross Profit           58,508                             58,508      27,259                29,934                57,193

SG&A Expenses          48,697                             48,697      51,881                32,201                84,082
Impairment Loss                                                                             40,000                40,000
                     --------     ----------            --------    --------              ---------           ----------
Operating
Income               $  9,811     $                     $  9,811    $(24,622)             $(42,267)           $  (66,889)
                     ========     ==========            ========    ========              =========           ==========

Net sales for the North American Business increased 16.8% from $826,359,000 in the quarter ended September 30, 1996 to $965,238,000 in the quarter ended
September 30, 1997.   The increase resulted from a 16.6% increase in net sales
for the U.S. and a 17.9% increase in Canada. The U.S. growth over the prior period was particularly strong in its VAR and Commercial/Dealer segments. Overall growth was offset to a small degree by a decrease in retail sales. The decline in retail sales reflects the Company's decision to substantially reduce its sales in the retail segment industry in early 1996, in part to address cash management objectives and constraints. The Company has recommitted significant resources to rebuilding its retail customer base in 1997, which is evidenced by an increase in retail sales from the second quarter of 1997 to the third quarter of 1997 of approximately 60%.

In the North American Business, hardware and accessories accounted for 78% of net sales and software accounted for 22% of net sales in the third quarter of 1997, as compared to 75% and 25% for the same categories, respectively, in the third quarter of 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)

Gross profit for the North American Business increased 114.6% or $31,249,000 from $27,259,000 in 1996 to $58,508,000 in 1997. Gross profit as a percentage of sales, or gross margin, increased from 3.3% in 1996 to 6.1% in 1997. Gross profit in the prior year reflects third quarter charges of $19,700,000 related to customer disputes, vendor reconciliations, and other issues. Excluding these factors, gross margins would have been approximately 5.68% for the North American business in the third quarter of 1996. In the current quarter, margins were favorably affected by the favorable resolution of customer dispute and vendor reconciliation issues totaling $3,955,000. On an adjusted basis, excluding these adjustments, gross margins would have been 5.65% for the third quarter of 1997. Gross margins in the United States and Canada, excluding the impact of these adjustments, were 5.5% and 6.2%, respectively, for the third quarter of 1997, compared to 5.6% and 5.9%, respectively, for the same period of 1996. On an ongoing basis, the Company is continuing the process of resolving outstanding vendor reconciliation and customer dispute issues, the resolution of which may or may not favorably affect margins in subsequent periods. Merisel has pursued a strategy to increase revenue, which includes growing its retail and commercial sales segments, which segments have generally lower gross margins than other business segments. The Company is addressing this by targeting specific areas for margin improvement including sales execution, product mix, pricing and customer mix. However, the Company continues to face intense competitive pricing pressures.

Selling, general and administrative expenses for the North American Business decreased by 6.1% from $51,881,000 in the third quarter of 1996 to $48,697,000 in the third quarter of 1997. Selling, general and administrative expenses as a percentage of sales decreased from 6.3% of sales in 1996 to 5.1% for the same period in 1997. Expenses for the third quarter of 1997 include accrued compensation charges of $1,950,000 that were incurred pursuant to employment contracts of certain executive officers of the Company and were related to the proposed restructuring of the Company's debt. Excluding these charges, selling, general and administrative expense as a percentage of sales would have been 4.8% of sales in the current quarter. The higher level of expenses in the 1996 period was primarily attributable to costs associated with carrying out the Company's 1996 business plan and strategies, such as severance costs, professional fees and other costs incurred to develop business plans and strategies and to improve certain business processes in 1996.

As a result of the above items, operating income for the North American Business improved by $34,433,000 from a loss of $24,622,000 for the third quarter of 1996 to income of $9,811,000 for the third quarter of 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                      (Continued)

Nine Months Ended September 30, 1997 as Compared to the Nine Months Ended
-------------------------------------------------------------------------
September 30, 1996.
---------------------

The following table sets forth the unaudited results of operations for the North American Business and Former Operations for the nine months ended September 30, 1997 and September 30, 1996.

                                  Nine Months Ended                              Nine Months Ended
                                 September 30, 1997                             September 30, 1996
                             (In Thousands) (Unaudited)                     (In Thousands) (Unaudited)
                   ------------------------------------------        ------------------------------------------
                    North                                             North
                   American         Former       Consolidated        American        Former        Consolidated
                   Business       Operations          Total          Business       Operations         Total
                   --------       ----------     ------------        --------       ----------      -----------
Net Sales          $2,771,915      $202,178      $2,974,093          $2,536,878     $1,835,911       $4,372,789
Cost of Sales       2,600,454       194,499       2,794,953           2,414,065      1,734,721        4,148,786
                   ----------      --------      ----------          ----------     ----------       ----------
Gross Profit          171,461         7,679         179,140             122,813        101,190          224,003


SG&A Expenses         137,318         6,200         143,518             150,213         95,427          245,640
Impairment Loss                                                                         40,000           40,000
                   ----------      --------      ----------          ----------     ----------       ----------

Operating
Income              $   34,143     $  1,479      $   35,622          $  (27,400)    $  (34,237)      $  (61,637)
                    ==========     ========      ==========          ==========     ==========       ==========

Net sales for the North American Business increased 9.3% from $2,536,878,000 for the nine months ended September 30, 1996 to $2,771,915,000 for the nine months ended September 30, 1997. The increase resulted from a 6.8% increase in net sales for the U.S. division and a 20.6% increase in Canada. The growth rate in the U.S. reflects steadily improving year-over-year performance in the second and third quarters due to those factors summarized in the discussion of sales for the three months ended September 30, 1997 and 1996.

In the North American Business, hardware and accessories accounted for 77% of net sales and software accounted for 23% of net sales in the first nine months of 1997, as compared to 75% and 25% for the same categories, respectively, in the first nine months of 1996.

Gross profit for the North American Business increased 39.6% or $48,648,000 from $122,813,000 in 1996 to $171,461,000 in 1997. Gross profit as a percentage of sales, or gross margin, increased from 4.8% in 1996 to 6.2% in 1997. Gross profit in the prior year period includes charges of $24,100,000 related to customer disputes, vendor reconciliations, and other issues. Excluding these factors, gross margins would have been approximately 5.8% for the North American business for the first nine months of 1996. In the 1997 period, margins were favorably affected by the resolution of customer disputes and vendor reconciliations totaling $7,245,000. On an adjusted basis, excluding these adjustments, gross margins would have been 5.9% for the nine months ended September 30, 1997. Gross margins in the United States and Canada, excluding the impact of these adjustments, were 5.9% and 6.1%, respectively, for the first nine months of 1997, compared to 5.8% and 5.9%, respectively, for the same period of 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                      (Continued)

On an ongoing basis, the Company is continuing the process of resolving outstanding vendor reconciliation and customer disputes, the resolution of which may or may not favorably affect margins in subsequent periods. Merisel has pursued a strategy to increase revenue, which includes growing its retail and commercial sales segments, which segments have generally lower gross margins than other business segments. The Company is addressing this by targeting specific areas for margin improvement including sales execution, product mix, pricing and customer mix. However, the Company continues to face intense competitive pricing pressures.

Selling, general and administrative expenses for the North American Business decreased by 8.6% from $150,213,000 in the nine months ended 1996 to $137,318,000 for the same period of 1997. Selling, general and administrative expenses as a percentage of sales decreased from 5.9% of sales in 1996 to 5.0% for the same period in 1997. Expenses for the 1997 period include accrued compensation charges of $1,950,000 that were incurred pursuant to employment contracts of certain executive officers, and were related to the proposed restructuring of the Company's debt. Excluding these charges, selling, general and administrative charges as a percentage of sales would have been 4.9% of sales in the 1997 period. The higher level of expenses in the 1996 period was primarily attributable to costs associated with carrying out the Company's 1996 business plan and strategies, such as severance costs, professional fees and other costs incurred to develop business plans and strategies and to improve certain business processes in 1996.

As a result of the above items, operating income for the North American Business improved by $61,543,000 from a loss of $27,400,000 for the first nine months of 1996 to income of $34,143,000 for the first nine months of 1997.


INTEREST EXPENSE; OTHER EXPENSE; AND INCOME TAX PROVISION

Interest expense for the Company, including Former Operations, decreased 26.9% from $9,613,000 in the quarter ended September 30, 1996 to $7,029,000 in the quarter ended September 30, 1997. For the nine months ended September 30, 1996, interest expense decreased 19.5% from $29,085,000 in the 1996 period to $23,412,000 in the 1997 period. The decrease in interest expense resulted from the amortization and paydown of the Company's debt by approximately $104,225,000 from the end of September 1996 through the end of September 1997, which was offset in part by an increase in interest rates under the Company's 11.5% Notes, Revolving Credit Agreement and Subordinated Notes. Approximately $72,500,000 of the paydown occurred in October 1996 using proceeds from the sale of EML. Interest expense related to the extinguished operating debt totaled $3,764,000 and $12,404,000 for the three and nine months ended September 30, 1997. (see "EXTRAORDINARY ITEM" below)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                      (Continued)

Other expenses for the Company, including Former Operations, decreased from $5,726,000 and $16,492,000 for the three and nine months ended September 30, 1996, respectively, to $4,329,000 and $10,248,000 for the three and nine months ended September 30, 1997, respectively. The decrease over the prior year relates primarily to a loss of $730,000 recorded in September 1996 in connection with the disposition of a portion of land held for sale, and to income of $220,000 recorded in the 1997 quarter related to the disposal of other assets held by the Company. For the nine month period, in addition to the effects of disposed land and other assets described above, the expenses for the 1997 period are lower in comparison to the prior year period primarily due to a $1,530,000 gain on the sale of land in the second quarter of 1997 and one time financing charges of approximately $3,125,000 paid to negotiate amendments to the Company's financing agreements in the first quarter of 1996.

During the quarter ended September 30, 1997, the Company recognized as expenses $3,630,000 of transaction costs relating to professional fees and other costs associated with the terminated Limited Waiver Agreement with the holders of the 12.5% Notes.

The income tax provision decreased from an expense of $1,455,000 and $1,381,000 for the three and nine months ended September 30, 1996, respectively, to an expense of $156,000 and $489,000 for the same periods in 1997. In the current year, the income tax rate reflects only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions from prior year losses to offset federal income taxes related to 1997 income. In the prior year, the Company recognized a tax provision expense that primarily represents the establishment of a valuation allowance against a previously recognized state deferred tax asset.

Upon the issuance of the Conversion Shares, the Company will undergo an ownership change for Federal income tax purposes and, accordingly, the Company will be limited in its ability to use its net operating loss carryovers ("NOLs") to offset future taxable income. Such limitation will generally be determined by multiplying the value of the Company's equity before the ownership change by the long-term tax-exempt rate (currently 5.27%). This is likely to limit significantly the Company's use of its NOLs in any one year.

EXTRAORDINARY ITEM

The Company used substantially all of the $152,000,000 in received aggregate proceeds from the issuance of the Initial Shares and the Convertible Note to repay the Operating Company Debt on September 19, 1997. In connection with these repayments, the Company recorded an extraordinary loss on the extinguishment of debt of $3,744,000. This amount consisted of a "make whole" premium of $960,000 required to be paid with respect to the Subordinated Notes of Merisel Americas, unamortized prepaid financing fees totaling approximately $2,546,000 and other costs totaling $238,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                      (Continued)

Because of the losses that the Company sustained in fiscal 1995 and 1996, the Company has utilized all of its NOL carryback capacity in prior years and, accordingly, no income tax benefit has been recorded on the loss.

CONSOLIDATED LOSS

On a consolidated basis, net income for the Company, including Former Operations, increased from losses of $117,137,000 and $142,050,000 for the three and nine months ended September 30, 1996, respectively, to losses of $9,077,000 and $5,902,000 for the three and nine months ended September 30, 1997, due to the factors described above. Net loss per share increased from losses of $3.90 and $4.75 per share for the three and nine months ended September 30, 1996, respectively, to losses of $.29 and $.19 per share for the same periods of 1997.


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

Merisel is in the process of converting its North American operations to the SAP client/server operating system. SAP is an enterprise-wide system which integrates all functional areas of the business including order entry, inventory
management and finance in a real-time environment.   The Company converted its
Canadian operations from a mainframe to the client/server operating system in August 1995. The new system is designed to provide greater transaction accuracy, flexibility, and custom pricing applications. The Company plans to convert its U.S. operations to the SAP system no later than the first part of 1999. The design and implementation of this new system is a complex project and involves certain risks. Until such implementation, the Company will continue to modify its existing U.S. systems and may experience difficulty in processing transactions, which could adversely affect operating income and cash flows. See "LIQUIDITY AND CAPITAL RESOURCES" below.

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

Additionally, in the U.S. and Canada, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business and holiday purchases. As a result of this pattern the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. Net sales in the Canadian operations are also historically strong in the first quarter of the fiscal year, which is primarily due to buying patterns of Canadian Government Agencies. See "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has financed its growth and cash needs primarily through borrowings, securitizations of its trade receivables, and public and private sales of its securities.

Net cash provided by operating activities during the nine months ended September 30, 1997 was $30,236,000. The primary use of cash was an increase in accounts receivable of $60,262,000. Sources of cash included a decrease in inventory of $16,894,000, an increase in accrued liabilities of $6,085,000, and an increase in accounts payable of $55,267,000. The increase in accounts receivable is primarily the result of increased sales of 16.8% in the current quarter, decreased utilization of the accounts receivable securitization facility towards the end of September due to a decreased need for cash, and a decreased utilization of early payment incentives offered to customers. The decreased inventory from the fourth quarter of 1996 is primarily the result of seasonal fluctuations on inventory needs. The increase in accounts payable primarily reflects improvement in payment terms with vendors and increased credit limits.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                      (Continued)


Net cash provided by investing activities was $581,000 consisting of proceeds from the sale of land held in North Carolina totaling $5,020,000, which was offset by capital expenditures of $4,439,000. The expenditures were primarily for the maintenance and improvement of existing facilities. The Company presently anticipates that its capital expenditures will be between $9,000,000 and $12,000,000 for 1997 and between $20,000,000 and $30,000,000 for 1998, primarily consisting of costs of implementing the SAP operating system, expenditures for upgrading warehouse systems and other Company facilities, and expenditures related to building the sales infrastructure. However, aggregate costs could exceed these estimates, depending on the timing and scope of the SAP implementation. Capital expenditures will also be made for initiatives to develop the Company's channel assembly capabilities and in the area of electronic services including expanded EDI capabilities, internet applications and automated order processing. The Company believes that implementation of the SAP operating system will address its major "year 2000 issues", which arise in cases where the Company's systems use two digit data fields that recognize dates using the assumption that the first two digits are "19" (i.e., the number 97 is recognized as the year 1997). The Company is currently engaged in a review of its ancillary computer systems and applications, including packaged software used by the Company, and expects to make any modifications required to resolve year 2000 issues in a timely manner. The Company does not expect that such review and modifications will require significant additional capital expenditures, however, if the Company is unable to successfully implement the SAP operating system sufficiently in advance of the year 2000, additional expenditures could be required and such expenditures could be substantial.

Net cash used in financing was $8,789,000 and consists of aggregate proceeds of $152,000,000 from the sale of the Initial Shares and the Convertible Note, offset by amortization payments and the repayment in full in September 1997 of the Operating Company Debt, which payments aggregated $159,613,000, and scheduled payments of $1,176,000 with respect to other indebtedness of the Company.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                      (Continued)

Effective December 15, 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for its operations. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to 150,000,000 Canadian dollars. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 1997, the total amount outstanding under these facilities was $240,016,000. Fees incurred in connection with the sale of accounts receivable for the three months and nine months ended September 30, 1997 were $4,066,000, and $11,416,000, respectively, compared to $3,746,000 and $12,273,000 incurred for the three months and nine months ended September 30, 1996 and are recorded as other expense.

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

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based distributors and aggregators such as Gates/Arrow, Inacom, Ingram Micro, MicroAge and Tech Data Corporation, as well as regional distributors and franchisers.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. On August 8, 1997 the Court of Appeals for the Ninth Circuit (the "Court of Appeals") reversed the dismissal and remanded the case to the trial court. On August 22, 1997, the Company filed a petition for rehearing and suggestion of rehearing en banc (the "Petition") with the Court of Appeals. On September 27, 1997, the Plaintiffs-Appellants filed a response to the Petition and at the date of this report, the Court of Appeals is still considering the Petition. The Company intends to defend itself vigorously against this claim.

In January 1997, the Company received notice that Tech Pacific had brought a claim in the Supreme Court of New South Wales, Sydney Registry Commercial Division, against Merisel; its subsidiary Merisel Asia, Inc. ("Merisel Asia"); Patrick T. Woods, former managing director of Merisel Australia and Michael D. Pickett, former CEO and Chairman of Merisel, in a proceeding captioned Tech Pacific Holdings Limited, v. Merisel, Inc., et. al. In March 1996, Tech Pacific purchased Merisel Pty, Ltd ("Merisel Australia"), Merisel's Australian subsidiary, for a purchase price of $9,900,000 pursuant to the Share Purchase Agreement dated as of March 7, 1996 between Merisel Asia and Tech Pacific. The claim asserts various breaches of representations and warranties as well as misleading and deceptive conduct under relevant provisions of Australian law with respect to the financial position of Merisel Australia as represented by oral and written disclosures. The plaintiffs seek to recover specified damages exceeding $8 million as well as unspecified damages plus costs and expenses associated with the claim; however, the Company is unable at this preliminary point in the proceedings to reasonably estimate the probable loss, if any, that would be incurred. The Company intends to defend itself vigorously against this claim.

Prior to the termination of the Limited Waiver Agreement on September 19, 1997, certain disagreements arose between the Company and certain holders of the Company's 12.5% Notes ("Noteholders) over the interpretation of the Company's obligations under the Limited Waiver Agreement, including that the Limited Waiver Agreement did not require either the Board of Directors of the Company (the "Board") or the Company to recommend to its stockholders proposals relating to the proposed debt restructuring in which the Noteholders would have exchanged their 12.5% Notes for Common Stock (the "Noteholder Restructuring") and that the Company was not obligated to seek confirmation of a "prepackaged plan" of reorganization by means of the "cramdown" provisions of the Bankruptcy Code. On September 4, 1997, the Company filed suit in Delaware Chancery Court (the "Delaware Action") seeking a declaratory judgment with respect to these issues. The Company believes its claims are meritorious and intends to vigorously prosecute its claim in the Delaware Action. There can be no assurance, however, that the Company will ultimately be successful with respect to its claims.

On September 11, 1997, certain Noteholders filed an answer to the Company's complaint in the Delaware Action as well as a counterclaim against the Company asserting claims for breach of the Limited Waiver Agreement, unjust enrichment and a declaratory judgment (the "Noteholder Suit"). The Noteholder Suit also asserts a claim for unjust enrichment against Dwight A. Steffensen, the Company's Chief Executive Officer. The Noteholder Suit seeks damages in excess of $100 million from the Company. The Company's alleged breaches include, among other things, that the Board changed its recommendation with respect to proposals relating to the Noteholder Restructuring. The Company and Mr. Steffensen filed a motion for judgment on the pleadings on October 7, 1997 seeking to have the Noteholder Suit dismissed. The Company and Mr. Steffensen believe that they have strong defenses to each of the claims asserted and intend to defend themselves vigorously.


In addition, on September 19, 1997, the Company received notice from representatives of the lenders under the agreements relating to the Operating Company Debt that, in connection with the Company's repayment of such indebtedness, such lenders believe that they are owed approximately $2.7 million in fees. On October 31, 1997 the Company received a further letter demanding payment of such fees. The Company does not believe any such fees are owed and has so notified the lenders.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

       Information on the issuance of 4,901,316 shares of Common Stock to Phoenix on September 19, 1997 pursuant to the Stock and Note Purchase Agreement and the issuance of an additional 1,084,305 shares of Common Stock pursuant to Phoenix's conversion of part of its Convertible Note on October 10, 1997 is contained in Note 1 to Consolidated Financial Statements in Part I of this Form 10-Q and is incorporated herein by reference. These issuances of Common Stock to Phoenix were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transactions constituted a private placement of Common Stock to Phoenix and did not involve a public offering.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits

          10.1    First Amendment to Employment Agreement dated as of July 26,
                  1997 between the Company, Merisel Americas, Inc. and James E.
                  Illson.

          10.2 Change of Control Agreement dated as of July 26, 1997 between the Company, Merisel Americas, Inc. and Timothy N. Jenson.

          10.3    First Amendment to Employment Agreement dated as of July 26,
                  1997 between the Company, Merisel Americas, Inc. and Robert J.
                  McInerney.

          10.4 Change of Control Agreement dated as of June 23, 1997 between the Company, Merisel Americas, Inc. and Karen A. Tallman.

          10.5 Stock and Note Purchase Agreement, dated September 19, 1997, among Phoenix Acquisition Company II, L.L.C, Merisel, Inc. and
                  Merisel Americas, Inc., incorporated by reference to exhibit
                  99.2 to the Company's Current Report on Form 8-K dated
                  September 19, 1997.*

          10.6    Convertible Promissory Note dated September 19, 1997 of
                  Merisel, Inc. and Merisel Americas, Inc., incorporated by reference to exhibit 99.3 to the Company's Current Report on Form 8-K dated September 19, 1997.*

          10.7 Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix
                  Acquisition Company II, L.L.C., incorporated by reference to exhibit 99.4 to the Company's Current Report on Form 8-K dated
                  September 19, 1997.*

          27      Financial Data Schedule

     (b) The following Reports on Form 8-K were filed during the quarter ended September 30, 1997.

          Current Report on Form 8-K, dated July 15, 1997, which reports the Company's receipt from Stonington Partners, Inc. of a proposal to make an equity investment in the Company.

          Current Report on Form 8-K, dated July 16, 1997, which reports that the Company issued a press release announcing the response of representatives of the Company's 12.5% Senior Noteholders to the proposed equity investment in the Company by Stonington Partners, Inc.

          Current Report on Form 8-K, dated August 4, 1997, which reports that the Company issued a press release announcing its results of operations for the second quarter of 1997.

          Current Report on Form 8-K, dated August 26, 1997, which reports that the Company issued a press release relating to its proposed debt restructuring and related special meeting of stockholders.



--------------
*Incorporated by reference

          Current Report on Form 8-K, dated August 29, 1997, which reports that the Company issued a press release relating to its proposed debt restructuring and the proposed equity investment by Stonington Partners, Inc.

          Current Report on Form 8-K filed on September 11, 1997, which reports that the Company issued a press release announcing that certain holders of the Company's 12.5% Senior Notes had filed suit against the Company.

          Current Report on Form 8-K filed on September 17, 1997, which reports that the Company issued a press release announcing that the Company had postponed its special meeting of stockholders.

          Current Report on Form 8-K, dated September 19, 1997, which reports that the Company had entered into a Stock and Note Purchase Agreement and a Registration Rights Agreement with a subsidiary of Stonington Partners, Inc. pursuant to which such subsidiary had loaned $137.1 million to the Company in the form of a convertible note and made an equity investment of $14.9 million in the Company.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 1997

                                          Merisel, Inc.


                                             By: /s/  James E. Illson
                                                 ------------------------------
                                                 James E. Illson
                                                 Senior Vice President, Finance,
                                                 Chief Financial Officer and
                                                 Assistant Secretary