Form 10-K
period 1997-12-31
MERISEL INC /DE/
filed 1998-03-31
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 30,1998, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market System was $89,536,602 (29,845,534 shares at a closing price of $3.00).

     As of March 30, 1998, the Registrant had 80,212,918 shares of Common Stock outstanding.
                       Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its 1998 annual meeting of stockholders are incorporated by reference into Part III.


                                TABLE OF CONTENTS




                                                                                                          PAGE
                                     PART I

Item  1. Business.....................................................................................     1
Item  2. Properties...................................................................................     8
Item  3. Legal Proceedings............................................................................     8
Item  4. Submission of Matters to a Vote of Security Holders..........................................    10

                                     PART II

Item  5. Market for the Registrant's Common Equity and Related Stockholder Matters....................    11
Item  6. Selected Financial Data......................................................................    12
Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations........    13
Item  8. Financial Statements and Supplementary Data..................................................    24
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    45

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...........................................    46
Item 11. Executive Compensation.......................................................................    46
Item 12. Security Ownership of Certain Beneficial Owners and Management...............................    46
Item 13. Certain Relationships and Related Transactions...............................................    46

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................    46


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION



         Certain statements contained in this Annual Report on Form 10-K, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Merisel, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of (i) economic conditions generally, (ii) industry growth, (iii) competition, (iv) liability and other claims asserted against the Company, (v) the loss of significant customers or vendors, (vi) operating margins, (vii) business disruptions, (viii) the ability to attract and retain qualified personnel, and (ix) other risks detailed in this report. These factors are discussed in more detail elsewhere in this report, including, without limitation, under the captions "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                                     PART I

Item 1. Business.

Overview

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas"), and its subsidiaries the Company markets products and services throughout North America and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers/dealers, and retailers. The Company also operates the Merisel Open Computing Alliance (MOCA(TM)), which primarily supports Sun
Microsystems' UNIX(R)-based product sales and installations. The Company was incorporated in 1980 as Softsel, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc.

At December 31, 1997, Merisel stocked more than 25,000 products from more than 500 of the computer hardware and software industry's leading manufacturers, including American Power Conversion, Apple, Compaq, Corel, Creative Labs, Digital Equipment Corporation, Epson America, Hewlett-Packard, IBM/Lotus, Intel, Iomega, Kingston Technology, Lexmark, Microsoft, NEC Technologies, Novell, Okidata, Seagate, Sony, Sun Microsystems, Symantec, 3Com/U.S. Robotics, Toshiba, ViewSonic and Western Digital. Merisel sells products to more than 45,000 computer resellers throughout North America, including VARs, large retail chains, commercial resellers/dealers, computer superstores, mass merchants, Sun Microsystems resellers, system integrators and original equipment manufacturers ("OEMs"). The breadth of Merisel's product line, together with its extensive distribution network, enables the Company to provide its customers with a single supply source and prompt product delivery.

During 1996, Merisel determined to sell substantially all of its assets and operations outside of North America and pursued a business plan that was developed to address liquidity and capital structure issues by controlling costs and curtailing non-essential capital expenditures as well as disposing of assets. In March 1996, effective as of January 1, 1996, Merisel sold its Australian operations to Tech Pacific Holdings Ltd. ("Tech Pacific"). On October 4, 1996, Merisel completed the sale of substantially all of its European, Mexican and Latin American businesses (such businesses are referred to herein as "EML") to CHS Electronics, Inc. ("CHS"). In addition, as of March 28, 1997, Merisel completed the sale of substantially all of the assets of its wholly owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), which operated the ComputerLand Franchise and Datago Aggregation Business, to SYNNEX Information Technologies, Inc. ("Synnex"). On April 12, 1997, the Company sold its minority interest in a corporation engaged in the distribution of computer hardware and software products in the former Soviet Union. As a result of the foregoing transactions, the Company's operations are now focused exclusively on distribution in North America. The Company's sales were $3.85 billion for 1997, excluding revenues from operations sold in the first quarter of 1997. Of these sales, 80% were generated in the United States and 20% were generated in Canada. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In 1997, the Company pursued a business strategy (the "1997 Business Strategy") focused on profitable North American revenue growth and improving its capital structure. Under the 1997 Business Strategy, Merisel concentrated on strengthening and building its sales infrastructure and controlling operating expenses. Other priorities in 1997 included continuing efforts to achieve operational excellence, addressing financial controls and policies by emphasizing margin improvements and tight expense control, and implementing a strategy focused on the United States and Canada. The Company's 1998 business strategy calls for improving margins and profitably growing the business, and incorporates a North American focus along with the following key initiatives: implementing the SAP operating system in the U.S.; enhancing configuration/channel assembly capabilities; and expanding electronic commerce services.

Also during 1997, the Company pursued and completed a debt restructuring plan that resulted in the repayment of substantially all of its operating company indebtedness with the proceeds of a $152 million equity investment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Industry

The computer products distribution industry is growing rapidly throughout North America, with the rise in demand for computer products and the increased use of wholesale distribution by manufacturers for sales support of their products. There are two types of businesses that assist manufacturers in getting their products to market: those that sell directly to end users ("resellers") and those that sell to resellers ("wholesale distributors").

Resellers sell directly to end users, such as large corporate accounts, small- to medium-sized businesses and home users. Resellers fall into the following channel segments: VAR, commercial reseller or dealer, and retailer. VARs, which comprise one of the largest channel segments, typically add value by combining proprietary software and/or services with off-the-shelf hardware or software. OEMs and systems integrators fall under the VAR channel segment.

Wholesale distributors sell to resellers. Distributors generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers. With product proliferation and increasingly complex technologies, resellers are becoming more dependent on wholesale distributors to provide value-added services, which simplify and/or increase profit potential for reseller businesses. As a result, wholesale distributors are increasingly expanding their core competencies beyond product distribution to include offerings such as configuration, channel assembly, financial services, training, marketing services, telemarketing, electronic services and technical support.

Business Strategy

Merisel offers leading products and services to resellers at competitive prices. The Company provides cost-effective customer service to targeted customer groups through its inside and field sales forces and specialized marketing programs. In 1997, the Company continued to actively pursue sales via "electronic commerce," which encompasses the Internet and other electronic interfaces to market products, establish accounts and take orders at typically lower operating costs than traditional sales methods.

Providing Leading Products and Services. The Company's objective is to offer a broad range of leading brands in each of the product categories it carries. By stocking a broad mix of products, the Company meets the needs of resellers who prefer to deal with a single source for many of their product requirements. The Company continually evaluates new products, the demand for current products, and its overall product mix and seeks to develop distribution relationships with suppliers of products that enhance the Company's product offerings. The Company believes that the size of its reseller customer base, combined with the breadth and quality of its marketing support programs, give Merisel a competitive advantage over smaller, regional distributors in developing and maintaining supplier relationships.

Customer Service and Satisfaction. Merisel believes that a high level of customer satisfaction is important to achieve and maintain success in the very competitive computer products distribution industry. The Company measures customer satisfaction by such standards as accuracy and efficiency in product delivery and the provision of comprehensive services and information. Merisel strives on an ongoing basis to improve its operational processes in order to achieve increasingly high levels of customer satisfaction.

Resellers can place their orders via SELline, Merisel's remote order-entry and information service, accessible via the Internet from Merisel's corporate Web site. For larger customers, the Company has also installed electronic data interchange ("EDI") systems, which allow participating customers to directly access Merisel's computer system for order processing and account information.

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

Products

Merisel distributes more than 25,000 hardware and software products for MS-DOS, Windows, NT, OS/2, Macintosh and Sun Microsystems/UNIX(R) operating environments. Hardware products include computer components such as servers, printers, monitors, disk drives and other storage devices, modems and other connectivity devices, routers, switching products, communication/networking (local and wide area) products, plug-in boards, and accessories. The Company's software mix includes business application software for spreadsheets, word processing programs, desktop publishing and graphics packages, educational software and games, as well as a broad offering of operating systems, including local area networks, advanced language, and utility products.

In fiscal 1997, net sales of hardware and accessories for the Company's ongoing U.S. and Canadian distribution businesses accounted for approximately 77% of sales, while software product sales accounted for the remaining 23% of sales.

Manufacturers and Manufacturer Services

Merisel has established and developed long-term business relationships with many of the leading manufacturers in the computer industry. The Company's suppliers include American Power Conversion, Apple, Compaq, Corel, Creative Labs, Digital Equipment Corporation, Epson America, Hewlett-Packard, IBM/Lotus, Intel, Iomega, Kingston Technology, Lexmark, Microsoft, NEC Technologies, Novell, Okidata, Sony, Sun Microsystems, Symantec, 3Com/U.S. Robotics, Toshiba, ViewSonic and Western Digital. Merisel is one of only three distributors in the United States authorized to sell Sun Microsystems products.

Merisel enters into written distribution agreements with the manufacturers of the products it distributes. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and often contain territorial restrictions that limit the countries in which Merisel is permitted to distribute the products. The agreements generally provide Merisel with stock balancing and price protection provisions which partially reduce Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. The Company's agreements, which generally have a term of at least one year, may contain minimum purchase amounts and generally contain provisions permitting earlier termination by either party upon written notice.

Although Merisel regularly stocks products and accessories supplied by more than 500 manufacturers, 69% of net sales for the North American Business in 1997 (as compared to 60% in 1996 and 55% in 1995) was derived from products supplied by Merisel's 10 largest vendors, with the sale of products manufactured by Microsoft, Hewlett-Packard, Sun Microsystems and Compaq accounting for approximately 15%, 12%, 12%, and 10%, respectively, of net sales in 1997 (as compared to 14%, 9%, 10% and 10%, respectively, in 1996, and 18%, 6%, 7% and 8%, respectively, in 1995). Because reseller customers often prefer to deal with a single source for many of their product needs, the loss of the ability to distribute a particularly popular product could result in losses of sales unrelated to the product. The loss of a direct relationship between the Company and any of its key suppliers could have an adverse impact on the Company's business and financial results.

Merisel provides its manufacturers with access to one of the largest bases of computer resellers in North America, as well as the means to reduce inventory, credit, marketing, and overhead costs typically associated with maintaining direct reseller relationships. Through its product marketing group, the Company develops and implements promotional programs for specific manufacturers to increase customer purchasing depth and breadth. Promotional programs include bundle offers, growth goal incentives, and reseller training events as well as channel communication vehicles such as target direct mail, fax and advertising.

In addition, the Company provides manufacturers with the opportunity to participate in Merisel's Softeach computer products training forum. Each year, more than 4,000 resellers and dozens of leading manufacturers gather for two days of intensive, small group seminars in cities across the country. Manufacturers can take advantage of this forum to train resellers on how to market their products and increase sales.

Customers and Customer Services

In 1997, Merisel sold products and services to more than 45,000 computer resellers throughout North America. Merisel's smaller customers often do not have the resources to establish a large number of direct purchasing relationships  or stock  significant  product  inventories,  nor can  they  meet manufacturers' minimum purchase requirements or obtain acceptable credit. Consequently, they tend to purchase a high percentage of their products from distributors such as Merisel, which can meet their inventory needs quickly and efficiently. Larger resellers often establish direct relationships with manufacturers for their more popular products but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. No single customer accounted for more than 4% of Merisel's net sales in 1997, 1996 or 1995.

Single Source Provider. Merisel offers computer resellers a single source for more than 25,000 competitively priced hardware and software products. By purchasing from Merisel, the reseller only needs to comply with a single set of ordering, billing and product return procedures and may also benefit from attractive volume pricing and third-party financing programs. In addition, resellers are generally allowed, within specified time limits and/or specified volume limits, to return products for credit to be applied against future purchases from Merisel.

Prompt Delivery. In the United States and Canada, orders received by 5:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. Merisel maintains sufficient inventory levels in the United States to fill consistently in excess of 95% of all units ordered on the day of receipt. As part of a continuing effort to improve accuracy, Merisel's Information and Logistical Efficiency System ("MILES") was first installed in the Company's Atlanta warehouse in early 1994. By 1996, installation of this custom computerized warehouse management system was completed in all nine of Merisel's North American warehouses. The successful implementation of MILES has resulted in significant improvements in inventory and shipping accuracy rates. The Company believes that its shipping accuracy rates are currently the highest in the industry at 99.993%.

Merisel typically delivers products from its regional warehouses via Federal Express, United Parcel Service, and other common carriers. Most customers in the United States receive orders within one or two working days of shipment. Merisel also provides customer-paid overnight air handling upon request. These services allow resellers to minimize inventory investment and serve their customers responsively. For larger customers in the United States, Merisel also provides a fulfillment service to ship orders directly to resellers' customers which speeds delivery and further minimizes reseller inventories.

Financing Programs. Merisel's credit policy for qualified resellers eliminates the need for them to establish multiple credit relationships with a large number of manufacturers. In addition, the Company arranges floor plan and lease financing through a number of credit institutions and allows credit card purchases by qualified customers. To allow certain resellers to purchase larger orders in the United States, the Company can arrange alternative financing such as escrow programs and special bid financing.

Information Services. Merisel provides its reseller customers with a series of publications containing detailed information on products, pricing, promotions and developments in the industry. Merisel also publishes the Merisel Product Catalog, which lists Merisel's current product offerings. Merisel's corporate Web site offers technical product information on thousands of products and links to more than 400 of the industry's leading manufacturers. Resellers can obtain current information on programs and services, daily product promotions, strategic Merisel announcements and the Merisel Open Computing Alliance. Customers can communicate with Merisel Customer Service via e-mail, download return authorization and system return forms, and track product shipments with links to Federal Express and UPS. Merisel's Web site also offers secure, 24-hour access to SELline, Merisel's remote order-entry and information service, so resellers can place their product orders through the Company's Web site at www.merisel.com. SELline provides resellers with real-time access to pricing, credit information, technical descriptions, product availability and promotional information.

Training and Technical Support. Through Merisel's Educational Services offering, resellers and their customers can choose from a broad selection of training solutions on UNIX(R), networking systems, the Internet, intranet, data communications and mainstream software applications. Merisel also provides training and product information to resellers through Softeach, a series of manufacturer-hosted computer products training forums. Each year, more than 4,000 resellers and dozens of leading manufacturers gather for two days of intensive, small group seminars in cities across the country. In addition, Merisel's Tech Trax Technology Training Seminars are designed to provide Merisel resellers with technology-focused training on how to sell and support profitable, high-end solutions.

Merisel provides resellers with direct access to the Company's technical support engineers through a dedicated hot line. Resellers can take advantage of specialized technical support for virtually all product lines sold by Merisel. In addition, Merisel's engineers provide regular product training for Merisel's sales representatives to help them increase their product knowledge and their ability to answer resellers' questions.

Sales and Marketing

During 1997, the Company's sales organization for its core distribution business in the United States was organized into four sales divisions to serve the VAR, retail, commercial reseller/dealer and Sun Microsystems reseller market segments. The VAR division offers specialized services and technical products to value-added resellers, system integrators and OEMs who offer service, support and consulting to clients in addition to selling computer products. The Company's MOCA(TM) division is dedicated primarily to selling and supporting Sun Microsystems and Sun-complementary UNIX-based products through its own sales, marketing, operations, and technical support departments. The retail division primarily services mass merchants and computer chain stores, while the commercial reseller/dealer division offers direct fulfillment services, EDI transaction support and dedicated field and inside support to large-volume national accounts.

The Company's sales department for its distribution business in Canada is also structured to reflect the various customer segments. In February 1997, the Company launched its MOCA(TM) division in Canada.

The Company's sales force is composed of field sales representatives who manage relations with the larger accounts and inside sales representatives who solicit and receive product orders and answer customer inquiries. When a customer calls Merisel, screen synchronization technology automatically causes a sales profile to appear on the sales representative's computer screen. Customer orders generally are placed via a toll-free telephone call to Merisel's inside sales representatives and, in the United States, are entered on Merisel's SalesNet for Windows order-entry system, a proprietary local area network created by Merisel to speed the process of taking and processing orders. Using the SalesNet for Windows database, sales representatives can immediately enter customer orders, obtain descriptive information regarding products, check inventory status, determine customer credit availability and obtain special pricing and promotion information.

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

The Company is continuing to expand its participation in "electronic commerce", which represents growing sales opportunities in the computer products distribution industry. Electronic commerce is the overall term applied to the development and maintenance of business-to-business relationships via such electronic services as EDI, on-line systems, electronic mail, and Web sites. Electronic commerce can simplify account set-up, ordering, shipping, and support and thereby facilitate sales while it decreases both selling and purchasing costs. Electronic commerce is becoming an increasingly significant factor as the computer products distribution industry evolves.

Merisel utilizes EDI systems to allow large-volume customers to communicate with the Company's computer system directly for order processing and account data. In addition, Merisel began to actively promote its electronic commerce offering with the introduction of SELline in 1994. This system was the industry's first graphical user interface ("GUI") application to allow customers to access specific, customized information directly from various databases owned and maintained by the Company. This information includes access to real-time pricing, credit, product descriptions and availability information. SELline usage increased with the 1996 introduction of the Company's World Wide Web site, which allows customers Internet access to key technical information and hyperlink access to more than 400 manufacturer Internet sites from one location. In November 1996, the Web site enabled Merisel to introduce the distribution industry's first national Web-based order-entry system that features a SELline interface for 24-hour, secure order processing. Since its introduction in 1994, SELline has had more than 36,000 customer enrollees in the U.S. and Canada.

Configuration and Channel Assembly

Configuration involves the assembly of computer products from multiple vendors into a single unit or system, which conforms to the specific needs of an individual end user. While at one time configuration was a very minor aspect of a wholesale distributor's business, it has become a major initiative as manufacturers outsource this segment of production to wholesale distributors. Channel assembly involves the distributor at an earlier phase of the assembly process, is conducted on a vendor-specific basis and entails high-volume, standardized production.

Through 1996, Merisel outsourced its configuration business to two third-party providers, the Cerplex Group, Inc. and Vanstar Corporation. In 1997, the Company took these responsibilities in-house and currently performs system configuration in its Hayward, California and Toronto, Canada warehouse facilities. The Hayward, California facility handles all of Merisel's configuration requirements for its resellers throughout North America.

Merisel intends to meet the evolving channel assembly and configuration needs of its business partners as the demand for such services continues to grow. The Company has dedicated resources assigned to these important initiatives and is making ongoing investments in systems and facilities for such purposes. Merisel's current strategy calls for the Company to continue to perform high-end, custom configuration in its Hayward and Toronto facilities, and to attain ISO9002 certification for all channel assembly and configuration opportunities. The Company will continue to evaluate market trends and its business partner needs and is planning on opening additional strategically located facility as needed.

Operations, Distribution and Investment in Systems

Locations. At December 31, 1997, the Company operated nine distribution centers throughout North America: seven in the United States and two in Canada. All of these distribution centers are leased.

Systems. Merisel has made significant investments in advanced computer and warehouse management systems for its North American operations to support sales growth and improve service levels. All of Merisel's nine North American warehouses utilize the MILES computerized warehouse management system, which uses infrared bar coding and advanced computer hardware and software to improve shipping, receiving and picking accuracy rates. See "Customers and Customer Services - Prompt Delivery" above.

Merisel is in the process of converting its North American operations to the SAP client/server operating system. SAP is an enterprise-wide system which integrates all functional areas of the business including order entry, inventory management and finance in a real-time environment. The Company began designing the new system in 1993 and converted its Canadian operations from a mainframe to the SAP client/server operating system in August 1995. The new system is designed to provide greater transaction functionality, flexibility, and custom pricing applications. In the early implementation stages, the Canadian SAP system produced results and response times below the Company's expectations. The response time and capacity limitations of the Canadian SAP system prompted a delay in the U.S. implementation of SAP, and related operating results added to Merisel's fourth quarter 1995 net operating loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations." This system is now fully implemented in Canada, is performing to expectations and for more than two years has been operating with essentially no unscheduled downtime.

The Company has resumed the conversion of its United States operations to the SAP system. In the fourth quarter of 1997, the Company completed the first planning phase of the U.S. SAP system implementation and is proceeding with a plan to complete the implementation in late 1998 or early 1999. The design and implementation of these new systems are complex projects and involve certain risks. As a result, the United States system implementation could be delayed beyond 1998. However, Merisel believes that the stability and availability of its Canadian system will serve as an advantage by providing a working system on which to test and fine-tune the Company's North American protocols. Until such implementation, the Company will continue to modify its existing United States systems and may experience difficulty in processing transactions, which could adversely affect operating income and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Competition

Competition in the computer products distribution industry is intense. Competitive factors include price, brand selection, breadth and availability of product offering, purchasing arrangements, financing options, shipping and packaging accuracy, speed of delivery, level of training and technical support, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based distributors and aggregators such as Gates/Arrow, Inacom, Ingram Micro, MicroAge and Tech Data, as well as regional distributors and franchisers.

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

Additionally,  in the U.S.  and Canada,  the  Company's  net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business and holiday purchases. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. Net sales in the Canadian operations are also historically strong in the first quarter of the fiscal year, which is primarily due to buying patterns of Canadian government agencies. See "Management's Discussion and Analysis Financial Condition and Results of Operations - Liquidity and Capital Resources."

Employees

As of December 31, 1997, Merisel had approximately 2,300 employees. Merisel believes it has good relations with its employees.

Environmental Compliance

The Company believes that it is in substantial compliance with all environmental laws applicable to it and its operations.

Item 2. Properties.

At December 31, 1997, the Company maintained distribution centers in seven locations throughout the United States and in two locations in Canada. All of the Company's distribution centers are leased. Additionally, the Company maintains United States administrative and sales offices in El Segundo, California; Marlborough, Massachusetts; and Cary, North Carolina, as well as Canadian administrative and sales offices in Toronto, Ontario; Montreal, Quebec; and Vancouver, British Columbia.

The Company's headquarters are located in El Segundo, California, where the Company owns a 112,500 square-foot facility and leases another 50,700 square-foot facility. In addition, the Company owns 29 acres of undeveloped land in Cary, North Carolina. The Company believes that its facilities provide sufficient space for its present needs, and that additional suitable space will be available on reasonable terms, if needed.

Item 3. Legal Proceedings.

In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. On August 8, 1997 the Court of Appeals for the Ninth Circuit (the "Court of Appeals") reversed the dismissal and remanded the case to the trial court. On August 22, 1997, the Company filed a petition for rehearing and suggestion of rehearing en banc (the "Petition") with the Court of Appeals. On January 30, 1998, the Court of Appeals issued an order amending its prior opinion and denying the Company's petitions for rehearing and rehearing en banc. In light of this order, the Federal District Court has scheduled a hearing for April 13, 1998. The Company intends to defend itself vigorously against this claim.

In January 1997, the Company received notice that Tech Pacific had brought a claim in the Supreme Court of New South Wales, Sydney Registry Commercial Division, against Merisel; its subsidiary Merisel Asia, Inc. ("Merisel Asia"); Patrick T. Woods, former managing director of Merisel Australia; and Michael D. Pickett, former CEO and Chairman of Merisel, in a proceeding captioned Tech Pacific Holdings Limited, v. Merisel, Inc., et. al. In March 1996, Tech Pacific purchased Merisel Pty, Ltd ("Merisel Australia"), Merisel's Australian subsidiary, for a purchase price of $9,900,000 pursuant to the Share Purchase Agreement dated as of March 7, 1996 between Merisel Asia and Tech Pacific. The claim asserts various breaches of representations and warranties as well as misleading and deceptive conduct under relevant provisions of Australian law with respect to the financial position of Merisel Australia as represented by oral and written disclosures. The plaintiffs seek to recover specified damages exceeding AUS$8.3 million (or approximately US$5.6 million as of March 27, 1998) as well as unspecified damages plus costs and expenses associated with the claim. The Company intends to defend itself vigorously against this claim. The Company does not believe that the outcome of the claim will have a material adverse effect on the Company or its financial condition.

Effective April 14, 1997, the Company entered into a Limited Waiver and Voting Agreement (the "Limited Waiver Agreement") with holders of more than 75% of the outstanding principal amount of the Company's 12-1/2% Senior Notes due 2004 (the "12.5% Note"). Pursuant to the terms of the Limited Waiver Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchanged (the "Exchange") their 12.5% Notes for common stock of the Company (the "Common Stock"), which would equal approximately 80% of the outstanding shares of Common Stock immediately after the Exchange. The Limited Waiver Agreement also provided that, immediately after the consummation of the Exchange, the Company would issue certain warrants to the existing holders of Common Stock. The conditions to the Exchange were not met and, on September 19, 1997, the Limited Waiver Agreement terminated in accordance with its terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Prior to the termination of the Limited Waiver Agreement on September 19, 1997, certain disagreements arose between the Company and certain holders of the Company's 12.5% Notes ("Noteholders") over the interpretation of the Company's obligations under the Limited Waiver Agreement, including that the Limited Waiver Agreement did not require either the Board of Directors of the Company (the "Board") or the Company to recommend to its stockholders proposals relating to the proposed debt restructuring in which the Noteholders would have exchanged their 12.5% Notes for Common Stock (the "Noteholder Restructuring") and that the Company was not obligated to seek confirmation of a "prepackaged plan" of reorganization by means of the "cramdown" provisions of the Bankruptcy Code. On September 4, 1997, the Company filed suit in Delaware Chancery Court (the "Delaware Action") seeking a declaratory judgment with respect to these issues. The Company intends to vigorously prosecute its claim in the Delaware Action. There can be no assurance, however, that the Company will ultimately be successful with respect to its claims.

On September 11, 1997, certain Noteholders filed an answer to the Company's complaint in the Delaware Action as well as a counterclaim against the Company asserting claims for breach of the Limited Waiver Agreement, unjust enrichment and a declaratory judgment (the "Noteholder Suit"). The Noteholder Suit also asserts a claim for unjust enrichment against Dwight A. Steffensen, the Company's Chief Executive Officer. The Noteholder Suit seeks damages in excess of $100 million from the Company. The Company's alleged breaches include, among other things, that the Board changed its recommendation with respect to proposals relating to the Noteholder Restructuring. The Company and Mr. Steffensen filed motions for judgment on the pleadings on October 7, 1997 seeking to have the Noteholder Suit dismissed. On January 5, 1998, the Court denied both motions. The Company and Mr. Steffensen believe that they have strong defenses to each of the claims asserted and intend to defend themselves vigorously. There can be no assurance, however, as to the ultimate outcome of these claims.

In addition, on September 19, 1997, the Company received notice from representatives of the lenders under the agreements relating to certain operating company debt that, in connection with the Company's repayment of such debt, such lenders believe that they are owed approximately $2.7 million in fees. On October 31, 1997, the Company received a further letter demanding payment of such fees. The Company does not believe any such fees are owed and has so notified the lenders. There can be no assurance, however, as to the ultimate outcome of this claim.

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiffs allege that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, interalia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiffs further allege that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiffs seek to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. The Company intends to defend itself vigorously against this claim.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 19, 1997, the Company held a special meeting of stockholders (the "Special Meeting") for the following purposes: (i) to approve an amendment of the Company's certificate of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000 (the "Charter Amendment");
(ii) to approve the issuance of up to 44,014,379 shares of common stock of the Company to Phoenix Acquisition Company II, L.L.C. upon conversion of the approximately $133.8 million outstanding principal amount of a convertible note dated September 19, 1997 issued by the Company and Merisel Americas (the "Stock Issuance"); and (iii) to approve the adoption of the Merisel, Inc. 1997 Stock Award and Incentive Plan (the "1997 Plan"). With respect to such matters, the Company's stockholders cast votes as follows: (i) to approve the Charter Amendment - 22,391,523 for, 1,204,461 against, 105,756 abstentions, and 736,050 broker non-votes; (ii) to approve the Stock Issuance - 23,281,860 for, 314,742 against, 105,138 abstentions, and 736,050 broker non-votes; and (iii) to approve the 1997 Plan - 22,380,381 for, 1,786,944 against, and 270,465 abstentions.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters.

The Company's Common Stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol MSEL. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the National Market.

                                            High              Low
                Fiscal Year 1996
                     First quarter....     5 7/8             2 1/4
                     Second quarter...     5 1/16            2 1/4
                     Third quarter....     3 13/16           1 13/16
                     Fourth quarter...     2 5/16            1 5/8

                Fiscal Year 1997
                     First quarter....     2 1/2             1 9/16
                     Second quarter...     2 7/16            1 1/32
                     Third quarter....     4 7/8             1 7/8
                     Fourth quarter...     5 21/32           3 3/8

On March 30, 1998, the closing sale price for the Company's Common Stock was $3.00 per share. As of March 30, 1998, there were 1,131 record holders of the Company's Common Stock.

Merisel has never declared or paid any dividends to stockholders. The indenture relating to the Company's 12-1/2% Senior Notes due 2004 currently prohibits the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Information on the issuance of 50,000,000 shares of the Company's Common Stock to Phoenix Acquisition Company II, L.L.C. ("Phoenix) is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Debt Restructuring." The issuances of Common Stock to Phoenix were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction constituted a private placement and did not involve a public offering.

Item 6. Selected Financial Data.

                                                                      Year Ended December 31,
                                                   -----------------------------------------------------------------
                                                    1993            1994          1995         1996           1997
                                                   --------      ---------      --------     ---------      --------
                                                              (In thousands, except per share amounts)
Income Statement Data:(1)
Net sales.....................................  $ 3,085,851     $ 5,018,687   $ 5,956,967   $ 5,522,824    $ 4,048,972
Cost of sales.................................    2,827,315       4,676,164     5,633,278     5,233,570      3,807,888
                                                -----------     -----------   ------------   -----------    -----------
Gross profit..................................      258,536         342,523       323,689       289,254        241,084
Selling, general & administrative expenses....      187,152         281,796       317,195       295,021        191,406
Impairment losses.............................                                     51,383        42,033         14,100
Restructuring charge..........................                                      9,333
                                                -----------     -----------   ------------   -----------    -----------
Operating income (loss).......................       71,384          60,727       (54,222)      (47,800)        35,578
Interest expense..............................       17,810          29,024        37,583        37,431         26,957
Loss on sale of European, Mexican, and
Latin American operations.....................                                                   33,455
Debt Restructuring Costs......................                                                                   5,230
Other expense.................................        2,722          11,752        13,885        20,150         14,992
                                                -----------     -----------   ------------   -----------    -----------
Income (loss) before income taxes.............       50,852          19,951      (105,690)     (138,836)       (11,601)
Provision (benefit) for income taxes..........       20,413           8,341       (21,779)        1,539            496
                                                -----------     -----------   ------------   -----------    -----------
Net income (loss) Before Extraordinary Item...       30,439          11,610       (83,911)     (140,375)       (12,097)
Extraordinary Loss on Extinguishment of
  Debt........................................                                                                   3,744

Net Income (Loss).............................  $    30,439     $    11,610   $   (83,911)   $ (140,375)    $  (15,841)
Per Share Data:
Net income (loss) per diluted share...........  $      1.00     $      0.38   $     (2.82)   $    (4.68)    $     (.48)
Weighted average number of diluted shares.....       30,454          30,389        29,806        30,001         33,216
Balance Sheet Data:
Working capital...............................  $   359,765     $   399,848   $   280,864    $  190,544     $  197,154
Total assets..................................      936,283       1,191,870     1,230,334       731,039        747,111
Long-term and subordinated debt...............      208,500         357,685       356,271       294,763        133,429
Total debt....................................      259,429         395,556       382,395       294,950        133,429
Stockholders' equity..........................      223,857         236,164       154,466        14,997        137,508


(1) Merisel's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel has described year-ends presented as if the year ended on December 31. The 1997 fiscal year was 53 weeks in duration, and all other fiscal years presented were 52 weeks in duration. The selected financial data set forth above includes those balances and activities related to the Company's Australian business until its disposal effective January 1, 1996 and the Company's European, Mexican and Latin American businesses until their disposal on October 4, 1996, effective as of September 27, 1996. It also includes Merisel FAB results from the date such business was acquired on January 31, 1994 through its disposal as of March 28, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company was founded in 1980 as Softsel, Inc. and has grown through internal growth and acquisitions of other computer products distributors. By 1989, the Company had achieved annual revenues of $629,400,000 principally through internal expansion. In April 1990, the Company acquired Microamerica, Inc. ("Microamerica"), another distributor of computer products with net sales of approximately $526,000,000 for the year ended December 31, 1989. In connection with this acquisition, the Company changed its name to Merisel, Inc. In the years following the Microamerica acquisition, the Company's revenues increased rapidly, reaching $5.0 billion in 1994 and $6.0 billion in 1995. This increase partially reflected the substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for product distribution. The growth also reflected the Company's acquisition of certain assets of the United States Franchise and Distribution Division of Vanstar Corporation (formerly ComputerLand Corporation), through its wholly owned subsidiary, Merisel FAB, Inc. ("Merisel FAB"), which contributed additional revenues in excess of $1 billion during each of the three years ended 1994, 1995, and 1996.

Following substantial losses for the fiscal year ended December 31, 1995 (see "Results of Operations" below), during 1996 the Company pursued a business plan to address liquidity and capital structure issues by controlling costs and curtailing non-essential capital expenditures as well as disposing of substantially all of the Company's assets and operations outside of North America.

Asset Dispositions

On March 7, 1996, Merisel sold its wholly owned Australian subsidiary, Merisel Pty Ltd. ("Merisel Australia"), to Tech Pacific. The sale was effective as of January 1, 1996. Under the terms of the sale agreement, the Company received consideration of $9,900,000 in the form of repayment of certain intercompany debt obligations for $8,500,000 and $1,400,000 in non-cash asset transfers. The Company recognized a $1,900,000 charge as an impairment loss for the write down of Merisel Australia's net assets to their net realizable value in the fourth quarter of 1995. See "Item 3. Legal Proceedings."

On October 4, 1996, the Company completed the sale of substantially all of its European, Mexican and Latin American businesses ("EML") to CHS Electronics, Inc. ("CHS"). The sale was effective as of September 17, 1996. A loss of approximately $33,455,000, including $7,400,000 of direct selling costs, was recorded in connection with the sale. The final sales price was $147,631,000 based on the combined closing balance sheet of EML, and consisted of (i)
$110,379,000 in cash, (ii) the assumption of Merisel's European asset securitization agreement, against which $26,252,000 was outstanding at closing, and (iii) a short term receivable of $11,000,000 due at various dates through 1997 . The initial cash payment of $110,379,000 was used to reduce the Company's debt and improve its working capital.

As of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex"). The sales price, computed based upon the February 21, 1997 balance sheet of Merisel FAB, was $31,992,000 consisting of the assumption by the buyer of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. As part of the sale, the Company agreed to extend rebates to Synnex on future purchases, not to exceed $2,000,000. In anticipation of this sale, the Company recorded an impairment charge in the fourth quarter of 1996 for $2,033,000 to adjust Merisel FAB's assets to their fair value.

Debt Restructuring

Although the Company was profitable in the fourth quarter of 1996, the Company did not believe that it could satisfy its debt obligations without a restructuring of its $125,000,000 principal amount of 12 1/2% Senior Notes due 2004 (the "12.5% Notes") and/or the approximately $150,000,000 of outstanding indebtedness of certain subsidiaries of the Company (the "Operating Company Debt"), which required principal repayments of $40,000,000 if the Company made the June 30, 1997 interest payment on the 12.5% Notes, and an additional $30,000,000 if the Company made its December 31, 1997 interest payment on the 12.5% Notes.

Accordingly, Merisel commenced negotiations with an ad hoc committee of holders of the 12.5% Notes and, effective April 14, 1997, entered into a Limited Waiver and Voting Agreement (the "Limited Waiver Agreement") with holders of more that 75% of the outstanding principal amount of the 12.5% Notes (the "Consenting Noteholders"). Pursuant to the terms of the Limited Waiver Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchange (the "Exchange") their 12.5% Notes for common stock of the Company (the "Common Stock") that would equal approximately 80% of the shares of Common Stock outstanding immediately after the Exchange. The Limited Waiver Agreement also provided that, immediately after the consummation of the Exchange, the Company would issue warrants (the "Warrants") to purchase up to 17.5% of the shares of Common Stock outstanding immediately after the Exchange to existing holders of Common Stock. The Warrants would be issued in two series and would have exercise prices of $1.34 and $1.74 per share, respectively. While the Limited Waiver Agreement was in effect, the Consenting Noteholders agreed to waive any default arising from the nonpayment of interest due in 1997 on the 12.5% Notes. The conditions to the Exchange were not met and, on September 19, 1997, the Limited Waiver Agreement terminated in accordance with its terms and the Company paid the interest due with respect to the 12.5% Notes. See "Item 3 - Legal Proceedings".

On September 19, 1997, the Company and Merisel Americas entered into a definitive Stock and Note Purchase Agreement with Phoenix Acquisition Company II, L.L.C. ("Phoenix"), a Delaware limited liability company whose sole member is Stonington Capital Appreciation 1994 Fund, L.P. Pursuant to the Stock and Note Purchase Agreement, on September 19, 1997, Phoenix acquired a Convertible Note for $137,100,000 (the "Convertible Note") and 4,901,316 shares of Common Stock (the "Initial Shares") for $14,900,000. The Convertible Note was an unsecured obligation of the Company and Merisel Americas and provided that, upon the satisfaction of certain conditions, including obtaining stockholder approval, the Convertible Note would automatically convert into 45,098,684 shares of Common Stock (the "Conversion Shares"). The Conversion Shares and Initial Shares would together represent 50,000,000 shares of Common Stock at a purchase price of $3.04 per share, and approximately 62.4% of the Common Stock outstanding immediately following the issuance of the Conversion Shares. The Company used the proceeds from the issuance of the Initial Shares and the Convertible Note to repay substantially all of the Operating Company Debt. On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. On December 19, 1997, following receipt of stockholder approval, the remaining portion of the Convertible Note was converted into Common Stock. As of March 31, 1998, Phoenix owned 50,000,000 shares of Common Stock, or approximately 62.4% of the outstanding Common Stock. See "Notes to Consolidated Financial Statements - Note 7 - "Income Taxes" regarding the impact of the restructuring on the Company's available net operating loss carryforwards.

Results of Operations

As a result of the asset dispositions described above, the Company's operations are now focused exclusively in North America. The North American Business (as defined below) produced approximately $3.8 billion and $3.4 billion in revenues for 1997 and 1996, respectively. Former Operations (as defined below) produced approximately $202 million and $2.1 billion in revenues for 1997 and 1996, respectively. Because the North American Business now represents the ongoing business of the Company, the following discussion and analysis will compare the results of operations solely for the North American Business unless otherwise indicated.

As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States and Canadian operations, and the term "Former Operations" refers to those operations disposed of since the beginning of 1996, namely EML, Merisel FAB and the Australian operations.


The following  table sets forth the results of operations for the North American
Business and for the Former Operations for the fiscal years indicated.

                                                         (in thousands)

                    North American Business                       Former Operations                     Consolidated Total
                 /-------December 31,--------\            /-------December 31,--------\          /---------December 31,----------\

                   1995        1996         1997          1995         1996         1997        1995           1996         1997
                ----------   ----------   ----------   ----------   ----------  ----------    -----------   ----------    ----------
Net Sales       $3,427,821   $3,441,343   $3,846,795   $2,529,146   $2,081,481  $  202,177     $5,956,967   $5,522,824    $4,048,972
Cost of Sales    3,242,903    3,262,105    3,613,389    2,390,375    1,971,465     194,499      5,633,278    5,233,570     3,807,888
                ----------   ----------   ----------   ----------   ----------  ----------    -----------   ----------    ----------
Gross Profit       184,918      179,238      233,406      138,771      110,016       7,678        323,689      289,254       241,084

SG&A               181,042      193,521      185,206      136,153      101,500       6,200        317,195      295,021       191,406
Impairment
  loss              19,500                    14,100       31,883       42,033                     51,383       42,033        14,100
Restructuring
  charge             5,228                                  4,105                                   9,333
                ----------   ----------   ----------   ----------   ----------  ----------    -----------   ----------    ----------
Operating
(loss)Income    $  (20,852)  $  (14,283)  $   34,100   $  (33,370)  $  (33,517) $    1,478    $  (54,222)   $  (47,800)   $   35,578
                ==========   ==========   ==========   ==========   =========== ==========    ==========    ==========    ==========


Comparison of Fiscal Years Ended December 31, 1997 and  December 31, 1996

The Company's net sales for the North American Business increased 11.8% from $3,441,343,000 in 1996 to $3,846,795,000 for the year ended December 31, 1997.
This increase resulted from increased sales of 18.2% in Canada and 10.3% in the United States. The growth rate in Canada in terms of Canadian dollars was steady throughout the year, but the decline in the value of the Canadian dollar hampered the growth rate in terms of U.S. dollars, particularly in the fourth quarter of the year. U.S. sales growth was lower in the first half of the year (-1.1% and 5.2% for the first and second quarters, respectively) despite double digit rates of growth in MOCA(TM) and VAR sales. This was partially related to declines in Retail sales, which reflected the Company's decision to substantially reduce its retail sales activities in early 1996, in part to address liquidity issues and constraints. The Company recommitted significant resources to rebuilding its retail customer base in early 1997, which contributed to fourth quarter growth in retail sales of 28.2% on a year-over-year basis. Growth rates in all other customer areas also increased measurably during the second half of 1997 over 1996 levels, contributing to combined U.S. growth rates of 16.6% and 20.6% in the third and fourth quarters of 1997, respectively, on a year-over-year basis.

In the North American Business, hardware and accessories accounted for 77% of net sales, and software accounted for 23% of net sales for the year ended December 31, 1997 as compared to 76% and 24%, respectively, for such categories for the year ended December 31, 1996.

Gross profit for the North American Business increased 30.2% from $179,238,000 in 1996 to $233,406,000 in 1997. Both years were affected by significant margin adjustments. In 1996, the Company recorded $27,338,000 in charges primarily related to customer disputes and vendor reconciliation issues. In 1997, through the process of resolving these customer disputes and vendor reconciliation issues, margins were favorably affected by adjustments totaling $7,245,000. Excluding the effect of these margin adjustments, gross profit would have been 5.88% and 6.0% for 1997 and 1996, respectively. The decrease in adjusted gross profit is attributed primarily to competitive pricing pressures and the impact of liquidity constraints on the Company's ability to purchase on favorable terms. The Company is addressing the margin issue by targeting specific areas for margin improvement including sales execution, product mix, pricing and customer mix. However, the Company continues to face intense competitive pricing pressures, and the Company's efforts to improve its margins may not be successful.

Selling, general and administrative expenses for the North American Business decreased by $8,315,000 or 4.3% from $193,521,000 for the year ended December 31, 1996 to $185,206,000 for the year ended December 31, 1997. Selling, general and administrative expenses in 1996 include approximately $10,500,000 in costs related to professional fees incurred as part of the 1996 business plan for process improvements, professional fees related to lender negotiations, and severance charges related to management changes. In 1997, selling, general and administrative expenses included compensation charges of $1,950,000 incurred pursuant to employment contracts of certain executive officers of the Company and related to the debt restructuring completed during 1997. Excluding these charges in both years, selling, general and administrative expenses did not change significantly in total dollars, but decreased as a percentage of sales from 5.3% in 1996 to 4.8% in 1997. This decrease is primarily attributable to efforts to control operating expenses even though sales growth increased throughout the year. Selling, general and administrative costs include depreciation and amortization expense totaling $11,073,000 in 1997 and $12,360,000 in 1996.

In the fourth quarter of 1997, the Company recorded a non-cash asset impairment charge of $14,100,000 against capitalized costs associated with the previously scheduled implementation of the SAP information system in the U.S., which was delayed in 1996. Through implementation planning that resumed in the fourth quarter 1997 and a recently completed evaluation of SAP in its upgraded form, the Company identified costs that will not provide future value, and it is these costs that are the basis of the impairment charge. See "Notes to Consolidated Financial Statements - Note 2 - Impairment Losses."

As a result of the above items, the Company's North American Business had an operating profit of $34,100,000 for the year ended December 31, 1997 compared to an operating loss of $14,283,000 for the year ended December 31, 1996. Excluding the margin adjustments taken in both years, the professional fees and severance costs noted in 1996, the restructuring related compensation costs in 1997 and the impairment charge taken in 1997, the Company's North American Business would have had operating income of $42,905,000 in 1997 as compared to operating income of $23,555,000 in 1996.


Interest Expense; Other Expense; Income Tax Provision

Interest expense for the Company, including Former Operations, decreased 28% from $37,431,000 for the year ended December 31, 1996 to $26,957,000 for the year ended December 31, 1997. This decrease was attributable to: (i) lower average borrowings resulting from a $72,500,000 debt paydown in October 1996 using proceeds from the sale of EML; (ii) scheduled debt payments totaling $13,090,000; and (iii) elimination of substantially all of the Operating Company Debt on September 19, 1997, using substantially all of the $152,000,000 proceeds from the issuance of the Initial Shares and the Convertible Note. These factors were offset in part by an increase in interest rates under the Operating Company Debt during 1997 prior to its elimination in September of 1997.

Other expense for the Company, including Former Operations, decreased from $20,150,000 for the year ended December 31, 1996 to $14,992,000 for the year ended December 31, 1997. This decrease is primarily attributable to one-time financing charges paid in the first quarter of 1996 of approximately $3,125,000 related to amendments of financing agreements which have since been terminated. Additionally, the Company recorded a gain of $1,530,000 in 1997 on the sale of property held in North Carolina.

Also during 1997, the Company incurred $5,230,000 in expenses related to the Company's efforts to effect a restructuring of its debt. These expenses represent professional fees and other costs associated with the terminated Limited Waiver Agreement with the holders of the 12.5% Notes, and costs incurred as a result of the change in control that occurred as a result of the conversion of the Convertible Note.

The income tax provision decreased from $1,539,000 for the year ended December 31, 1996 to $496,000 for 1997. In 1997, the income tax provision reflects only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions from prior year losses. The Company has not recognized a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. In 1996, the Company recognized additional tax provision expense that represented the establishment of a valuation allowance against a previously recognized state deferred tax asset. (See "Notes to Consolidated Financial Statements - Note 7 - Income Taxes".)

Consolidated Loss

The Company, including Former Operations, reported a net loss of $15,841,000, or $0.48 per diluted share, in 1997 compared to a net loss of $140,375,000, or $4.68 per diluted share, in 1996. Included in the 1997 net loss is an extraordinary loss on the extinguishment of debt of $3,744,000, or $0.12 per diluted share, related to the repayment of the Operating Company Debt.

Comparison of Fiscal Years  Ended December 31, 1996 and December 31, 1995

The Company's net sales for the North American Business increased 0.4% from $3,427,821,000 in 1995 to $3,441,343,000 for the year ended December 31, 1996.
This increase resulted from increased sales of 12.4% in Canada offset by a 2.0% decrease in sales in the United States. In the third quarter of 1995, the North American Business sold approximately $124,000,000 of Microsoft Windows '95 following its launch in August 1995. Excluding the effect of this additional revenue in 1995, net sales in 1996 would have increased 2.0% in the United States and 14.5% in Canada over 1995 levels. The Canadian sales increase is in line with the growth in the industry for the markets in which that subsidiary competes. In the United States, the Company did not keep pace with industry growth rates, due to liquidity constraints, cost controls which Merisel implemented to conserve cash outflow and competitive pressures.

In the North American Business, hardware and accessories accounted for 76% of net sales, and software accounted for 24% of net sales for the year ended December 31, 1996 as compared to 69% and 31% for the same categories respectively, for the year ended December 31, 1995. Software sales were a larger percentage of total sales in 1995 due to the sales generated from the Microsoft Windows '95 launch in August 1995.

Gross profit for the North American Business decreased 3.1% from $184,918,000 in 1995 to $179,238,000 in 1996. Gross profit as a percentage of sales, or gross margin, decreased from 5.4% in 1995 to 5.2% in 1996. Both years were affected by large margin adjustments. In 1995, the Company recorded a $25,800,000 charge to margin in the United States related to accounts payable reconciliation issues. In 1996, the Company recorded charges of $17,750,000 related to customer disputes, vendor reconciliations and other issues in the United States, and $9,588,000 for similar issues in Canada. Excluding the effect of these margin adjustments, gross profit would have been $174,079,000 or 6.1% of net sales and $36,639,000 or 6.4% of net sales in the United States and Canada, respectively, for the year ended December 31, 1995, as compared to $168,531,000 or 6.0% of net sales and $38,045,000 or 5.9% of net sales in the United States and Canada, respectively, for the year ended December 31, 1996. The decrease in adjusted gross profit is primarily attributable to the impact of liquidity constraints on the Company's ability to purchase on favorable terms and competitive pricing pressures.

Selling, general and administrative expenses for the North American Business increased by 6.9% from $181,042,000 for the year ended December 31, 1995 to
$193,521,000 for the year ended December 31, 1996. Selling, general administrative expenses in 1995 included a fourth quarter charge of $8,200,000 to adjust the value of certain assets and liabilities. Excluding this fourth quarter 1995 charge, selling, general and administrative expenses would have increased approximately $20,679,000 in 1996 over 1995. Of this increase, $10,500,000 related to professional fees incurred as part of the 1996 Business Plan for process improvements and lender negotiations and severance charges related to management changes. Selling, general and administrative expenses in 1996 excluding these charges were $183,021,000. The remaining increase in expenses is primarily related to higher operating costs associated with the installation of new computer systems. Selling, general and administrative costs include depreciation and amortization expense totaling $11,756,000 in 1995 and $12,360,000 in 1996.

In the fourth quarter of 1995, the North American business recorded an asset impairment charge of $19,500,000 in order to adjust capitalized system development costs related to the installation of new computer systems. Also in 1995, $5,228,000 in restructuring charges were recorded in the North American Business as a result of the planned closure of a warehouse and other restructuring activities. No such charges were deemed necessary in 1996.

As a result of the above items, the operating loss for the North American Business of $20,852,000 for the year ended December 31, 1995 improved to an operating loss of $14,283,000 for the year ended December 31, 1996. Excluding the margin adjustments taken in both years, the professional fees and severance costs incurred in 1996, the fourth quarter charges to operating expense taken in 1995, the impairment charge in 1995, and the restructuring charge in 1995, all of which are quantified above, the Company would have had operating income of $37,876,000 in 1995 as compared to operating income of $23,555,000 in 1996.


Interest Expense; Other Expense; Income Tax Provision

Interest expense for the Company, including Former Operations, decreased 0.4% from $37,583,000 for the year ended December 31, 1995 to $37,431,000 for the year ended December 31, 1996. The decrease resulted from lower average borrowings in the fourth quarter of 1996, largely offset by higher average interest rates and higher average borrowings in the first three quarters of the year.

Other expense for the Company, including Former Operations, increased from $13,885,000 for the year ended December 31, 1995 to $20,150,000 for the year ended December 31, 1996. The increase was primarily attributable to fees incurred in connection with an increase in the Company's trade receivable securitizations in 1996. The increase in securitization fees is primarily attributable to an increase in the amount of net receivables sold.

The income tax provision increased from a benefit of $21,779,000 for the year ended December 31, 1995 to an expense of $1,539,000 for the same period in 1996. The Company has not recognized a tax provision benefit with respect to its current losses, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. Further, the Company has recognized a tax provision expense that primarily represents the establishment of a valuation allowance against a previously recognized state deferred tax asset. See "Notes to Consolidated Financial Statements - Note 7 - Income Taxes."


Consolidated Loss

The Company, including Former Operations, reported an increase in net loss from $83,911,000 in 1995 to $140,375,000 in 1996. The net loss per share increased from $2.82 in 1995 to $4.68 in 1996.


Systems and Processes; Year 2000 Issues

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

Merisel is in the process of converting its U.S. operations to the SAP client/server operating system. The Company plans to convert its U.S. operations to the SAP system no later than the first part of 1999. The Company converted its Canadian operations from a mainframe to the client/server operating system in August 1995. SAP is an enterprise-wide system which integrates all functional areas of the business including order entry, inventory management and finance in a real-time environment. The new system is designed to provide greater transaction functionality, automated controls, flexibility, and custom pricing applications.

The Company believes that implementation of the SAP operating system will address its major "year 2000 issues", which arise in cases where computer systems or any equipment with computer chips use two-digit fields that recognize dates using the assumption that the first two digits are "19". On January 1, 2000, any clock or date recording mechanism including date sensitive software that uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things a temporary inability to process transactions, send invoices or engage in similar activities.

The Company is currently engaged in a review of its computer systems and applications, including packaged software used by the Company, not addressed by the SAP operating system. The Company expects to make any modifications required to resolve year 2000 issues in a timely manner and to have the majority completed by early 1999 leaving adequate time to assess and correct any significant issues that may materialize. The Company is seeking assurances of year 2000 compliance from its suppliers of software and other products and services used internally that might raise year 2000 issues. The Company is also expecting to initiate formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company is taking steps to reduce the likelihood that such failures could affect the Company's systems through any electronic communications.

The Company does not expect that the review and modifications described above (excluding the cost of implementing the SAP operating system in the U.S.) will require material expenditures. If the Company is unable to successfully implement the SAP operating system sufficiently in advance of the year 2000, however, additional expenditures could be required and such expenditures could be substantial. See "Liquidity and Capital Expenditures" below.

The design and implementation of these new systems are complex projects and involve certain risks. Until such implementation, the Company will continue to modify its existing U.S. systems and may experience difficulty in processing transactions, which could adversely affect operating income and cash flows. In addition, if the modifications required to address the Company's year 2000 issues are not made, or are not timely, the year 2000 issues could have a material impact on the operations and financial results and condition of the Company.


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

Liquidity and Capital Resources


General Discussion of Liquidity over the Periods Presented

From the time the Company was founded in 1980 through the end of 1993, it experienced accelerated growth that was fueled by a combination of industry growth, industry consolidation and acquisitions. By the end of the first quarter of 1994, the Company's internal growth and acquisitions had created a complex organization with operations in more than eleven countries. The rapid growth put a tremendous burden on the Company's management to effectively integrate the diverse operations and implement several new initiatives including new warehouse systems, a centralized European distribution center, and an integrated North American operating system. At the same time, the industry continued to evolve resulting in increasing competitive pressures on gross margins.

To fund the new initiatives, working capital growth and acquisitions, the Company incurred significant debt which, combined with the decreasing gross margins and increases in interest rates, resulted in declining profitability and increased debt service requirements. Despite declining earnings and increasing debt burden, the Company had sufficient cash reserves and available borrowing capacity to meet its debt obligations and to fund continued growth during 1994 and throughout 1995, and considered the investments in new initiatives to be a vital component of long-term growth and profitability.

During the fourth quarter of 1995, the Company recorded $89,400,000 in negative adjustments to its operating earnings. These adjustments included (i) a charge to trade accounts payable for $25,800,000 to address vendor reconciliation issues, (ii) impairment losses of $30,000,000 on intangible assets associated with the Company's ComputerLand franchise business, (iii) impairment losses of $19,500,000 related to cost overruns on the implementation of system installations, and (iv) other adjustments to asset and liability values. As a result, the Company incurred substantial losses during the fourth quarter of 1995, and was required to negotiate with lenders under various financing agreements to amend such agreements and waive certain defaults.

In order to comply with the requirements of its lenders, Merisel developed a plan in April 1996 that sought to maximize cash flow by controlling costs and curtailing non-essential capital expenditure investments during the remainder of 1996. However, while these amended agreements were considered by the Company to be sufficient to allow it to operate without the need for additional sources of financing in 1996, because a substantial amount of the Operating Company Debt was due in mid-1997, the Company anticipated that it would need to dispose of certain assets, and/or obtain new financing arrangements, in order to position itself to meet this obligation. Accordingly, the Company began actively exploring all of its strategic options with the assistance of Merrill Lynch & Co. in early 1996, which included the sale of certain of its operating subsidiaries. This effort led to the sale of EML in October 1996. From the proceeds of this sale, the Company repaid $72,500,000 principal amount of the Operating Company Debt and negotiated an extension of the due date on the remaining principal outstanding to January 31, 1998. However, this extension also stipulated that if the Company made its June 30, 1997 interest payment on the 12.5% Notes, then the Company would have to make an aggregate principal repayment of $40,000,000 on the Operating Company Debt. Further, if the Company were to have made the December 31, 1997 interest payment on the 12.5% Notes, then the Company would have been required to make an additional principal repayment of $30,000,000.

The Company did not believe that it would be able to make the principal repayments on such debt, as described above, and therefore began actively pursuing a restructuring plan with the debtholders under its various financing agreements. Additionally, beginning in the fourth quarter of 1996, Merisel aggressively pursued a strategy of proactively working with vendors and other creditors to negotiate more flexible trading terms and thereby improve cash flow.

On September 19, 1997, the Company issued the Initial Shares and the Convertible Note to Phoenix and used the proceeds therefrom to repay substantially all of the outstanding Operating Company Debt. On December 19, 1997, the entire outstanding Convertible Note was converted into Common Stock, which improves the Company's liquidity position by substantially decreasing the Company's aggregate outstanding indebtedness and, consequently, interest expense.

Cash Flows Activity For The Year Ended December 31, 1997

Net cash used by operating activities during the year ended December 31, 1997 was $44,968,000. The primary uses of cash were an increase in accounts receivable of $70,119,000 and an increase in inventory of $70,196,000. The primary sources of cash were an increase in accounts payable of $76,203,000 and $15,563,000 of cash generated from operations. The increase in accounts receivable is primarily the result of increased sales of 18.8% in the fourth quarter of 1997. The increase in inventory relates partially to investments required to meet the demands of increased sales volume and to strategic volume purchases that the Company took advantage of late in the fourth quarter of 1997. The increase in inventories also contributed to the increase in accounts payable.

Net cash used in investing activities in 1997 was $2,270,000 consisting of capital expenditures of $7,290,000, which was partially offset by proceeds from the sale of land held in North Carolina totaling $5,020,000. The expenditures were primarily for the maintenance and improvement of existing facilities.

Net cash provided by financing in 1997 was $40,307,000. Sources of cash from financing activities included $61,740,000 in proceeds received from the sale of receivables under the Company's asset securitization facilities and $139,901,000 in net proceeds from the issuance of Initial Shares and the Convertible Note (which consists of $152,000,000 in gross proceeds less $12,099,000 in investment banking, legal, accounting and other direct costs). Uses of cash for financing activities include scheduled debt payments of $13,634,000 and the extinguishment of Operating Company Debt of $147,700,000.

As noted above, a portion of the Company's funds are also generated through the sale of receivables by Merisel Capital Funding, Inc. ("Merisel Capital Funding"), a wholly owned subsidiary of Merisel Americas. Merisel Capital Funding's sole business is the ongoing purchase of trade receivables from Merisel Americas. Merisel Capital Funding sells these receivables, in turn, under an agreement with a securitization company, whose purchases yield proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding is a separate corporate entity with separate creditors who, in the event of liquidation, are entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in the subsidiary becoming available to the subsidiary's equity holder. As a result of losses the Company incurred in fiscal year 1996, Merisel Americas and Merisel Capital Funding were obliged and did obtain amendments and waivers with respect to certain covenants under this facility, which expires October 2000.

Effective December 15, 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Effective October 16, 1995, Merisel U.K. Ltd. ("Merisel U.K.") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel U.K. This facility, including $26,300,000 outstanding thereunder, was assumed by CHS in connection with the purchase of EML effective September 27, 1996.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 1997, the total amount outstanding under these facilities was $310,560,000. Fees incurred in connection with the sale of accounts receivable under these facilities for the years ended December 31, 1997 and December 31, 1996 were $16,030,000 and $16,029,000, respectively, and are recorded as other expense.


Cash Flows Activity for the Year Ended December 31, 1996

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

Net cash provided from investing activities in 1996 was $101,041,000, consisting of proceeds from the sale of EML and the Company's Australian business of $110,379,000 and $8,515,000, respectively, partially offset by the Company's earn-out obligation under the Merisel FAB acquisition of $13,409,000 and property and equipment expenditures of $9,652,000, net of proceeds from the sale of property and equipment of $5,975,000. Expenditures for property and equipment were primarily attributed to the upgrading of the Company's computer systems, expenditures for a new warehouse management system and the upgrading of existing facilities and leasehold improvements.

Net cash used in financing activities in 1996 was $82,765,000, related primarily to repayments of indebtedness of the Company's operating subsidiaries consisting of $43,195,000 of repayments of 11.5% senior notes, $17,792,000 of net repayments under a revolving credit agreement, the payment of a $4,400,000 installment of subordinated notes and payments of $17,742,000 under other bank facilities.


Cash Flows Activity For The Year Ended December 31, 1995

Net cash used for operating activities in 1995 was $62,386,000. Sources of cash from operating activities consisted of a $98,756,000 increase in accounts payable and a $23,872,000 increase in accrued liabilities. The primary uses of cash in 1995 were a net loss of $83,911,000 and increases in inventories and accounts receivable of $43,524,000 and $103,553,000, respectively. The increases in inventories and accounts receivable were primarily related to the Company's higher sales volumes, especially in December 1995. The increase in accounts payable was due to increased purchasing associated with higher sales volumes.

Net cash used for investing activities in 1995 was $49,082,000, consisting of property and equipment expenditures. The expenditures for property and equipment were primarily for the upgrading of the Company's computer systems, expenditures for a new warehouse management system and the upgrading of existing facilities and leasehold improvements.

Net cash provided by financing activities in 1995 was $108,346,000, comprised principally of proceeds from the net sales of an interest in the Company's trade accounts receivable of $125,320,000, partially offset by a net repayment under domestic lines of credit of $7,685,000 and net repayments under local subsidiaries' lines of credit of $9,980,000.


Debt Obligations, Financing Sources and Capital Expenditures

At December 31, 1997, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The Indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and imposes limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leasebacks, transactions with affiliates and certain mergers.

At December 31, 1997, the Company had promissory notes outstanding with an aggregate balance of $8,429,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

In January  1998,  the  Company and Merisel  Americas  entered  into a Revolving
Credit Agreement and Convertible Promissory Note due July 2, 1998 (the "BT Note") with Bankers Trust Company ("BT"), which permits borrowings thereunder by Merisel Americas of up to $46,500,000 outstanding at any one time. In order to induce BT to enter into the BT Note, Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund"), the sole owner of Phoenix Acquisition Company L.L.C. ("Phoenix"), which owns approximately 62.4% of the outstanding shares of common stock of the Company, caused its wholly owned subsidiary Stonington Financing Inc. ("SFI") to enter into a note put agreement (the "Note Put Agreement") with BT. Pursuant to the Note Put Agreement, BT may require SFI to purchase the BT
Note in the event of a default by Merisel Americas, including failure to pay the BT Note at maturity. In the event SFI purchases the BT Note pursuant to the Note Put Agreement, the BT Note is convertible into shares of common stock of the Company at the option of SFI at a conversion rate equal to the average closing price of the Company's common stock on NASDAQ for the fifteen trading days immediately preceding the conversion. SFI and Merisel Americas also entered into an agreement wherein Merisel Americas covenants that, in the event BT gives notice to SFI pursuant to the Note Put Agreement requiring SFI to purchase the BT Note, it will use its best efforts to refinance the BT Note prior to its final maturity date.

Merisel Americas may borrow under the BT Note through May 31, 1998, and all outstanding borrowings mature on July 2, 1998. Borrowings bear interest at the rate of LIBOR plus 3% or, at the Company's option, BT's prime rate plus 2%. A commitment fee of 0.5% is payable with respect to the unused portion of the commitment.

In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be between $30,000,000 and $40,000,000 for 1998, primarily consisting of costs associated with implementing the SAP operating system, developing the Company's channel assembly capabilities, enhancing electronic services, upgrading warehouse systems and other Company facilities, and building the sales infrastructure. However, aggregate costs could exceed these estimates, depending on the timing and scope of the SAP implementation. The Company intends to fund its capital expenditures primarily through internally generated cash and lease financing.

At December 31, 1997, the Company had cash and cash equivalents of $36,447,000. In the opinion of management, anticipated cash from operations in 1998, together with borrowings under the Company's securitization facilities and trade credit from vendors, will be sufficient to meet the Company's requirements for the next 12 months, without the need for additional financing, assuming the BT Note is refinanced or replaced with other sources of internal or external funding. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. Any unforeseen event that adversely impacts the industry or the Company's position in the industry could have a direct and material unfavorable effect on the liquidity of the Company.

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

Historically, the Company has purchased foreign exchange contracts to minimize foreign exchange transaction gains and losses. While such contracts were temporarily not available to the Company in the latter part of 1996, they were again being purchased as of early 1997. No material negative financial impact was experienced during the time the contracts were not being used.

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

Item 8. Financial Statements and Supplementary Data.


                          INDEPENDENT AUDITORS' REPORT



Merisel, Inc.:

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
February 23, 1998



                         MERISEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                              December 31,
                                                                                       -------------------------
                                                                                            1996        1997
                                                                                       ------------- -----------
                                        ASSETS



CURRENT ASSETS:
     Cash and cash equivalents.......................................................    $  44,678   $   36,447

     Accounts receivable (net of allowances of $23,684 and $18,549 at December
        31, 1996 and 1997, respectively).............................................      168,295      162,895
     Inventories.....................................................................      392,557      462,752
     Prepaid expenses and other current assets.......................................       16,925       12,352
     Income taxes receivable.........................................................        2,183
     Deferred income tax benefit.....................................................          482          644
                                                                                         ----------- -----------
          Total current assets.......................................................      625,120      675,090
PROPERTY AND EQUIPMENT, NET..........................................................       61,430       40,142
COST IN EXCESS OF NET ASSETS ACQUIRED, NET...........................................       41,724       25,381
OTHER ASSETS.........................................................................        2,765        6,498
     TOTAL ASSETS....................................................................    $ 731,039   $  747,111
                                                                                         =========== ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable................................................................    $ 383,548   $  437,211
     Accrued liabilities.............................................................       37,544       37,268
     Income taxes payable............................................................                     1,695
     Long-term debt--current.........................................................        9,084        1,762
     Subordinated debt--current......................................................        4,400
                                                                                         ----------- -----------
          Total current liabilities..................................................      434,576      477,936
LONG-TERM DEBT.......................................................................      268,079      131,667
SUBORDINATED DEBT....................................................................       13,200
CAPITALIZED LEASE OBLIGATIONS........................................................          187

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued or outstanding
     Common stock, $.01 par value; authorized 150,000,000 shares; outstanding
        30,078,500 and 80,078,500 at December 31, 1996 and 1997, respectively........          301          801
     Additional paid-in capital......................................................      142,300      281,701
     Accumulated deficit.............................................................     (121,164)    (137,005)
     Cumulative translation adjustment...............................................       (6,440)      (7,989)
                                                                                         ----------- -----------
          Total stockholders' equity.................................................       14,997      137,508
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................    $ 731,039   $  747,111
                                                                                         =========== ===========


                 See accompanying  notes to consolidated  financial statements.



                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amount)

                                                                           For the Years Ended December 31,
                                                                       -------------------------------------
                                                                         1995           1996          1997
                                                                       -----------  ------------  ------------
NET SALES..........................................................    $5,956,967   $5,522,824    $4,048,972
COST OF SALES......................................................     5,633,278    5,233,570     3,807,888
GROSS PROFIT.......................................................       323,689      289,254       241,084
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................       317,195      295,021       191,406
IMPAIRMENT LOSSES..................................................        51,383       42,033        14,100
RESTRUCTURING CHARGE...............................................         9,333
                                                                       -----------  ------------  ------------
OPERATING (LOSS) INCOME............................................       (54,222)     (47,800)       35,578
INTEREST EXPENSE...................................................        37,583       37,431        26,957
LOSS ON SALE OF EUROPEAN, MEXICAN AND
   LATIN AMERICAN OPERATIONS.......................................                     33,455
DEBT RESTRUCTURING COSTS...........................................                                    5,230
OTHER EXPENSE, NET.................................................        13,885       20,150        14,992
                                                                       -----------  ------------  ------------
LOSS BEFORE INCOME TAXES...........................................      (105,690)    (138,836)      (11,601)
(BENEFIT) PROVISION FOR INCOME TAXES...............................       (21,779)       1,539           496
                                                                       -----------  ------------  ------------
NET LOSS BEFORE EXTRAORDINARY ITEM.................................       (83,911)    (140,375)      (12,097)
EXTRAORDINARY  LOSS ON EXTINGUISHMENT OF DEBT......................                                    3,744
                                                                       -----------  ------------  ------------
NET LOSS...........................................................    $  (83,911)  $ (140,375)   $  (15,841)
                                                                       ===========  ============  ============
NET LOSS PER SHARE (BASIC AND DILUTED):
NET LOSS BEFORE EXTRAORDINARY ITEM.................................    $    (2.82)  $    (4.68)   $     (.36)
EXTRAORDINARY LOSS.................................................                                     (.12)
                                                                       -----------  ------------  ------------
NET LOSS...........................................................    $    (2.82)  $    (4.68)   $     (.48)
                                                                       ===========  ============  ============
WEIGHTED AVERAGE NUMBER OF SHARES
       (BASIC AND DILUTED).........................................        29,806       30,001        33,216
                                                                       ===========  ============  ============

              See accompanying  notes to consolidated  financial statements.




                         MERISEL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                                 Retained
                                                                    Additional   Earnings       Cumulative
                                                                      Paid-in   (Accumulated    Translation
                                                   Common Stock       Capital      Deficit)      Adjustment      Total
                                               -------------------  ----------  -------------  --------------  -----------
                                                 Shares    Amount
                                               ---------- --------
BALANCE AT DECEMBER 31, 1994...............    29,716,600 $    297  $  141,249  $    103,122   $     (8,504)   $  236,164
   Exercise of stock options and other.....       146,900        2         689                                        691
   Cumulative translation adjustment.......                                                           1,522         1,522
   Net loss................................                                          (83,911)                     (83,911)
                                               ---------- --------  ----------  -------------  --------------  -----------
BALANCE AT DECEMBER 31, 1995...............    29,863,500      299     141,938        19,211         (6,982)      154,466
   Exercise of stock options and other.....       215,000        2         362                                        364
   Cumulative translation adjustment.......                                                             542           542
   Net loss................................                                         (140,375)                    (140,375)
                                               ---------- --------  ----------  -------------  --------------  -----------
BALANCE AT DECEMBER 31, 1996...............    30,078,500      301     142,300      (121,164)        (6,440)       14,997
   Sale of  stock..........................     4,901,316       49      14,851                                     14,900
   Conversion of Note into Common Stock....    45,098,684      451     124,550                                    125,001
   Cumulative translation adjustment.......                                                          (1,549)       (1,549)
   Net loss................................                                          (15,841)                     (15,841)
                                               ---------- --------  ----------  -------------  --------------  -----------
BALANCE AT DECEMBER 31, 1997...............    80,078,500 $    801  $  281,701  $   (137,005)  $     (7,989)   $  137,508
                                               ========== ========  ==========  =============  ==============  ===========

                 See accompanying  notes to consolidated  financial statements.


                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 For the Years Ended December 31,
                                                                                  1995           1996         1997
                                                                                ----------  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...................................................................$(83,911)   $ (140,375)   $  (15,841)
    Adjustments  to  reconcile  net  income to net cash  provided  by (used for)
    operating activities:
        Depreciation and amortization ..........................................  20,509        18,789        11,311
        Provision for doubtful accounts ........................................  16,335        17,421         7,361
        Impairment losses.......................................................  51,383        42,033        14,100
        Loss on Sale of European, Mexican and Latin American businesses.........                33,455
        Deferred income taxes...................................................   5,471         6,175           162
        Gain on sale of fixed assets............................................                              (1,530)
        Changes in assets and liabilities, net of the effects from acquisitions:
            Accounts receivable.................................................(103,553)      132,480       (70,119)
            Inventories......................................................... (43,524)       91,059       (70,196)
            Prepaid expenses and other current assets...........................  (8,186)      (14,612)          654
            Income taxes receivable............................................. (35,116)       33,470         2,021
            Accounts payable....................................................  98,756      (179,304)       76,203
            Accrued liabilities.................................................  23,872       (11,342)         (789)
            Income taxes payable................................................  (4,422)                      1,695
                                                                                ----------  -----------   -----------
                Net cash (used for) provided by  operating activities........... (62,386)       29,249       (44,968)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment.......................................... (49,082)       (9,652)       (7,290)
    Proceeds from sale of property and equipment................................                 5,975         5,020
    Payment of earn out obligation from ComputerLand acquisition................               (13,409)
    Cash proceeds from sale of Australian business..............................                 8,515
    Cash proceeds from sale of European, Mexican and Latin American businesses..               110,379
    Other investing activities..................................................                  (767)
                                                                                ----------  -----------   -----------
               Net cash (used for) provided by  investing activities............ (49,082)      101,041        (2,270)
                                                                                ----------  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit................................... 937,275     1,448,358       726,308
    Repayments under revolving line of credit...................................(944,960)   (1,466,150)     (811,516)
    Repayments under senior notes...............................................               (43,195)      (56,805)
    Repayments under subordinated debt agreement................................                (4,400)      (17,600)
    Repayments under other financing arrangements...............................  (9,980)      (17,742)       (1,721)
    Proceeds from sale of accounts receivable................................... 125,320                      61,740
    Net  proceeds from the issuance  of  convertible notes......................                             125,001
    Proceeds from issuance of common stock......................................     691           364        14,900
                                                                                ----------  -----------   -----------
                Net cash provided by (used for) financing activities............ 108,346       (82,765)       40,307
                                                                                ----------  -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................     967        (4,225)       (1,300)
                                                                                ----------  -----------   -----------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS.............................  (2,155)       43,300        (8,231)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................   3,533         1,378        44,678
                                                                                ----------  -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................$  1,378    $   44,678    $   36,447
                                                                                ==========  ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
    Cash paid(received) during the year for:
    Interest (net of interest capitalized of  $3,281 for 1995)..................$ 27,118    $   30,456    $   33,385
    Income taxes................................................................  10,747       (36,068)       (3,362)
    Noncash activities:
    Capital lease obligations entered into......................................   5,708           187


                  See accompanying  notes to consolidated  financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Effective March 28, 1997, the Company sold substantially all of the assets of its wholly owned subsidiary, Merisel FAB, Inc.. The recorded sale price was $31,992,000, consisting of the assumption of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to a third party, in full consideration for the assets (see Note 4 - "Dispositions").

On October 10, 1997, Phoenix Acquisition Company II, L.L.C. ("Phoenix") exercised its option to convert, without any additional payment, $3,296,286 principal amount of the convertible note into 1,084,305 shares of Common Stock.

On December 19, 1997, following receipt of stockholder approval, approximately $133.8 million outstanding principal amount of the convertible note held by Phoenix was converted, without any additional payment, to 44,014,379 shares of Common Stock. The proceeds from the issuance of the convertible note were offset by professional fees and other direct costs of approximately $12,099,000 which was recorded as a reduction to additional paid in capital at the time of conversion.

         See accompanying  notes to consolidated  financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996 AND 1997


1. Summary of Significant Accounting Policies

General-- Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware, networking equipment and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas"), and its subsidiaries the Company markets products and services throughout North America and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers/dealers, and retailers. The Company also operates the Merisel Open Computing Alliance (MOCA(TM)), which primarily supports Sun Microsystems' UNIX-based product sales and installations.


Risks and Uncertainties --The Company believes that the diversity and breadth of the Company's product and service offerings, customers, and the general stability of the economies in the markets in which it operates significantly mitigate the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition, or composition of its markets. Although Merisel regularly stocks products and accessories supplied by more that 500 manufacturers, 69% of the Company's net sales for the North American Business in 1997 (as compared to 60% in 1996 and 55% in 1995) were derived from products supplied by Merisel's ten largest vendors.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, inventory, deferred income taxes, accounts payable, sales returns and recoverability of long-term assets.

New Accounting Pronouncement--In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 simplifies the previous standards for computing earnings per share ("EPS") and requires the disclosure of basic and diluted earnings per share. The Company has adopted SFAS 128 in presenting EPS disclosure for 1997 and the prior years presented. Because of the anti-dilutive effect that the Company's equity instruments have on EPS in the years presented, basic and diluted EPS are both computed by dividing the net loss by the weighted average number of shares outstanding.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting for Comprehensive Income" ("SFAS 130"). SFAS 130 requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company is presently developing a statement to comply with these requirements and, accordingly, will include such statement beginning with the first quarter of 1998.

In addition, in June of 1997, the FASB issued Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS
131), which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers and products and services. The Company will evaluate the effect that this new standard has on the Company's financial statement presentation, and the required information will be reflected in the financial statements for the year ended December 31, 1998.

                         MERISEL, INC. AND SUBSIDIARIES

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

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. As of December 31, 1997, cash and cash equivalents included $9,500,000 in restricted cash balances.

Inventories--Inventories are valued at the lower of cost or market; cost is determined on the average cost method.

Property and Depreciation--Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

The Company capitalizes all direct costs incurred in the construction of facilities and the development and installation of new computer and warehouse management systems. Such amounts include the costs of materials and other direct construction costs, purchased computer hardware and software, outside programming and consulting fees, direct employee salaries and interest.

Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired resulted from the acquisition in January 1994 of Merisel FAB, Inc., which operated the ComputerLand Franchise and Datago Aggregation Business ("Merisel FAB"), and the acquisition in 1990 of Microamerica, Inc. Accumulated amortization was $14,429,000 and $7,672,000 as of December 31, 1996 and 1997, respectively. The cost in excess of net assets acquired from Microamerica, Inc. is being amortized over a period of 40 years using the straight line method. The cost in excess of net assets acquired from Merisel FAB was being amortized over an aggregate period of 25 years. As of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB. In connection with such sale, the cost in excess of net assets acquired related to Merisel FAB were written off (see Note 4 - "Dispositions").

The Company reviews the recoverability of intangible assets and other long lived assets to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of intangible assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and fair value of the assets (see Note 2 - "Impairment Losses").

Income Taxes--Deferred income taxes represent the amounts which will be paid or received in future periods based on the tax rates that are expected to be in effect when the temporary differences are scheduled to reverse.

At December 31, 1995, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes was approximately $7,000,000, representing primarily earnings in the Company's Canadian subsidiary. No undistributed foreign earnings remained in the Company as of December 31, 1997.

Concentration of Credit Risk--Financial instruments which subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign currency exchange contracts. Concentration of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers, maintains an allowance for potential credit losses and in certain locations maintains credit insurance as the Company deems appropriate. The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.

                         MERISEL, INC. AND SUBSIDIARIES

Fair Values of Financial Instruments--The fair values of financial instruments, other than long-term debt, closely approximate their carrying value because of their short term nature. The estimated fair value of long-term debt including current maturities, based on reference to quoted market prices, was greater than its carrying value as of December 31, 1997 by $10,000,000, and was less than the carrying value as of December 31, 1996 by approximately $60,776,000.

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

Foreign Exchange Instruments--The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward dollar contracts to hedge short-term advances to its foreign subsidiary and to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. The Company's foreign exchange rate contracts minimize the Company's exposure to exchange rate movement risk, as any gains or losses on these contracts are offset by gains and losses on the transactions being hedged. There were no outstanding foreign exchange contracts as of December 31, 1996. As of December 31, 1997, there were approximately $42,000,000 in outstanding foreign exchange contracts. In 1995, there was a net foreign currency loss of $806,000, primarily due to the devaluation of the Mexican Peso. In 1996, the Company recorded a net foreign currency gain of $161,000 which was also primarily related to the performance of the Mexican Peso against the United States dollar. In 1997, the Company recorded a net foreign currency loss of $351,000. These amounts are recorded as other expense.

Fiscal Periods--The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to March 31, June 30, September 30 and December 31. For clarity of presentation, the Company has described year-ends presented as if the years ended on December 31 and quarter-ends presented as if the quarters ended on March 31, June 30, September 30 and December 31. The 1995 and 1996 fiscal years were 52 weeks in duration. The 1997 fiscal year was 53 weeks in duration. All quarters presented for 1996 and the first three quarters of 1997 were 13 weeks in duration. The fourth quarter of 1997 was 14 weeks in duration.

2. Impairment Losses

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying value of the asset, or related group of assets, may not be recoverable.

In 1993, the Company undertook the process of converting its North American Operations to SAP. Although this process was completed in Canada in 1995, the Company delayed the implementation in the United States and recorded an impairment charge of $19,500,000. In the fourth quarter of 1997, the Company renewed its implementation efforts. As part of this process, the Company reviewed previously capitalized costs and determined that a portion of these costs no longer provided value to the Company primarily due to changes in the SAP implementation strategy and the planned implementation of a different version of SAP. As a result, a $14,100,000 impairment charge was recorded.

                         MERISEL, INC. AND SUBSIDIARIES

In the quarter ended September 30, 1996, the Company determined that a portion of the carrying value for certain of its identifiable intangible assets would not be recovered from their use in future operations. Accordingly, these assets were written down to their fair values as of September 30, 1996. An impairment was recognized on the intangible assets of Merisel FAB, due to declining sales growth, margins and earnings, and the resulting negative trend in projected cash flows. The intangible assets of Merisel FAB were acquired in January 1994 and had a net book value of $87,500,000 in 1995 prior to the impairment losses. In the fourth quarter of 1995, the fair value of the intangible assets was measured by discounting future expected cash flows, which resulted in a required write down of $30,000,000. Another impairment charge of $40,000,000 was recognized against these assets in the third quarter of 1996 on the same basis. In December 1996, the Company recorded an additional $2,033,000 charge to adjust Merisel FAB assets to their fair value based on the provisions of a definitive agreement to sell such assets in the first quarter of 1997. (See Note 4 "Dispositions.")

In March 1996, effective January 1, 1996, the Company sold its interest in its wholly owned Australian subsidiary, Merisel Pty Ltd. ("Merisel Australia"), to Tech Pacific Holdings Ltd. Under the terms of the agreement, the Company received consideration of $9,900,000 in the form of repayment of certain intercompany debt obligations for $8,500,000 and $1,400,000 in non-cash asset transfers. The Company recognized a $1,900,000 charge as an impairment loss for the write down of the Australian net assets to their net realizable value in the fourth quarter of 1995.

3. Debt Restructuring and Equity Investment

On September 19, 1997, the Company and Merisel Americas entered into a definitive Stock and Note Purchase Agreement with Phoenix Acquisition Company II, L.L.C. ("Phoenix"), a Delaware limited liability company whose sole member is Stonington Capital Appreciation 1994 Fund, L.P. Pursuant to the Stock and Note Purchase Agreement, on September 19, 1997 Phoenix acquired a Convertible Note for $137,100,000 (the "Convertible Note") and 4,901,316 shares of Common Stock (the "Initial Shares") for $14,900,000. The Convertible Note was an unsecured obligation of the Company and Merisel Americas and provided that, upon the satisfaction of certain conditions, including obtaining stockholder approval, the Convertible Note would automatically convert into 45,098,684 shares of Common Stock (the "Conversion Shares").

The Company used substantially all of the $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note to repay indebtedness of its operating subsidiaries consisting of $80,697,000 principal amount outstanding under a revolving credit agreement, $53,798,000 principal amount of its 11.5% senior notes, and $13,200,000 principal amount of subordinated notes. In connection with these repayments, the Company recorded an extraordinary loss on the extinguishment of debt of $3,744,000. This amount consisted of a "make whole" premium of $960,000 required to be paid with respect to the prepayment of the subordinated notes, unamortized prepaid financing fees totaling approximately $2,546,000 and other costs totaling $238,000. Additionally, the Company incurred $5,230,000 in other expenses related to the Company's efforts to effect a restructuring of its debt. These costs include $4,380,000 of professional fees and other costs associated with the termination of a Limited Waiver Agreement with the holders of its 12.5% Senior Notes due 2004 ("12.5% Notes") and $850,000 in costs that were incurred as a result of the change in control that occurred upon the conversion of the Convertible Note. Additionally, selling, general and administrative expenses include compensation charges of $1,950,000 incurred pursuant to employment contracts of certain executive officers of the Company related to the debt restructuring.

On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. On December 19, 1997, following receipt of stockholder approval, the remaining portion of the Convertible Note was converted into Common Stock. The $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note was partially offset by professional fees and other direct costs related thereto totaling approximately $12,099,000, which were recorded as a reduction to additional paid in capital at the time of conversion. As of December 31, 1997, Phoenix owned 50,000,000 shares of Common Stock, or approximately 62.4% of the outstanding Common Stock.

                         MERISEL, INC. AND SUBSIDIARIES

4.  Dispositions

On October 4, 1996, Merisel completed the sale of its European, Mexican and Latin American subsidiaries ("EML") to CHS Electronics, Inc. ("CHS"). The sale was effective as of September 27, 1996. A loss of $33,455,000, which includes approximately $7,400,000 of direct costs related to the sale, was recorded on such sale. The sale price, computed based on the combined closing balance sheet of EML, was $147,631,000, consisting of (i) $110,379,000 in cash, (ii) the assumption of Merisel's European asset securitization agreement against which $26,252,000 was outstanding at closing and (iii) a receivable for $11,000,000 which has since been collected.

As of March 28, 1997, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary, Merisel FAB, Inc. ("Merisel FAB") to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex"). The sale price, computed based upon the February 21, 1997 balance sheet of Merisel FAB, was $31,992,000 consisting of the buyer assuming $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. As part of the sale, the Company agreed to extend rebates to Synnex on future purchases, not to exceed $2,000,000. In connection with this sale, the Company recorded an impairment charge in the fourth quarter of 1996 for $2,033,000 to adjust Merisel FAB's assets to their fair value.

In addition, effective January 1, 1996, the Company completed the sale of Merisel Australia (see Note 2). Following is summarized pro forma operating results assuming that the Company had sold EML, Merisel FAB, and Merisel Australia as of January 1, 1996.


                                             (Unaudited)
                                 (in thousands except per share data)
                                   Twelve Months Ended December 31,
                                     1996                    1997
                               ---------------         ---------------
        Net Sales              $    3,441,343            $  3,846,795
        Gross Profit                  179,238                 233,406
        Net loss                      (60,751)                (17,994)
                               ===============         ================
        Net loss per basic &
        diluted share          $        (2.02)           $      (0.54)
                               ===============         ================
        Weighted Average
        basic & diluted
        Shares Outstanding             30,001                  33,216
                               ===============         ================


EML is not an incorporated entity for which historical financial statements were prepared. The historical balances used in preparing the above pro forma balances represent combined balances obtained from the separate unaudited financial statements for the individual entities comprising EML. The pro forma results include adjustments for general and administrative expenses that would not have been eliminated due to the sale of EML. The pro forma adjustments also include adjustments for amortization of intangible assets and for interest expense on debt repaid with a portion of the proceeds from the sale, net of the effect of an interest rate increase resulting from the renegotiation of certain debt agreements as a result of the sale. Historical balances obtained from the unaudited financial statements of Merisel FAB and Merisel Australia were also used in preparing the pro forma balances above.

                         MERISEL, INC. AND SUBSIDIARIES

5. Sale of Accounts Receivable

The Company's wholly owned subsidiary, Merisel Americas, sells trade receivables on an ongoing basis to its wholly owned subsidiary Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. This facility expires in October 2000.

Effective December 15, 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Effective October 16, 1995, Merisel U.K. Ltd. ("Merisel U.K.") entered into a receivables purchase agreement with a securitization Company to provide funding for Merisel U.K. This facility, including $26,252,000 outstanding thereunder, was assumed by CHS in connection with the purchase of EML effective September 27, 1996.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 1997 the total amount outstanding under these facilities was $310,560,000. Fees incurred in connection with the sale of accounts receivable for the years ended December 31, 1995, 1996 and 1997 were $10,291,000, $16,029,000 and
$16,030,000, respectively, and are recorded as other expense.


6. Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                       Estimated
                                                        Useful
                                                          Life
                                                       (in Years)
                                                                          December 31,
                                                                        ----------------
                                                                        1996       1997
                                                                      ---------- ---------
     Land  .............................................              $  5,818   $  2,440
     Building...........................................      20         3,880      3,880
     Equipment..........................................   3 to 10      65,628     66,455
     Furniture and fixtures.............................    3 to 5       8,575      6,733
     Leasehold improvements.............................   3 to 20       9,025      8,166
     Construction in progress...........................                21,850     14,589
                                                                      ---------- ---------
     Total..............................................               114,776    102,263
     Less accumulated depreciation and amortization.....               (53,346)   (62,121)
                                                                      ---------- ---------
     Property and equipment, net........................              $ 61,430   $ 40,142
                                                                      ========== =========


                         MERISEL, INC. AND SUBSIDIARIES

7. Income Taxes

The components of loss before income taxes consisted of the following (in thousands):

                                                       For the Years Ended December 31,
                                                  --------------------------------------------
                                                      1995            1996           1997
                                                  -------------  --------------  -------------
Domestic.........................................   $ (71,884)      $(100,139)     $(18,442)
Foreign..........................................     (33,806)        (38,697)        2,601
                                                  -------------  --------------  -------------
Total............................................   $(105,690)      $(138,836)     $(15,841)
                                                  =============  ==============  =============


The (benefit) provision for income taxes consisted of the following (in thousands):

                                                       For the Years Ended December 31,
                                                  --------------------------------------------
                                                      1995            1996           1997
                                                  -------------  --------------  -------------
     Current:
          Federal.....................              $(24,627)      $ (1,706)
          State.......................                   130            360            $ 312
          Foreign.....................                (2,753)        (3,290)             346
                                                  -------------  --------------  -------------
          Total Current...............               (27,250)        (4,636)             658
                                                  -------------  --------------  -------------
     Deferred:
          Domestic....................                 7,120          4,659
          Foreign.....................                (1,649)         1,516             (162)
                                                  -------------  --------------  -------------
          Total deferred..............                 5,471          6,175             (162)
                                                  -------------  --------------  -------------
          Total provision (benefit)...              $(21,779)      $  1,539            $ 496
                                                  =============  ==============  =============

Deferred tax liabilities and assets were comprised of the following (in thousands):

                                                                        December 31,
                                                                    1996           1997
                                                                 ------------  ------------
     Deferred tax assets
          Net operating loss..........................            $26,328         $51,744
          Expense accruals............................             11,919          16,164
          State taxes.................................               (372)            109
          Property and goodwill.......................             10,697          (4,361)
          Other, net..................................              2,033           2,314
                                                                 ------------  ------------
                                                                   50,605          65,970
          Valuation allowances........................            (50,123)        (65,327)
                                                                 ------------  ------------
               Total..................................              $ 482         $   643
                                                                 ============  ============
     Net deferred tax asset...........................              $ 482        $    643
                                                                 ============  ============

                         MERISEL, INC. AND SUBSIDIARIES

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                                             For the Years Ended
                                                                                December 31,
                                                                  --------------------------------------------
                                                                     1995             1996            1997
                                                                  -------------  --------------   ------------
     Statutory rate..............................................     (35.0)%          (35.0)%      (35.0)%
     Increase in U.S. valuation allowance........................       9.3             27.3         32.7
     State income taxes, less effect of federal deduction........       0.1               .2          1.3
     Foreign income subject to tax at other than statutory rate..       3.2
     Goodwill amortization.......................................       0.4               .2          1.5
     Foreign losses with benefits at less than statutory rate....       0.1              7.2
     Utilization of net operating losses of foreign subsidiary...                       (1.0)         1.2
     Other.......................................................       1.3              2.2          1.5
                                                                  -------------  --------------   ------------
     Effective tax rate..........................................     (20.6)%            1.1%         3.2%
                                                                  =============  ==============   ============

Upon the issuance of the Conversion Shares, the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company's ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company's equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company has estimated that this limitation could reduce available net operating loss carryforwards by approximately $23,000,000 and has adjusted its deferred tax asset to reflect such estimated limitation. At December 31, 1996 and 1997, the Company had available net operating loss carryforwards of $77,643,000 and $125,378,000, after adjusting for the estimated limitation, which expires at various dates through December 31, 2012.


8. Debt

At December 31, 1997, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers.

At December 31, 1997, the Company had promissory notes outstanding with an aggregate balance of $8,429,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment. At December 31, 1996, the Company's only capital lease obligations were $187,000 related to Merisel FAB's operations. These obligations were assumed by Synnex as part of the sale of Merisel FAB in the first quarter of 1997.

9. Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases. Future minimum rental payments, under leases that have initial or remaining noncancelable lease terms in excess of one year are $8,717,000 in 1998, $7,089,000 in 1999, $5,043,000 in 2000, $4,315,000 in 2001, $3,011,000 in
2002 and $3,298,000 thereafter. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 1995, 1996 and 1997 was $14,840,000, $16,284,000 and $10,487,000, respectively.

                         MERISEL, INC. AND SUBSIDIARIES

The Company has arrangements with certain finance companies that provide inventory and accounts receivable financing facilities for its customers. In conjunction with these arrangements, the Company has inventory repurchase agreements with the finance companies that would require it to repurchase certain inventory if repossessed from the customers by the finance companies. Such repurchases have been insignificant in the past.

In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. On August 8, 1997 the Court of Appeals for the Ninth Circuit (the "Court of Appeals") reversed the dismissal and remanded the case to the trial court. On August 22, 1997, the Company filed a petition for rehearing and suggestion of rehearing en banc (the "Petition") with the Court of Appeals. On January 30, 1998, the Court of Appeals issued an order amending its prior opinion and denying the Company's petitions for rehearing and rehearing en banc. In light of this order, the Federal District Court has scheduled a hearing for April 13, 1998. The Company intends to defend itself vigorously against this claim.

In January 1997, the Company received notice that Tech Pacific had brought a claim in the Supreme Court of New South Wales, Sydney Registry Commercial Division, against Merisel; its subsidiary Merisel Asia, Inc. ("Merisel Asia"); Patrick T. Woods, former managing director of Merisel Australia; and Michael D. Pickett, former CEO and Chairman of Merisel, in a proceeding captioned Tech Pacific Holdings Limited, v. Merisel, Inc., et. al. In March 1996, Tech Pacific purchased Merisel Pty, Ltd ("Merisel Australia"), Merisel's Australian subsidiary, for a purchase price of $9,900,000 pursuant to the Share Purchase Agreement dated as of March 7, 1996 between Merisel Asia and Tech Pacific. The claim asserts various breaches of representations and warranties as well as misleading and deceptive conduct under relevant provisions of Australian law with respect to the financial position of Merisel Australia as represented by oral and written disclosures. The plaintiffs seek to recover specified damages exceeding AUS$8.3 million (or approximately US$5.6 million as of March 27, 1998) as well as unspecified damages plus costs and expenses associated with the claim. The Company intends to defend itself vigorously against this claim. The Company does not believe that the outcome of the claim will have a material adverse effect on the Company or its financial condition.

                         MERISEL, INC. AND SUBSIDIARIES

Effective April 14, 1997, the Company entered into a Limited Waiver and Voting Agreement (the "Limited Waiver Agreement") with holders of more than 75% of the outstanding principal amount of the Company's 12-1/2% Senior Notes due 2004 (the "12.5% Note"). Pursuant to the terms of the Limited Waiver Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchanged (the "Exchange") their 12.5% Notes for common stock of the Company (the "Common Stock"), which would equal approximately 80% of the outstanding shares of Common Stock immediately after the Exchange. The Limited Waiver Agreement also provided that, immediately after the consummation of the Exchange, the Company would issue certain warrants to the existing holders of Common Stock. The conditions to the Exchange were not met and, on September 19, 1997, the Limited Waiver Agreement terminated in accordance with its terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Prior to the termination of the Limited Waiver Agreement on September 19, 1997, certain disagreements arose between the Company and certain holders of the Company's 12.5% Notes ("Noteholders") over the interpretation of the Company's obligations under the Limited Waiver Agreement, including that the Limited Waiver Agreement did not require either the Board of Directors of the Company (the "Board") or the Company to recommend to its stockholders proposals relating to the proposed debt restructuring in which the Noteholders would have exchanged their 12.5% Notes for Common Stock (the "Noteholder Restructuring") and that the Company was not obligated to seek confirmation of a "prepackaged plan" of reorganization by means of the "cramdown" provisions of the Bankruptcy Code. On September 4, 1997, the Company filed suit in Delaware Chancery Court (the "Delaware Action") seeking a declaratory judgment with respect to these issues. The Company intends to vigorously prosecute its claim in the Delaware Action. There can be no assurance, however, that the Company will ultimately be successful with respect to its claims.

On September 11, 1997, certain Noteholders filed an answer to the Company's complaint in the Delaware Action as well as a counterclaim against the Company asserting claims for breach of the Limited Waiver Agreement, unjust enrichment and a declaratory judgment (the "Noteholder Suit"). The Noteholder Suit also asserts a claim for unjust enrichment against Dwight A. Steffensen, the Company's Chief Executive Officer. The Noteholder Suit seeks damages in excess of $100 million from the Company. The Company's alleged breaches include, among other things, that the Board changed its recommendation with respect to proposals relating to the Noteholder Restructuring. The Company and Mr. Steffensen filed motions for judgment on the pleadings on October 7, 1997 seeking to have the Noteholder Suit dismissed. On January 5, 1998, the Court denied both motions. The Company and Mr. Steffensen believe that they have strong defenses to each of the claims asserted and intend to defend themselves vigorously. There can be no assurance, however, as to the ultimate outcome of these claims.

In addition, on September 19, 1997, the Company received notice from representatives of the lenders under the agreements relating to certain operating company debt that, in connection with the Company's repayment of such debt, such lenders believe that they are owed approximately $2.7 million in fees. On October 31, 1997, the Company received a further letter demanding payment of such fees. The Company does not believe any such fees are owed and has so notified the lenders. There can be no assurance, however, as to the ultimate outcome of this claim.

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiffs allege that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, interalia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiffs further allege that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiffs seek to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. The Company intends to defend itself vigorously against this claim.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

                         MERISEL, INC. AND SUBSIDIARIES

10. Employee Stock Options and Benefit Plans

On December 19, 1997, the Company's stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the "Stock Award and Incentive Plan"). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 8,000,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company's other stock-based incentive plans for employees and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. The optionees, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options must be granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1998, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of December 31, 1997, 1,435,000 options remain outstanding under the Company's other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 50,000 shares are reserved for issuance under the Company's 1992 Stock Option Plan for Non-Employee Directors. The following summarizes the aggregate activity in all of the Company's plans for the three years ended December 31, 1997:


                                      1995                             1996                            1997
                           ----------------------------     ---------------------------    -----------------------------
                                           Wgtd Avg.                         Wgtd Avg.                     Wgtd Avg.
                             Shares        Exer. Price       Shares          Exer. Price      Shares       Exer. Price
                           -------------  ------------      -------------   -------------  -------------- --------------

Outstanding at
   beginning of year        1,902,625         9.03             3,191,289          7.30        1,368,345          7.48
Granted                     1,680,241         5.91               354,500          2.45        6,146,323          3.86
Exercised                    (112,422)        2.99              (215,000)          .67
Canceled                     (279,155)       12.43            (1,962,444)         7.04         (841,143)         6.41
                          ------------                     -------------                    -------------
Outstanding at end
   of year                  3,191,289         7.30             1,368,345          7.48        6,673,525          4.10
                          ------------                      -------------                    -------------

Option price range for
  Exercised shares                       $2.20-$6.25                       $0.01-$2.20                         $0.00
                                         -----------                     -------------                         -----

Weighted average fair
   value  at date of grant,
    of options  granted
    during the year             $3.80                              $1.61                          $2.55
                          ------------                      -------------                    -------------



                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The following table summarizes information about stock options outstanding at December 31, 1997:

                                       Options Outstanding                        Options Exercisable
                            -------------------------------------------    -----------------------------------
                                              Weighted
                                              Average       Weighted                             Weighted
                                Number       Remaining      Average             Number           Average
         Range of            Outstanding        Life        Exercise          Exercisable        Exercise
      Exercise Prices        at 12/31/97      In Years       Price            at 12/31/97         Price
-------------------------  ---------------  ------------- ------------      -----------------  ---------------
   $  3.0000  to  $  3.0000         92,727       4           $  3.0000                87,727        $  3.0000
   $  11.3750  to  $11.3750         43,250       5           $ 11.3750                43,250        $ 11.3750
   $  11.7500  to  $11.8750         59,000       6           $ 11.8686                53,400        $ 11.8680
   $   4.3100  to  $19.8750      4,776,623       7           $  4.4314               980,050        $  4.8051
   $  4.5790  to  $  6.3125        200,500       8           $  5.7481               104,000        $  5.7601
   $  1.8750  to  $  2.8125        703,875       9           $  2.6915               568,500        $  2.7622
   $   1.6250  to  $ 2.3100        797,550       10          $  2.0744                     0        $       0
                            ---------------                                  -----------------

   $   1.6250  to  $19.8750      6,673,525                                         1,836,927
                            ===============                                  =================

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Corporation's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                      (In thousands, except per share amounts)
                                      1995             1996               1997
                                  ---------------   ---------------    ----------------
    Net Loss - As Reported           $(83,911)        $(140,375)          $( 15,841)
    Net Loss - Pro Forma             $(84,480)        $(140,994)          $( 16,914)

    Loss Per Share - As Reported     $  (2.82)        $   (4.68)          $    (.48)
    Loss Per Share - Pro Forma       $  (2.83)        $   (4.70)          $    (.51)

The fair value of each option granted during 1995, 1996 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      1995             1996               1997
                                  ----------------  ---------------    ----------------
    Expected life                        5.0              5.0               5.0
    Expected volatility                 72.41%           72.69%            73.84%
    Risk-free interest rate             6.27%             6.32%             5.76%
    Dividend Yield                      0.00%             0.00%             0.00%


                         MERISEL, INC. AND SUBSIDIARIES

The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least one year of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $125,000 and $506,000 to the plan during the years ended December 31, 1995 and 1997, respectively. The Company did not make any matching contributions on behalf of its employees in 1996.


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


                                         United                          Other
                                         States         Canada       International    Eliminations    Consolidated
                                      ------------- ---------------- -------------- ----------------  -------------
1995:
    Net sales.......................   $ 3,996,346    $   572,569     $ 1,388,052                       $ 5,956,967
                                      ============= ================ ==============                   =============
    Operating loss..................   $   (37,825)   $    (3,637)    $   (12,760)                      $   (54,222)
                                      ============= ================ ==============                   =============
    Identifiable assets.............   $   738,220    $   135,482     $   375,878      $   (19,246)     $ 1,230,334
                                      ============= ================ ============== ================  =============
1996:
    Net sales.......................   $ 3,818,923    $   643,730     $ 1,060,171                       $ 5,522,824
                                      ============= ================ ==============                   =============
    Operating income (loss)......... $     (44,295)   $    (5,406)    $     1,901                       $   (47,800)
                                      ============= ================ ==============                   =============
    Identifiable assets............. $     623,707    $   126,691                      $   (19,359)     $   731,039
                                      ============= ================                ================  =============
1997:
    Net sales....................... $    3,288,241   $   760,731                                       $ 4,048,972
                                      ============= ================                                  =============
    Operating income ............    $       27,667   $     7,911                                       $    35,578
                                      ============= ================                                  =============
    Identifiable assets............. $      603,414   $   152,648                      $    (8,951)     $   747,111
                                      ============= ================                ================  =============



                         MERISEL, INC. AND SUBSIDIARIES

12. Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the fiscal years ended 1996 and 1997 is presented below (in thousands, except per share amounts):


                                                             1996
                                      --------------------------------------------------------
                                         March 31        June 30     September 30  December 31
                                      -------------- ------------- --------------- -----------
     Net sales......................    $1,536,589    $1,442,668    $1,393,532      $1,150,035
     Gross profit...................        87,223        79,587        57,193          65,251
     Net loss.......................       (13,508)      (11,404)     (117,138)          1,675
     Net loss per share.............         (0.45)        (0.38)        (3.90)            .06


                                                             1997
                                      --------------------------------------------------------
                                         March 31        June 30     September 30  December 31
                                      -------------- ------------- --------------- -----------
     Net sales......................    $1,113,100      $895,754      $965,238      $1,074,880
     Gross profit...................        64,977        55,654        58,508          61,945
     Net (loss) income before
       extraordinary item...........         1,130         2,046       (5,333)          (9,939)
     Net (loss) income..............         1,130         2,046       (9,077)          (9,939)
     Net (loss) income per basic
     and diluted share before
     extraordinary item.............           .04           .07         (.17)            (.24)
     Net (loss) income per
       basic and diluted share......           .04           .07         (.29)            (.24)



The Company recorded adjustments related to vendor account reconcilations and customer disputes that amounted to $2,200,000 in each of the first two quarters of 1996 and $23,000,000 in the third quarter of 1996. Additionally, charges in the third quarter of 1996 were recognized for further impairment of certain long lived assets for $40,000,000 and for the loss on the sale of certain assets totaling $33,455,000. In the fourth quarter of 1996, net income includes a $2,033,000 charge to adjust Merisel FAB's assets to their fair value based on the provisions of a definitive agreement to sell such assets in the first quarter of 1997. In the third quarter of 1997, the Company recorded $9,324,000 in expenses related to its debt restructuring efforts. These expenses included $1,950,000 in compensation to executive officers of the Company in connection with the successful restructuring, $3,630,000 related to the termination of the Limited Waiver Agreement with certain holders of the Company's 12.5% Notes, and $3,744,000 in extraordinary loss on the extinguishment of debt. In the fourth quarter of 1997, the Company recorded additional charges of $1,600,000 related to the conversion of the Convertible Note and the resulting change in control. The Company also recognized an asset impairment charge in the fourth quarter of 1997 for $14,100,000 against capitalized costs associated with the previously scheduled implementation of the SAP information system in the U.S., which was delayed in 1996 and has since been resumed in the fourth quarter of 1997.

                                   SCHEDULE II

                         MERISEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1995, 1996 AND 1997


                                             Balance at     Charged to                   Balance at
                                             December 31,    Costs and                  December 31,
                                                1994          Expenses    Deductions        1995
                                            -------------- ------------- ------------- --------------
Accounts receivable--Doubtful accounts.....   $16,511,000   $16,335,000   $12,647,000    $20,199,000
Accounts receivable--Other (1).............     9,048,000    23,100,000    27,561,000      4,587,000

                                             Balance at     Charged to                   Balance at
                                             December 31,    Costs and                  December 31,
                                                1995          Expenses    Deductions        1996
                                            -------------- ------------- ------------- --------------
Accounts receivable--Doubtful accounts.....   $20,199,000   $17,421,000   $17,858,000    $19,762,000
Accounts receivable--Other (1).............     4,587,000    14,355,000    15,020,000      3,922,000

                                             Balance at     Charged to                   Balance at
                                             December 31,    Costs and                  December 31,
                                                1996          Expenses    Deductions        1997
                                            -------------- ------------- ------------- --------------
Accounts receivable--Doubtful accounts.....   $19,762,000    $7,361,000   $10,521,000    $16,602,000
Accounts receivable--Other (1).............     3,922,000    16,232,000    18,207,000      1,947,000


(1) Accounts receivable--Other includes allowances for net sales returns and uncollectible cooperative advertising credits.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1998 annual meeting of stockholders (the "1998 Proxy Statement") under the captions "Election of Directors - Information Regarding Nominees and the Board of Directors," "Election of Directors - Executive Officers" and "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information contained in the 1998 Proxy Statement under the captions "Election of Directors - Executive Compensation - Summary Compensation Table; - Options in 1997; - Compensation Committee Interlocks and Insider Participation;" "Election of Directors - Employment and Change-in-Control Arrangements" and "Election of Directors - Director Compensation."


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference to the information contained in the 1998 Proxy Statement under the caption "Election of Directors - Ownership of Common Stock."

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the information contained in the 1998 Proxy Statement under the caption "Election of Directors - Cerain Relationships and Related Transactions."



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) List of documents filed as part of this Report:

          (1) Financial Statements included in Item 8:

              Independent Auditors' Report.

              Consolidated Balance Sheets at December 31, 1996 and 1997.

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997.

              Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1997.

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

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

    (b) The Following Reports on Form 8-K were filed during the quarter ended December 31, 1997:

             Current Report on Form 8-K, dated October 22, 1997; and Current Report on Form 8-K, dated December 19, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1998
                                  MERISEL, INC.

                           By          /s/James E. Illson
                              ------------------------------------------------
                                          James E. Illson
                             Executive Vice President - Operations and Finance
                                       and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       Title                                               Date
Signature


/s/Dwight A. Steffensen          Chairman, Chief Executive Officer and President            March 30,1998
   Dwight A. Steffensen                     (Principal Executive Officer)


/s/James E. Illson         Director, Executive Vice President - Operations                  March 30,1998
   James E. Illson           and Finance and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)


/s/Albert J. Fitzgibbons III                         Director                               March 30,1998
   Albert J. Fitzgibbons III


/s/Bradley J. Hoecker                                Director                               March 30,1998
   Bradley J. Hoecker


/s/Robert J. McInerney                               Director                               March 30,1998
   Robert J. McInerney


/s/Stephen M. McLean                                 Director                               March 30,1998
   Stephen M. McLean


/s/Dr. Arnold Miller                                 Director                               March 30,1998
   Dr. Arnold Miller


/s/Thomas P. Mullaney                                Director                               March 30,1998
   Thomas P. Mullaney


/s/Lawrence J. Schoenberg                            Director                               March 30,1998
   Lawrence J. Schoenberg


                                  EXHIBIT INDEX


     2.1 Purchase Agreement dated as of August 29, 1996 between CHS Electronics, Inc., Merisel, Inc. and Merisel Europe, Inc. (15)

     2.2 First Amendment to Purchase Agreement dated as of October 4, 1996 between CHS Electronics, Inc., Merisel, Inc. and Merisel Europe, Inc. (15)

     2.3 Settlement Agreement and Release dated February 13, 1997 by and among CHS Electronics, Inc., Merisel, Inc. and Merisel Europe, Inc. (15)

     2.4 Asset Purchase Agreement dated January 15, 1997 by and among SYNNEX Information Technologis, Inc., SynFab, Inc. and Merisel FAB, Inc.
           (19)

     2.5 Amendment No. 1 to the Asset Purchase Agreement dated as of March 6, 1997 by and among Merisel, Inc., Merisel FAB, Inc., SYNNEX Information Technologies, Inc. and ComputerLand Corporation, successor-in-interest to SynFab, Inc. (19)

     3.1   Restated Certificate of Incorporation of Merisel, Inc. (1)

     3.2 Amendment to Certificate of Incorporation of Merisel, Inc. dated August 22, 1990. (5)

     3.3 Amendment to Certificate of Incorporation of Merisel, Inc. dated December 19, 1997. (21)

     3.4   Bylaws, as amended, of Merisel, Inc. (7)

     4.1 Indenture dated October 15, 1994 between Merisel, Inc. and NationsBank of Texas, N.A., as Trustee, relating to the Company's 12.5% Senior Notes Due 2004, including the form of such Senior Notes attached as Exhibit A thereto. (11)

     4.2 Form of Limited Waiver and Voting Agreement, dated as of April 11, 1997, by and among Merisel, Inc. and the holders of the 12 1/2% Senior Notes due December 31, 2004. (19)

     4.3 Form of Limited Waiver and Agreement to Amend dated as of April 14, 1997 by and among Merisel, Inc., Merisel Europe, Inc., and the holders of the Revolving Credit Agreement and the Senior Note Purchase Agreement. (19)

    10.1 1983 Employee Stock Option Plan of Softsel Computer Products, Inc., as amended, together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under 1983 Employee Stock Option Plan. (6)*

    10.2 1991 Employee Stock Option Plan of Merisel, Inc. together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under the 1991 Employee Stock Option Plan. (7)*

    10.3 Amendment to the Company's 1991 Employee Stock Option Plan dated January 16, 1997. (19)*

    10.4   Merisel, Inc. 1992 Stock Option Plan for Nonemployee Directors. (9)*

    10.5   Softsel Computer Products, Inc. Executive Deferred Compensation Plan.
          (10)*

    10.6   Merisel, Inc. 1997 Stock Award and Incentive Plan. (22)*

    10.7 Form of Nonqualified Stock Option Plan under the 1997 Stock Award and Incentive Plan.

    10.8   Merisel, Inc. Amended and Restated 401(k) Retirement Savings Plan.
           (12)*

    10.9 Lease between Registrant and Pacifica Holding Company dated April 6, 1989. (2)

   10.10 Lease Agreement dated October 27, 1988 by and between Rosewood Development Corporation and Microamerica, Inc. re: property located in Marlborough, Massachusetts. (3)

   10.11 Lease Agreement dated May 23, 1990 by and between Kilroy-Freehold El Segundo Company and Softsel/Microamerica, Inc. re: property located in El Segundo, California. (4)

   10.12 Lease Agreement dated October 1991 by and between Koll Hayward Associates II and Merisel, Inc. (8)

   10.13 Annex X to Receivable Transfer Agreement and Receivables Purchase and Servicing Agreement dated as of October 2, 1995. (13)

   10.14 Form of Receivables Purchase Agreement between Merisel Canada, Inc. and Canadian Master Trust dated as of December 15, 1995. (14)

   10.15 Amended and Restated Receivables Transfer Agreement dated as of September 27, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc. (15)

   10.16 Amended and Restated Receivables and Servicing Agreement dated as of September 27, 1996, by and between Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. and General Electric Capital Corporation. (15)

   10.17 Amendment No. 1 and Waiver to Amended and Restated Receivables Purchase and Servicing Agreement dated as of November 7, 1996 among Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. Electric and General Capital Corporation. (19)

   10.18 Amendment No. 1 and Waiver to Amended and Restated Receivables Transfer Agreement dated as of November 7, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc. (19)

   10.19 Amendments to Securitization Agreements, dated as of December 19, 1997, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation.

   10.20 Form of Security Agreement between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995. (14)

   10.21 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995. (14)

   10.22 Share Purchase Agreement between Merisel, Inc., Merisel Asia, Inc. and Tech Pacific Holdings Ltd. dated March 7, 1996. (14)

   10.23 Retention Agreement between Merisel, Inc. and Thomas P. Reeves dated October 1, 1995. (13)*

   10.24 Employment Agreement dated February 12, 1996 between Dwight A. Steffensen and Merisel, Inc. (16)*

   10.25 Employment Agreement between Dwight A. Steffensen and Merisel, Inc. dated February 12, 1997. (19)*

   10.26 First Amendment to Employment Agreement dated as of December 15, 1997 between Merisel, Inc. and Dwight A. Steffensen.*

  10.27 Employment Agreement between Merisel, Inc. and James Illson dated August 19, 1996. (17)*

  10.28 First Amendment to Employment Agreement dated as of July 26, 1997 between Merisel, Inc., Merisel Americas, Inc., and James E. Illson.
           (20)*

   10.29 Employment Agreement, dated as of September 5, 1996, between Merisel, Inc. and James D. Wittry. (18)*

   10.30 Letter Agreement dated November 29, 1996 between Merisel, Inc. and Timothy N. Jenson. (18)*

   10.31 Amendment to Letter Agreement dated April 9, 1996 between Merisel, Inc. and Timothy N. Jenson. (18)*

   10.32 Amendment to Letter Agreement dated August 22, 1996 between Merisel, Inc. and Timothy N. Jenson. (18)*

   10.33 Change of Control Agreement dated as of July 26, 1997 between Merisel, Inc., Merisel Americas, Inc., and Timothy N. Jenson. (20)*

   10.34 Employment Agreement between Robert McInerney and Merisel, Inc. dated February 3, 1997. (19)*

   10.35 First Amendment to Employment Agreement dated as of July 26, 1997 between Merisel, Inc., Merisel Americas, Inc., and Robert J. McInerney. (20)*

   10.36 Change of Control Agreement dated as of June 23, 1997 between Merisel, Inc., Merisel Americas, Inc., and Karen A. Tallman. (20)*

   10.37   Stock and Note Purchase  Agreement,  dated September 19, 1997,  among
           Phoenix  Acquisition  Company  II,  L.L.C,  Merisel,   Inc.,  Merisel
           Americas, Inc., and incorporated herein by this reference. (23)

   10.38 Convertible Promissory Note dated September 19, 1997 of Merisel, Inc. and Merisel Americas, Inc.

   10.39 Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, L.L.C, and incorporated herein by this reference. (23)

   10.40 Revolving Credit Agreement and Convertible Promissory Note due July 2, 1998, between Merisel, Inc., Merisel Americas, Inc. and Bankers Trust Company dated January 26, 1998. (24)

   10.41 Letter Agreement dated January 26, 1998, between Merisel Americas, Inc. And Stonington Financing, Inc. (24)

      21   Subsidiaries of the Registrant.

      27 Financial Data Schedule for the years ended December 31, 1995, 1996 and 1997.

--------
      *    Management contract or executive compensation plan or arrangement.

    (1) Filed as an exhibit to the Form S-1 Registration Statement of Softsel Computer Products, Inc. No. 33-23700, and incorporated herein by this reference.

    (2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 of Softsel Computer Products, Inc., and incorporated herein by this reference.

    (3) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 of Softsel Computer Products, Inc., and incorporated herein by this reference.

    (4) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 of Softsel Computer Products, Inc., and incorporated herein by this reference.

    (5) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by this reference.

    (6) Filed as an exhibit to the Form S-8 Registration Statement of Softsel Computer Products, Inc., No. 33-35648, filed with the Securities and Exchange Commission on June 29, 1990, and incorporated herein by this reference.

    (7) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by this reference.

    (8) Filed as an exhibit to the Form S-3 Registration Statement of Merisel, Inc., No. 33-45696, filed with the Securities and Exchange Commission on February 14, 1992 and incorporated herein by this reference.

    (9) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by this reference.

   (10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 of Merisel, Inc., and incorporated herein by this reference.

   (11) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by this reference.

   (12) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

   (13) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by this reference.

   (14) Filed as an exhibit to Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 1995, and incorporated herein by this reference.

   (15) Filed as an exhibit to the Current Report on Form 8-K dated April 17, 1996, and incorporated herein by this reference.

   (16) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by this reference.

   (17) Filed as an exhibit to the Current Report on Form 8-K dated October 18, 1996, and incorporated herein by this reference.

   (18)    Filed as an  exhibit  to the  Quarterly  Report on Form 10-Q for the
           quarter  September  30,  1996,  and  incorporated   herein  by  this
           reference.

   (19) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference.

   (20) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by this reference.

   (21) Filed as Annex I to Schedule 14A dated October 6, 1997, and incorporated herein by this reference.

   (22) Filed as Annex II to Schedule 14A dated October 6, 1997, and incorporated herein by this reference.

   (23) Filed as an exhibit to the Current Report on Form 8-K, dated September 19, 1997, and incorporated herein by this reference.

   (24) Filed as an exhibit to the Current Report on Form 8-K dated January 26, 1998, and incorporated herein by this reference.