Form 10-K/A
period 1997-12-31
MERISEL INC /DE/
filed 1998-04-06
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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
(State or other jurisdiction of          (I.R.S. Employer Identification No. )
 incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of March 30, 1998 the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market was $89,536,602 (29,845,534 shares at a closing price of $3.00).

     As of March 30, 1998 the Registrant had 80,212,918 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

                                      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 1998
                            MERISEL, INC.

                          By   /s/James E. Illson
                               ----------------------
                               James E. Illson
                               Executive Vice President - Operations and Finance and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


     2.1 Purchase Agreement dated as of August 29, 1996 between CHS Electronics Inc., Merisel, Inc. and Merisel Europe, Inc. (15)

     2.2 First Amendment to Purchase Agreement dated as of October 4, 1996 between CHS Electronics, Inc., Merisel, Inc. and Merisel Europe, Inc. (15)

     2.3 Settlement Agreement and Release dated February 13, 1997 by and among CHS Electronics, Inc., Merisel, Inc. and Merisel Europe, Inc.(15)

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

    10.4   Merisel, Inc. 1992 Stock Option Plan for Nonemployee Directors. (9)*

    10.5   Softsel Computer Products, Inc. Executive Deferred Compensation Plan.
           (10)*

    10.6   Merisel, Inc. 1997 Stock Award and Incentive Plan. (22)*

    10.7 Form of Nonqualified Stock Option Plan under the 1997 Stock Award and Incentive Plan. (25)

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

   10.13 Annex X to Receivable Transfer Agreement and Receivables Purchase and Servicing Agreement dated as of October 2, 1995. (13)

   10.14 Form of Receivables Purchase Agreement between Merisel Canada, Inc. and Canadian Master Trust dated as of December 15, 1995. (14)

   10.15 Amended and Restated Receivables Transfer Agreement dated as of September 27, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc. (15)

   10.16 Amended and Restated Receivables and Servicing Agreement dated as of September 27, 1996, by and between Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. and General Electric Capital Corporation. (15)

   10.17 Amendment No. 1 and Waiver to Amended and Restated Receivables Purchase and Servicing Agreement dated as of November 7, 1996 among Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. Electric and General Capital Corporation. (19)

   10.18 Amendment No. 1 and Waiver to Amended and Restated Receivables Transfer Agreement dated as of November 7, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc. (19)

   10.19 Amendments to Securitization Agreements, dated as of December 19, 1997, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation. (25)

   10.20 Form of Security Agreement between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995. (14)

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

   10.23 Retention Agreement between Merisel, Inc. and Thomas P. Reeves dated October 1, 1995. (13)*

   10.24 Employment Agreement dated February 12, 1996 between Dwight A. Steffensen and Merisel, Inc. (16)*

   10.25 Employment Agreement between Dwight A. Steffensen and Merisel, Inc. dated February 12, 1997. (19)*

   10.26 First Amendment to Employment Agreement dated as of December 15, 1997 between Merisel, Inc. and Dwight A. Steffensen. (25)*

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

   10.38 Convertible Promissory Note dated September 19, 1997 of Merisel, Inc. and Merisel Americas, Inc. (23)

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

      21   Subsidiaries of the Registrant. (25)

      23   Consent of Deloitte & Touche, Independent Accountants.

      27 Financial Data Schedule for the years ended December 31, 1995, 1996 and 1997. (25)

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

   (25) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference.