Form 10-Q
period 1998-03-31
MERISEL INC /DE/
filed 1998-05-15
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                           Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

---------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last year

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X No ______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                            Number of Shares Outstanding
                  Class                     May 13, 1998
Common Stock, $.01 par value                80,214,568  Shares

                                  MERISEL, INC.
                                     INDEX

                                                         Page Reference
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets as of                     1-2
         March 31, 1998 and December 31, 1997

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 1998 and 1997             3

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1998 and 1997             4

         Notes to Consolidated Financial Statements            5-8

         Management's Discussion and Analysis of               9-18
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                    19-21

         SIGNATURES                                             23

                                  PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                MERISEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                         (In thousands)
                                           (Unaudited)
                                              ASSETS

                                                                              March 31,               December 31,
                                                                                 1998                     1997
                                                                          -------------------      -------------------
CURRENT ASSETS:
Cash and cash equivalents                                                           $109,701                  $36,447
Accounts receivable (net of allowances
 of $ 18,128 and $18,549 for 1998 and 1997,  respectively)                           167,502                  162,895
Inventories                                                                          467,546                  462,752
Prepaid expenses and other current assets                                             14,441                   12,352
Deferred income tax benefit                                                              646                      644
                                                                          -------------------      -------------------
   Total current assets                                                              759,836                  675,090

PROPERTY AND EQUIPMENT, NET                                                           42,902                   40,142

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                                       25,199                   25,381

OTHER ASSETS                                                                           5,589                    6,498
                                                                          -------------------      -------------------

TOTAL ASSETS                                                                        $833,526                 $747,111
                                                                          ===================      ===================

            See  accompanying  notes  to  consolidated  financial statements.



                           MERISEL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                      (Unaudited)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              March 31,             December 31,
                                                                                1998                    1997
                                                                         --------------------    --------------------

CURRENT LIABILITIES:
Accounts payable                                                                   $519,360               $437,211
Accrued liabilities                                                                  37,314                 37,268
Income taxes payable                                                                  2,024                  1,695
Long-term debt - current                                                              2,081                  1,762
                                                                          --------------------    -------------------
    Total current liabilities                                                       560,779                477,936

Long-term debt                                                                      130,929                131,667
                                                                          --------------------    -------------------
TOTAL LIABILITIES                                                                   691,708                609,603

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
   shares; none issued or outstanding
Common stock, $.01 par value, authorized
  150,000,000 shares;  80,212,918 and 80,078,500
  shares outstanding for 1998 and 1997, respectively                                    802                    801
Additional paid-in capital                                                          282,257                281,701
Accumulated deficit                                                                (133,369)              (137,005)
Cumulative translation adjustment                                                    (7,872)                (7,989)
                                                                         --------------------    --------------------
Total stockholders' equity                                                          141,818                137,508
                                                                         --------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $833,526               $747,111
                                                                         ====================    ====================



           See  accompanying  notes  to  consolidated  financial statements.




                                          MERISEL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (Unaudited)






                                                                Three Months Ended
                                                                     March 31,
                                                             1998                 1997
                                                       ----------------    -----------------
NET SALES                                                $ 1,101,670          $  1,113,100

COST OF SALES                                              1,039,919             1,048,124
                                                       ----------------    -----------------

GROSS PROFIT                                                  61,751                64,976

SELLING, GENERAL &
     ADMINISTRATIVE EXPENSES                                  49,093                51,520
                                                       ----------------    -----------------

OPERATING INCOME                                              12,658                13,456

INTEREST EXPENSE                                               3,783                 8,623

OTHER EXPENSE                                                  5,090                 3,530
                                                       -----------------   ------------------

INCOME BEFORE INCOME TAXES                                     3,785                 1,303

INCOME TAX PROVISION                                             149                   173
                                                       ------------------  ------------------

NET INCOME                                               $     3,636          $      1,130
                                                       ==================  ==================

NET INCOME PER SHARE (BASIC AND DILUTED)                 $      0.05          $       0.04
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES
          BASIC                                               80,152                30,078
          DILUTED                                             80,389                30,078
                                                       ==================  ===================


              See  accompanying  notes  to  consolidated  financial statements.






                               MERISEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)
                                                                                  Three Months Ended March 31,
                                                                                 1998                    1997
                                                                           ------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $      3,636          $     1,130

Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                                                      2,509                3,180
   Provision for doubtful accounts                                                    1,844                4,797
Changes in assets and liabilities:
   Accounts receivable                                                              (41,201)             (32,384)
   Inventories                                                                       (4,794)              34,348
   Prepaid expenses and other assets                                                 (1,180)              (4,083)
   Income taxes receivable/payable                                                      327                  779
   Accounts payable                                                                  82,149                6,626
   Accrued liabilities                                                                   45               (3,816)
                                                                                ------------------     --------------------
Net cash provided by operating activities                                            43,335               10,577
                                                                                ------------------     --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                   (5,062)                (648)
                                                                                ------------------     --------------------
Net cash used for investing activities                                               (5,062)                (648)
                                                                                ------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                            33,200              254,207
Repayments under revolving line of credit                                           (33,200)            (255,118)
Proceeds from issuance of promissory notes                                                                  (607)
Net repayments under other bank facilities                                                                  (514)
Repayments under other financing arrangements                                          (418)
Proceeds from sale of accounts receivable                                            34,737
Repayment of subordinated debt                                                                            (4,400)
Proceeds from issuance of Common Stock                                                  557
                                                                                ------------------     --------------------
Net cash provided by financing activities                                            34,876               (6,432)
                                                                                ------------------     --------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 105                 (245)
                                                                                ------------------     --------------------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                  73,254                3,252

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                                            36,447               44,678
                                                                                ------------------     --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    109,701          $    47,930
                                                                                ==================     ====================


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

The information for the three months ended March 31, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.  New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. The Company will evaluate the effect that this new standard has on the Company's financial statement presentation, and the required information will be reflected in the financial statements for the year ended December 31, 1998.

3.    Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's first quarter is the 13-week period ending on the Saturday nearest to March 31. For simplicity of presentation, the Company has described the interim periods and year-end period as of March 31 and December 31, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)



4.    Debt

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

5.   Dispositions

As of March 28, 1997, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB") to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex"). The sale price, computed based upon the February 21, 1997 balance sheet of Merisel FAB, was $31,992,000 consisting of the assumption by the buyer of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. As part of the sale, the Company agreed to extend rebates to Synnex on future purchases at a defined rate per dollar of purchases, not to exceed $2,000,000 in aggregate rebates.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)



Following are summarized pro forma operating results for the three months ended March 31, 1997 assuming that the Company had sold the assets of Merisel FAB as of January 1, 1997 and summarized actual operating results for the three months ended March 31, 1998.


                                  (in thousands except per share data)
                                      Actual              Pro Forma
                                   Three Months         Three Months
                                      Ended                Ended
                                    March 31,             March 31,
                                      1998                  1997
                                ----------------       -----------------

        Net Sales               $    1,101,670          $    910,923
        Gross Profit                    61,751                57,299
        Net Income (loss)                3,636                (1,024)
                                ================        =================
        Net Income (loss) per
        shares                  $         0.05          $      (0.03)
                                ================        =================
        Weighted Average
        Shares Outstanding              80,152                30,078
                                ================        =================

6.  Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting for Comprehensive Income" ("SFAS 130"). SFAS 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                         (in thousands)
                                                       Three Months Ended
                                                             March 31,
                                                     1998              1997
                                                     ----              ----

Net Income                                      $    3,636        $    1,130
                                                -------------     -------------

Other comprehensive income, net of tax:
   Foreign currency translation adjustments            117              (313)
                                                -------------     -------------

Comprehensive income                            $    3,753        $      817
                                                =============     =============

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)



7.  Earnings Per Share

The Company calculates earnings per share in accordance with Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. In the quarter ended March 31, 1997, there is no material difference between the primary earnings per share reported previously by the Company, and basic earnings per share or diluted earnings per share methods adopted currently.

8. Supplemental Disclosure of Cash Flow Information

Cash paid (received) in the three month periods ended March 31 for interest and income taxes was as follows:
                                             1998                   1997
                                            ------                 -------
                                                    (in thousands)
          Interest                        $  (768)                $ 9,238
          Income taxes                    $  (248)                $  (593)

Effective March 28, 1997, the Company sold substantially all of the assets of Merisel FAB. The recorded sale price was $31,992,000, consisting of the assumption of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to a third party, in full consideration for the assets (See Note 5 "Dispositions").

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

As of March 28, 1997, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB") to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex"). The Company's operations are now focused exclusively on distribution in North America. The Company's sales were $3.85 billion for 1997, excluding revenues from operations sold in the first quarter of 1997. As the North American Business (defined below) represents the ongoing business of the Company, the following discussion and analysis will compare the components of operating income for the three months ended March 31, 1997 for the North American Business only. As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States and Canadian distribution businesses, and the term "Former Operations" refers to the Merisel FAB operations disposed of by Merisel in the first quarter of 1997.

On September 19, 1997, the Company and Merisel Americas entered into a definitive Stock and Note Purchase Agreement with Phoenix Acquisition Company II, L.L.C. ("Phoenix"), a Delaware limited liability company whose sole member is Stonington Capital Appreciation 1994 Fund, L.P. Pursuant to the Stock and Note Purchase Agreement, on September 19, 1997 Phoenix acquired a Convertible Note for $137,100,000 (the "Convertible Note") and 4,901,316 shares (the
"Initial Shares") of the Company's common stock ("Common Stock") for $14,900,000. The Convertible Note was an unsecured obligation of the Company and Merisel Americas and provided that, upon the satisfaction of certain conditions, including obtaining stockholder approval, the Convertible Note would automatically convert into 45,098,684 shares of Common Stock (the "Conversion Shares"). The Company used substantially all of the $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note to repay indebtedness of its operating subsidiaries (the "Operating Company Debt") consisting of $80,697,000

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (Continued)



principal amount outstanding under a revolving credit agreement, $53,798,000 principal amount of its 11.5% senior notes, and $13,200,000 principal amount of subordinated notes. On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. On
December 19, 1997,  following  receipt of  stockholder  approval,  the remaining portion of the Convertible Note was converted into Common Stock.. The $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note was partially offset by professional fees and other direct costs related thereto totaling approximately $12,099,000, which were recorded as a reduction to additional paid in capital at the time of conversion. As of March 31, 1998, Phoenix owned 50,000,000 shares of Common Stock, or approximately 62.4% of the outstanding Common Stock.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 as Compared to the Three Months Ended March 31, 1997.

The following table sets forth the unaudited results of operations for the three months ended March 31, 1998 and for the North American Business and Former Operations for the three months ended March 31, 1997.

                                    Three Months Ended                                Three Months Ended
                                      March 31, 1998                                   March 31, 1997
                                (In Thousands) (Unaudited)                       (In Thousands) (Unaudited)
                     -------------------------------------------------  -----------------------------------------------
                        North                                                North
                       American          Former        Consolidated        American         Former        Consolidated
                       Business        Operations         Total             Business      Operations          Total
                    -------------     -------------    --------------    -------------  --------------  ---------------

Net Sales            $1,101,670                         $1,101,670        $  910,923     $   202,177       $1,113,100
Cost of Sales         1,039,919                          1,039,919           853,624         194,500        1,048,124
                    -------------     -------------    --------------    -------------  --------------  ---------------
Gross Profit             61,751                             61,751            57,299           7,677           64,976

SG&A Expenses            49,093                             49,093            45,321           6,199           51,520
                    -------------     -------------    --------------    -------------  --------------  ---------------
Operating
Income               $   12,658       $                 $   12,658        $    11,978     $    1,478        $   13,456
                    =============     =============    ==============    =============  ==============  ===============




Net sales for the North American Business increased 20.9% from $910,923,000 in the quarter ended March, 31 1997 to $1,101,670,000 in the quarter ended March 31, 1998. The increase resulted from a 24.5% increase in net sales for the U.S. and a 9.4% increase in Canada. All of the Company's U.S. customer bases contributed to the growth rate in the U.S., with particularly strong growth from MOCA, Commercial and Retail. The growth rate in Canada in terms of Canadian dollars was 14.4%, but the decline in the value of the Canadian dollar hampered the growth rate in terms of U.S. dollars, as was also the case in the fourth quarter of 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Hardware and accessories accounted for 78% of net sales and software accounted for 22% of net sales in the first quarter of 1998, as compared to 75% and 25% for the same categories, respectively, for the North American Business in the first quarter of 1997.

Gross profit for the North American Business increased 7.8% or $4,452,000 from $57,299,000 in the first quarter of 1997 to $61,751,000 in the 1998 period. Gross profit as a percentage of sales, or gross margin, decreased from 6.3% in 1997 to 5.6% in 1998. Gross margins in the United States and Canada were 5.6% and 5.8%, respectively, for the first quarter of 1998, compared to 6.4% and 5.9%, respectively, for the first quarter of 1997. The decrease in margins as a percentage of sales is partially the result of changes in customer and product mix, and is also significantly affected by intense competitive pricing pressures. The Company has committed resources to reverse the deterioration of margins by focusing attention on more profitable product lines and improved controls over margin management related activities such as sales execution, improved processes, vendor rebate programs and purchasing discounts. However, the Company believes that it will continue to face intense price competition.

Selling, general and administrative expenses for the North American Business increased by 8.3% from $45,321,000 in the first quarter of 1997 to $49,093,000 in the first quarter of 1998. However, selling, general and administrative expenses as a percentage of sales decreased from 5.0% of sales in 1997 to 4.5% for the same period in 1998. This decrease is primarily attributable to efforts to control operating expenses while the Company experienced sales growth of 20.9% during the period.

As a result of the above items, operating income for the North American Business improved by $680,000 from $11,978,000 for the first quarter of 1997 to $ 12,658,000 for the first quarter of 1998.

Interest Expense; Other Expense; and Income Tax Provision

Interest expense for the Company, including Former Operations, decreased 56.1% from $8,623,000 in 1997 to $3,783,000 in 1998. The decrease in interest expense is primarily attributable to a reduction of the Company's debt by approximately $154,902,000, from $288,331,000 on March 31, 1997 to $133,429,000 by December
31, 1997, largely from the use of proceeds from the issuance of the Initial Shares and the Convertible Note to repay substantially all of the Operating Company Debt.

Other expenses for the Company, including Former Operations, increased from $3,530,000 for the three months ended March 31, 1997 to $5,090,000 for the same period in 1998. This increase is due primarily to a $1,069,000 increase in asset securitization fees which are included in other expense. The increased securitization fees are due to increased sales of accounts receivables in the North American Business in order to fund sales growth and daily operations. The average proceeds drawn from the sale of accounts receivable at month end under the Company's

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)



securitization facilities increased from $251,294,000 for the three months ended March 31, 1997 to $291,846,000 for the same period in 1998.

The income tax provision decreased from an expense of $173,000 for the three months ended March 31, 1997 to an expense of $148,000 for the same period in 1998. In both periods, the income tax rate reflects only the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions to offset federal income taxes.

Consolidated Loss

On a consolidated basis, net income for the Company, including Former Operations, increased from $1,130,000 for the three months ended March 31, 1997 to income of $3,636,000 for the three months ended March 31, 1998 due to the factors described above. Net income per share increased from $0.04 per share for the three months ended March 31, 1997 to net income of $0.05 per share for the same period of 1998.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



The Company is currently engaged in a review of its computer systems and applications, including packaged software used by the Company, not addressed by the SAP operating system. The Company expects to make any modifications required to resolve year 2000 issues in a timely manner and to have the majority completed by early 1999, leaving adequate time to assess and correct any significant issues that may materialize. The Company is seeking assurances of year 2000 compliance from its suppliers of software and other products and services used internally that might raise year 2000 issues. The Company is also expecting to initiate formal communications with selected vendors and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company is taking steps to reduce the likelihood that such failures could affect the Company's systems through any electronic communications.

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

The design and implementation of these new systems are complex projects and involve certain risks. Until such implementation, the Company will continue to maintain its existing U.S. systems and may experience difficulty in processing transactions, which could adversely affect operating income and cash flows. In addition, if the modifications required to address the Company's year 2000 issues are not made, or are not timely, the year 2000 issues could have a material impact on the operations and financial results and condition of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities during the three months ended March 31, 1998, was $43,335,000. The primary sources of cash from operating activities include an increase in accounts payable of $82,149,000. The primary uses of cash during the period include a $41,201,000 increase in accounts receivable. The increase in accounts payable reflects the Company's efforts to increase vendor financing through increased credit limits and more favorable payment terms. The increase in accounts receivable is related primarily to increased sales volume.

Net cash used in investing activities was $5,062,000 consisting entirely of leasehold improvements and equipment expenditures. The equipment expenditures were primarily incurred in connection with implementation of SAP in the U.S. Capital expenditures were also made for the purchase of computer equipment for internal use and for improvements of existing facilities.

Net cash provided by financing activities was $34,876,000 and was comprised primarily of proceeds from the sale of accounts receivable under the Company's asset securitization facilities.

Securitization Facilities

Funds generated by the sale of receivables in the U.S. are provided through Merisel Capital Funding, Inc. ("Merisel Capital Funding"), a wholly owned subsidiary of Merisel Americas. Merisel Capital Funding's sole business is the ongoing purchase of trade receivables from Merisel Americas. Merisel Capital Funding sells these receivables, in turn, under an agreement with a securitization company, whose purchases yield proceeds of up to $300,000,000 at any point in time. Merisel Capital Funding is a separate corporate entity with separate creditors who, upon its liquidation, are entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in the subsidiary becoming available to the subsidiary's equity holder. The agreement, as amended, expires October 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Funds are also provided to Merisel Canada, Inc. ("Merisel Canada") through a receivables purchase agreement with a securitization company. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to CND$150,000,000. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of March 31, 1998, the total amount outstanding under these facilities was $345,297,000. Fees incurred in connection with the sale of accounts receivable for the three months ended March 31, 1998 were $4,642,000 compared to $3,573,000 incurred for the three months ended March 31, 1997 and are recorded as other expense.

Debt Obligations, Financing Sources and Capital Expenditures

At March 31, 1998, Merisel, Inc. had outstanding $125,000,000 principal amount of 12-1/2% Senior Notes due 2004 (the "12.5% Notes"). The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leasebacks, transactions with affiliates and certain mergers.

At March 31, 1998, the Company had promissory notes outstanding with an aggregate balance of $8,010,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

In January  1998,  the  Company and Merisel  Americas  entered  into a Revolving
Credit Agreement and Convertible Promissory Note due July 2, 1998 (the "BT Note") with Bankers Trust Company ("BT"), which permits borrowings thereunder by Merisel Americas of up to $46,500,000 outstanding at any one time. In order to induce BT to enter into the BT Note, Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund"), the sole owner of Phoenix, which owns approximately 62.4% of the outstanding Common Stock, caused its wholly owned subsidiary Stonington Financing Inc. ("SFI") to enter into a note put agreement (the "Note Put Agreement") with BT. Pursuant to the Note Put Agreement, BT may require SFI to purchase the BT Note in the event of a default by Merisel Americas, including failure to pay the BT Note at

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



maturity. In the event SFI purchases the BT Note pursuant to the Note Put Agreement, the BT Note is convertible into shares of Common Stock at the option of SFI at a conversion rate equal to the average closing price of the Common Stock on NASDAQ for the fifteen trading days immediately preceding the conversion. SFI and Merisel Americas also entered into an agreement wherein Merisel Americas covenants that, in the event BT gives notice to SFI pursuant to the Note Put Agreement requiring SFI to purchase the BT Note, it will use its best efforts to refinance the BT Note prior to its final maturity date.

Merisel Americas may borrow under the BT Note through May 31, 1998, and all outstanding borrowings mature on July 2, 1998. Borrowings bear interest at the rate of LIBOR plus 3% or, at the Company's option, BT's prime rate plus 2%. A commitment fee of 0.5% is payable with respect to the unused portion of the commitment. The Company is currently in negotiations with respect to a replacement facility, however, no assurances can be given that such negotiations will be successful.

In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be between $35,000,000 and $45,000,000 for 1998, primarily consisting of costs associated with implementing the SAP operating system, developing the Company's channel assembly capabilities, enhancing electronic services, upgrading warehouse systems and other Company facilities, and building the sales infrastructure. However, aggregate costs could exceed these estimates, depending on the timing and scope of the SAP implementation. The Company intends to fund its capital expenditures primarily through internally generated cash and lease financing.

At March 31, 1998, the Company had cash and cash equivalents of $109,701,000. In the opinion of management, anticipated cash from operations in 1998, together with borrowings under the Company's securitization facilities and trade credit from vendors, will be sufficient to meet the Company's requirements for the next 12 months, without the need for additional financing, assuming the BT Note is refinanced or replaced with other sources of internal or external funding. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. Any unforeseen event that adversely impacts the industry or the Company's position in the industry could have a direct and material unfavorable effect on the liquidity of the Company.

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

                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. Plaintiffs, who are seeking damages in an unspecified amount, purport to represent a class of all persons who purchased Merisel common stock between November 8, 1993 and June 7, 1994 (the "Class Period"). The complaint, as amended and consolidated, alleges that the defendants inflated the market price of Merisel's common stock with material misrepresentations and omissions during the Class Period. Plaintiffs contend that such alleged misrepresentations are actionable under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following the granting of defendant's first motion to dismiss on December 5, 1994, plaintiffs filed a second consolidated and amended complaint December 22, 1994. On April 3, 1995, Federal District Judge Real dismissed the complaint with prejudice. On August 8, 1997 the Court of Appeals for the Ninth Circuit (the "Court of Appeals") reversed the dismissal and remanded the case to the trial court. On August 22, 1997, the Company filed a petition for rehearing and suggestion of rehearing en banc (the "Petition") with the Court of Appeals. On January 30, 1998, the Court of Appeals issued an order amending its prior opinion and denying the Company's petitions for rehearing and rehearing en banc. In light of this order, the Federal District Court held a hearing on April 13, 1998 at which Judge Real set a trial date of September 8, 1998. The Company intends to defend itself vigorously against this claim.

In January 1997, the Company received notice that Tech Pacific Holdings Limited ("Tech Pacific") had brought a claim in the Supreme Court of New South Wales, Sydney Registry Commercial Division, against Merisel; its subsidiary Merisel Asia, Inc. ("Merisel Asia"); Patrick T. Woods, former managing director of Merisel Australia; and Michael D. Pickett, former CEO and Chairman of Merisel, in a proceeding captioned Tech Pacific Holdings Limited, v. Merisel, Inc., et. al. In March 1996, Tech Pacific purchased Merisel Pty, Ltd ("Merisel Australia"), Merisel's Australian subsidiary, for a purchase price of $9,900,000 pursuant to the Share Purchase Agreement dated as of March 7, 1996 between Merisel Asia and Tech Pacific. The claim asserted various breaches of representations and warranties as well as misleading and deceptive conduct under relevant provisions of Australian law with respect to the financial position of Merisel Australia as represented by oral and written disclosures. The plaintiffs sought to recover specified damages exceeding AUS$8.3 million (or approximately US$5.6 million as of March 27, 1998) as well as unspecified damages plus costs and expenses associated with the claim. In April 1998 the Company entered into a settlement agreement with Tech Pacific which did not and will not have a material adverse effect on the Company or its financial condition.

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

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiffs allege that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, interalia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiffs further allege that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiffs seek to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. On May 6, 1998, the Company filed a motion to dismiss the complaint on various legal grounds as well as a motion to strike the punitive damages prayer. The motion is set for hearing on July 14, 1998. The Company intends to defend itself vigorously against this claim.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

                None.


         (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                  Current  Report on Form 8-K,  dated  January 26,  1998,  which reports  that the  Company  and its  wholly  owned  subsidiary
                  Merisel Americas, Inc. entered into a Revolving Credit Agreement and Convertible Promissory Note due July 2, 1998 with Bankers Trust Company.

                                SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 15, 1998

                                         Merisel, Inc.


                                 By:     /s/James E. Illson
                                         -------------------------------------
                                         James E. Illson
                                         Executive Vice President - Operations
                                         and Finance and Chief Financial Officer