Form 10-Q
period 1998-06-30
MERISEL INC /DE/
filed 1998-08-17
CIK 724941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

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

                             Yes X           No ______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                    Number of Shares Outstanding
                  Class                             August 13, 1998
Common Stock, $.01 par value                        80,228,393 Shares

                                  MERISEL, INC.

                                      INDEX

                                                                  Page Reference
PART I            FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of                        1-2
                  June 30, 1998 and December 31, 1997

                  Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 1998 and 1997  3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997                   4

                  Notes to Consolidated Financial Statements               5-8

                  Management's Discussion and Analysis of                  9-19
                  Financial Condition and Results of Operations

PART II           OTHER INFORMATION                                       20-21

                  SIGNATURES                                                23

                  SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION



         Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Merisel, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors may include, but are not limited to, the effect of (i) economic conditions generally, (ii) industry growth, (iii) competition, (iv) liability and other claims asserted against the Company, (v) the loss of significant customers or vendors, (vi) operating margins, (vii) business disruptions, and (viii) other risks detailed in this report. These factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                               June 30,               December 31,
                                                                                 1998                     1997
                                                                          -------------------      -------------------
CURRENT ASSETS:
Cash and cash equivalents                                                           $168,448                  $36,447
Accounts receivable (net of allowances
     of  $19,460 and $18,549 for 1998 and 1997,
     respectively)                                                                   143,225                  162,895
Inventories                                                                          431,013                  462,752
Prepaid expenses and other current assets                                             24,184                   12,352
Deferred income tax benefit                                                              624                      644
                                                                          -------------------      -------------------
   Total current assets                                                              767,494                  675,090

PROPERTY AND EQUIPMENT, NET                                                           49,113                   40,142

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                                       24,863                   25,381

OTHER ASSETS                                                                           3,309                    6,498
                                                                          -------------------      -------------------

TOTAL ASSETS                                                                        $844,779                 $747,111
                                                                          ===================      ===================

          See accompanying notes to consolidated financial statements.




                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,              December 31,
                                                                                1998                    1997
                                                                         --------------------    --------------------

CURRENT LIABILITIES:
Accounts payable                                                                   $523,284             $437,211
Accrued liabilities                                                                  43,164               38,963
Long-term debt - current                                                              1,788                1,762
                                                                         --------------------    --------------------
     Total current liabilities                                                      568,236              477,936

Long-term debt                                                                      130,797              131,667
                                                                         --------------------    --------------------
TOTAL LIABILITIES                                                                   699,033              609,603

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
  shares; none issued or outstanding
Common stock, $.01 par value, authorized
  150,000,000 shares; 80,225,368 and 80,078,500
  shares outstanding for 1998 and 1997, respectively                                    802                  801
Additional paid-in capital                                                          282,285              281,701
Accumulated deficit                                                                (128,261)            (137,005)
Cumulative translation adjustment                                                    (9,080)              (7,989)
                                                                         --------------------    --------------------
Total stockholders' equity                                                          145,746              137,508
                                                                         --------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $844,779             $747,111
                                                                         ====================    ====================



          See accompanying notes to consolidated financial statements.



                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                                    1998                1997               1998              1997
                                              -----------------  -----------------   ----------------    ----------------

NET SALES                                     $1,096,439         $895,754            $2,198,109          $2,008,855

COST OF SALES                                  1,034,736          840,101             2,074,655           1,888,224
                                              -----------------  -----------------   ----------------    ----------------

GROSS PROFIT                                      61,703           55,653               123,454             120,631

SELLING, GENERAL &
     ADMINISTRATIVE EXPENSES                      47,959           43,299                97,052              94,820
                                              -----------------  -----------------   ----------------    ----------------
OPERATING INCOME                                  13,744           12,354                26,402              25,811

INTEREST EXPENSE                                   3,890            7,760                 7,673              16,383

OTHER EXPENSE                                      4,531            2,389                 9,621               5,919
                                              -----------------  -----------------   ----------------    ----------------
INCOME BEFORE INCOME TAXES                         5,323            2,205                 9,108               3,509

INCOME TAX PROVISION                                 215              159                   364                 333
                                              -----------------  -----------------   ----------------    ----------------
NET INCOME                                        $5,108           $2,046                $8,744              $3,176
                                              =================  =================   =================   =================
NET INCOME PER SHARE (BASIC AND DILUTED)           $0.06            $0.07                 $0.11               $0.11

WEIGHTED AVERAGE NUMBER OF  SHARES
     BASIC                                        80,216           30,078                80,184              30,078
     DILUTED                                      81,531           30,078                80,557              30,078
                                              =================  =================   =================   =================

          See accompanying notes to consolidated financial statements.




                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                 1998                    1997
                                                                           ------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $8,744                 $3,176
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                                                      5,118                  5,971
   Provision for doubtful accounts                                                    5,104                  4,692
Loss (Gain) on Sale of Property and Equipment                                             3                 (1,530)
Changes in assets and liabilities:
   Accounts receivable                                                              (37,821)               (24,715)
   Inventories                                                                       31,739                 45,826
   Prepaid expenses and other assets                                                 (8,642)                (9,050)
   Accounts payable                                                                  86,073                (13,381)
   Accrued liabilities                                                                4,220                  1,646
                                                                           ------------------     --------------------
Net cash provided by operating activities                                            94,538                 12,635

                                                                           ------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (13,827)               (2,831)
Proceeds from sale of property                                                                              5,020
                                                                           ------------------     --------------------
Net cash (used for) provided by investing activities                                (13,827)                2,189
                                                                           ------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                            27,200                 484,708
Repayments under revolving line of credit                                           (27,200)               (488,319)
Net repayments under other bank facilitie                                              (844)                   (777)
Repayment of senior notes                                                                                    (2,407)
Proceeds from sale of accounts receivable                                            52,489
Repayment of subordinated debt                                                                               (4,400)
Proceeds from issuance of Common Stock                                                  585
                                                                           ------------------     --------------------
Net cash provided by (used for) financing activities                                 52,230                 (11,195)
                                                                           ------------------     --------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (940)                    256
                                                                           ------------------     --------------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                 132,001                   3,885

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                                            36,447                  44,678
                                                                           ------------------     --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $168,448                 $48,563
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

The information for the three and six months ended June 30, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments
(consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. Certain amounts for 1997 have been reclassified to conform with 1998 presentation. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

3.    Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's second quarter is the 13-week period ending on the Saturday nearest to June 30. For simplicity of presentation, the Company has described the interim periods and year-end period as of June 30 and December 31, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)



4.    Loan and Security Agreement

Merisel Americas entered into a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with BankAmerica Business Credit, Inc. ("BA"), acting as agent, which provides for borrowings on a revolving basis. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventory held by Merisel Americas. Borrowings bear interest at the rate of LIBOR plus a specified margin or, at the Company's option, BA's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003.

The Revolving Credit Agreement and Convertible Promissory Note (the "BT Note") entered into in January 1998 by the Company and Merisel Americas with Bankers Trust Company expired in accordance with its terms on July 2, 1998. No amounts were outstanding under the BT Note on the expiration date.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)



Following are summarized pro forma operating results for the six months ended June 30, 1997 assuming that the Company had sold the assets of Merisel FAB as of January 1, 1997 and summarized actual operating results for the six months ended June 30, 1998.


                                  (in thousands except per share data)
                                      Actual              Pro Forma
                                 Six Months Ended      Six Months Ended
                                     June 30,              June 30,
                                       1998                  1997
                                ----------------     --------------------

        Net Sales                 $  2,198,109         $   1,806,677
        Gross Profit                   123,454               112,952
        Net Income (loss)                8,744                 1,022
                                ================     ====================
        Net Income (loss) per
        share                     $       0.11         $        0.03
                                ================     ====================
        Weighted Average
        Shares
        Outstanding
        (Diluted)                       80,557                30,078
                                ================     ====================


6.  Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting for Comprehensive Income" ("SFAS 130"). SFAS 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:


                                                              (in thousands)                (in thousands)
                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                           1998           1997           1998            1997
                                                           ----           ----           ----            ----
Net Income                                             $   5,108      $   2,046      $   8,744      $   3,176
Other comprehensive income, net of tax:
   Foreign currency translation adjustments               (1,209)           505         (1,091)           191
                                                       -----------    ----------     ----------     -------------
Comprehensive income                                   $   3,899      $   2,551      $   7,653      $   3,367
                                                       ===========    ==========     ==========     =============

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)



7.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. In the both the three-month period and six-month period ended June 30, 1997, there is no material difference between the primary earnings per share reported previously by the Company, and basic earnings per share or diluted earnings per share methods adopted currently.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the income statement periods presented herein:


                                                              (in thousands)                (in thousands)
                                                            Three-months Ended             Six Months Ended
                                                                 June 30,                      June 30,
Weighted average shares outstanding                        1998           1997           1998            1997
-----------------------------------                        ----           ----           ----            ----
Basic                                                      80,216        30,078          80,184        30,078
Assumed exercises of stock options                          1,315                           373
                                                       ------------   ------------   -------------  ------------
Diluted                                                    81,531        30,078          80,557        30,078
                                                       ============   ============   =============  ============



8. Supplemental Disclosure of Cash Flow Information

Cash paid (received) in the three-month periods and six-month periods ended June 30 for interest and income taxes was as follows:



                                                  (in thousands)                  (in thousands)
                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                                1998            1997           1998           1997
                                                ----            ----           ----           ----
         Interest                             $ 8,104        $  5,007         $ 7,336      $ 14,245
         Income taxes                         $   133        $ (2,808)        $  (116)     $ (3,401)

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

As of March 28, 1997, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB") to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex"). The Company's operations are now focused exclusively on distribution in North America. The Company's sales were $3.85 billion for 1997, excluding revenues from operations sold in the first quarter of 1997. As the North American Business (defined below) represents the ongoing business of the Company, the following discussion and analysis will compare the components of operating income for the six months ended June 30, 1998 and June 30, 1997 for the North American Business only. As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States and Canadian distribution businesses, and the term "Former Operations" refers to the Merisel FAB operations disposed of by Merisel in the first quarter of 1997.

On September 19, 1997, the Company and Merisel Americas entered into a definitive Stock and Note Purchase Agreement with Phoenix Acquisition Company II, L.L.C. ("Phoenix"), a Delaware limited liability company whose sole member is Stonington Capital Appreciation 1994 Fund, L.P. Pursuant to the Stock and Note Purchase Agreement, on September 19, 1997 Phoenix acquired a Convertible Note for $137,100,000 (the "Convertible Note") and 4,901,316 shares (the
"Initial Shares") of the Company's common stock ("Common Stock") for $14,900,000. The Convertible Note was an unsecured obligation of the Company and Merisel Americas and provided that, upon the satisfaction of certain conditions, including obtaining stockholder approval, the Convertible Note would automatically convert into 45,098,684 shares of Common Stock (the "Conversion Shares"). The Company used substantially all of the $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note to repay indebtedness of its operating subsidiaries (the "Operating Company Debt") consisting of $80,697,000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



principal amount outstanding under a revolving credit agreement, $53,798,000 principal amount of its 11.5% senior notes, and $13,200,000 principal amount of subordinated notes. On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. On
December 19, 1997, following receipt of stockholder approval, the remaining portion of the Convertible Note was converted into Common Stock. The
$152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note was partially offset by professional fees and other direct costs related thereto totaling approximately $12,099,000, which were recorded as a reduction to additional paid in capital at the time of conversion. As of June 30, 1998, Phoenix owned 50,000,000 shares of Common Stock, or approximately 62.4% of the outstanding Common Stock.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 as Compared to the Three Months Ended June 30, 1997.

Net sales increased 22.4% from $ 895,754,000 in the quarter ended June 30, 1997 to $1,096,000 in the quarter ended June 30, 1998. The increase was the result of a 23.6% increase in net sales for the U.S. and a 17.0% increase in Canada. All of the Company's U.S. customer bases contributed to the growth rate in the U.S., with particularly strong growth in MOCA, commercial reseller/dealer and retail sales. The growth rate in Canada in terms of Canadian dollar sales was 23.0%, but the decline in the value of the Canadian dollar hampered the growth rate in terms of U.S. dollars, as was also the case in the first quarter of 1998.

Hardware and accessories accounted for 78% of net sales and software accounted for 22% of net sales in the second quarter of 1998, which is the same product mix for the Company's net sales in the second quarter of 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Gross profit increased 10.9% or $6,049,000 from $55,654,000 in the second quarter of 1997 to $61,703,000 in the same period in 1998. Gross profit as a percentage of sales, or gross margin, decreased from 6.21% in 1997 to 5.63% in 1998. Without the effect of favorable resolutions of vendor reconciliation issues in the amount of $3,290,000, however, the gross margin for the second quarter of 1997 would have been 5.85%. Gross margins in the United States and Canada were 5.61% and 5.71%, respectively, for the second quarter of 1998, compared to 6.20% and 6.25%, respectively, for the second quarter of 1997, after the effect of favorable resolutions of vendor reconciliation issues. The decrease in margins as a percentage of sales is partially the result of changes in customer and product mix, and is also significantly affected by intense competitive pricing pressures. The Company has committed resources to reverse the deterioration of margins by focusing attention on more profitable product lines and improved controls over margin management related activities such as sales execution, processes, vendor rebate programs and purchasing discounts. However, the Company believes that it will continue to face intense price competition.

Selling, general and administrative expenses for the Company increased by 10.8% from $43,299,000 in the second quarter of 1997 to $47,960,000 in the second quarter of 1998. However, selling, general and administrative expenses as a percentage of sales decreased from 4.83% of sales in 1997 to 4.37% for the same period in 1998. This decrease is primarily attributable to efforts to control operating expenses while the Company experienced sales growth of 22.4% during the period.

As a result of the above items, operating income for the Company improved by $1,389,000 from $12,354,000 for the second quarter of 1997 to $13,743,000 for the second quarter of 1998.

Six Months  Ended June 30,  1998 as  Compared  to the Six Months  Ended June 30,
1997.

The following table sets forth the unaudited results of operations for the North American Business and for the Former Operations for the six months ended June 30, 1998 and June 30, 1997.


                                    Six Months Ended                                   Six Months Ended
                                     June 30, 1998                                       June 30, 1997
                               (In Thousands) (Unaudited)                         (In Thousands) (Unaudited)
                    -----------------------------------------------        --------------------------------------------

                        North                                                North
                       American           Former        Consolidated        American         Former        Consolidated
                       Business         Operations         Total            Business       Operations         Total
                    --------------     ------------    -------------     -------------    ------------     -------------
Net Sales           $  2,198,109                       $  2,198,109      $  1,806,677     $  202,178       $ 2,008,855
Cost of Sales          2,074,655                          2,074,655         1,693,724        194,500         1,888,224
                    --------------     ------------    -------------     -------------    ------------     -------------
Gross Profit             123,454                            123,454           112,953          7,678           120,631

SG&A Expenses             97,052                             97,052            88,620          6,200            94,820
                    --------------     ------------    -------------     -------------    ------------     -------------
Operating           $     26,402                       $     26,402       $    24,333     $    1,478        $   25,811
Income              =============      ===========     ============      ============     ===========      ============


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



For the six months ended June 30, 1998, net sales for the North American Business increased by 21.7% from $1,806,677,000 for the six months ended June 30, 1997 to $2,198,109,000 for the six months ended June 30, 1998. The increase resulted from a 24.0% increase in net sales for the U.S. and a 12.7% increase in Canada. The growth rate in Canada in terms of Canadian dollars was 18.1%. The growth rate reflects improved year over year performance in the second quarter, due to the same factors summarized in the discussion of sales for the three months ended June 30, 1998 and 1997.

In the North American Business, hardware and accessories accounted for 78% of net sales and software accounted for 22% of net sales in the first six months of 1998, as compared to 77% and 23% for the same categories, respectively, in the first six months of 1997.

Gross profit for the North American Business increased 9.3% or $10,501,000 from $112,953,000 for the first six months of 1997 to $123,454,000 for the first six months of 1998. Gross profit as a percentage of sales, or gross margin, decreased from 6.25% for the 1997 period to 5.62% for the 1998 period. Without the effect of favorable resolutions of vendor reconciliation issues in the amount of $3,290,000, however, the gross margin for the 1997 period would have been 6.07%. The decrease is attributable to the same factors summarized in the discussion of gross profit for the three months ended June 30, 1998 and 1997. Gross margins in the United States and Canada were 5.58% and 5.75%, respectively, for the first half of 1998, compared to 6.30% and 6.07%, respectively, for the first half of 1997. The decrease in margin is attributable to the same factors summarized in the discussion of gross profit for the three months ended June 30, 1998 and 1997.

Selling, general and administrative expenses for the North American Business increased by 9.5% from $88,621,000 in the six months ended June 30, 1997 to $97,052,000 in the six months ended June 30, 1998. However, selling, general and administrative expenses as a percentage of sales decreased from 4.91% of sales in 1997 to 4.42% for the same period in 1998. This decrease is primarily attributable to efforts to control operating expenses while the Company experienced sales growth of 21.7% during the period.

As a result of the above items, operating income for the North American Business improved by $2,070,000 from $24,332,000 for the first six months of 1997 to $26,402,000 for the first six months of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Interest Expense; Other Expense; and Income Tax Provision

Interest expense decreased 50.0% from $7,760,000 in the quarter ended June 30, 1997 to $3,890,000 in the quarter ended June 30, 1998. For the six months ended June 30, 1998, interest expense for the Company, including Former Operations, decreased 53.2% from $16,383,000 in the 1997 period to $7,673,000 in the 1998 period. The decrease in interest expense is primarily attributable to a reduction of the Company's debt by approximately $150,984,000, from $283,569,000 on June 30, 1997 to $132,585,000 on June 30, 1998, largely from the use of proceeds from the issuance of the Initial Shares and the Convertible Note to repay substantially all of the Operating Company Debt.

Other expenses for the Company, including Former Operations, increased from $2,389,000 and $5,919,000 for the three and six months ended June 30, 1997, respectively, to $4,531,000 and $9,622,000 for the same period in 1998, respectively. The increase for the quarter is due primarily to the recording of a gain on the sale of property held in North Carolina for $1,530,000 in the second quarter of 1997, which reduced other expenses for that period. The increase is also attributable to a $323,000 increase in foreign currency losses. For the six-month period, in addition to the effect of the gain on the sale of the property and the increase in foreign currency losses, the increase was also attributable to a $1,315,000 increase in asset securitization fees, which are included in other expense, and the effect of other income in the 1997 period related to the Former Operations. The increased securitization fees are due to increased sales of accounts receivables in order to fund sales growth and daily operations. The average proceeds drawn from the sale of accounts receivable at month end under the Company's securitization facilities increased from $250,441,000 for the six months ended June 30, 1997 to $272,868,000 for the same period in 1998.

The income tax provision increased from an expense of $159,000 and $333,000 for the three and six months ended June 30, 1997, respectively, to an expense of $215,000 and $363,000 for the same periods in 1998. In both periods, the income tax rate reflects only the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions to offset federal income taxes in the current period.

Consolidated Net Income

On  a  consolidated  basis,  net  income  for  the  Company,   including  Former
Operations, increased from $2,046,000 and $3,176,000 for the three and six months ended June 30, 1997, respectively, to net income of $5,108,000 and $8,744,000 for the three and six months ended June 30, 1998, respectively, due to the factors described above. Net income per share decreased from $.07 per share for the three months ended June 30, 1997 to net income of $.06 per share for the three months ended June 30, 1998. Net income per share remained the same at $.11 per share for the six months ended June 30, 1998 and June 30, 1997.

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


Merisel is in the process of converting its U.S. operations to the SAP client/server operating system. The Company plans to convert its U.S. operations to the SAP system during the first half of 1999. The Company converted its Canadian operations from a mainframe to the SAP client/server operating system in August 1995. SAP is an enterprise-wide system which integrates all functional areas of the business including order entry, inventory management and finance in a real-time environment. The new system is designed to provide greater transaction functionality, automated controls, flexibility, and custom pricing applications.

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

The design and implementation of these new systems are complex projects and involve certain risks. The U.S. SAP implementation in particular, because of its scope and complexity, involves risks that could have a material adverse impact on operations and financial results.


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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities during the six months ended June 30, 1998, was $94,538,000. The primary sources of cash from operating activities include an increase in accounts payable of $86,073,000.The primary uses of cash

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


during the period  include a $37,821,000  increase in accounts  receivable.
The increase in accounts payable reflects the growth in the overall business as well as the Company's efforts to increase vendor financing through increased credit limits and more favorable payment terms. The increase in accounts receivable is related primarily to increased sales volume.

Net cash used in investing activities was $13,827,000 consisting primarily of leasehold improvements and equipment expenditures. The equipment expenditures were primarily incurred in connection with the implementation of SAP in the U.S. Capital expenditures were also made for the purchase of computer equipment for internal use, for improvements of existing facilities and other expenditures related to the U.S. SAP implementation.

Net cash provided by financing activities was $52,230,000 and was comprised primarily of proceeds from the sale of accounts receivable under the Company's asset securitization facilities.

Securitization Facilities

Funds generated by the sale of receivables in the U.S. are provided through Merisel Capital Funding, Inc. ("Merisel Capital Funding"), a wholly owned subsidiary of Merisel Americas. Merisel Capital Funding's sole business is the ongoing purchase of trade receivables from Merisel Americas. Merisel Capital Funding sells these receivables, in turn, under an agreement with a securitization company, whose purchases yield proceeds of up to $500,000,000 at any point in time. The maximum commitment under the facility was increased from $300,000,000 to $500,000,000 pursuant to an amendment entered into effective July 30, 1998. Merisel Capital Funding is a separate corporate entity with separate creditors who, upon its liquidation, are entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in the subsidiary becoming available to the subsidiary's equity holder. The agreement, as amended, expires October 2003.

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

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 1998, the total amount outstanding under these facilities was $363,048,000. Fees incurred in connection with the sale of accounts receivable for the three and six months ended June 30, 1998 were $4,023,000 and $8,665,000 compared to $3,776,000 and $7,350,000 incurred for the three and six months ended June 30, 1997 and are recorded as other expense.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Debt Obligations, Financing Sources and Capital Expenditures

At June 30, 1998, Merisel, Inc. had outstanding $125,000,000 principal amount of 12-1/2% Senior Notes due 2004 (the "12.5% Notes"). The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leasebacks, transactions with affiliates and certain mergers.

At June 30, 1998, the Company had promissory notes outstanding with an aggregate balance of $7,585,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

Merisel Americas entered into a Loan and Security Agreement date as of June 30, 1998(the "Loan and Security Agreement") with BankAmerica Business Credit, Inc.("BA"), acting as agent, which provides for borrowings on a revolving basis. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventory held by Merisel Americas. Borrowings bear interest at the rate of LIBOR plus a specified margin, or, at the Company's option, BA's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003.

The Revolving Credit Agreement and Convertible Promissory Note (the "BT Note") entered into in January 1998 by the Company and Merisel Americas with Bankers Trust Company expired on July 2, 1998 in accordance with its terms. No amounts were outstanding under the BT Note on its expiration date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be between $35,000,000 and $45,000,000 for 1998, primarily consisting of costs associated with implementing the SAP operating system (which includes all external direct costs of materials and services, purchased hardware and software, and payroll and payroll-related costs of employees directly associated with the SAP implementation), developing the Company's channel assembly capabilities, enhancing electronic services, upgrading warehouse systems and other Company facilities, and building the sales infrastructure. However, aggregate costs could exceed these estimates, depending on the timing and scope of the SAP implementation. The Company intends to fund its capital expenditures through internally generated cash and long-term financing. The Company's capital expenditures for 1998 will result in a significant increase in depreciation expense in future periods.

At June 30, 1998, the Company had cash and cash equivalents of $168,448,000. The Company does not intend to maintain this level of cash balances. In the opinion of management, anticipated cash from operations in 1998, together with proceeds under the Company's securitization and revolving credit facilities and trade credit from vendors, will be sufficient to meet the Company's requirements for the next 12 months. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. Any unforeseen event that adversely impacts the industry or the Company's position in the industry could have a direct and material unfavorable effect on the liquidity of the Company.

ASSET MANAGEMENT

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, Merisel's practice of making large-volume purchases when it deems such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers which contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow-moving or obsolete inventory or manufacturer price reductions. The Company is not assured that these agreements will succeed in reducing this risk. In the event of a manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges, as well as the Company's inventory management procedures, have helped to reduce the risk of loss of carrying inventory. In recent months, however, certain computer systems manufacturers that are among the Company's largest vendors have announced changes in price protection and other terms and conditions which could adversely affect the Company. The Company is working closely with these manufacturers and has developed buying procedures and controls to manage inventory purchases to minimize any adverse impact from these changes, although there is no assurance that such efforts will be successful.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



The Company purchases foreign exchange contracts to minimize foreign exchange transaction gains and losses and intends to continue such practice.

The Company  offers  credit terms to  qualifying  customers  and also sells on a prepay, early pay, credit card and cash-on-delivery basis. The Company also arranges a wide variety of programs through which third parties provide financing to certain of its customers. These programs include floor plan financing, hardware and software leasing, and escrow programs. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. In addition, the Company purchases credit insurance as it deems appropriate.

COMPETITION

Competition in the computer products distribution industry is intense. Competitive factors include price, brand selection, breadth and availability of product offering, financing options, shipping and packaging accuracy, speed of delivery, level of training and technical support, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based distributors and aggregators such as Gates/Arrow, Inacom, Ingram Micro, MicroAge, SYNNEX Information Technologies, Inc. and Tech Data Corporation, as well as regional distributors and franchisers.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. As of July 6, 1998, the parties agreed on a memorandum of understanding ("MOU") which sets forth the basic terms of a settlement of this action. The terms of the MOU will be incorporated in a Stipulation of Settlement, which is subject to approval by the District Court. Under the settlement, Merisel will not be required to make any material payment.

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

In addition, on September 19, 1997, the Company received notice from representatives of the lenders under the agreements relating to certain operating company debt that, in connection with the Company's repayment of such debt, such lenders believe that they are owed approximately $2.7 million in fees. On October 31, 1997, the Company received a further letter demanding payment of such fees. The Company has entered into a settlement agreement with substantially all of such lenders which will not have a material adverse effect on the Company or its financial condition.

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiffs allege that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, interalia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiffs further allege that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiffs seek to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. On May 6, 1998, the Company filed a motion to dismiss the complaint on various legal grounds as well as a motion to strike the punitive damages prayer. The motion is set for hearing on September 1, 1998. The Company intends to defend itself vigorously against this claim.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

Item 6. Exhibits and Reports on Form 8-K


         (a)  Exhibits

         10.1     Offer Of Employment Letter to Kristin M. Rogers dated  April
                  30, 1998
         10.2     Change of Control Agreement dated as of May 11, 1998 between
                  Kristin M. Rogers and Merisel Americas, Inc.
         10.3     Offer Of Employment Letter to Ronald S. Smith dated June 2,
                  1998.
         10.4     Waiver and Release Agreement between Robert J. McInerney and
                  Merisel, Inc. dated as of April 30, 1998.
         10.5     Amendments to Securitization Agreements,  dated as of July 31,
                  1998, among Merisel Americas,  Inc.,  Merisel Capital Funding,
                  Inc.,  Redwood  Receivables  Corporation and General  Electric
                  Capital Corporation.
         27       Financial Data Schedule for the quarter ended June 30, 1998.


         (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                  None.

                                            SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 17, 1998

                                             Merisel, Inc.



                                             By    /s/Timothy N. Jenson
                                             -------------------------------
                                             Timothy N. Jenson
                                             Senior Vice President - Finance
                                             Chief Financial Officer