Form 10-Q/A
period 1998-06-30
MERISEL INC /DE/
filed 1998-08-20
CIK 724941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q/A
                                 Amendment No. 1

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


          (a)  Exhibits

          10.1 Offer Of Employment Letter to Kristin M. Rogers dated April 30, 1998. *

          10.2 Change of Control Agreement dated as of May 11, 1998 between Kristin M. Rogers and Merisel Americas, Inc. *

          10.3    Offer Of Employment Letter to Ronald S. Smith dated June 2,
                  1998. *

          10.4 Waiver and Release Agreement between Robert J. McInerney and Merisel, Inc. dated as of April 30, 1998. *

          10.5 Amendments to Securitization Agreements, dated as of July 31, 1998, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation. *

          10.6 Loan and Security Agreement dated as of June 30, 1998 among the financial institutions named therein, BankAmerica Business Credit, Inc. and Merisel Americas, Inc.


          (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                  None













-----------------------
* Previously filed with Form 10-Q for the period ended June 30, 1998.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 1998


                                        Merisel, Inc.


                                By:     /s/ Timothy N. Jenson
                                        ________________________
                                        Timothy N. Jenson
                                        Senior Vice President, Finance,
                                        and Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)