Form 10-Q
period 1998-09-30
MERISEL INC /DE/
filed 1998-11-16
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

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

                                                  Yes X No ______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                             Number of Shares Outstanding
                  Class                              November 12, 1998
Common Stock, $.01 par value                         80,237,934 Shares

                                  MERISEL, INC.

                                      INDEX

                                                                  Page Reference
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets as of                                  1-2
         September 30, 1998 and December 31, 1997

         Consolidated Statements of Operations for the
         Three Months and Nine Months Ended September 30, 1998 and 1997      3

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1997                       4

         Notes to Consolidated Financial Statements                         5-8

         Management's Discussion and Analysis of                            9-20
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                                 21-23

         SIGNATURES                                                          24

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

                           PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MERISEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)

                                         ASSETS

                                                                                          September 30, December 31,
                                                                                               1998       1997
                                                                                             --------   --------
CURRENT ASSETS:
Cash and cash equivalents                                                                    $164,165   $ 36,447
Accounts receivable (net of allowances
     of  $21,220 and $18,549 for 1998 and 1997,
     respectively)                                                                            168,423    162,895
Inventories                                                                                   455,333    462,752
Prepaid expenses and other current assets                                                      14,541     12,352
Deferred income tax benefit                                                                       594        644
                                                                                             --------   --------
   Total current assets                                                                       803,056    675,090

PROPERTY AND EQUIPMENT, NET                                                                    55,341     40,142

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                                                24,467     25,381

OTHER ASSETS                                                                                      445      6,498
                                                                                             --------   --------

TOTAL ASSETS                                                                                 $883,309   $747,111
                                                                                             ========   ========

               See  accompanying  notes  to  consolidated  financial statements.


                              MERISEL, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share data)
                                         (Unaudited)

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           September 30, December 31,
                                                                                                1998         1997
                                                                                             ---------    ---------

CURRENT LIABILITIES:
Accounts payable                                                                             $ 562,078    $ 437,211
Accrued liabilities                                                                             37,362       38,963
Long-term debt - current                                                                         1,822        1,762
                                                                                             ---------    ---------
    Total current liabilities                                                                  601,262      477,936

Long-term debt                                                                                 130,329      131,667
                                                                                             ---------    ---------
TOTAL LIABILITIES                                                                              731,591      609,603

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
   shares; none issued or outstanding
Common stock, $.01 par value, authorized
  150,000,000 shares; 80,231,434 and 80,078,500
  shares outstanding for 1998 and 1997, respectively                                               802          801
Additional paid-in capital                                                                     282,295      281,701
Accumulated deficit                                                                           (120,657)    (137,005)
Cumulative translation adjustment                                                              (10,722)      (7,989)
                                                                                             ---------    ---------
Total stockholders' equity                                                                     151,718      137,508
                                                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 883,309    $ 747,111
                                                                                             =========    =========



               See  accompanying  notes  to  consolidated  financial statements.



                          MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    (Unaudited)






                                                     Three Months Ended            Nine Months Ended
                                                       September 30,                  September 30,
                                                  1998            1997            1998           1997
                                               -----------     -----------     -----------    -----------
NET SALES                                      $ 1,144,317     $   965,238     $ 3,342,426    $ 2,974,093

COST OF SALES                                    1,077,042         906,730       3,151,697      2,794,954
                                               -----------     -----------     -----------    -----------

GROSS PROFIT                                        67,275          58,508         190,729        179,139

SELLING, GENERAL &
     ADMINISTRATIVE EXPENSES                        49,792          48,697         146,844        143,518
                                                -----------     -----------     -----------    -----------

OPERATING INCOME                                    17,483           9,811          43,885         35,621

INTEREST EXPENSE                                     3,649           7,029          11,323         23,412

OTHER EXPENSE                                        5,786           4,329          15,407         10,248

DEBT RESTRUCTURING COSTS                                             3,630                          3,630
                                                -----------     -----------     -----------    -----------

INCOME (LOSS)  BEFORE INCOME TAXES                   8,048          (5,177)         17,155         (1,669)

INCOME TAX PROVISION                                   444             156             807            488
                                                -----------     -----------     -----------    -----------

NET INCOME (LOSS) BEFORE                       $     7,604      $   (5,333)     $   16,348     $   (2,157)
      EXTRAORDINARY ITEM

EXTRAORDINARY LOSS ON
        EXTINGUISHMENT OF DEBT                                       3,744                          3,744

                                                -----------     -----------     -----------    -----------
NET INCOME (LOSS)                               $    7,604      $   (9,077)     $   16,348     $   (5,901)
                                                ===========     ===========     ===========    ===========

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)
         LOSS BEFORE EXTRAORDINARY ITEM                         $    (0.17)                    $    (0.07)
         EXTRAORDINARY ITEM                                          (0.12)                         (0.12)
                                                ===========     ===========     ===========    ===========
NET INCOME (LOSS) PER SHARE (BASIC AND
      DILUTED)                                  $     0.09      $    (0.29)     $     0.20     $    (0.19)
                                                ===========     ===========     ===========    ===========
WEIGHTED AVERAGE NUMBER OF  SHARES
     BASIC                                          80,228          30,895          80,199         30,351
     DILUTED                                        80,473          30,895          80,529         30,351
                                                ===========     ===========     ===========    ===========


              See  accompanying  notes  to  consolidated  financial statements.






                            MERISEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)
                                                       Nine Months Ended September 30,
                                                              1998         1997
                                                          ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  16,348     $ (5,901)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                              7,750        8,655
   Provision for doubtful accounts                            8,728       11,255
Loss (Gain) on Sale of Property and Equipment                     3       (1,530)
Changes in assets and liabilities:
   Accounts receivable                                      (48,654)     (60,262)
   Inventories                                                7,419       16,894
   Prepaid expenses and other assets                          3,864       (3,903)
   Accounts payable                                         124,867       55,267
   Accrued liabilities                                       (1,552)       9,761
                                                          ---------     --------
Net cash provided by operating activities                   118,773       30,236
                                                          ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (22,684)      (4,439)
Proceeds from sale of property                                             5,020
                                                          ---------     --------
Net cash (used for) provided by investing activities        (22,684)         581
                                                          ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                726,308
Repayments under revolving line of credit                               (811,516)
Proceeds from Convertible Notes                                          137,100
Net repayments under other bank facilities                   (1,278)      (1,176)
Repayment of senior notes                                                (56,805)
Proceeds from sale of accounts receivable                    34,802
Repayment of subordinated debt                                           (17,600)
Proceeds from issuance of Common Stock                          595       14,900
                                                          ---------     --------
Net cash provided by (used for) financing activities         34,119       (8,789)
                                                          ---------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (2,490)        (381)
                                                          ---------     --------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                         127,718       21,647

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                    36,447       44,678
                                                          ---------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 164,165     $ 66,325
                                                          =========     ========


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

The information for the three and nine months ended September 30, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

3.    Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's third quarter is the 13-week period ending on the Saturday nearest to September 30. For simplicity of presentation, the Company has described the interim periods and year-end period as of September 30 and December 31, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)



4.    Loan and Security Agreement

Merisel Americas entered into a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with BankAmerica Business Credit, Inc. ("BA"), acting as agent, which provides for borrowings on a revolving basis. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventory held by Merisel Americas. Borrowings bear interest at the rate of LIBOR plus a specified margin or, at the Company's option, BA's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. No amounts were outstanding under the Loan and Security Agreement as of September 30, 1998.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)



Following are summarized pro forma operating results for the nine months ended September 30, 1997 assuming that the Company had sold the assets of Merisel FAB as of January 1, 1997 and summarized actual operating results for the nine months ended September 30, 1998.


                                  (in thousands except per share data)
                                      Actual              Pro Forma
                                Nine Months              Nine Months
                                   Ended                    Ended
                                September 30,            September 30,
                                    1998                     1997
                                ----------------     --------------------
      Net Sales                 $  3,342,426         $      2,771,915
      Gross Profit                   190,729                  171,461
      Net Income (loss)               16,348                   (8,055)
                                ================     ====================
      Net Income (loss) per
      share                     $        .20         $          (0.27)
                                ================     ====================
      Weighted Average Shares
      Outstanding
      (Diluted)                       80,529                   30,351
                                ================     ====================




6.  Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting for Comprehensive Income" ("SFAS 130"). SFAS 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                               (in thousands)                 (in thousands)
                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                             1998           1997           1998           1997
                                                             ----           ----           ----           ----

Net Income                                                  7,604         (9,077)         16,348          (5,901)
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                (1,642)          (665)         (2,733)           (474)
                                                          ----------    ----------       ---------      ---------
Comprehensive income                                        5,962         (9,742)         13,615          (6,375)
                                                          ==========    ==========       =========      =========

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)



7.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. In both the three-month period and nine-month period ended September 30, 1997, there is no material difference between the primary earnings per share reported previously by the Company, and basic earnings per share or diluted earnings per share methods adopted currently.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the income statement periods presented herein:

                                                               (in thousands)                 (in thousands)
                                                             Three months Ended             Nine Months Ended
                                                                September 30,                 September 30,
Weighted average shares outstanding                          1998           1997           1998           1997
-----------------------------------                          ----           ----           ----           ----

Basic                                                       80,228         30,895         80,199         30,351
Assumed exercises of stock options                             245                           330
                                                           --------        --------       -------        -------
Diluted                                                     80,473         30,895         80,529         30,351
                                                           ========        ========       ========       =======



8. Supplemental Disclosure of Cash Flow Information

Cash paid (received) in the three-month periods and nine-month periods ended September 30 for interest and income taxes was as follows:

                                                  (in thousands)                  (in thousands)
                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                                1998            1997           1998           1997
                                                ----            ----           ----           ----

       Interest                                $  32         $  4,167        $  7,369     $  18,412
       Income taxes                            $ 463         $ (3,285)       $    348     $  (6,687)

Effective March 28, 1997, the Company sold substantially all of the assets of Merisel FAB. The recorded sale price was $31,992,000, consisting of the assumption of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to a third party, in full consideration for the assets.

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

As of March 28, 1997, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB") to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. The Company's operations are now focused exclusively on distribution in North America. The Company's sales were $3.85 billion for 1997, excluding revenues from operations sold in the first quarter of 1997. As the North American Business (defined below) represents the ongoing business of the Company, the following discussion and analysis will compare the components of operating income for the nine months ended September 30, 1998 and September 30, 1997 for the North American Business only. As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States and Canadian distribution businesses, and the term "Former Operations" refers to the Merisel FAB operations disposed of by Merisel in the first quarter of 1997.

On September 19, 1997, the Company and Merisel Americas entered into a definitive Stock and Note Purchase Agreement with Phoenix Acquisition Company II, L.L.C. ("Phoenix"), a Delaware limited liability company whose sole member is Stonington Capital Appreciation 1994 Fund, L.P. Pursuant to the Stock and Note Purchase Agreement, on September 19, 1997 Phoenix acquired a Convertible Note for $137,100,000 (the "Convertible Note") and 4,901,316 shares (the
"Initial Shares") of the Company's common stock ("Common Stock") for $14,900,000. The Convertible Note was an unsecured obligation of the Company and Merisel Americas and provided that, upon the satisfaction of certain conditions, including obtaining stockholder approval, the Convertible Note would automatically convert into 45,098,684 shares of Common Stock (the "Conversion Shares"). The Company used substantially all of the $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note to repay indebtedness of its operating subsidiaries (the "Operating Company Debt") consisting of $80,697,000 principal amount outstanding under a revolving credit agreement, $53,798,000 principal amount of its 11.5% senior notes, and $13,200,000 principal amount of subordinated notes. On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. On December 19, 1997, following receipt of stockholder approval, the remaining portion of the Convertible Note was converted into Common Stock. The $152,000,000 in proceeds from the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



issuance of the Initial Shares and the Convertible Note was partially offset by professional fees and other direct costs related thereto totaling approximately $12,099,000, which were recorded as a reduction to additional paid in capital at the time of conversion. As of September 30, 1998, Phoenix owned 50,000,000 shares of Common Stock, or approximately 62.3% of the outstanding Common Stock.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 as Compared to the Three Months Ended September 30, 1997.

Net sales increased 18.6% from $965,238,000 in the quarter ended September 30, 1997 to $1,144,317,000 in the quarter ended September 30, 1998. The increase was the result of a 20.1% increase in net sales for the U.S. and a 11.1% increase in Canada. All of the Company's U.S. customer bases contributed to the growth rate in the U.S., with particularly strong growth in MOCA and retail sales. The growth rate in Canada in terms of Canadian dollar sales was 23.3%, but the decline in the value of the Canadian dollar hampered the growth rate in terms of U.S.
dollars, as was also the case in the first two quarters of 1998.

Hardware and accessories accounted for 79% of net sales and software accounted for 21% of net sales in the third quarter of 1998, as compared to 78% and 22% for the same categories, respectively, in the third quarter of 1997.

Gross profit increased 15.0% or $8,767,000 from $58,508,000 in the third quarter of 1997 to $67,275,000 in the same period in 1998. Gross profit as a percentage of sales, or gross margin, decreased from 6.06% in 1997 to 5.88% in 1998. Gross margins in the United States and Canada were 5.81% and 6.25%, respectively, for the third quarter of 1998, compared to 6.01% and 6.30%, respectively, for the third quarter of 1997. The decrease in margins as a percentage of sales is partially the result of changes in customer and product mix, and is also significantly affected by intense competitive pricing pressures. The Company has committed resources to reverse the deterioration of margins by focusing attention on more profitable product lines, expanding the Company's customer base and improving controls over margin management related activities such as sales execution, processes, vendor rebate programs and purchasing discounts. However, the Company believes that it will continue to face intense price competition.

Selling, general and administrative expenses for the Company increased by 2.2% from $48,697,000 in the third quarter of 1997 to $49,792,000 in the third quarter of 1998. However, selling, general and administrative expenses as a percentage of sales decreased from 5.05% of sales in 1997 to 4.35% for the same period in 1998. This decrease is primarily attributable to efforts to control operating expenses while the Company experienced sales growth of 18.6% during the period. In addition, expenses for the third quarter of 1997 include compensation charges of $1,950,000 related to the debt restructuring without which selling, general and administrative expenses as a percentage of sales would have been 4.84%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



As a result of the above items, operating income for the Company improved by $7,672,000 from $9,811,000 for the third quarter of 1997 to $17,483,000 for the third quarter of 1998.

Nine Months Ended September 30, 1998 as Compared to the Nine Months Ended September 30, 1997.

The following table sets forth the unaudited results of operations for the North American Business and for the Former Operations for the nine months ended September 30, 1998 and September 30, 1997.

                                     Nine Months Ended                                 Nine Months Ended
                                    September 30, 1998                                September 30, 1997
                                (In Thousands) (Unaudited)                        (In Thousands) (Unaudited)
                     --------------------------------------------------   -----------------------------------------------
                         North                                               North
                        American          Former          Consolidated     American            Former       Consolidated
                         Business       Operations            Total        Business          Operations          Total
                     ---------------    ------------    --------------    -------------     ------------    -------------

Net Sales            $  3,342,426                       $  3,342,426      $  2,771,915      $  202,178      $  2,974,093
Cost of Sales           3,151,697                          3,151,697         2,600,454         194,500         2,794,954
                     ---------------    ------------    --------------    -------------     ------------    -------------
Gross Profit              190,729                            190,729           171,461           7,678           179,139

SG&A Expenses             146,844                            146,844           137,318           6,200           143,518
                     ---------------    ------------    --------------    -------------     ------------    -------------
Operating
Income               $     43,885                       $     43,885      $     34,143      $    1,478      $     35,621
                      ==============    ============    ==============    =============     ===========     =============





For the nine months ended September 30, 1998, net sales for the North American Business increased by 20.6% from $2,771,915,000 for the nine months ended September 30, 1997 to $3,342,426,000 for the nine months ended September 30, 1998. The increase resulted from a 22.7% increase in net sales for the U.S. and a 12.2% increase in Canada. The growth rate in Canada in terms of Canadian dollars was 19.7%. The growth rate reflects improved year over year performance due to the same factors summarized in the discussion of sales for the three months ended September 30, 1998 and 1997 as well as, for the first two quarters of 1998, strong growth in commercial reseller/dealer sales.

In the North American Business, hardware and accessories accounted for 78% of net sales and software accounted for 22% of net sales in the first nine months of 1998, as compared to 77% and 23% for the same categories, respectively, in the first nine months of 1997.

Gross profit for the North American Business increased 11.2% or $19,268,000 from $171,461,000 for the first nine months of 1997 to $190,729,000 for the first nine months of 1998. Gross profit as a percentage of sales, or gross margin, decreased from 6.19% for the 1997 period to 5.71% for the 1998 period. The decrease is attributable to the same factors summarized in the discussion of gross profit for the three months ended September 30, 1998 and 1997. Gross margins in the United States and Canada were 5.66% and 5.90%, respectively, for the first nine

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



months of 1998, compared to 6.20% and 6.14%, respectively, for the first nine months of 1997. The decrease in margin is attributable to the same factors summarized in the discussion of gross profit for the three months ended September 30, 1998 and 1997.

Selling, general and administrative expenses for the North American Business increased by 6.9% from $137,318,000 in the nine months ended September 30, 1997 to $146,844,000 in the nine months ended September 30, 1998. However, selling, general and administrative expenses as a percentage of sales decreased from 4.95% of sales in 1997 to 4.39% for the same period in 1998. This decrease is primarily attributable to efforts to control operating expenses while the Company experienced sales growth of 20.6% during the period. In addition, without the debt restructuring-related compensation charges referenced in the discussion for the three months ended September 30, 1998, selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 1997 would have been 4.88%.

As a result of the above items, operating income for the North American Business improved by $9,742,000 from $34,143,000 for the first nine months of 1997 to $43,885,000 for the first nine months of 1998.

Interest Expense; Other Expense; and Income Tax Provision

Interest expense for the Company decreased 48.1% from $7,029,000 in the quarter ended September 30, 1997 to $3,649,000 in the quarter ended September 30, 1998. For the nine months ended September 30, 1998, interest expense for the Company decreased 51.6% from $23,412,000 in the 1997 period to $11,323,000 in the 1998 period. The decrease in interest expense is primarily attributable to a reduction of the Company's debt largely from the use of proceeds from the issuance of the Initial Shares and the Convertible Note to repay substantially all of the Operating Company Debt in September 1997.

Other expenses for the Company increased from $4,329,000 and $10,248,000 for the three and nine months ended September 30, 1997, respectively, to $5,786,000 and $15,407,000 for the same periods in 1998, respectively. The increase for the quarter is due primarily to a $1,042,000 increase in foreign currency losses. For the nine month period, the increase is attributable in part to the recording of a gain on the sale of property held in North Carolina for $1,530,000 in the second quarter of 1997, which reduced other expenses for that period. The increase is also attributable to a $1,277,000 increase in foreign currency losses and a $1,460,000 increase in asset securitization fees. The increased securitization fees are due to increased sales of accounts receivables in order to fund sales growth and daily operations. The average proceeds resulting from the sale of accounts receivable at month end under the Company's securitization facilities increased from $255,578,000 for the nine months ended September 30, 1997 to $272,272,000 for the same period in 1998.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)



The income tax provision increased from an expense of $156,000 and $488,000 for the three and nine months ended September 30, 1997, respectively, to an expense of $444,000 and $807,000 for the same periods in 1998. In both periods, the income tax rate reflects only the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions to offset federal income taxes in the current period.

Debt Restructuring Costs;  Extraordinary Item

During the three months ended September 30, 1997, the Company recognized as expenses $3,630,000 of transaction costs relating to professional fees and other costs associated with the termination of a Limited Waiver and Voting Agreement entered into with certain holders of the Company's 12-1/2% Senior Notes due 2004. Also for that period, in connection with the repayments of the Operating Company Debt in September 1997, the Company recorded an extraordinary loss on the extinguishment of debt of $3,744,000.

Consolidated Net Income

On a consolidated basis, net income for the Company increased from a loss of $9,077,000 and $5,901,000 for the three and nine months ended September 30, 1997, respectively, to a net income of $7,604,000 and $16,348,000 for the three and nine months ended September 30, 1998, respectively, due to the factors described above. Net income per share increased from a loss of $.29 per share for the three months ended September 30, 1997 to net income of $.09 per share for the three months ended September 30, 1998. Net income per share increased from a loss of $.19 per share for the nine months ended September 30, 1997 to net income of $.20 per share for the nine months ended September 30, 1998.

SYSTEMS AND PROCESSES

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

YEAR 2000 ISSUES

Introduction

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other equipment as the year 2000 is approached and reached. These problems generally arise from the fact that computers and equipment have historically used two-digit fields that recognize dates using the assumption that the first two digits are "19". On January 1, 2000, systems using two-digit date fields could recognize a date using "00" as the year 1900 rather than the year 2000.

Year 2000 Project

The Company believes that implementation of the SAP operating system in the U.S. will address its major Year 2000 issues for its core information technology ("IT") systems. See "Systems and Processes" above. The Company has developed a plan for addressing the remainder of its Year 2000 issues which focuses on the following six areas: core IT systems; off-line IT subsystems; technical infrastructure (e.g., networks, servers, desktop computers); vendor/customer interfaces (consisting of electronic data interchange or "EDI"); facilities (including security systems, elevators, and heating and cooling systems); and third-party suppliers, vendors and customers ("External Parties"). For the first five areas, the Company's Year 2000 plan consists of the following phases: (1) conducting an inventory of items with Year 2000 implications; (2) assessment of Year 2000 compliance; (3) remediation or replacement of material items that are determined not to be Year 2000 compliant; (4) testing (including re-testing of material items that were remediated or replaced); and (5) certification of Year 2000 compliancy.

The Company has substantially completed the inventory phase with respect to all areas. The assessment phase is in process and is scheduled to be completed during the first quarter of 1999, the remediation phase during the second quarter of 1999 and the testing phase by the early part of the third quarter of 1999. In addition, the Company intends to conduct integration testing during the early part of the third quarter of 1999. The Company currently plans to complete the Year 2000 project by the beginning of the fourth quarter of 1999.

With respect to External Parties that provide critical goods and services to the Company, including utility companies, telecommunication service companies, shipping companies and other service providers outside of the Company's control, the Company is seeking assurances,

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (Continued)



either through formal communications or otherwise, that such parties will be Year 2000 ready. As a general matter, the Company is vulnerable to the inability of material External Parties to remedy their own year 2000 issues. See "Risks" below.

Costs

The Company currently estimates that the aggregate cost of its Year 2000 project will be approximately $4.2 million, of which less than $200,000 had been spent through October 31, 1998, although the total amount could be greater. This amount excludes the cost of implementing the SAP operating system in the U.S. and costs incurred pursuant to the Company's technology upgrade strategy where the upgrades were not accelerated due to Year 2000 issues. In addition, a portion of the estimated total costs of the Year 2000 project will be funded by reallocating existing resources rather than incurring incremental costs. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company, including any material effect on the implementation of any IT project. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency. The Year 2000 project costs will be expensed by the Company as incurred.

Risks

The Company believes that the completion of its Year 2000 project and the implementation of the SAP operating system in the U.S. as planned will result in the Company being Year 2000 compliant in a timely manner. However, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, if third parties that provide goods or services that are critical to the Company's business activities fail to adequately address their Year 2000 issues, there could be a similar material adverse effect on the Company. The Company believes that its most reasonably likely worst case scenario is the failure of such a third party. Such a failure could result in, for example, the inability of the Company to ship product, a telecommunications failure at one or more of the Company's call centers, a decrease in customer orders, delays in product deliveries from vendors or power outages at one or more of the Company's facilities. The Company's Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of material External Parties. The Company believes that, with the completion of its Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



Contingency Plans

As part of the Company's Year 2000 project, Year 2000-specific contingency plans will be developed. The Company expects that these plans will be substantially completed by the end of February 1999, but that the plans will continue to be modified as the Company obtains additional information regarding the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program and regarding the status of the Year 2000 readiness of External Parties. In addition, as a normal course of business, the Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the failure of External Parties to provide goods or services to the Company as a result of their failure to be Year 2000 ready.


Readers are cautioned that forward-looking statements contained under "Year 2000 Issues" should be read in conjunction with the Company's disclosures under the heading: "SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION" on page ii.

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

Additionally, in the U.S. and Canada, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business and holiday purchases. As a result of this pattern the Company's working capital requirements in the fourth quarter have typically been greater than in other quarters. Net sales in the Canadian operations are also historically strong in the first quarter of the fiscal year, which is primarily due to buying patterns of Canadian Government Agencies. See "Liquidity and Capital Resources" below.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities during the nine months ended September 30, 1998 was $118,773,000. The primary sources of cash from operating activities include an increase in accounts payable of $124,867,000. The primary uses of cash during the period include a $48,654,000 increase in accounts receivable. The increase in accounts payable primarily reflects the growth in the overall business as well as the Company's efforts to increase vendor financing through increased credit limits and more favorable payment terms. The increase also reflects a higher level of inventory of one of the Company's large vendors resulting from purchases made to offset the expected effect of that vendor's suspension of inventory shipments during a subsequent system conversion. The increase in accounts receivable is related primarily to increased sales volume.

Net cash used in investing activities was $22,684,000 consisting primarily of capital expenditures incurred in connection with the implementation of SAP in the U.S. Capital expenditures were also made for the purchase of computer equipment for internal use and for improvements of existing facilities.

Net cash provided by financing activities was $34,119,000 and was comprised primarily of proceeds from the sale of accounts receivable under the Company's asset securitization facilities.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)



Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 1998, the total amount outstanding under these facilities was $345,363,000. Subsequent to September 30, 1998, a substantial portion of the Company's cash and cash equivalents was used to reduce the amount outstanding under the securitization facilities. Fees incurred in connection with the sale of accounts receivable for the three and nine months ended September 30, 1998 were $4,211,000 and $12,876,000 compared to $4,066,000 and $11,416,000 incurred for the three and nine months ended September 30, 1997 and are recorded as other expense.

Debt Obligations, Financing Sources and Capital Expenditures

At September 30, 1998, Merisel, Inc. had outstanding $125,000,000 principal amount of 12-1/2% Senior Notes due 2004 (the "12.5% Notes"). The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leasebacks, transactions with affiliates and certain mergers.

At September 30, 1998, the Company had promissory notes outstanding with an aggregate balance of $7,151,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

Merisel Americas entered into a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with BankAmerica Business Credit, Inc. ("BA"), acting as agent, which provides for borrowings on a revolving basis. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventory held by Merisel Americas. Borrowings bear interest at the rate of LIBOR plus a specified margin, or, at the Company's option, BA's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. No amounts were outstanding under the Loan and Security Agreement as of September 30, 1998.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)



In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be between $35,000,000 and $45,000,000 for 1998, primarily consisting of costs associated with implementing the SAP operating system (which includes all external direct costs of materials and services, purchased hardware and software, and payroll and payroll-related costs of employees directly associated with the SAP implementation), developing the Company's co-location and configuration capabilities, enhancing electronic services, upgrading warehouse systems and other Company facilities, and building the Company's infrastructure to support growth. The Company intends to fund its capital expenditures through internally generated cash and long-term financing. The Company's capital expenditures for 1998 will result in a significant increase in depreciation expense in future periods.

At September 30, 1998, the Company had cash and cash equivalents of $164,165,000. A substantial portion of the cash and cash equivalents balance, which is significantly larger than the Company's average cash balances during the quarter, was used to reduce the amount outstanding under the Company's securitization facilities subsequent to September 30, 1998. The Company does not intend to maintain this level of cash balances. In the opinion of management, anticipated cash from operations in 1998, together with proceeds under the Company's securitization and revolving credit facilities and trade credit from vendors, will be sufficient to meet the Company's requirements for the next 12 months. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. Any unforeseen event that adversely impacts the industry or the Company's position in the industry could have a direct and material unfavorable effect on the liquidity of the Company.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (Continued)



inventory purchases to minimize any adverse impact from these changes, although there is no assurance that such efforts will be successful.

The Company purchases foreign exchange contracts to minimize foreign exchange transaction gains and losses. The Company intends to continue the practice of purchasing foreign exchange contracts and is currently considering adjustments to its hedging strategy to further minimize foreign exchange risks. However, the risk of foreign exchange transaction losses cannot be completely eliminated.

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

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors include large United States-based distributors and aggregators such as Gates/Arrow, Inacom, Ingram Micro, Pinacor, SYNNEX Information Technologies, Inc. and Tech Data Corporation, as well as regional distributors and franchisers.

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

                             PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. The parties executed a Stipulation of Settlement, which is subject to approval by the district court. Under the settlement, Merisel was not required to make any material payment.

        Effective April 14, 1997, the Company entered into a Limited Waiver and Voting Agreement (the "Limited Waiver Agreement") with holders of more than 75% of the outstanding principal amount of the Company's 12-1/2% Senior Notes due 2004 (the "12.5% Notes"). Pursuant to the terms of the Limited Waiver Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchange (the "Exchange") their 12.5% Notes for common stock of the Company (the "Common Stock"), which would equal approximately 80% of the outstanding shares of Common Stock immediately after the Exchange. The Limited Waiver Agreement also provided that, immediately after the consummation of the Exchange, the Company would issue certain warrants to the existing holders of Common Stock. The conditions to the Exchange were not met and, on September 19, 1997, the Limited Waiver Agreement terminated in accordance with its terms. Prior to the termination of the Limited Waiver Agreement on September 19, 1997, certain disagreements arose between the Company and certain holders of the Company's 12.5% Notes ("Noteholders") over the interpretation of the Company's obligations under the Limited Waiver Agreement, including that the Limited Waiver Agreement did not require either the Board of Directors of the Company (the "Board") or the Company to recommend to its stockholders proposals relating to the proposed debt restructuring in which the Noteholders would have exchanged their 12.5% Notes for Common Stock (the "Noteholder Restructuring") and that the Company was not obligated to seek confirmation of a "prepackaged plan" of reorganization by means of the "cramdown" provisions of the Bankruptcy Code. On September 4, 1997, the Company filed suit in Delaware Chancery Court (the "Delaware Action") seeking a declaratory judgment with respect to these issues. The Company intends to vigorously prosecute its claim in the Delaware Action. There can be no assurance, however, that the Company will ultimately be successful with respect to its claims.

        On September 11, 1997, certain Noteholders filed an answer to the Company's complaint in the Delaware Action as well as a counterclaim against the Company asserting claims for breach of the Limited Waiver Agreement, unjust enrichment and a declaratory judgment (the "Noteholder Suit"). The Noteholder Suit also asserts a claim for unjust enrichment against Dwight A. Steffensen, the Company's Chief Executive Officer. The Noteholder Suit seeks damages in excess of $100 million from the Company. The Company's alleged breaches include, among other things, that the Board changed its recommendation with respect to proposals relating to the Noteholder Restructuring. The Company and Mr. Steffensen filed motions for judgment on the pleadings on October 7, 1997 seeking to have the Noteholder Suit dismissed. On January 5, 1998, the Delaware Chancery Court (the "Court") denied both motions. Under the current schedule set by the Court, in February 1999 the Court will consider any summary judgment motions filed by the parties. It is Merisel's current intention to file such a motion although there can be no certainty that the Court will resolve the case by means of such a motion. If the Court denies any such motion, in whole or in part, or if the parties do not elect to file any such motion, trial will commence on March 15, 1999 or as soon thereafter as is convenient for the Court.

The Company and Mr. Steffensen believe that they have strong defenses to each of the claims asserted and intend to defend themselves vigorously. There can be no assurance, however, as to the ultimate outcome of these claims.

        On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiff alleges that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, inter alia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiff further alleges that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiff seeks to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. On May 6, 1998, the Company filed a motion to dismiss the complaint on various legal grounds as well as a motion to strike the punitive damages prayer. In response to the motions, the plaintiff filed a first amended complaint on August 31, 1998, adding a claim for unfair business practices under California Business & Professions Code ss. 17200 and additional allegations. The plaintiff's filing of an amended complaint mooted the Company's original motions. The Company has filed a motion to dismiss the amended complaint on various grounds and a motion to strike the punitive damages prayer. These motions are set for hearing on January 14, 1999. The Company intends to defend itself vigorously against this claim.

        The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

Item 5. Other Information

         The Securities and Exchange Commission (the "Commission") recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to shareholder proposals submitted to the Company for consideration at the Company's next annual meeting.

         Shareholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a shareholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of shareholders will be considered untimely if received by the Company after February 24, 1999. Accordingly, the proxy with respect to the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any shareholder proposals received by the Company after February 24, 1999.



Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         27     Financial Data Schedule for the quarter ended September 30, 1998


         (b) The following Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                  None.

                                  SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 16, 1998

                                         Merisel, Inc.



                                         By     /s/Timothy N. Jenson
                                                -----------------------------
                                                Timothy N. Jenson
                                                Senior Vice President - Finance
                                                Chief Financial Officer