Form 10-K
period 1998-12-31
MERISEL INC /DE/
filed 1999-03-31
CIK 724941

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

        For the fiscal year ended December 31, 1998

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from            to
                         Commission file number 0-17156

                                  MERISEL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   95-4172359
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

         200 Continental Boulevard
          El Segundo, California                             90245-0948
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (310) 615-3080

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 29,1999, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market System was $44,479,061 (29,652,707 shares at a closing price of $1.50).

     As of March 29, 1999, the Registrant had 80,278,682 shares of Common Stock outstanding.
                       Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its 1999 annual meeting of stockholders are incorporated by reference into Part III.



                                TABLE OF CONTENTS




                                                                                                              PAGE
                                     PART I
Item  1.  Business....................................................................................     1
Item  2.  Properties..................................................................................     8
Item  3.  Legal Proceedings...........................................................................     8
Item  4.  Submission of Matters to a Vote of Security Holders.........................................     9

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters...................    10
Item  6.  Selected Financial Data.....................................................................    11
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    12
Item 7A. Quantitative and Qualitative Market Risk Disclosure..........................................    22
Item  8.  Financial Statements and Supplementary Data.................................................    23
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........    44

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........................................    45
Item 11.  Executive Compensation......................................................................    45
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................    45
Item 13.  Certain Relationships and Related Transactions..............................................    45

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................    45

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION



         Certain statements contained in this Annual Report on Form 10-K, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Merisel, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of (i) economic conditions generally, (ii) industry growth, (iii) competition, (iv) liability and other claims asserted against the Company, (v) the loss of significant customers or vendors, (vi) operating margins, (vii) business disruptions, (viii) the ability to attract and retain qualified personnel, and (ix) other risks detailed in this report. For a detailed discussion of certain of these factors, see "Business - Certain
Business Factors." These factors are also discussed elsewhere in this report, including, without limitation, under the captions "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                                     PART I

Item 1. Business.

Overview

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. The Company operates three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance (MOCA(TM)). The Company markets products and services throughout the United States and Canada, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers, and retailers. Through MOCATM, the Company supports Sun Microsystems' UNIX(R)-based products and complementary third-party products.

Merisel distributes more than 25,000 products from the industry's leading hardware and software manufacturers. These manufacturers include American Power Conversion, Apple, Compaq, Hewlett-Packard, IBM/Lotus, Intel, Microsoft, 3Com/U.S. Robotics, Sun Microsystems, Toshiba and Viewsonic. The breadth of
Merisel's product line, together with its extensive distribution network, enables the Company to provide its customers with a single supply source and prompt product delivery.

The Company was incorporated in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). In the years following the Microamerica acquisition, the Company's revenues increased rapidly through both internal growth and acquisition. This increase reflected the substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for product distribution. In 1996, the Company began the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which it completed in the first quarter of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." As a result, the Company's operations are now focused exclusively on the United States and Canada.

The Company's sales were approximately $4.6 billion for 1998. Of these sales, 81% were generated in the United States and 19% were generated in Canada.

The Industry

The primary participants in the computer products distribution industry are manufacturers, wholesale distributors and resellers. Manufacturers sell directly to wholesalers, resellers and end users; wholesale distributors sell to resellers; and resellers sell to other resellers and directly to end users. Full-line wholesale distributors, like Merisel, generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers. Types of resellers include corporate resellers, value-added resellers or "VARs," system integrators, original equipment manufacturers or "OEMs," direct marketers, independent dealers, and mass merchants and computer chain stores. In addition, resellers are often defined and distinguished by the types of value-added services they provide and by the end-user markets they serve, such as large corporate accounts, small to medium-sized businesses, and home users. Resellers rely on wholesale distributors like Merisel for their broad product offerings, product availability, flexible financing alternatives, technical support, and prompt and efficient delivery. Manufacturers benefit from using wholesale distribution as an alternative to direct sales to resellers by not having to maintain large sales forces, warehouse facilities and distribution networks. Manufacturers also rely on wholesale distributors to provide marketing and support services as well as credit for reseller customers.

The computer products distribution industry continues to experience double-digit growth throughout North America. Recent trends in wholesale distribution include custom configuration of products by distributors, various supply chain management strategies to eliminate time and cost, and continued development of electronic commerce and information systems. Additional industry dynamics include the rapid emergence of Internet and other "virtual" businesses that operate with minimal infrastructure, changing terms and conditions from major systems manufacturers, increasingly aggressive pricing practices and continued industry consolidation. In order to compete more effectively and lower their costs, major computer systems manufacturers that rely on the two-tier distribution model have begun to take steps to reduce their own inventories and the inventories of their distributors and resellers. One such strategy is "co-location," which involves the distributor occupying space in the manufacturer's facility where it takes possession of and ships the manufacturer's product. Additionally, configuration services may be performed at these co-location facilities. Electronic commerce refers to the use of electronic systems and applications to exchange information and transact business. These systems and applications include electronic data interchange, or "EDI," and Internet-based order-entry and information systems. Electronic commerce can simplify account set-up, ordering, shipping and support, and thereby facilitate sales while decreasing both selling and purchasing costs. Electronic commerce is becoming an increasingly significant factor in the computer products distribution industry.


Business Strategy

Merisel is a full-line wholesale distributor offering leading products and services to resellers at competitive prices. The Company provides dedicated sales support and customized programs and services to targeted customer groups.

Leading Products and Services. The Company's objective is to offer a broad range of leading brands of systems, peripherals, networking products and software. By stocking a broad mix of products, the Company meets the needs of resellers who prefer to deal with a single source for many of their product requirements. The Company continually evaluates new products, the demand for current products, and its overall product mix, and seeks to develop distribution relationships with suppliers of products that enhance the Company's product offerings. The Company believes that the size of its reseller customer base, combined with the breadth and quality of its marketing support programs, gives Merisel a competitive advantage over smaller, regional distributors in developing and maintaining supplier relationships.

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

Customer Groups. Merisel serves a variety of reseller channels, which have diverse product, financing and support requirements. Merisel was among the first major wholesale distributors in the industry to offer its various customer groups a channel-dedicated sales force as well as customized product offerings, financing programs, and marketing and technical support programs, all of which are tailored to address the differing needs of these customer groups. The Company intends to continue focusing on the profitability of the markets it serves to identify customer opportunities and develop sales and marketing programs that serve these groups most effectively.

1999 Initiatives and Investments. To capitalize on its strengths and differentiate Merisel from its competitors in 1999, the Company is focused on key initiatives aimed at generating new ways to support its customers and increase sales and gross margins. The Company is focused on expanding its reach to specific customer groups that offer significant revenue and margin opportunities, such as VARs, Internet and other "virtual" businesses, and high-end resellers that offer enterprise computing solutions. To support its customers, expand service offerings, and increase productivity and efficiency, the Company has also identified three key areas for further investment: electronic commerce, enhanced information systems and improved supply chain management.


Manufacturers and Manufacturer Programs and Services

Merisel has established and developed long-term business relationships with many of the leading manufacturers in the computer products industry. The Company's suppliers number more than 500 and include Adobe Systems, American Power Conversion, Apple, Compaq, Computer Associates, Corel, Epson America,
Hewlett-Packard, IBM/Lotus, Informix, Intel, Intuit, Iomega, Kingston Technology, Lexmark, Microsoft, NEC Technologies, Network Associates, Novell, Okidata, Seagate, Sony, Sun Microsystems, Symantec, 3Com/U.S. Robotics, Toshiba, ViewSonic and Western Digital. Merisel is one of only three distributors in North America authorized to sell Sun Microsystems products.

Merisel enters into written distribution agreements with the manufacturers of the products it distributes. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and often contain territorial restrictions that limit the countries in which Merisel is permitted to distribute the products. The agreements generally provide Merisel with stock balancing and price protection provisions that partially reduce Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. In the past year, however, certain computer systems manufacturers that are among the Company's largest vendors have announced changes in price protection and other terms and conditions that could adversely affect the Company. The Company is working closely with these manufacturers and has developed buying procedures and controls to manage inventory purchases to reduce the potential adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. There is no assurance that such efforts will be successful in preventing a material adverse effect on the Company. The Company's agreements, which generally have a term of at least one year, may contain minimum purchase amounts and generally contain provisions permitting earlier termination by either party upon written notice.

Additional manufacturer programs toward which Merisel is devoting substantial resources include configuration and co-location. Configuration involves the assembly of computer products from multiple vendors into a single unit or system that conforms to the specific needs of an individual end user. While at one time configuration was a very minor aspect of a wholesale distributor's business, it has become a major initiative as manufacturers outsource this segment of production to wholesale distributors. Through 1996, Merisel outsourced its configuration business to two third-party providers. In 1997, the Company took these responsibilities in-house and currently performs system configuration in its Hayward, California, and Toronto, Canada, warehouse facilities. Merisel is in the process of expanding its configuration capabilities and has attained ISO 9002 certification for both of these facilities, which is required by certain systems manufacturers.

Co-location involves establishing operations jointly with systems manufacturers in their facilities to take steps, time, and costs out of the distribution process, while offering improved levels of service. In a co-location facility, the distributor takes possession of the manufacturer's product and ships it directly to the customer, without sending the product to the distributor's distribution center first. Merisel established its first co-location operation with IBM in IBM's Raleigh, North Carolina, facility in October, 1998, and recently announced a similar agreement with Compaq their Houston, Texas, facility. Merisel's current strategy calls for the Company to perform high-end, custom configuration at these facilities. The Company will continue to evaluate market trends and adapt its strategy to meet the evolving needs of its business partners.

Although Merisel distributes more than 25,000 products and accessories supplied by more than 500 manufacturers, 73% of net sales for the North American Business in 1998 (as compared to 69% in 1997 and 60% in 1996) was derived from products supplied by Merisel's 10 largest vendors, with the sale of products manufactured by Hewlett-Packard, Microsoft, Sun Microsystems and Compaq accounting for approximately 13%, 13%, 13%, and 12%, respectively, of net sales in 1998 (as compared to 12%, 15%, 12% and 10%, respectively, in 1997, and 9%, 14%, 10% and 10%, respectively, in 1996). Because reseller customers often prefer to deal with a single source for many of their product needs, the loss of the ability to distribute a particularly popular product could result in losses of sales unrelated to the product. The loss of a direct relationship between the Company and any of its key suppliers could have an adverse impact on the Company's business and financial results.

Merisel provides its manufacturers with access to one of the largest bases of computer resellers in North America, as well as the means to reduce inventory, credit, marketing, and overhead costs typically associated with maintaining direct reseller relationships. Through its product marketing group, the Company develops and implements promotional programs for specific manufacturers to increase customer purchasing depth and breadth. Promotional programs include bundle offers, growth-goal incentives, and reseller training events as well as channel communication vehicles such as targeted direct mail, fax and advertising.

In addition, the Company provides manufacturers with the opportunity to participate in Merisel's Softeach computer products training forum. Each year, more than 4,000 resellers and dozens of leading manufacturers gather for two days of intensive, small-group seminars in cities across the country. Manufacturers can take advantage of this forum to train resellers on how to market their products and increase sales.



Customers and Customer Services

In 1998, Merisel sold products and services to more than 35,000 computer resellers throughout North America. Merisel's smaller customers often do not have the resources to establish a large number of direct purchasing relationships  or stock  significant  product  inventories,  nor can  they  meet manufacturers' minimum purchase requirements or obtain acceptable credit. Consequently, they tend to purchase a high percentage of their products from distributors such as Merisel, which can meet their inventory needs quickly and efficiently. Larger resellers often establish direct relationships with manufacturers for their more popular products but utilize distributors for slower-moving products and for fill-in orders of fast-moving products that may not be available on a timely basis from manufacturers. No single customer accounted for more than 4% of Merisel's net sales in 1998, 1997 or 1996.

Single Source Provider. Merisel offers computer resellers a single source for more than 25,000 competitively priced hardware and software products. By purchasing from Merisel, the reseller only needs to comply with a single set of ordering, billing and product return procedures and may also benefit from attractive volume pricing and financing programs. In addition, resellers are generally allowed, within specified time limits and/or specified volume limits, to return products for credit to be applied against future purchases from Merisel. Customers of TM are authorized by Sun Microsystems to purchase from only one of its three North American distributors, and may generally change the distributor with whom they deal only once per year.

Sales Organization. The sales departments for the Company's U.S. and Canadian distribution businesses are organized to serve the varying requirements of the different customer groups in the industry. The Company's United States distribution business is organized into three sales divisions to serve VAR, commercial, and retail customer groups. The VAR division offers specialized services and technical products to value-added resellers, system integrators and OEMs who offer service, support and consulting to clients in addition to selling computer products. Because of the specialized nature of servicing the needs of customers who sell products directly to the federal, state and local governments, and to educational institutions, the Company has also created a dedicated Government and Education sales team. The commercial division offers direct fulfillment services, EDI transaction support, and dedicated field and inside sales support to large-volume national accounts, while the retail division primarily services mass merchants, computer chain stores and Internet resellers.

The Company's sales force is composed of field sales representatives who manage relationships with larger accounts and inside sales representatives who solicit and receive product orders and answer customer inquiries. When a customer calls Merisel, screen synchronization technology automatically causes a sales profile to appear on the sales representative's computer screen. The Company's systems allow the sales representative to enter customer orders, obtain descriptive information regarding products, check inventory status, determine customer credit availability, and obtain special pricing and promotion information.

Prompt Delivery. In the United States and Canada, orders received by 5:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. Merisel maintains sufficient inventory levels in the United States to fill consistently approximately 92% of all units ordered on the day of receipt. As part of a continuing effort to improve accuracy, Merisel's Information and Logistics Efficiency System ("MILES") was first installed in the Company's Atlanta distribution center in early 1994. By 1996, installation of this custom computerized warehouse management system was completed in all nine of Merisel's North American distribution centers. Merisel has also established MILES environments as part of its co-location strategy in IBM's Raleigh, North Carolina, facility and Compaq's Houston, Texas, facility. The successful implementation of MILES has resulted in significant improvements in inventory and shipping accuracy rates. The Company believes that its shipping accuracy rates are currently the highest in the industry at 99.99%.

Merisel typically delivers products from its regional distribution centers via Federal Express, United Parcel Service, and other common carriers. Most customers in the United States receive orders within one or two working days of shipment. Merisel also provides customer-paid overnight air handling upon request. These services allow resellers to minimize inventory investment and serve their customers responsively. For larger customers in the United States, Merisel also provides a fulfillment service to ship orders directly to resellers' customers, which speeds delivery and further minimizes reseller inventories.

Financing Programs. Merisel's credit policy for qualified resellers eliminates the need for them to establish multiple credit relationships with a large number of manufacturers. In addition, the Company arranges floor plan and lease financing through a number of credit institutions and allows credit card purchases by qualified customers. Another program provides for direct shipment to and billing of the reseller's customer. To allow certain resellers to purchase larger orders in the United States, the Company can also arrange alternative financing such as escrow programs and selected bid financing arrangements.

Information Services. Merisel provides its reseller customers with a series of publications containing detailed information on products, pricing, promotions and developments in the industry. Merisel also publishes the Merisel Product Catalog, which lists Merisel's current product offerings. Merisel's corporate Web site offers technical product information on thousands of products and links to more than 350 of the industry's leading manufacturers. Resellers can obtain current information on programs and services, daily product promotions, strategic Merisel announcements and MOCA. Customers can communicate with Merisel Customer Service via e-mail, download return authorization and system return forms, and track product shipments with links to Federal Express and UPS. Merisel's Web site also offers secure, 24-hour access to SELline II, Merisel's remote order-entry and information service, so resellers can place their product orders through the Company's Web site at www.merisel.com. SELline II provides resellers with real-time access to pricing information, credit information, technical descriptions, product availability and promotional information. Since its inception, SELline has had approximately 26,000 enrollees in the U.S. and Canada. Merisel also utilizes EDI systems to allow large-volume customers to communicate with the Company's computer system directly for order processing and account data.

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

Merisel provides resellers with direct access to the Company's technical support engineers through a dedicated hot line. Resellers can take advantage of specialized pre-sale and post-sale technical support for product lines sold by Merisel. In addition, Merisel's technical engineers provide regular product training for Merisel's sales representatives to help them increase their product knowledge and their ability to answer resellers' questions.


Operations, Distribution and Systems

Locations. At December 31, 1998, the Company operated nine distribution centers throughout North America: seven in the United States and two in Canada. The Company also operates specialized distribution centers as part of its co-location strategy at IBM's Raleigh, North Carolina, facility and Compaq's Houston, Texas, facility.

Systems. Merisel has made significant investments in advanced computer and warehouse management systems for its North American operations to support sales growth and improve service levels. All of Merisel's nine North American distribution centers, and the co-location facilities at IBM's Raleigh, North Carolina, facility and Compaq's Houston, Texas, facility, utilize the MILES computerized warehouse management system, which uses infrared bar coding and advanced computer hardware and software to improve shipping, receiving and picking accuracy rates. See "Customers and Customer Services - Prompt Delivery" above.

Merisel is in the process of converting its North American operations to the SAP enterprise-wide information system. SAP integrates all functional areas of the business including order entry, inventory management and finance in a real-time environment. The Company began designing the new system in 1993 and converted its Canadian operations from a mainframe to the SAP enterprise-wide information system in August 1995. The new system is designed to provide greater transaction functionality, flexibility, and custom pricing applications. In the early implementation stages, the Canadian SAP system produced results and response times below the Company's expectations, which prompted a delay in the U.S. implementation of SAP. This system is now fully implemented in Canada, is performing to expectations and for more than two years has been operating with essentially no unscheduled downtime.

The Company resumed the conversion of its United States operations to the SAP system in the fourth quarter of 1997. The Company expects to go live on the SAP system in the United States during the second quarter of 1999. The design and implementation of these new systems are complex projects and involve certain risks. The conversion to the new system may result in delays and other unanticipated interruptions. However, Merisel believes that the stability and availability of its Canadian system has served as an advantage by providing a working system on which to test and fine-tune the Company's North American protocols. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Systems and Processes."


Competition

Competition in the computer products distribution industry is intense. Competitive factors include price, brand selection, breadth and availability of product offering, purchasing arrangements, financing options, shipping and packaging accuracy, speed of delivery, level of training and technical support, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors for its U.S. and Canadian distribution businesses include large United States-based distributors such as Inacom, Ingram Micro, Pinacor and Tech Data, as well as regional distributors and franchisers. MOCA's competitors are Access Graphics, which is owned by GE Capital, and Ingram Micro.

Merisel also competes with manufacturers that sell directly to computer resellers, sometimes at prices below those charged by Merisel for similar products. The Company believes its broad product offering, product availability, prompt delivery and support services may offset a manufacturer's price advantage. In addition, many manufacturers concentrate their direct sales on large computer resellers because of the relatively high costs associated with dealing with small-volume computer resellers.

Variability of Quarterly Results and Seasonality

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. In addition, quarterly variability could be affected by the year 2000 issue by shifting demand for computer products during 1999 and future years. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

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


Employees

As of December 31, 1998, Merisel had approximately 2,700 employees. Merisel believes it has good relations with its employees.

Environmental Compliance

The Company believes that it is in substantial compliance with all environmental laws applicable to it and its operations.


Certain Business Factors

In addition to the other information in this report, readers are cautioned to carefully consider the following business factors that may affect the future operations and performance of the Company.

Decline in Gross Margins. Over the past few years, the computer industry in general and the Company in particular have experienced a significant decrease in gross margins. While the Company has taken actions over the last several quarters intended to improve margin performance, gross margins have continued to decline primarily due to intense competitive pricing. These pricing pressures escalated during the fourth quarter of 1998 and are continuing in 1999. If the Company's efforts to increase gross margins are not successful, the Company may not be able to achieve satisfactory levels of profitability.

Vendor Terms and Conditions. Like other wholesale distributors, the Company's business is subject to the risk that the value of its inventory will be affected adversely by vendor price reductions or by product obsolescence that results from technological changes or product updates. It is the policy of most manufacturers of microcomputer products to protect distributors who purchase directly from them from the loss in value of inventory due to product obsolescence or the manufacturer's price reductions. Over the last year certain major PC manufacturers that are among the Company's largest vendors have announced changes to price protection and other terms and conditions, including product return rights, that could adversely affect the Company. The Company is working closely with these manufacturers and has developed buying procedures and controls to manage inventory purchases to reduce the potential adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. There is no assurance that such efforts will be successful in preventing a material adverse effect on the Company. Unforeseen changes in current price protection policies or other changes in terms and conditions of any of the Company's major vendors could have a material adverse effect on the Company.

Dependence on Key Vendors. In 1998, 73% of the Company's net sales was derived from products supplied by the Company's 10 largest vendors, as compared to 69% in 1997 and 60% in 1996. The Company's large vendors generally provide incentive funds for marketing and based on sales levels of their products. These incentive funds contribute substantially to the Company's gross profit margin. As is customary in the industry, the Company's agreements with these vendors provide non-exclusive distribution rights and may generally be terminated by the vendor on short notice. The termination of the Company's distribution agreement with one of its key vendors, or a material change in the terms of the distribution agreement, including a decrease in incentive funds, could have a material adverse effect on the Company. In addition, in the past year some vendors have reduced the incentive funds they pay to distributors or increased the sales volumes required to receive various levels of incentive funds.

Size of Competitors. The Company's competitors include distributors that are substantially larger than the Company, partially as a result of the trend toward consolidation in the industry. Because of their size, these firms can achieve greater economies of scale than the Company and may be able to form stronger relationships with manufacturers. The Company does not believe that it can achieve operating expense levels as a percentage of sales as low as those that can be achieved by its much larger competitors. A continuation of industry consolidation not involving the Company may exacerbate this disadvantage.

Direct Sales by Manufacturers. Several computer product manufacturers have expanded their direct selling efforts to resellers and end users. Although the Company does not believe that its business has been significantly affected by these developments, continued efforts by manufacturers to change their businesses to compete with the direct sales model may adversely the Company. The Company believes that the direct sales business will grow faster than sales through the distribution channel and that consolidation of resellers, who are the customers of distributors, may contribute to such differential. An increase in sales of computer products outside the traditional distribution channel may have a material adverse effect on the Company.

Item 2. Properties.

At December 31, 1998, the Company maintained distribution centers in seven locations throughout the United States and in two locations in Canada. Additionally, the Company maintains United States administrative and sales offices in El Segundo, California; Marlborough, Massachusetts; and Cary, North Carolina, as well as Canadian administrative and sales offices in Toronto, Ontario; Montreal, Quebec; and Vancouver, British Columbia.

The Company's headquarters are located in El Segundo, California, where the Company owns an 112,500 square-foot facility, leases another 50,700 square-foot facility and leases 23,000 square feet in a third building. In addition, the Company owns a 61,000 square-foot facility and 29 acres of undeveloped land in Cary, North Carolina. All of the Company's other facilities are leased. The Company believes that its facilities provide sufficient space for its present needs, and that additional suitable space will be available on reasonable terms, if needed.


Item 3. Legal Proceedings.

In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. The parties executed a Stipulation of Settlement, which was approved by the district court judge on December 21, 1998. The judge entered a judgment to dismiss the case with prejudice and such judgment was final on January 20, 1999. Under the settlement, Merisel was not required to make any material payment.

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

On September 11, 1997, certain Noteholders filed an answer to the Company's complaint in the Delaware Action as well as a counterclaim against the Company asserting claims for breach of the Limited Waiver Agreement, unjust enrichment and a declaratory judgment (the "Noteholder Suit"). The Noteholder Suit also asserts a claim for unjust enrichment against Dwight A. Steffensen, the Company's Chief Executive Officer. The Noteholder Suit seeks damages in excess of $100 million from the Company. The Company's alleged breaches include, among other things, that the Board changed its recommendation with respect to proposals relating to the Noteholder Restructuring. The Company and Mr. Steffensen filed motions for judgment on the pleadings on October 7, 1997 seeking to have the Noteholder Suit dismissed. On January 5, 1998, the Delaware Chancery Court (the "Court") denied both motions. In January 1999 the Company and Mr. Steffensen filed motions for summary judgment. If the Court denies the motion, in whole or in part, as currently scheduled, trial will commence on June 1, 1999. The Company and Mr. Steffensen believe that they have strong defenses to each of the claims asserted and intend to defend themselves vigorously. There can be no assurance, however, as to the ultimate outcome of these claims.

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiff alleges that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, inter alia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiff further alleges that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiff seeks to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. On May 6, 1998, the Company filed a motion to dismiss the complaint on various legal grounds as well as a motion to strike the punitive damages prayer. In response to the motions, the plaintiff filed a first amended complaint on August 31, 1998, adding a claim for unfair business practices under California Business & Professions Code ss. 17200 and additional allegations. The plaintiff's filing of an amended complaint mooted the Company's original motions. The Company filed a motion to dismiss the amended complaint on various grounds and a motion to strike the punitive damages prayer. In its opposition to the Company's motion to strike, the plaintiff withdrew its prayer for punitive damages. On January 15, 1999, the Court issued an Order staying prosecution of the action under the doctrine of exclusive concurrent federal jurisdiction. It is unknown whether the plaintiff will proceed further with its action in any forum. The Company has defended itself vigorously against this claim and will continue to do so.


The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.



Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

The Company's Common Stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol MSEL. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the National Market.

                                            High              Low
                     Fiscal Year 1997
                     First quarter....       2 1/2            1 9/16
                     Second quarter...       2 7/16           1 1/32
                     Third quarter....       4 7/8            1 7/8
                     Fourth quarter...       5 21/32          3 3/8
                     Fiscal Year 1998
                     First quarter....       4 1/2            2 3/4
                     Second quarter...       3 1/2            2 3/4
                     Third quarter....       3 1/2            2 1/8
                     Fourth quarter...       3 1/4            2


As of March 29, 1999, there were 1,074 record holders of the Company's Common Stock.

Merisel has never declared or paid any dividends to stockholders. The indenture relating to the Company's 12-1/2% Senior Notes due 2004 currently prohibits the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."



Item 6. Selected Financial Data.

                                                                                          Year Ended December 31,
                                                                 1994           1995           1996           1997            1998
                                                              ------------  ------------   ------------   ------------   -----------
                                                                              (In thousands, except per share amounts)

Income Statement Data:(1)
Net sales .................................................   $ 5,018,687   $ 5,956,967    $ 5,522,824    $ 4,048,972    $ 4,552,984
Cost of sales .............................................     4,676,164     5,633,278      5,233,570      3,807,888      4,298,553
                                                              ------------  ------------   ------------   ------------   -----------
Gross profit ..............................................       342,523       323,689        289,254        241,084        254,431
Selling, general & administrative expenses ................       281,796       317,195        295,021        191,406        199,929
Impairment losses .........................................                      51,383         42,033         14,100
Restructuring charge ......................................                       9,333
                                                              ------------  ------------   ------------   ------------   -----------
Operating income (loss) ...................................        60,727       (54,222)       (47,800)        35,578         54,502
Interest expense ..........................................        29,024        37,583         37,431         26,957         14,671
Loss on sale of European, Mexican, and
Latin American operations .................................                                     33,455
Debt Restructuring Costs ..................................                                                     5,230
Other expense .............................................        11,752        13,885         20,150         14,992         20,904
                                                              ------------  ------------   ------------   ------------   -----------
Income (loss) before income taxes .........................        19,951      (105,690)      (138,836)       (11,601)        18,927
Provision (benefit) for income taxes ......................         8,341       (21,779)         1,539            496            417
                                                              ------------  ------------   ------------   ------------   -----------
Net income (loss) Before Extraordinary Item ...............        11,610       (83,911)      (140,375)       (12,097)        18,510
Extraordinary Loss on Extinguishment of
    Debt ..................................................                                                     3,744
                                                              ------------  ------------   ------------   ------------   -----------
Net Income (Loss) .........................................   $    11,610   $   (83,911)   $  (140,375)   $   (15,841)   $    18,510
                                                              ============  ============   ============   ============   ===========
Per Share Data:
Net income (loss) per diluted share .......................   $      0.38   $     (2.82)   $     (4.68)   $      (.48)   $       .23
Weighted average number of diluted shares .................        30,389        29,806         30,001         33,216         80,485
Balance Sheet Data:
Working capital ...........................................   $   399,848   $   280,864    $   190,544    $   197,154    $   181,742
Total assets ..............................................     1,191,870     1,230,334        731,039        747,111        945,320
Long-term and subordinated debt ...........................       357,685       356,271        294,763        133,429        131,856
Total debt ................................................       395,556       382,395        294,950        133,429        135,657
Stockholders' equity ......................................       236,164       154,466         14,997        137,508        154,253




(1) Merisel's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel has described fiscal years presented as if the year ended on December 31. Except for 1997, all fiscal years presented were 52 weeks in duration. The selected financial data set forth above includes those balances and activities related to the Company's Australian business until its disposal effective January 1, 1996 and the Company's European, Mexican and Latin American businesses until their disposal on October 4, 1996, effective as of September 27, 1996. It also includes results Merisel FAB (as defined below) from the date such business was acquired on January 31, 1994 through its disposal as of March 28, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). In the years following the Microamerica acquisition, the Company's revenues increased rapidly through both internal growth and acquisition, reaching $5.0 billion in 1994 and nearly $6.0 billion in 1995. This increase partially reflected the substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for product distribution. In 1996, the Company began the process of divesting of its operations outside of North America and its non-distribution operations.

Asset Dispositions

On March 7, 1996, Merisel sold its wholly owned Australian subsidiary, Merisel Pty Ltd. ("Merisel Australia"), to Tech Pacific. The sale was effective as of January 1, 1996.

On October 4, 1996, the Company completed the sale of substantially all of its European, Mexican and Latin American businesses ("EML") to CHS Electronics, Inc. ("CHS"). The sale was effective as of September 17, 1996. A loss of approximately $33,455,000, including $7,400,000 of direct selling costs, was recorded in connection with the sale. The final sales price was $147,631,000 based on the combined closing balance sheet of EML, and consisted of (i)
$110,379,000 in cash, (ii) the assumption of Merisel's European asset securitization agreement, against which $26,252,000 was outstanding at closing, and (iii) a short term receivable of $11,000,000 due at various dates through 1997.

As of March 28, 1997, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB"), which had been acquired by the Company from the United States Franchise and Distribution Division of Vanstar Corporation (formerly ComputerLand Corporation), to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex"). The sales price, computed based upon the February 21, 1997 balance sheet of Merisel FAB, was $31,992,000 consisting of the assumption by the buyer of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. In anticipation of this sale, the Company recorded an impairment charge in the fourth quarter of 1996 for $2,033,000 to adjust Merisel FAB's assets to their fair value.

Debt Restructuring and Equity Investment

On September 19, 1997, the Company and its main operating subsidiary, Merisel Americas Inc. ("Merisel Americas"), entered into a definitive Stock and Note Purchase Agreement with Phoenix Acquisition Company II, L.L.C. ("Phoenix"), a Delaware limited liability company whose sole member is Stonington Capital Appreciation 1994 Fund, L.P. Pursuant to the Stock and Note Purchase Agreement, on September 19, 1997, Phoenix acquired a Convertible Note for $137,100,000 (the "Convertible Note") and 4,901,316 shares of Common Stock (the "Initial Shares") for $14,900,000. The Convertible Note was an unsecured obligation of the Company and Merisel Americas and provided that, upon the satisfaction of certain conditions, including obtaining stockholder approval, the Convertible Note would automatically convert into 45,098,684 shares of Common Stock (the "Conversion Shares"). The Conversion Shares and Initial Shares would together represent 50,000,000 shares of Common Stock at a purchase price of $3.04 per share, and approximately 62.4% of the Common Stock outstanding immediately following the issuance of the Conversion Shares. The Company used the proceeds from the issuance of the Initial Shares and the Convertible Note to repay indebtedness of its operating subsidiaries (the "Operating Company Debt") consisting of $80,697,000 principal amount outstanding under a revolving credit agreement, $53,798,000 of its 11.5% Senior Notes, and $13,200,000 principal amount of subordinated notes. On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. On
December 19, 1997, following receipt of stockholder approval, the remaining portion of the Convertible Note was converted into Common Stock. As of March 31, 1999, Phoenix owned 50,000,000 shares of Common Stock, or approximately 62.3% of the outstanding Common Stock. See "Notes to Consolidated Financial Statements -
Note 7 - Income Taxes" regarding the impact of the restructuring on the Company's available net operating loss carryforwards.

Results of Operations

As a result of the asset dispositions described above, the Company's operations are now focused exclusively on North America. The North American Business (as defined below) produced approximately $4.6 billion, $3.8 billion, and $3.4 billion in revenues for 1998, 1997 and 1996, respectively. Former Operations (as defined below) produced approximately $202 million and $2.1 billion in revenues for 1997 and 1996, respectively. Because the North American Business now represents the ongoing business of the Company, the following discussion and analysis will compare the results of operations solely for the North American Business unless otherwise indicated.

As used in this discussion and analysis, the term "North American Business" refers to Merisel's United States and Canadian operations, and the term "Former Operations" refers to those operations disposed of since the beginning of 1996, namely EML and Merisel FAB.

The following table sets forth the results of operations for the North American Business and for the Former Operations for the fiscal years indicated.

                                                               (in thousands)

                         North American Business             Former Operations                        Consolidated Total
                   /---------December31,-----------\  /----------December31,-----------\  /--------------December31,------------\
                   1996         1997       1998          1996        1997      1998        1996         1997            1998

Net Sales       $ 3,441,343  $3,846,795   $4,552,984   $2,081,481  $202,177                $5,522,824  $4,048,972    $4,552,984
Cost of Sales     3,262,105   3,613,389    4,298,553    1,971,465   194,499                 5,233,570   3,807,888     4,298,553
                -----------  ----------   ----------   ----------  --------   ---------    ----------  ----------    -----------
Gross Profit        179,238     233,406      254,431      110,016     7,678                   289,254     241,084       254,431

SG&A                193,521     185,206      199,929      101,500     6,200                   295,021     191,406       199,929
Impairment
  loss                           14,100                    42,033                              42,033      14,100
                -----------  ----------   ----------   ----------  --------   ---------    ----------  ----------    -----------
Operating
 (loss)Income   $   (14,283)  $  34,100   $   54,502   $  (33,517) $  1,478                 $ (47,800)  $  35,578     $  54,502
                ===========  ==========   ==========   ==========  ========   =========    ==========  ==========    ============


Comparison of Fiscal Years Ended December 31, 1998 and December 31, 1997

The Company's net sales for the North American Business increased 18.4% from $3,846,795,000 in 1997 to $4,552,984,000 for the year ended December 31, 1998.
This increase resulted from increased sales of 12.2% in Canada and 19.9% in the United States. For the year, while MOCA and retail sales continued to show substantial growth at 36% and 55%, respectively, neither VAR nor commercial performance was as robust, resulting in U.S. growth slowing considerably, particularly in the fourth quarter. During 1998, VAR sales grew 9% and commercial sales increased 19%. The growth rate in Canada in terms of Canadian dollars was 20.3%, but the decline in the value of the Canadian dollar hampered the growth rate in terms of U.S. dollars, particularly in the second half of the year.

In the North American Business, hardware and accessories accounted for 78% of net sales and software accounted for 22% of net sales for the year ended December 31, 1998 as compared to 77% and 23%, respectively, for such categories for the year ended December 31, 1997.

Gross profit for the North American Business increased 9.0% from $233,406,000 in 1997 to $254,431,000 in 1998. Gross profit as a percentage of sales, or gross margin, decreased from 6.07% in 1997 to 5.59% in 1998. Gross margins in the United States and Canada were 5.48% and 6.07%, respectively, for 1998, compared to 6.01% and 6.31%, respectively, for 1997. The decrease in margins as a percentage of sales has resulted in large part from intense competitive pricing pressures, as well as changes in vendor terms and conditions. The margin decrease is also partially the result of changes in customer concentration and mix and product mix. The Company has committed resources to address the issue of declining margins by focusing attention on more profitable product lines, expanding the Company's customer base, and enhancing customer support by segmenting customers by business model and geographical location and assigning those customers to dedicated sales teams. The Company is also continuing efforts to improve the controls and management supervision over margin management related activities such as sales execution and processes. However, the Company continues to face intense competitive pricing pressures, which escalated during the fourth quarter of 1998 and continue to persist. In addition, changing manufacturer terms and conditions, particularly in price protection, have contributed to greater inventory risk and necessitated changes in purchasing practices that in turn have affected selling, pricing, and vendor rebates.

Selling, general and administrative expenses for the North American Business increased by $14,723,000 or 7.9% from $185,206,000 for the year ended December 31, 1997 to $199,929,000 for the year ended December 31, 1998. Selling, general and administrative expenses in 1997 included compensation charges of $1,950,000 incurred pursuant to employment contracts of certain executive officers of the Company and related to the debt restructuring completed during 1997. Excluding this charge, selling, general and administrative expenses increased $16,673,000, but decreased as a percentage of sales from 4.8% in 1997 to 4.4% in 1998. This decrease is primarily attributable to efforts to control operating expenses while the Company experienced sales growth of 18.4% for the year. Selling, general and administrative costs include depreciation and amortization expense totaling $10,980,000 in 1998 and $11,073,000 in 1997. The Company's capital expenditures of $50,067,000 in 1998 and similarly planned amounts in 1999 will result in a significant increase in depreciation expense in future periods. (See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures" below.) In addition to increased depreciation expense in 1999, the Company expects to incur operating expenses to fund its strategic initiatives (See "Item 1. Business - Business Strategy"), Year 2000 compliance expenses, and expenses related to implementation and stabilization of the new SAP operating system for the U.S.

In the fourth quarter of 1997, the Company recorded a non-cash asset impairment charge of $14,100,000 against capitalized costs associated with the previously scheduled implementation of the SAP information system in the U.S., which was delayed in 1996. Through implementation planning that resumed in the fourth quarter of 1997 and a recently completed evaluation of SAP in its upgraded form, the Company identified costs that would not provide future value, and it is these costs that are the basis of the impairment charge. See "Notes to Consolidated Financial Statements - Note 2 - Impairment Losses."

As a result of the above items, the Company's North American Business had operating income of $54,502,000 for the year ended December 31, 1998 compared to operating income of $34,100,000 for the year ended December 31, 1997. Excluding the restructuring related compensation costs incurred and the impairment charge taken in 1997, the Company's North American Business would have had operating income of $50,150,000 in 1997.

Interest Expense; Other Expense; Income Tax Provision

Interest expense for the Company, including Former Operations, decreased 45.6% from $26,957,000 for the year ended December 31, 1997 to $14,671,000 for the year ended December 31, 1998. This decrease was primarily attributable to the debt restructuring, which resulted in the elimination of substantially all of the Operating Company Debt on September 19, 1997 using proceeds from the issuance of the Initial Shares and the Convertible Note.

Other expense for the Company, including Former Operations, increased from $14,992,000 for the year ended December 31, 1997 to $20,904,000 for the year ended December 31, 1998. This increase is attributable in part to the recording of a gain on the sale of property held in North Carolina for $1,530,000 in 1997, which reduced other expenses. The increase is also attributable to a $1,534,000 increase in foreign currency losses and a $1,534,000 increase in asset securitization fees. The increased securitization fees are due to increased sales of accounts receivables in order to fund sales growth, daily operations and, in the fourth quarter, increased levels of inventory in anticipation of higher sales volumes that did not materialize.

Also during 1997, the Company incurred $5,230,000 in expenses related to the Company's efforts to effect a restructuring of its debt. These expenses represent professional fees and other costs associated with the terminated Limited Waiver and Voting Agreement (the "Limited Waiver Agreement") entered into with certain holders of the Company's 12-1/2% Senior Notes due 2004 (the "12.5% Notes"), and costs incurred as a result of the change in control that occurred as a result of the conversion of the Convertible Note. See "Item 3. Legal Proceedings."

The income tax provision decreased from $496,000 for the year ended December 31, 1997 to $417,000 for 1998. In both years the income tax provision reflects only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years. The Company has not recognized a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. See "Notes to Consolidated Financial Statements - Note 7 - Income Taxes".

Consolidated Net Income

The Company, including Former Operations, reported net income of $18,510,000, or $.23 per diluted share, in 1998 compared to a net loss of $15,841,000, or $0.48 per diluted share, in 1997. Included in the 1997 net loss is an extraordinary loss on the extinguishment of debt of $3,744,000, or $0.12 per diluted share, related to the repayment of the Operating Company Debt.

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

In the North American Business, hardware and accessories accounted for 77% of net sales and software accounted for 23% of net sales for the year ended December 31, 1997 as compared to 76% and 24%, respectively, for such categories for the year ended December 31, 1996.

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

Selling, general and administrative expenses for the North American Business decreased by $8,315,000 or 4.3% from $193,521,000 for the year ended December 31, 1996 to $185,206,000 for the year ended December 31, 1997. Selling, general and administrative expenses in 1996 include approximately $10,500,000 in costs related to professional fees incurred as part of the 1996 business plan for process improvements, professional fees related to lender negotiations, and severance charges related to management changes. In 1997, selling, general and administrative expenses included compensation charges of $1,950,000 incurred pursuant to employment contracts of certain executive officers of the Company and related to the debt restructuring completed during 1997. Excluding these charges in both years, selling, general and administrative expenses did not change significantly in total dollars, but decreased as a percentage of sales from 5.3% in 1996 to 4.8% in 1997. This decrease is primarily attributable to efforts to control operating expenses even though sales increased throughout the year. Selling, general and administrative costs include depreciation and amortization expense totaling $11,073,000 in 1997 and $12,360,000 in 1996.

In the fourth quarter of 1997, the Company recorded a non-cash asset impairment charge of $14,100,000 against capitalized costs associated with the previously scheduled implementation of the SAP information system in the U.S., which was delayed in 1996. Through implementation planning that resumed in the fourth quarter of 1997 and an evaluation of SAP in its upgraded form, the Company identified costs that would not provide future value, which costs are the basis of the impairment charge. See "Notes to Consolidated Financial Statements - Note 2 - Impairment Losses."

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


Interest Expense; Other Expense; Income Tax Provision

Interest expense for the Company, including Former Operations, decreased 28% from $37,431,000 for the year ended December 31, 1996 to $26,957,000 for the year ended December 31, 1997. This decrease was attributable to: (i) lower average borrowings resulting from a $72,500,000 debt paydown in October 1996 using proceeds from the sale of EML; (ii) scheduled debt payments totaling $13,090,000; and (iii) elimination of substantially all of the Operating Company Debt on September 19, 1997, using substantially all of the $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note. These factors were offset in part by an increase in interest rates under the Operating Company Debt during 1997 prior to its elimination in September of 1997.

Other expense for the Company, including Former Operations, decreased from $20,150,000 for the year ended December 31, 1996 to $14,992,000 for the year ended December 31, 1997. This decrease is primarily attributable to one-time financing charges paid in the first quarter of 1996 of approximately $3,125,000 related to amendments of financing agreements that have since been terminated. Additionally, the Company recorded a gain of $1,530,000 in 1997 on the sale of property held in North Carolina.

Also during 1997, the Company incurred $5,230,000 in expenses related to the Company's efforts to effect a restructuring of its debt. These expenses represent professional fees and other costs associated with the Limited Waiver Agreement, and costs incurred as a result of the change in control that occurred as a result of the conversion of the Convertible Note.

The income tax provision decreased from $1,539,000 for the year ended December 31, 1996 to $496,000 for 1997. In 1997, the income tax provision reflects only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating loss provisions from prior year losses. The Company has not recognized a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. In 1996, the Company recognized additional tax provision expense that represented the establishment of a valuation allowance against a previously recognized state deferred tax asset. See "Notes to Consolidated Financial Statements - Note 7 - Income Taxes".


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

Merisel is in the process of converting its U.S. operations to the SAP client/server operating system. The Company plans to convert its U.S. operations to the SAP system during the second quarter of 1999. The Company converted its Canadian operations from a mainframe to the SAP client/server operating system in August 1995. SAP is an enterprise-wide system which integrates all functional areas of the business including order entry, inventory management and finance in a real-time environment. The new system is designed to provide greater transaction functionality, automated controls, flexibility, and custom pricing applications.

The design and implementation of these new systems are complex projects and involve certain risks. The U.S. SAP implementation in particular, because of its scope and complexity, involves risks that could have a material adverse impact on operations and financial results, particularly during the quarter in which the implementation occurs. Among other things, the implementation of the SAP system in the U.S. may result in delays and other unanticipated interruptions that could adversely affect the Company's business.


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

Year 2000 Project and the Company's State of Readiness

The Company believes that implementation of the SAP operating system will address its major Year 2000 issues for its core information technology ("IT") systems. See "Systems and Processes" above. The Company has developed a plan for addressing the remainder of its Year 2000 issues which focuses on the following six areas: core IT systems; off-line IT subsystems; technical infrastructure

(e.g., networks, servers, desktop computers); vendor/customer interfaces (consisting of electronic data interchange or "EDI"); facilities (including security systems, elevators, and heating and cooling systems); and third-party suppliers, vendors and customers ("External Parties"). For the first five areas, the Company's Year 2000 plan consists of the following phases: (1) conducting an inventory of items with Year 2000 implications; (2) assessment of Year 2000 compliance; (3) remediation or replacement of material items that are determined not to be Year 2000 compliant; (4) testing (including re-testing of material items that were remediated or replaced); and (5) certification of Year 2000 compliancy.

The Company has completed the inventory phase with respect to all areas. The assessment phase is substantially completed and the remediation and testing phases are in process and are scheduled to be substantially completed during the second quarter of 1999, with a limited amount of remediation completed during the third quarter of 1999. In addition, the Company intends to conduct integration testing during the early part of the third quarter of 1999. The Company currently plans to complete the Year 2000 project by the beginning of the fourth quarter of 1999.

Costs

The Company currently estimates that the aggregate cost of its Year 2000 project will be approximately $4.2 million, although the total amount could be greater. Less than $500,000 had been spent through the end of 1998. The aggregate cost estimate excludes the cost of implementing the SAP operating system in the U.S. and costs incurred pursuant to the Company's technology upgrade strategy where the upgrades were not accelerated due to Year 2000 issues. In addition, a portion of the estimated total costs of the Year 2000 project will be funded by reallocation of existing resources rather than incurring incremental costs. This reallocation of resources is not expected to have a significant impact of the day-to-day operations of the Company, including any material effect on the implementation of any IT project. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency. The Year 2000 project costs will be expensed by the Company as incurred.

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

Contingency Plans

As part of the Company's Year 2000 project, Year 2000-specific contingency plans are being developed. The Company expects that these plans will continue to be modified as the Company obtains additional information regarding the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program and regarding the status of the Year 2000 readiness of External Parties. The Company expects these plans to be finalized by the date of completion of all other areas of the Year 2000 project. In addition, as a normal course of business, the Company maintains and deploys contingency plans as part of its disaster recovery program that are designed to address various other potential business interruptions. These plans may be applicable to address the failure of External Parties to provide goods or services to the Company as a result of their failure to be Year 2000 ready. During 1999, the Company intends to expand its disaster recovery program to cover systems for which detailed contingency plans do not currently exist.

Readers are cautioned that forward-looking statements contained under "Year 2000 Issues" should be read in conjunction with the Company's disclosures under the heading: "SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION" on page ii.


Variability of Quarterly Results and Seasonality

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; (iii) the intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. In addition, quarterly variability could be affected by the Year 2000 issue by shifting demand for computer products during 1999 and future years. Due to the factors noted above, as well as the dynamic characteristics of the computer product distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

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


Liquidity and Capital Resources

Cash Flows Activity For The Year Ended December 31, 1998

Net cash used by operating activities during the year ended December 31, 1998 was $52,493,000. The primary uses of cash were an increase in accounts receivable of $156,967,000 and an increase in inventory of $124,565,000. The primary sources of cash include an increase in accounts payable of $186,462,000. The increase in accounts receivable is primarily the result of increased sales during 1998. The increase in inventory can be attributed to large purchases near the end of the fourth quarter made with the expectation of a higher sales volume that did not materialize. The increase in inventories also contributed to the increase in accounts payable.

Net cash used in investing activities in 1998 consisted of capital expenditures of $50,067,000. The expenditures were primarily related to costs associated with development of SAP and with other information systems as well as the purchase by the Company of its call center facility in Cary, North Carolina.

Net cash provided by financing in 1998 was $104,670,000 and was comprised primarily of proceeds received from the sale of receivables under the Company's asset securitization agreements. Uses of cash for financing activities include scheduled debt payments of $1,572,000. As noted above, a portion of the Company's funds are also generated through the sale of receivables by Merisel Capital Funding, Inc. ("Merisel Capital Funding"), a wholly owned subsidiary of Merisel Americas. Merisel Capital Funding's sole business is the ongoing purchase of trade receivables from Merisel Americas. Merisel Capital Funding sells these receivables, in turn, under an agreement with a securitization company, whose purchases yield proceeds of up to $500,000,000 at any point in time. Merisel Capital Funding is a separate corporate entity with separate creditors who, in the event of liquidation, are entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in the subsidiary becoming available to the subsidiary's equity holder. This agreement expires in October 2003.

Effective December 15, 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars at any point in time. The agreement expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under the securitization agreements, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 1998, the total amount outstanding under these agreements was $416,121,000. Fees incurred in connection with the sale of accounts receivable under these agreements for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 were $17,564,000, $16,030,000, and $16,029,000, respectively, and are recorded as other expense.


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

Cash Flows Activity For The Year Ended December 31, 1996

Cash flows activity for the year ended December 31, 1996 was significantly affected by the plan developed in 1996, following substantial losses in 1995, that sought to maximize cash flow by controlling costs and curtailing non-essential capital investments during the remainder of 1996 and disposing of assets. See "Overview - Asset Dispositions" above.

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


Debt Obligations, Financing Sources and Capital Expenditures

At December 31, 1998, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and imposes limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leasebacks, transactions with affiliates and certain mergers.

At December 31, 1998, the Company had promissory notes outstanding with an aggregate balance of $6,857,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

Merisel Americas entered into a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with a subsidiary of Bank of America NT&SA ("BA"), acting as agent, that provides for borrowings on a revolving basis. Effective April 1, 1999, the obligations of BA under the Loan and Security Agreement will be assumed by Bank of America NT&SA. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventory held by Merisel Americas. Borrowings bear interest at the rate of LIBOR plus a specified margin, or, at the Company's option, the agent's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. No amounts were outstanding under the Loan and Security Agreement as of December 31, 1998.

In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be between $35,000,000 and $45,000,000 for 1999, primarily consisting of costs associated with information systems, including systems for enhancing electronic services and growing the Company's infrastructure, implementing the SAP operating system, developing the Company's configuration and co-location capabilities, and upgrading warehouse systems and other Company facilities. The Company intends to fund its capital expenditures primarily through internally generated cash and lease financing.

At December 31, 1998, the Company had cash and cash equivalents of $36,341,000. In the opinion of management, anticipated cash from operations in 1999, together with proceeds from the sale of receivables under the Company's securitization agreements and trade credit from vendors, will be sufficient to meet the Company's requirements for the next 12 months, without the need for additional financing. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. Any unforeseen event that adversely impacts the industry or the Company's position in the industry could have a direct and material unfavorable effect on the liquidity of the Company.

Inflation

Due to the short-term nature of Merisel's contracts and agreements with customers and vendors, the Company does not believe that inflation had a material impact on its operations.


Asset Management

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, Merisel's practice of making large-volume purchases when it deems such purchases to be attractive, and the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers that contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow-moving or obsolete inventory or manufacturer price reductions. The Company is not assured that these agreements will succeed in reducing this risk. In the event of a manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges, as well as the Company's inventory management procedures, have helped to reduce the risk of loss of carrying inventory. In the past year, however, certain computer systems manufacturers that are among the Company's largest vendors have announced changes in price protection and other terms and conditions that could adversely affect the Company. The Company is working closely with these manufacturers and has developed buying procedures and controls to manage inventory purchases to reduce the potential adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. There is no assurance that such efforts will be successful in preventing a material adverse effect on the Company.

The Company purchases exchange contracts to minimize foreign exchange transaction gains and losses. The Company intends to continue the practice of purchasing foreign exchange contracts and is currently considering adjustments to its hedging strategy in an attempt to reduce foreign exchange risks. However, the risk of foreign exchange transaction losses cannot be completely eliminated.

The Company offers credit terms to qualifying customers and also sells on a prepay, early pay, credit card and cash-on-delivery basis. In addition, the Company has developed a number of customer financing alternatives, including escrow programs and selected bid financing arrangements. The Company also arranges a wide variety of programs through which third parties provide financing to certain of its customers. These programs include floor plan financing and hardware and software leasing. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. In addition, the Company purchases credit insurance as it deems appropriate.


Item 7A. Quantitative and Qualitative Market Risk Disclosure

Investments

At December 31, 1998, the Company had no investments, with the exception of $36,341,000 held in overnight, interest-bearing accounts.

Foreign Currency Risk

The Company purchases forward dollar contracts to hedge short-term advances to its Canadian subsidiary and to hedge commitments to acquire inventory for sale. The Company does not use the contracts for speculative or trading purposes. At December 31, 1998, the Company had 26 short-term Canadian forward contracts with a face value of approximately $80,268,000 outstanding. The size of the contracts ranged from $474,000 to $19,295,000 with a weighted average contract value of approximately $3,100,000. Forward rates on the contracts ranged from 1.516 to
1.553 with the weighted average forward rate approximating 1.550. The contracts matured at various dates in January and February 1999.

Long-term Debt

The Company is subject to interest rate risk on its long-term fixed interest rate debt. The table below provides information concerning long-term debt outstanding at December 31, 1998, including principal amounts maturing each year, average interest rate and fair value.

                                                                                                                Total
                               1999        2000        2001      2002     2003        2004         Total      Fair Value
                               ----        ----        ----      ----     ----        ----         -----      ----------
12.5% Senior Notes               0           0           0         0         0    $125,000,000 $125,000,000    $128,750,000
Average Interest Rate         12.5%       12.5%       12.5%     12.5%     12.5%        12.5%

Fixed rate promissory notes $2,496,000  $461,000  $3,900,000                                  $6,857,000     $  7,009,000
Average Interest Rate          8.84%       7.20%       7.56%


Asset Securitization

Fees incurred in connection with the sale of trade accounts receivable under the Company's asset securitization agreements typically are based upon commercial paper rate. As of December 31, 1998, the total amount outstanding under these agreements was $416,121,000 and the average cost of securitization was approximately 5.83%. During 1998, the total amount outstanding under these agreements averaged $303,300,000, and the weighted average cost of securitization was 5.79%.

Item 8. Financial Statements and Supplementary Data.


                          INDEPENDENT AUDITORS' REPORT



Merisel, Inc.:

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
February 23, 1999

                         MERISEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                          December 31,
                                                                                       1997         1998

                                        ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ..................................................  $  36,447   $    36,341
     Accounts receivable (net of allowances of $18,549 and $20,476 at December
        31, 1997 and 1998, respectively) ........................................     162,895      202,128
     Inventories ................................................................     462,752      587,317
     Prepaid expenses and other current assets ..................................      12,352       14,193
     Deferred income taxes ......................................................         644          865
                                                                                  ------------ -------------
          Total current assets ..................................................     675,090      840,844
PROPERTY AND EQUIPMENT, NET .....................................................      40,142       79,719
COST IN EXCESS OF NET ASSETS ACQUIRED, NET ......................................      25,381       24,309
OTHER ASSETS ....................................................................       6,498          448
                                                                                  ------------ -------------
     TOTAL ASSETS ...............................................................   $ 747,111    $ 945,320
                                                                                  ============ =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Accounts payable ...........................................................   $ 437,211    $ 623,673
     Accrued liabilities ........................................................      38,963       31,737
     Long-term debt and capitalized lease obligations--current ..................       1,762        3,692
                                                                                  ------------ -------------
          Total current liabilities .............................................     477,936      659,102
LONG-TERM DEBT ..................................................................     131,667      129,360
CAPITALIZED LEASE OBLIGATIONS ...................................................                    2,605

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued or
        Outstanding
     Common stock, $.01 par value;  authorized  150,000,000 shares;  outstanding
        80,078,500 and 80,272,683 shares at December 31, 1997 and 1998,
            respectively ........................................................         801          803
     Additional paid-in capital .................................................     281,701      282,380
     Accumulated deficit ........................................................    (137,005)    (118,495)
     Accumulated other comprehensive income .....................................      (7,989)     (10,435)
                                                                                  ------------ -------------
          Total stockholders' equity ............................................     137,508      154,253
                                                                                  ------------ -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $ 747,111    $ 945,320
                                                                                  ============ =============


               See  accompanying   notes  to  consolidated financial statements.



                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amount)

                                                          For the Years Ended December 31,
                                                         1996          1997           1998
                                                   -----------  --------------   ------------

NET SALES ......................................   $ 5,522,824  $   4,048,972     $4,552,984
COST OF SALES ..................................     5,233,570      3,807,888      4,298,553
                                                   -----------  --------------   ------------
GROSS PROFIT ...................................       289,254        241,084        254,431
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...       295,021        191,406        199,929
IMPAIRMENT LOSSES ..............................        42,033         14,100
                                                   -----------  --------------   ------------
OPERATING (LOSS) INCOME ........................       (47,800)        35,578         54,502
INTEREST EXPENSE ...............................        37,431         26,957         14,671
LOSS ON SALE OF EUROPEAN, MEXICAN AND
   LATIN AMERICAN OPERATIONS ...................        33,455
DEBT RESTRUCTURING COSTS .......................                        5,230
OTHER EXPENSE, NET .............................        20,150         14,992         20,904
                                                   -----------  --------------   ------------
(LOSS) INCOME BEFORE INCOME TAXES ..............      (138,836)       (11,601)        18,927
PROVISION FOR INCOME TAXES .....................         1,539            496            417
                                                   -----------  --------------   ------------
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM ....      (140,375)       (12,097)        18,510
EXTRAORDINARY  LOSS ON EXTINGUISHMENT OF DEBT ..                        3,744
                                                   -----------  --------------   ------------
NET (LOSS) INCOME ..............................   $  (140,375)   $   (15,841)   $    18,510

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED):
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM ....   $     (4.68)   $      (.36)   $       .23
EXTRAORDINARY LOSS .............................                         (.12)
                                                   -----------  --------------   ------------
NET (LOSS) INCOME ..............................   $     (4.68)   $      (.48)   $       .23
                                                   ===========  ==============   ============
WEIGHTED AVERAGE NUMBER OF SHARES:
       BASIC ...................................        30,001         33,216         80,210
       DILUTED .................................        30,001         33,216         80,485
                                                   ===========  ==============   ============

                                     See  accompanying   notes  to  consolidated financial statements.



                                                         MERISEL, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (In thousands, except share data)



                                                                        Retained      Accumulated
                                                         Additional     Earnings         Other
                                                          Paid-in     (Accumulated   Comprehensive                  Comprehensive
                                   Common Stock           Capital        Deficit)         Income         Total          Income
                               -----------------------   -----------  -------------  ----------------  -----------  --------------
                                  Shares      Amount
                               ------------ ----------
Balance at December 31, 1995....29,863,500    $299       $141,938        $19,211        $(6,982)         $154,466
    Exercise of stock options ..   215,000       2            362                                             364
    Comprehensive Income:
        Translation Adjustment .                                                            542               542     $     542
        Net loss ...............                                        (140,375)                        (140,375)     (140,375)
                                                                                                                     -------------
    Total Comprehensive Loss ...                                                                                      $(139,833)
                               ------------- --------- ------------   -------------  -----------------  ------------ =============
Balance at December 31, 1996....30,078,500     301        142,300       (121,164)        (6,440)           14,997
    Sale of  common stock ...... 4,901,316      49         14,851                                          14,900
    Conversion of Note into
        Common Stock ...........45,098,684     451        124,550                                         125,001
    Comprehensive Income:
        Translation adjustment.                                                           (1,549)          (1,549)    $  (1,549)
        Net loss ...............                                         (15,841)                         (15,841)      (15,841)
                                                                                                                     -------------
Total Comprehensive Loss .......                                                                                      $ (17,390)
                               ------------- --------- ------------   -------------  -----------------  ------------ =============
Balance at December 31, 1997....80,078,500     801        281,701       (137,005)        (7,989)          137,508
   Exercise of stock options
     and other..................   194,183       2            679                                             681
 Comprehensive Income:
        Translation adjustment .                                                         (2,446)           (2,446)    $  (2,446)
        Net income .............                                          18,510                           18,510        18,510
                                                                                                                     -------------
Total Comprehensive Income......                                                                                      $  16,064
                               ------------- --------- ------------   -------------  -----------------  ------------ =============
Balance at December 31, 1998....80,272,683    $803       $282,380      $(118,495)      $(10,435)         $154,253
                               ============= ========= ============   =============  =================  ============


               See  accompanying   notes  to  consolidated financial statements.



                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        For the Years Ended December 31,
                                                                                       1996            1997           1998
                                                                                  --------------  -------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (loss) income ..........................................................    $ (140,375)    $  (15,841)     $  18,510
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization ..........................................        18,789         11,311         10,980
        Provision for doubtful accounts ........................................        17,421          7,361         12,553
        Impairment losses ......................................................        42,033         14,100
               Loss on Sale of European, Mexican and Latin American businesses .        33,455
        Deferred income taxes ..................................................         6,175            162           (221)
               Gain on sale of property and equipment ..........................                       (1,530)
        Changes in assets and liabilities, net of the effects from acquisitions:
            Accounts receivable ................................................       132,480         (8,379)       (51,406)
            Inventories ........................................................        91,059        (70,196)      (124,565)
            Prepaid expenses and other current assets ..........................       (14,612)           654          6,786
            Income taxes receivable ............................................        33,470          2,021
            Accounts payable ...................................................      (179,304)        76,203        186,462
            Accrued liabilities ................................................       (11,342)           906         (6,031)
                                                                                  --------------  -------------  ---------------
                Net cash provided by operating activities ......................        29,249         16,772         53,068
                                                                                  --------------  -------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment .........................................        (9,652)        (7,290)       (50,067)
    Proceeds from sale of property and equipment ...............................         5,975          5,020
        Payment of earn out obligation from ComputerLand acquisition ...........       (13,409)
        Cash proceeds from sale of Australian business .........................         8,515
        Cash proceeds from sale of European, Mexican and Latin American
               businesses ......................................................       110,379
        Other investing activities .............................................          (767)
                                                                                  --------------  -------------  ---------------
                 Net cash provided by (used for) investing activities ..........       101,041         (2,270)       (50,067)
                                                                                  --------------  -------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit ..................................     1,448,358        726,308
    Repayments under revolving line of credit ..................................    (1,466,150)      (811,516)
    Repayments under senior notes ..............................................       (43,195)       (56,805)
        Repayments under subordinated debt agreement ...........................        (4,400)       (17,600)
    Repayments under other financing arrangements ..............................       (17,742)        (1,721)        (1,572)
        Net proceeds from the issuance of convertible notes ....................                      125,001
    Proceeds from issuance of common stock .....................................           364         14,900            681
                                                                                  --------------  -------------  ---------------
                Net cash (used for) provided by financing activities ...........       (82,765)       (21,433)          (891)
                                                                                  --------------  -------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................        (4,225)        (1,300)        (2,216)
                                                                                  --------------  -------------  ---------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ............................        43,300         (8,231)          (106)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................         1,378         44,678         36,447
                                                                                  --------------  -------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR ..................................   $    44,678    $    36,447    $    36,341
                                                                                  ==============  =============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
    Cash paid(received) during the year for:
    Interest ...................................................................   $    30,456    $    33,385    $    14,698
    Income taxes ...............................................................       (36,068)        (3,362)           655
    Noncash activities:
    Capital lease obligations entered into .....................................           187                         4,480


               See  accompanying   notes  to  consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Effective March 28, 1997, the Company sold substantially all of the assets of its wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB"). The recorded sale price was $31,992,000, consisting of the assumption of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to a third party, in full consideration for the assets (see Note 4 "Dispositions").

On October 10, 1997, Phoenix Acquisition Company II, L.L.C. ("Phoenix") exercised its option to convert, without any additional payment, $3,296,286 principal amount of a convertible note into 1,084,305 shares of common stock. On December 19, 1997, following receipt of stockholder approval, approximately $133.8 million outstanding principal amount of the convertible note was converted, without any additional payment, into 44,014,379 shares of common stock. The proceeds from the issuance of the convertible note were offset by professional fees and other direct costs of approximately $12,099,000, which were recorded as a reduction to additional paid in capital at the time of conversion.

              See  accompanying   notes  to  consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 and 1998


1. Summary of Significant Accounting Policies

General--Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas"), and subsidiaries the Company operates three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance (MOCA(TM)). The Company markets products and services throughout the United States and Canada, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers, and retailers. Through MOCA(TM), the Company supports Sun Microsystems' UNIX(R)-based products and complementary third-party products.

Risks and Uncertainties --The Company believes that the diversity and breadth of the Company's product and service offerings, customers, and the general stability of the economies in the markets in which it operates significantly mitigate the risk that a material adverse impact will occur in the near term as a result of changes in its customer base, competition, or composition of its markets. However, continued pricing pressures, or the loss of a major vendor, or other unanticipated occurrences could result in a materially adverse impact to the business. Although Merisel regularly stocks products and accessories supplied by more than 500 manufacturers, 73% of the Company's net sales for the North American Business in 1998 (as compared to 69% in 1997 and 60% in 1996) were derived from products supplied by Merisel's ten largest vendors.

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

New Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements issued for periods beginning after June 15, 1999. The Company will adopt SFAS 133 as required in January 2000. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. The Company is in the process of evaluating the effect that this new standard will have on the Company's financial statements.

Revenue Recognition, Returns and Sales Incentives--The Company recognizes revenue from hardware and software sales as products are shipped. The Company, subject to certain limitations, permits its customers to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs that, among other things, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon the volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's manufacturers. The allowances for sales returns and costs of customer incentive programs are accrued concurrently with the recognition of revenue.

Cash and Cash  Equivalents--The  Company considers all highly liquid investments
purchased  with  initial   maturities  of  three  months  or  less  to  be  cash
equivalents.

Inventories--Inventories are valued at the lower of cost or market; cost is determined using the average cost method.

Property and Depreciation--Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

The Company capitalizes all direct costs incurred in the construction of facilities and the development and installation of new computer and warehouse management systems. Such amounts include the costs of materials and

                         MERISEL, INC. AND SUBSIDIARIES
other direct construction costs, purchased computer hardware and software, outside programming and consulting fees, direct employee salaries and interest.

Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired resulted from the acquisition in 1990 of Microamerica, Inc. Accumulated amortization was $7,672,000 and $8,477,000 as of December 31, 1997 and 1998, respectively. The cost in excess of net assets acquired is being amortized over a period of 40 years using the straight line method.

Impairment of Long-Lived Assets--The Company reviews the recoverability of intangible assets and other long lived assets to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and estimated fair value of the assets (see Note 2 - "Impairment Losses").

Income Taxes--Deferred income taxes represent the amounts which will be paid or received in future periods based on the tax rates that are expected to be in effect when the temporary differences are scheduled to reverse.

Concentration of Credit Risk--Financial instruments that subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign currency exchange contracts. Credit risk with respect to trade accounts receivable is generally not concentrated due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers, maintains an allowance for potential credit losses and maintains credit insurance. The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.

Fair Values of Financial Instruments--The fair values of financial instruments, other than long-term debt, closely approximate their carrying value because of their short-term nature. The estimated fair value of long-term debt including current maturities, based on reference to quoted market prices, was greater than its carrying value by approximately $3,750,000 and $10,000,000 as of December 31, 1998 and 1997, respectively.

Foreign Currency Translation--Assets and liabilities of the Company's Canadian subsidiary are translated into United States dollars at the exchange rate in effect at the close of the period. Revenues and expenses are translated at the average exchange rate during the period. The aggregate effect of translating the financial statements at the above rates is included in a separate component of stockholders' equity entitled Accumulated Other Comprehensive Income. In addition, the Company advances funds to its Canadian subsidiary in the normal course of business that are not expected to be repaid in the foreseeable future. Translation adjustments resulting from these advances are also included in Accumulated Other Comprehensive Income.

Foreign Exchange Instruments--The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward dollar contracts to hedge short-term advances to its Canadian subsidiary and to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. The Company's foreign exchange rate contracts minimize the Company's exposure to exchange rate movement risk, as any gains or losses on these contracts are offset by gains and losses on the transactions being hedged. As of December 31, 1997, there were approximately $42,000,000 in outstanding foreign exchange contracts and $80,268,000 outstanding as of December 31, 1998. In 1996, 1997, and 1998, the Company recorded net foreign currency transaction gains (losses) of $161,000, ($351,000) and ($1,885,000), respectively. These amounts are included in other expense.

Fiscal Periods--The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to March 31, June 30, September 30 and December 31. For clarity of presentation, the Company has described fiscal years presented as

                         MERISEL, INC. AND SUBSIDIARIES
if the years ended on December 31 and fiscal quarters presented as if the quarters ended on March 31, June 30,September 30 and December 31. The 1996 and 1998 fiscal years were 52 weeks in duration. The 1997 fiscal year was 53 weeks in duration. All quarters presented for 1996, 1998 and the first three quarters of 1997 were 13 weeks in duration. The fourth quarter of 1997 was 14 weeks in duration.

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

The Company used substantially all of the $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note to repay indebtedness of its operating subsidiaries consisting of $80,697,000 principal amount outstanding under a revolving credit agreement, $53,798,000 principal amount of its 11.5% senior notes, and $13,200,000 principal amount of subordinated notes. In connection with these repayments, the Company recorded an extraordinary loss on the extinguishment of debt of $3,744,000. This amount consisted of a "make whole" premium of $960,000 required to be paid with respect to the prepayment of the subordinated notes, unamortized prepaid financing fees totaling approximately $2,546,000 and other costs totaling $238,000. Additionally, the Company incurred $5,230,000 in other expenses in 1997 related to the Company's efforts to effect a restructuring of its debt. These costs include $4,380,000 of professional fees and other costs associated with the termination of a Limited Waiver Agreement with the holders of its 12-1/2% Senior Notes due 2004 ("12.5% Notes") and $850,000 in costs that were incurred as a result of the change in control that occurred upon the conversion of the Convertible Note. Additionally, selling, general and administrative expenses in 1997 include compensation charges of $1,950,000 incurred pursuant to employment contracts of $1,950,000 incurred pursuant to employment contracts of certain executive officers of the Company related to the debt restructuring.

                         MERISEL, INC. AND SUBSIDIARIES

On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. On December 19, 1997, following receipt of stockholder approval, the remaining portion of the Convertible Note was converted into Common Stock. The $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note was partially offset by professional fees and other direct costs related thereto totaling approximately $12,099,000, which were recorded as a reduction to additional paid in capital at the time of conversion. As of December 31, 1998, Phoenix owned 50,000,000 shares of Common Stock, or approximately 62.3% of the outstanding Common Stock.

4.  Dispositions

On October 4, 1996, Merisel completed the sale of its European, Mexican and Latin American subsidiaries ("EML") to CHS Electronics, Inc. ("CHS"). The sale was effective as of September 27, 1996. A loss of $33,455,000, which includes approximately $7,400,000 of direct costs related to the sale, was recorded on such sale. The sale price, computed based on the combined closing balance sheet of EML, was $147,631,000, consisting of (i) $110,379,000 in cash, (ii) the assumption of Merisel's European asset securitization agreement against which $26,252,000 was outstanding at closing and (iii) a receivable for $11,000,000, which has since been collected.

As of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel, FAB to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex"). The sale price, computed based upon the February 21, 1997 balance sheet of Merisel FAB, was $31,992,000 consisting of the buyer assuming $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. In connection with this sale, the Company recorded an impairment charge in the fourth quarter of 1996 for $2,033,000 to adjust Merisel FAB's assets to their fair value.

Following are summarized pro forma operating results assuming that the Company had sold EML and Merisel FAB as of January 1, 1996.

                                              (Unaudited)
                                  (in thousands except per share data)
                                   For the Years Ended December 31,
                                      1996                 1997
                                 -------------      ---------------
      Net Sales                  $  3,441,343        $   3,846,795
      Gross Profit                    179,238              233,406
      Net income (loss)               (60,751)             (17,994)
                                 =============      ===============
      Net income (loss) per
      basic & diluted share      $      (2.02)       $       (0.54)
                                 =============      ===============
      Weighted Average
      Shares Outstanding
         Basic                         30,001                33,216
         Diluted                       30,001                33,216
                                 =============      ===============


EML is not an incorporated entity for which historical financial statements were prepared. The historical balances used in preparing the above pro forma balances represent combined balances obtained from the separate unaudited financial statements for the individual entities comprising EML. The pro forma results include adjustments for general and administrative expenses that would not have been eliminated due to the sale of EML. The pro forma adjustments also include adjustments for amortization of intangible assets and for interest expense on debt repaid with a portion of the proceeds from the sale, net of the effect of an interest rate increase resulting from the

                         MERISEL, INC. AND SUBSIDIARIES
renegotiation of certain debt agreements as a result of the sale. Historical balances obtained from the unaudited financial statements of Merisel FAB were also used in preparing the pro forma balances above.

5. Sale of Accounts Receivable

The Company's wholly owned subsidiary, Merisel Americas, sells trade receivables on an ongoing basis to its wholly owned subsidiary Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds of up to $500,000,000 at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. This facility expires in October 2003.

Effective December 15, 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars at any point in time. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 1998 the total amount outstanding under these facilities was $416,121,000. Fees incurred in connection with the sale of accounts receivable for the years ended December 31, 1996, 1997 and 1998 were $16,029,000, $16,030,000 and
$17,564,000, respectively, and are recorded as other expense.

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                          Estimated
                                                            Useful
                                                             Life
                                                          (in Years)        December 31,
                                                                           1997      1998

     Land...............................................               $  2,440   $   3,324
     Building...........................................      20          3,880       8,883
     Equipment..........................................    3 to 7       66,455      71,225
     Furniture and fixtures.............................    3 to 5        6,733       9,177
     Leasehold improvements.............................    3 to 20       8,166       8,941
     Construction in progress...........................                 14,589      45,811
                                                                        --------    ---------
     Total..............................................                102,263     147,361
     Less accumulated depreciation and amortization.....                (62,121)    (67,642)
                                                                        --------    ---------
     Property and equipment, net........................               $ 40,142   $  79,719
                                                                        ========    =========

                         MERISEL, INC. AND SUBSIDIARIES

7. Income Taxes

The components of (loss) income before income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                      1996          1997             1998
                                                    -----------   ----------     ----------
     Domestic...............................        $(100,139)     $(14,202)      $ 19,661
     Foreign................................          (38,697)        2,601           (734)
                                                    -----------   ----------     ----------
     Total..................................        $(138,836)     $(11,601)      $ 18,927
                                                    ===========   ==========     ==========


The (benefit) provision for income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                         1996          1997         1998
                                                    -----------   ----------     ----------
     Current:
          Federal................................    $  (1,706)
          State..................................          360       $   312       $   360
          Foreign................................       (3,290)          346           278
                                                    -----------   ----------     ----------
          Total Current..........................       (4,636)          658           638
                                                    -----------   ----------     ----------
     Deferred:
          Domestic...............................         4,659
          Foreign................................         1,516         (162)         (221)
                                                    -----------   ----------     ----------
          Total deferred.........................         6,175         (162)         (221)
                                                    -----------   ----------     ----------
          Total provision........................     $   1,539          496        $  417
                                                    ===========   ==========     ==========


Deferred income tax liabilities and assets were comprised of the following (in thousands):

                                                                       December 31,
                                                                 1997               1998
                                                            ------------       -------------
          Net operating loss..........................       $  51,744          $  48,400
          Expense accruals............................          16,164             17,184
          State taxes.................................             109                (27)
          Property and goodwill.......................          (4,361)           (11,665)
          Other, net..................................           2,315
                                                            ------------       -------------
                                                                65,971             53,892
          Valuation allowances........................         (65,327)           (53,027)
                                                            ------------       -------------
               Total..................................        $    644          $     865
                                                            ============       =============
     Net deferred tax asset...........................        $    644          $     865
                                                            ============       =============

                         MERISEL, INC. AND SUBSIDIARIES

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                                              For the Years Ended
                                                                                 December 31,
                                                                   --------------------------------------------
                                                                      1996             1997            1998
                                                                    ----------    -------------    -----------
     Statutory rate..............................................    (35.0)%           (35.0)%        35.0%
     Change in valuation allowance...............................     27.3              32.7         (36.7)
     State income taxes, less effect of federal deduction........       .2               1.3           1.2
     Goodwill amortization.......................................       .2               1.5            .6
     Foreign losses with benefits at less than statutory rate....      7.2                             1.4
     Utilization of net operating losses of foreign subsidiary...     (1.0)              1.2            .3
     Other.......................................................      2.2               1.5            .4
                                                                    ----------    -------------    -----------
     Effective tax rate..........................................      1.1%              3.2%          2.2%
                                                                    ==========    =============    ===========

Upon the issuance of the Conversion Shares, the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company's ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company's equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company has adjusted its deferred tax asset to reflect the estimated limitation. At December 31, 1997 and 1998, the Company had available net operating loss carryforwards of $125,378,000 and $126,892,000, after adjusting for the estimated limitation, which expire at various dates beginning December 31, 2010. As of December 31, 1998, $106,055,000 of the net operating loss carryforwards is restricted as a result of the ownership change and $20,837,000 is not. The restricted net operating loss is limited to $7,070,000 per year.

8. Debt

At December 31, 1998, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. The 12.5% Notes, which mature on December 31, 2004, provide for an interest rate of 12.5% payable semi-annually. The 12.5% Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 31, 1999, initially at 106.25% of principal amount and at redemption prices declining to 100% of principal amount for redemptions on or after December 31, 2002. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers.

At December 31, 1998, the Company had promissory notes outstanding with an aggregate balance of $6,857,000. Such notes provide for interest at a rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. Payments due under these notes are $1,846,000 in 1999, $1,111,000 in 2000, and $3,900,000
in 2001. The notes are collateralized by certain of the Company's real property and equipment.

Merisel Americas entered into a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with a subsidiary of Bank of America NT&SA ("BA"), acting as agent, that provides for borrowings on a revolving basis. Effective April 1, 1999, the obligations of BA under the Loan and Security Agreement will be assumed by Bank of America NT&SA. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventories held by Merisel Americas.

                         MERISEL, INC. AND SUBSIDIARIES

Borrowings bear interest at the rate of LIBOR plus a specified margin, or, at the Company's option, the agent's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. No amounts were outstanding under the Loan and Security Agreement as of December 31, 1998.

9. Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases. Future minimum rental payments under leases that have initial or remaining noncancelable lease terms in excess of one year are $8,046,000 in 1999, $6,041,000 in 2000, $4,831,000 in 2001, $2,742,000 in 2002, $1,250,000 in
2003, and $421,000 thereafter. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 1996, 1997 and 1998 was $16,284,000, $10,487,000 and $10,947,000, respectively.

The Company also leases certain computer equipment under capitalized leases and has the option to purchase the equipment for a nominal cost at the termination of the lease.

         Property and equipment includes the following amounts for leases that have been capitalized:

                                                                                December 31,
                                                                                    1998
                                                                                  --------
         Computer equipment............................................          $4,489,000
         Less accumulated depreciation.................................             567,000
                                                                             --------------------
             Total.....................................................          $3,922,000


         Future minimum payments for capitalized leases were as follows at December 31, 1998.

         1999..........................................................          $1,409,000
         2000..........................................................           1,666,000
         2001..........................................................           1,174,000
                                                                             --------------------
         Total minimum lease payments..................................           4,249,000
         Less amount representing interest.............................             448,000
                                                                             --------------------
         Present value of net minimum lease payments...................           3,801,000
         Less current maturities.......................................           1,196,000
                                                                             --------------------
              Long-term obligation.....................................          $2,605,000
                                                                             ====================



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

In June 1994, Merisel and certain of its officers and/or directors were named in putative securities class actions filed in the United States District Court for the Central District of California, consolidated as In re Merisel, Inc. Securities Litigation. The parties executed a Stipulation of Settlement, which was approved by the district court judge on December 21, 1998. The judge entered a judgment to dismiss the case with prejudice and such judgment was final on January 20, 1999. Under the settlement, Merisel was not required to make any material payment.

                         MERISEL, INC. AND SUBSIDIARIES

Effective April 14, 1997, the Company entered into a Limited Waiver and Voting Agreement (the "Limited Waiver Agreement") with holders of more than 75% of the outstanding principal amount of the Company's 12.5% Notes. Pursuant to the terms of the Limited Waiver Agreement, upon the fulfillment of certain conditions, holders of the 12.5% Notes would exchange (the "Exchange") their 12.5% Notes for common stock of the Company (the "Common Stock"), which would equal approximately 80% of the outstanding shares of Common Stock immediately after the Exchange. The Limited Waiver Agreement also provided that, immediately after the consummation of the Exchange, the Company would issue certain warrants to the existing holders of Common Stock. The conditions to the Exchange were not met and, on September 19, 1997, the Limited Waiver Agreement terminated in accordance with its terms. Prior to the termination of the Limited Waiver Agreement on September 19, 1997, certain disagreements arose between the Company and certain holders of the Company's 12.5% Notes ("Noteholders") over the interpretation of the Company's obligations under the Limited Waiver Agreement, including that the Limited Waiver Agreement did not require either the Board of Directors of the Company (the "Board") or the Company to recommend to its stockholders proposals relating to the proposed debt restructuring in which the Noteholders would have exchanged their 12.5% Notes for Common Stock (the
"Noteholder Restructuring") and that the Company was not obligated to seek confirmation of a "prepackaged plan" of reorganization by means of the "cramdown" provisions of the Bankruptcy Code. On September 4, 1997, the Company filed suit in Delaware Chancery Court (the "Delaware Action") seeking a declaratory judgment with respect to these issues. The Company intends to vigorously prosecute its claim in the Delaware Action. There can be no assurance, however, that the Company will ultimately be successful with respect to its claims.

On September 11, 1997, certain Noteholders filed an answer to the Company's complaint in the Delaware Action as well as a counterclaim against the Company asserting claims for breach of the Limited Waiver Agreement, unjust enrichment and a declaratory judgment (the "Noteholder Suit"). The Noteholder Suit also asserts a claim for unjust enrichment against Dwight A. Steffensen, the Company's Chief Executive Officer. The Noteholder Suit seeks damages in excess of $100 million from the Company. The Company's alleged breaches include, among other things, that the Board changed its recommendation with respect to proposals relating to the Noteholder Restructuring. The Company and Mr. Steffensen filed motions for judgment on the pleadings on October 7, 1997 seeking to have the Noteholder Suit dismissed. On January 5, 1998, the Delaware Chancery Court (the "Court") denied both motions. In January 1999 the Company and Mr. Steffensen filed motions for summary judgment. If the Court denies the motion, in whole or in part, as currently scheduled, trial will commence on June 1, 1999. The Company and Mr. Steffensen believe that they have strong defenses to each of the claims asserted and intend to defend themselves vigorously. There can be no assurance, however, as to the ultimate outcome of these claims.

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiff alleges that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, inter alia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiff further alleges that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiff seeks to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. On May 6, 1998, the Company filed a motion to dismiss the complaint on various legal grounds as well as a motion to strike the punitive damages prayer. In its opposition to the Company's motion to strike, the plaintiff withdrew its prayer for punitive damages. In response to the motions, the plaintiff filed a first amended complaint on August 31, 1998, adding a claim for unfair business practices under California Business & Professions Code ss. 17200 and additional allegations. The plaintiff's filing of an amended complaint mooted the Company's original motions. The Company filed a motion to dismiss the amended complaint on various grounds and a motion to strike the punitive damages prayer. On January 15, 1999, the Court issued an Order staying prosecution of the action under the doctrine of exclusive concurrent federal jurisdiction. It is unknown whether the plaintiff will proceed further with its action in any forum. The Company has defended itself vigorously against this claim and will continue to do so.

                         MERISEL, INC. AND SUBSIDIARIES

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

10. Employee Stock Options and Benefit Plans

On December 19, 1997, the Company's stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the "Stock Award and Incentive Plan"). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 8,000,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company's other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At December 31, 1998, 1,983,683 options were available for grant under the Stock Award and Incentive Plan. The optionees, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options must be granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of December 31, 1998, 1,025,106 options remain outstanding under the Company's other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 50,000 shares are reserved for issuance under the Company's 1992 Stock Option Plan for Non-Employee Directors. The following summarizes the aggregate activity in all of the Company's plans for the three years ended December 31, 1998:

                                       1996                             1997                             1998
                            ----------------------------     ---------------------------     ------------------------------
                                            Weighted                         Weighted                           Weighted
                                             Average                          Average                            Average
                               Shares      Exer. Price         Shares       Exer. Price         Shares         Exer. Price
                            ------------- --------------     ------------   ------------     -----------     ---------------
Outstanding at
   Beginning of year         3,191,289         7.30             1,368,345       7.48         6,673,525            4.10
Granted                        354,500         2.45             6,146,323       3.86           583,400            3.29
Exercised                     (215,000)         .67                                            (77,750)           2.16
Canceled                    (1,962,444)        7.04              (841,143)      6.41        (1,232,025)           5.32
                            -----------                        -----------                  -------------
Outstanding at end
   of year                   1,368,345         7.48             6,673,525       4.10         5,947,150            3.79
                            -----------                        -----------                  -------------
Option price range for
  Exercised shares                      $0.01-$2.20                            $0.00                       $1.63-$2.63
                                        -----------                          --------                      -----------

Weighted average fair
   value  at date of grant,
    of options  granted
    during the year                           $1.61                            $2.55                             $2.13
                                        ------------                         ---------                     ------------

                         MERISEL, INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at December 31, 1998:

                                        Options Outstanding                        Options Exercisable

                            --------------------------------------------   ------------------------------------
                                               Weighted
                                               Average       Weighted                             Weighted
                                Number        Remaining      Average             Number           Average
         Range of             Outstanding        Life        Exercise         Exercisable         Exercise
      Exercise Prices         at 12/31/98      In Years       Price           at 12/31/98          Price

         $3.0000 to $3.0000          32,156       3             $3.0000                27,156          $3.0000
       $11.3750 to $11.3750           2,000       4            $11.3750                 2,000         $11.3750
       $11.7500 to $11.7500           2,000       5            $11.7500                 2,000         $11.7500
       $15.0000 to $15.0000           2,000       6            $15.0000                 2,000         $15.0000
         $5.8750 to $6.3125          26,500       7             $6.2795                20,375          $6.2696
         $1.8750 to $2.6250         172,500       8             $2.3752                87,250          $2.3694
         $1.6250 to $4.3100       5,136,244       9             $3.8761             2,559,788          $3.6214
         $2.6875 to $4.0600         573,750       10            $3.2771                     0               $0
                               -------------                                      ------------
        $1.6250 to $15.0000       5,947,150                                         2,700,569
                               =============                                      ============


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been adjusted to the pro forma amounts indicated below:


                                                            (In thousands, except per share amounts)
                                                            1996              1997                1998
                                                        -----------      -----------           ------------
    Net (Loss) Income - As Reported                      $(140,375)       $( 15,841)             $18,510
    Net (Loss) Income - Pro Forma                        $(140,994)       $( 16,914)             $17,348

    Net (Loss) Income Per Share (Basic & Diluted)
    As Reported                                          $   (4.68)       $    (.48)             $  0.23
    Pro Forma                                            $   (4.70)       $    (.51)             $  0.22



The fair value of each option granted during 1996, 1997 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      1996              1997             1998
                                   ---------         ----------       ----------
    Expected life                     5.0                5.0               5.0
    Expected volatility             72.69%             73.84%            76.97%
    Risk-free interest rate          6.32%              5.76%             5.35%
    Dividend Yield                   0.00%              0.00%             0.00%

                         MERISEL, INC. AND SUBSIDIARIES

The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $506,000 and $892,000 to the plan during the years ended December 31, 1997 and 1998, respectively. The contributions to the 401(k) plan were in the form of newly issued shares of the Company's common stock for 1997, and cash which was used to purchase shares of the Company's common stock on the open market, for 1998. The Company did not make any matching contributions on behalf of its employees in 1996.

11. Segment Information

In 1998, the Company implemented Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS 131, the Company has determined it has three operating segments: the United States distribution segment, the Canadian distribution segment, and MOCA. Each of these segments has a dedicated management team and is managed separately primarily because of geography (United States and Canada) and differences in product categories, marketing strategies and customer base (MOCA).

The Company does not maintain separate stand-alone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments. In accordance with SFAS 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports.

                                                                        1998
                                                                   (in thousands)
                                -------------------------------------------------------------------------------------

                                          United                                   Other
                                          States          MOCA        Canada   International    Eliminations         Total
                                        ---------        ------       -------  -------------    -------------        ------
Net sales to external customers       $ 3,096,317   $   603,350   $   853,317                                      $ 4,552,984
Depreciation and amortization               7,870                       3,110                                           10,980
Segment profit contribution (A)                          25,843 (A)                                                     25,843 (A)
Segment operating profit (A)               20,237 (A)                   8,422 (A)                                       28,659
Long-lived assets                          74,548                       5,171                                           79,719
Total segment assets (B)                1,186,944       235,384       180,234                  $  (657,242)            945,320
Capital expenditures                       44,505                       5,562                                           50,067



                                                                        1997
                                                                   (in thousands)
                                -------------------------------------------------------------------------------------

                                          United                                    Other
                                          States          MOCA       Canada    International    Eliminations         Total
                                        ---------        ------       -------  -------------    -------------        ------
Net sales to external customers      $ 2,844,107     $  444,134    $ 760,731                                      $4,048,972
Depreciation and amortization              9,200                       2,111                                          11,311
Segment profit contribution (A)                          26,910(A)                                                    26,910(A)
Segment operating profit (A)                 757 (A)                   7,911 (A)                                       8,668
Long-lived assets                         35,870                       4,272                                          40,142
Total segment assets (B)               1,032,701           130,666   151,662                    $  (567,919)         747,110
Capital expenditures                       5,864                       1,426                                           7,290


                         MERISEL, INC. AND SUBSIDIARIES


                                                                        1996
                                                                   (in thousands)
                                -------------------------------------------------------------------------------------

                                        United                                       Other
                                        States           MOCA       Canada        International  Eliminations      Total
                                      ---------        -------     --------      --------------  -------------    ---------
Net sales to external customers   $ 3,473,833      $   345,090      $   643,730    $ 1,060,171                  $ 5,522,824
Depreciation and amortization          12,788                             2,787          3,214                       18,789
Segment profit contribution (A)                         24,047(A)                                                    24,047(A)
Segment operating profit (A)          (71,851) (A)                       (5,406) (A)     5,410                      (71,847)
Long-lived assets                      56,438                             4,992                                      61,430
Total segment assets (B)            1,246,056                           139,789                 $(654,806)          731,039
Capital expenditures                    4,814                             1,136          3,702                        9,652


Geographical Area Net Sales:
                                   1996              1997             1998
                            ------------------ --------------- -----------------
United States                $  3,818,923       $3,288,241      $  3,699,667
Canada                            643,730          760,731           853,317
Other International             1,060,171
                            ================== =============== =================
Total Net Sales              $  5,522,824       $4,048,972      $  4,552,984
                            ================== =============== =================


Note A: For each of its operating segments, the Company evaluates performance based upon operating profit or profit contribution. However, the Company does not allocate corporate overhead, depreciation and amortization, or shared operating expenses to the MOCA operating segment. As a result, the Company believes that the segment profit contribution for MOCA in the tables above would be substantially lower than the amounts shown if such costs were allocated. Corporate overhead, amortization and shared operating expenses are allocated to Canada. Segment profit for the United States business includes all corporate overhead and amortization not allocated to Canada.

Note B: The Company only identifies direct assets associated with the MOCA operating segment, primarily trade accounts receivable and inventory. No other assets are allocated to MOCA. In 1996, the Company did not identify assets for the MOCA operating segment for purposes of internal reporting.


12.      Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. In the year ended December 31, 1998, there is no material difference between the primary earnings per share reported previously by the Company, and basic earnings per share or diluted earnings per share methods adopted currently.

                         MERISEL, INC. AND SUBSIDIARIES

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the income statement periods presented herein:

                                                                      (in thousands)
                                                                    For the Years Ended
                                                                       December 31,
         Weighted average shares outstanding                 1996           1997           1998
                                                             ----           ----           ----
Basic                                                       30,001           33,216         80,210
Assumed exercises of stock options                                                             275
                                                          ------------     -----------   -----------
Diluted                                                     30,001           33,216        80,485
                                                          ============     ===========   ===========


13. Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the fiscal years ended 1997 and 1998 is presented below (in thousands, except per share amounts):


                                                             1997
                                      -------------------------------------------------------
                                         March 31       June 30     September 30   December 31
                                        ----------     ----------  ------------- -------------
     Net sales......................     $1,113,100      $895,754     $965,238    $1,074,880
     Gross profit...................         64,977        55,654       58,508        61,945
        Net income (loss) before
           extraordinary item.......          1,130         2,046      (5,333)       (9,939)
     Net income (loss)..............          1,130         2,046      (9,077)       (9,939)
        Net income (loss) per basic
        and diluted share before
        extraordinary item..........            .04           .07        (.17)         (.24)
     Net income (loss) per
          basic and diluted share...            .04           .07        (.29)         (.24)


                                                             1998
                                      -------------------------------------------------------
                                         March 31       June 30     September 30   December 31
                                        ----------     ----------  ------------- -------------
     Net sales......................     $1,101,670    $1,096,439   $1,144,317    $1,210,558
     Gross profit...................         61,751        61,703       67,275        63,702
     Net income.....................          3,636         5,108        7,604         2,162
     Net income per
          Basic and diluted share...            .05           .06          .09           .03



In the third quarter of 1997, the Company recorded $9,324,000 in expenses related to its debt restructuring efforts. These expenses included $1,950,000 in compensation to executive officers of the Company in connection with the successful restructuring, $3,630,000 related to the termination of the Limited Waiver Agreement with certain holders of the Company's 12.5% Notes, and $3,744,000 in extraordinary loss on the extinguishment of debt. In the fourth quarter of 1997, the Company recorded additional charges of $1,600,000 related to the conversion of the Convertible Note and the resulting change of control. The Company also recognized an asset impairment charge in the fourth quarter of 1997 for $14,100,000 against capitalized costs associated with the previously scheduled implementation of the SAP information system in the U.S., which was delayed in 1996 and resumed in the fourth quarter of 1997.

                                   SCHEDULE II

                         MERISEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1996, 1997 AND 1998

                                              Balance at     Charged to                   Balance at
                                             December 31,     Costs and                   December 31,
                                                1995          Expenses        Deductions      1996
                                            --------------   -------------   ------------ --------------
Accounts receivable--Doubtful accounts.....     $20,199,000    $17,421,000   $17,858,000    $19,762,000
Accounts receivable--Other (1).............       4,587,000     14,355,000    15,020,000      3,922,000

                                              Balance at     Charged to                   Balance at
                                             December 31,     Costs and                   December 31,
                                                1996          Expenses        Deductions      1997
                                            --------------   -------------   ------------ --------------
Accounts receivable--Doubtful accounts.....     $19,762,000     $7,361,000   $10,521,000    $16,602,000
Accounts receivable--Other (1).............       3,922,000     16,232,000    18,207,000      1,947,000

                                              Balance at     Charged to                   Balance at
                                             December 31,     Costs and                   December 31,
                                                 1997         Expenses        Deductions      1998
                                            --------------   -------------   ------------ --------------
Accounts receivable--Doubtful accounts.....     $16,602,000    $12,553,000   $10,358,000   $ 18,797,000
Accounts receivable--Other (1).............       1,947,000     13,104,000    13,372,000      1,679,000


(1) Accounts receivable--Other includes allowances for net sales returns and uncollectible cooperative advertising credits.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1999 annual meeting of stockholders (the "1999 Proxy Statement") under the captions "Election of Directors Information Regarding Nominees and the Board of
Directors," "Election of Directors - Executive Officers" and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information contained in the 1999 Proxy Statement under the captions "Election of Directors - Executive Compensation - Summary Compensation Table; - Options in 1998; - Compensation Committee Interlocks and Insider Participation," "Election of Directors - Employment and Change-in-Control Arrangements" and "Election of Directors - Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference to the information contained in the 1999 Proxy Statement under the caption "Election of Directors - Ownership of Common Stock."

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the information contained in the 1999 Proxy Statement under the caption "Election of Directors - Certain Relationships and Related Transactions."


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) List of documents filed as part of this Report:

          (1) Financial Statements included in Item 8:

              Independent Auditors' Report.

              Consolidated Balance Sheets at December 31, 1997 and 1998.

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998.

              Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1998.

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

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

    (b) The Following Reports on Form 8-K were filed during the quarter ended December 31, 1998:

              None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1999
                                            MERISEL, INC.

                                     By     /s/Timothy N. Jenson
                                            -----------------------
                                            Timothy N. Jenson

                                         Chief Financial Officer and
                                        Senior Vice President, Finance
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                                        Title                                 Date


/s/Dwight A. Steffensen              Chairman of the Board of Directors and Chief Executive    March 30,1999
-----------------------------------           Officer (Principal Executive Officer)
 Dwight A. Steffensen


/s/James E. Illson                       Director, President and Chief Operating Officer       March 30,1999
-----------------------------------
James E. Illson

/s/Timothy N. Jenson                   Chief Financial Officer and Senior Vice President,      March 30,1999
-----------------------------------   Finance (Principal Financial and Accounting Officer)
Timothy N. Jenson

/s/Albert J. Fitzgibbons III                                Director                           March 30,1999
-----------------------------------
Albert J. Fitzgibbons III


/s/Bradley J. Hoecker                                       Director                           March 30,1999
-----------------------------------
Bradley J. Hoecker


/s/Dr. Arnold Miller                                        Director                           March 30,1999
-----------------------------------
Dr. Arnold Miller


/s/Thomas P. Mullaney                                       Director                           March 30,1999
-----------------------------------
 Thomas P. Mullaney


/s/Lawrence J. Schoenberg                                   Director                           March 30,1999
-----------------------------------
Lawrence J. Schoenberg


                                                                 EXHIBIT INDEX


3.1 Restated Certificate of Incorporation of Merisel, Inc., filed as an exhibit to the Form S-1 Registration Statement of Softsel Computer Products, Inc., No. 33-23700.**

3.2 Amendment to Certificate of Incorporation of Merisel, Inc. dated August 22, 1990, filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.**

3.3 Amendment to Certificate of Incorporation of Merisel, Inc. dated December 19, 1997, filed as Annex I to the Company's Schedule 14A dated October 6, 1997.**

3.4 Bylaws, as amended, of Merisel, Inc, filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.**

4.1 Indenture dated October 15, 1994 between Merisel, Inc. and NationsBank of Texas, N.A., as Trustee, relating to the Company's 12.5% Senior Notes Due 2004, including the form of such Senior Notes attached as Exhibit A thereto, filed as exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.**

4.2 Form of Limited Waiver and Voting Agreement, dated as of April 11, 1997, by and among Merisel, Inc. and the holders of the 12 1/2% Senior Notes due December 31, 2004, filed as exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

4.3 Form of Limited Waiver and Agreement to Amend dated as of April 14, 1997 by and among Merisel, Inc., Merisel Europe, Inc., and the holders of the Revolving Credit Agreement and the Senior Note Purchase Agreement, filed as exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

*10.1 1983 Employee Stock Option Plan of Softsel Computer Products, Inc., as amended, together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under 1983 Employee Stock Option Plan, filed as exhibits 4.4, 4.5 and 4.6, respectively to the Form S-8 Registration Statement of Softsel Computer Products, Inc., No. 33-35648, filed with the Securities and Exchange Commission on June 29, 1990.**

*10.2 1991 Employee Stock Option Plan of Merisel, Inc. together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under the 1991 Employee Stock Option Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.**

*10.3 Amendment to the 1991 Employee Stock Option Plan of Merisel, Inc. dated January 16, 1997, filed as exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

*10.4 Merisel, Inc. 1992 Stock Option Plan for Nonemployee Directors, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.**

*10.5 Softsel Computer Products, Inc. Executive Deferred Compensation Plan, filed as exhibit 10.35 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1991.**

*10.6 Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as Annex II to the Company's Schedule 14A dated October 6, 1997.**

*10.7 Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.8 Amended and Restated Receivables Transfer Agreement dated as of September 27, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc., filed as exhibit 10.53 to the Company's Current Report on Form 8-K, dated April 17, 1996.**

10.9 Amended and Restated Receivables Purchase and Servicing Agreement dated as of September 27, 1996, by and between Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. and General Electric Capital Corporation, filed as exhibit 10.54 to the Company's Current Report on Form 8-K, dated April 17, 1996.**

10.10 Annex X to Receivables Transfer Agreement and Receivables Purchase and Servicing Agreement dated as of October 2, 1995, filed as exhibit
           10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.**

10.11 Amendment No. 1 and Waiver to Amended and Restated Receivables Purchase and Servicing Agreement dated as of November 7, 1996 among Merisel Capital Funding, Inc., Redwood Receivables Corporation,
           Merisel Americas, Inc. and General Electric Capital Corporation, filed as exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.12 Amendment No. 1 and Waiver to Amended and Restated Receivables Transfer Agreement dated as of November 7, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc., filed as exhibit 2.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.13 Amendments to Securitization Agreements, dated as of December 19, 1997, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for year ended December 31,1997.**

10.14 Amendments to Securitization Agreements, dated as of July 31, 1998, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

10.15 Amendment No. 4 and Waiver to Purchase Agreement, dated of as February 22, 1999, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation.

10.16 Loan and Security Agreement, dated as of June 30, 1998, among the financial institutions listed on the signature pages thereof, BankAmerica Business Credit, Inc. and Merisel Americas, Inc., filed as exhibit 10.6 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

10.17 Form of Security Agreement between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995, filed as exhibit
           10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.18 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995, filed as exhibit 10.37 to the Company's Annual Report and Form 10-K for the year ended December 31, 1995.**

*10.19 Employment Agreement between Dwight A. Steffensen and Merisel, Inc. dated February 12, 1997, filed as exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

*10.20 First Amendment to Employment Agreement dated as of December 15, 1997 between Merisel, Inc. and Dwight A. Steffensen, filed as exhibit 10.26 to the Company's Annual Report on Form 10-K for year ended December 31, 1997.**

*10.21 Employment Agreement between Merisel, Inc. and James Illson dated August 19, 1996, filed as exhibit 10.61 to the Company's
           Current Report on Form 8-K, dated October 18, 1996.**

*10.22 First Amendment to Employment Agreement dated as of July 26, 1997 between Merisel, Inc., Merisel Americas, Inc., and James E. Illson, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

*10.23 Change of Control Agreement dated as of July 26, 1997 between Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

*10.24 Change of Control Agreement dated as of June 23, 1997 between Merisel, Inc., Merisel Americas, Inc. and Karen A. Tallman, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

*10.25 Offer of Employment Letter to Kristin M. Rogers dated April 13, 1998, filed as exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998.**

*10.26     Change of Control  Agreement dated as of May 11, 1998 between Kristin
           M. Rogers and Merisel Americas, Inc., filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

*10.27 Offer of Employment Letter to Ronald S. Smith dated June 2, 1998, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

*10.28 Waiver and Release Agreement between Robert J. McInerney and Merisel, Inc. dated as of April 30, 1998, filed as exhibit
           10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

10.29 Stock and Note Purchase Agreement, dated September 19, 1997, among Phoenix Acquisition Company II, L.L.C, Merisel, Inc. and Merisel Americas, Inc., filed as exhibit 99.2 to the Company's Current Report on Form 8-K, dated September 19, 1997.**

10.30 Convertible Promissory Note dated September 19, 1997 of Merisel, Inc. and Merisel Americas, Inc., filed as exhibit 99.3 to the Company's Current Report on Form 8-K, dated September 19, 1997.**

10.31 Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, L.L.C, filed as exhibit 99.4 to the Company's Current Report on Form 8-K, dated September 19, 1997.**

10.32 Revolving Credit Agreement and Convertible Promissory Note due July 2, 1998, between Merisel, Inc., Merisel Americas, Inc. and Bankers Trust Company dated January 26, 1998, filed as exhibit 99.1 to the Company's Current Report on Form 8-K, dated January 26, 1998.**

10.33 Letter Agreement dated January 26, 1998, between Merisel Americas, Inc. and Stonington Financing, Inc., filed as exhibit 99.2 to the Company's Current Report on Form 8-K, dated January 26, 1998.**

21         Subsidiaries of the Registrant.

23         Consent of Deloitte & Touche, Independent Accountants.

27         Financial Data Schedule for the year ended December 31, 1998.
--------
*Management contract or executive compensation plan or arrangement. **Incorporated by reference.