Form 10-Q
period 1999-03-31
MERISEL INC /DE/
filed 1999-05-17
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

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

                                 Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                            Number of Shares Outstanding
               Class                        May 14, 1999
Common Stock, $.01 par value                80,278,682  Shares

9
                                  MERISEL, INC.

                                      INDEX


                                                                 Page Reference
PART I   FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of                      1-2
                  March 31, 1999 and December 31, 1998

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1999 and 1998               3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1999 and 1998               4

                  Notes to Consolidated Financial Statements             5-8

                  Management's Discussion and Analysis of               9-18
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure     18

PART II  OTHER INFORMATION                                             19-21

                  SIGNATURES                                              22

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

                          PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements

                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                               March 31,               December 31,
                                                                                  1999                     1998
                                                                           -------------------      -------------------
CURRENT ASSETS:
Cash and cash equivalents                                                             $24,780                  $36,341
Accounts receivable (net of allowances
of $15,122 and $20,476 for 1999 and 1998, respectively)                               178,796                  202,128
Inventories                                                                           472,680                  587,317
Prepaid expenses and other current assets                                              17,229                   14,193
Deferred income taxes                                                                     885                      865
                                                                           -------------------      -------------------
  Total current assets                                                                694,370                  840,844

PROPERTY AND EQUIPMENT, NET                                                            88,178                   79,719

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                                        24,202                   24,309

OTHER ASSETS                                                                              494                      448
                                                                           -------------------      -------------------

TOTAL ASSETS                                                                         $807,244                 $945,320
                                                                           ===================      ===================












                           See  accompanying  notes  to  consolidated  financial statements.




                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31, 1999        December 31, 1998
                                                                             -------------------    --------------------

CURRENT LIABILITIES:
Accounts payable                                                                  $489,626               $623,673
Accrued liabilities                                                                 48,302                 31,737
Long-term debt and capitalized lease obligations - current                           3,179                  3,692
                                                                             -------------------    --------------------
  Total current liabilities                                                        541,107                659,102

Long-term debt                                                                     129,313                129,360
Capitalized lease obligations                                                        2,320                  2,605
                                                                             -------------------    --------------------
TOTAL LIABILITIES                                                                  672,740                791,067

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
  shares; none issued or outstanding
Common stock, $.01 par value, authorized
  150,000,000 shares; 80,278,683 and 80,272,683 shares
  outstanding for 1999 and 1998, respectively                                          803                    803
Additional paid-in capital                                                         282,392                282,380
Accumulated deficit                                                               (139,004)              (118,495)
Accumulated other comprehensive income                                              (9,687)               (10,435)
                                                                             -------------------    --------------------
Total stockholders' equity                                                         134,504                154,253
                                                                             -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $807,244               $945,320
                                                                             ===================    ====================











                       See  accompanying  notes  to  consolidated  financial statements.




                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                         1999                          1998
                                                                  -------------------------     -------------------------

NET SALES                                                               $  1,255,197                    $1,101,670

COST OF SALES                                                              1,190,069                     1,039,919
                                                                  -------------------------     -------------------------

GROSS PROFIT                                                                  65,128                        61,751

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                                                     55,122                        49,093

LITIGATION-RELATED CHARGE                                                     21,000
                                                                  -------------------------     -------------------------

OPERATING (LOSS) INCOME                                                      (10,994)                       12,658

INTEREST EXPENSE                                                               2,818                         3,783

OTHER EXPENSE                                                                  6,626                         5,090
                                                                  -------------------------     -------------------------

(LOSS) INCOME BEFORE INCOME TAXES                                            (20,438)                        3,785

INCOME TAX PROVISION                                                              71                           149
                                                                  -------------------------     -------------------------

NET (LOSS) INCOME                                                        $   (20,509)                     $  3,636
                                                                  =========================     =========================

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)
                                                                          $   (0.26)                       $  0.05
                                                                  =========================     =========================

WEIGHTED AVERAGE NUMBER OF SHARES
  BASIC                                                                       80,278                        80,152
  DILUTED                                                                     80,278                        80,389
                                                                  =========================     =========================










                           See  accompanying  notes  to  consolidated  financial statements.




                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  1999                     1998
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $(20,509)                  $3,636
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization                                                     2,963                    2,509
  Provision for doubtful accounts                                                   4,227                    1,844
Changes in operating assets and liabilities:
  Accounts receivable                                                              18,997                   (6,464)
  Inventories                                                                     114,637                   (4,794)
  Prepaid expenses and other current assets                                        (3,082)                  (1,180)
  Accounts payable                                                               (134,046)                  82,149
  Accrued liabilities                                                              16,545                      372
                                                                            ------------------      -------------------
Net cash (used for) provided by operating activities                                 (268)                  78,072
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                (11,111)                  (5,062)
                                                                            ------------------      -------------------
Net cash used for investing activities                                            (11,111)                  (5,062)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                                                   33,200
Repayments under revolving line of credit                                                                  (33,200)
Repayments under other financing arrangements                                        (846)                    (418)
Proceeds from issuance of Common Stock                                                 12                      557
                                                                            ------------------      -------------------
                                                                            ------------------      -------------------
Net cash (used for) provided by financing activities                                 (834)                     139
                                                                            ------------------      -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               652                      105
                                                                            ------------------      -------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                (11,561)                  73,254

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                           36,341                   36,447
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $24,780                 $109,701
                                                                            ==================      ===================






                           See  accompanying  notes  to  consolidated  financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas"), and its subsidiaries the Company operates three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance (MOCA(TM)). The Company markets products and services throughout the United States and Canada, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers, and retailers. Through MOCA(TM), the Company supports Sun Microsystems' UNIX(R)-based products and complementary third-party products.

The information for the three months ended March 31, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements issued for periods beginning after June 15, 1999. The Company will adopt SFAS 133 as required in January 2000. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value with changes in fair value reflected in income or equity, depending on the nature of the hedge. The Company is in the process of evaluating the effect that this new standard will have on the Company's financial statements.

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

4. Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting for Comprehensive Income" ("SFAS 130"). SFAS 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                                      (in thousands)
                                                                    Three Months Ended
                                                                        March 31,
                                                               1999                    1998
                                                               ----                    ----

Net (Loss) Income                                            $(20,509)                 $3,636
Other comprehensive income:
  Foreign currency translation adjustments                        748                     117
                                                        --------------------     ------------------

Comprehensive income                                         $(19,761)                 $3,753
                                                        ====================     ==================

5. Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the income statement periods presented herein:

                                                                            (in thousands)
                                                                          Three Months Ended
                                                                               March 31,
Weighted average shares outstanding                                  1999                     1998
-----------------------------------                                  ----                     ----

Basic                                                                80,278                   80,152
Assumed exercises of stock options                                                               237
                                                             ---------------------    ---------------------

Diluted                                                              80,278                   80,389
                                                             =====================    =====================

6.    Supplemental Disclosure of Cash Flow Information

Cash received in the three-month periods ended March 31 for interest and income taxes was as follows:

                                                (in thousands)
                                         1999                         1998
                                         ----                         ----
              Interest                   $858                         $768
              Income taxes               $473                         $248

7.       Segment Information

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

                                                                    Three Months Ended
                                                                      March 31, 1999
                                                                      (in thousands)
                                      -------------------------------------------------------------------------------

                                           United
                                           States              MOCA               Canada                Total
Net sales to external customers              $789,682          $201,801            $263,714           $1,255,197
Segment profit contribution(A)                                    7,460(A)                                 7,460(A)
Segment operating (loss) profit(A)            (21,969)                                3,515              (18,454) (A)

                                                                    Three Months Ended
                                                                      March 31, 1998
                                                                      (in thousands)
                                      -------------------------------------------------------------------------------

                                           United
                                           States              MOCA               Canada                Total
Net sales to external customers            $749,899          $116,399              $235,372           $1,101,670
Segment profit contribution(A)                                  7,026(A)                                   7,026(A)
Segment operating profit(A)                   2,818                                   2,814                5,632(A)



Geographical Area Net Sales:
                               Three months ended
                                    March 31,
                                    1999 1998
                     -------------------    -------------------
United States              $ 991,483               $ 866,298
Canada                       263,714                 235,372

                     -------------------    -------------------
Total Net Sales           $1,255,197              $1,101,670
                     ===================    ===================


Note A: For each of its operating segments, the Company evaluates performance based upon operating (loss) profit or profit contribution. However, the Company does not allocate corporate overhead, depreciation and amortization, or shared operating expenses to the MOCA operating segment. As a result, the Company believes that the segment profit contribution for MOCA in the tables above would be substantially lower than the amounts shown if such costs were allocated. Corporate overhead, amortization and shared operating expenses are allocated to Canada. Segment operating (loss) profit for the United States business includes all corporate overhead and amortization not allocated to Canada, and in 1999, segment operating loss includes the litigation-related charge.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas"), and its subsidiaries the Company operates three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance (MOCA(TM)). The Company markets products and services throughout the United States and Canada, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers, and retailers. Through MOCA(TM), the Company supports Sun Microsystems' UNIX(R)-based products and complementary third-party products.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 as Compared to the Three Months Ended March 31, 1998.

Net sales increased 13.9% from $1,101,670,000 in the quarter ended March, 31 1998 to $1,255,197,000 in the quarter ended March 31, 1999. The increase resulted from a 14.5% increase in net sales for the U.S. and a 12.0% increase in Canada. The U.S. growth rate resulted from increased sales of 73% in the MOCA business segment and 46% for the retail customer group, combined with sales growth of 1% and 2% for the VAR and commercial customer groups, respectively. The growth rate in the MOCA business segment reflected in substantial part the acquisition by the Company of several new large Sun Microsystems reseller accounts during 1998, and the Company does not expect that growth rate to continue. The growth rate in Canada in terms of Canadian dollars was 17.8%, but the decline in the value of the Canadian dollar hampered the growth rate in terms of U.S. dollars.

Hardware and accessories accounted for 79% of net sales and software accounted for 21% of net sales in the first quarter of 1999, as compared to 78% and 22% for the same categories, respectively, for the first quarter of 1998.

Gross profit increased 5.5% or $3,377,000 from $61,751,000 in the first quarter of 1998 to $65,128,000 in the 1999 period. Gross profit as a percentage of sales, or gross margin, decreased from 5.6% in the 1998 period to 5.2% in the 1999 period. Gross margins in the United States and Canada were 5.1% and 5.6%, respectively, for the first quarter of 1999, compared to 5.6% and 5.8%, respectively, for the first quarter of 1998. Gross margins were positively affected by the favorable resolution of customer dispute issues that resulted in a reduction of accounts receivable allowances. The decrease in margins as a percentage of sales has resulted in large part from intense pricing pressures, as well as changes in vendor terms and conditions, particularly in price protection. The margin decrease is also partially the result of changes in customer concentration and mix and product mix. Gross margins were also negatively affected by lower vendor rebates as a result of lower than anticipated sales. The Company has committed resources to address the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


issue of declining margins by focusing attention on more profitable product lines, expanding the Company's customer base, and enhancing customer support by segmenting customers by business model and geographical location and assigning those customers to dedicated sales teams. The Company is also continuing efforts to improve the controls and management supervision over margin management related activities such as sales execution and processes. There is no assurance that the Company's efforts to improve margins will be successful. The Company continues to face intense competitive pricing pressures, which escalated during the fourth quarter of 1998 and continue to persist. In addition, changing manufacturer terms and conditions, particularly in price protection, have contributed to greater inventory risk and necessitated changes in purchasing practices that in turn have affected selling and pricing.

Selling, general and administrative expenses increased by 12.3% from $49,093,000 in the first quarter of 1998 to $55,122,000 in the first quarter of 1999. However, selling, general and administrative expenses as a percentage of sales decreased slightly from 4.5% of sales in 1998 to 4.4% for the same period in 1999. Selling, general and administrative expenses in the 1999 quarter were negatively affected by the U.S. implementation of SAP, which required the training of 1,400 associates over an eight-week period during the quarter.

The depreciation of the approximately $50 million in capital expenditures associated with the implementation of the SAP operating system in the U.S. in April 1999 is expected to result in additional depreciation and amortization expense in future periods of more than $2 million per quarter. The Company also expects to incur approximately $1 million in expenses in the second quarter of 1999 for post "go-live" SAP costs and approximately $3.3 million in the second and third quarters of 1999 for expenses associated with Year 2000 compliance. In addition, the payroll and payroll-related costs of employees directly associated with the SAP project, which were capitalized prior to the implementation, will be expensed in future periods as these employees will be integrated back into the operations of the business.

The Company also expects that, notwithstanding that it considered the SAP implementation to be a success, particularly given its scope and complexity, sales and profitability in the second quarter of 1999 will be negatively affected by issues that arise in transitioning to a new operating system such as SAP.

In the first quarter of 1999, the Company recorded a charge of $21,000,000 relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes. The charge represents amounts payable pursuant to the settlement agreement as well as certain costs related to the settlement and the litigation. The Company is currently in negotiations with its insurers seeking to recover a substantial portion of the litigation and settlement costs, although there is no assurance that the Company will be successful in obtaining any significant reimbursement. See Part II Item 1. "Legal Proceedings."

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


As a result of the above items, operating income decreased by $23,652,000 from $12,658,000 for the first quarter of 1998 to a loss of $10,994,000 for the first quarter of 1999. Excluding the charge related to the noteholder litigation, the Company would have had operating income of $10,006,000 for the first quarter of 1999.

Interest Expense; Other Expense; and Income Tax Provision

Interest expense for the Company decreased 25.5% from $3,783,000 in 1998 to $2,818,000 in 1999. The decrease in interest expense is primarily attributable to the capitalization of interest related to the SAP implementation in the first quarter of 1999.

Other expenses for the Company increased from $5,090,000 for the three months ended March 31, 1998 to $6,626,000 for the same period in 1999. This increase is due primarily to a $1,734,000 increase in asset securitization fees which are included in other expense. The increased securitization fees are due in large part to increased sales of accounts receivable in order to fund sales growth and daily operations. The average proceeds drawn from the sale of accounts receivable at month end under the Company's securitization facilities increased from $291,846,000 for the three months ended March 31, 1998 to $438,223,000 for the same period in 1999.

The income tax provision decreased from an expense of $149,000 for the three months ended March 31, 1998 to an expense of $71,000 for the same period in 1999. In both periods, the income tax rate reflects only the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions to offset federal income taxes.

Consolidated Net Loss

On a consolidated basis, net income for the Company decreased from income of $3,636,000 for the three months ended March 31, 1998 to a loss of $20,509,000 for the three months ended March 31, 1999 due to the factors described above. Net income per share decreased from $0.05 per share for the three months ended March 31, 1998 to a net loss of $0.26 per share for the same period of 1999.

SYSTEMS AND PROCESSES

In April 1999, Merisel completed the conversion of its U.S. operations to the SAP client/server operating system. The Company converted its Canadian operations from a mainframe to the SAP client/server operating system in August 1995. With the U.S. implementation complete, the U.S. and Canadian operations are each operating on a single platform. SAP is an enterprise-wide system which integrates substantially all functional areas of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


the business in a real-time environment. The new system is designed to provide greater transaction functionality, real-time information access, automated controls, flexibility, and custom pricing applications.

YEAR 2000 ISSUES

Introduction

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other equipment as the year 2000 is approached and reached. These problems generally arise from the fact that computers and equipment have historically used two-digit fields that recognize dates using the assumption that the first two digits are "19." On January 1, 2000, systems using two-digit date fields could recognize a date using "00" as the year 1900 rather than the year 2000.

Year 2000 Project and the Company's State of Readiness

The Company believes that implementation of the SAP operating system in the U.S., which was completed in April 1999, will address its major Year 2000 issues for its core information technology ("IT") systems. See "Systems and Processes" above. The Company has developed a plan for addressing the remainder of its Year 2000 issues which focuses on the following six areas: core IT systems; off-line IT subsystems; technical infrastructure (e.g., networks, servers, desktop computers); vendor/customer interfaces (consisting of electronic data interchange or "EDI"); facilities (including security systems, elevators, and heating and cooling systems); and third-party suppliers, vendors and customers ("External Parties"). For the first five areas, the Company's Year 2000 plan consists of the following phases: (1) conducting an inventory of items with Year 2000 implications; (2) assessment of Year 2000 compliance; (3) remediation or replacement of material items that are determined not to be Year 2000 compliant;
(4) testing (including re-testing of material items that were remediated or replaced); and (5) certification of Year 2000 compliancy.

The Company has completed the inventory phase with respect to all areas. The assessment phase is substantially completed and the remediation and testing phases are in process and are scheduled to be substantially completed for the core IT systems during the second quarter of 1999, with the remaining areas to be completed during the third quarter of 1999. In addition, the Company intends to conduct integration testing during the early part of the third quarter of 1999. The Company currently plans to complete the Year 2000 project by the beginning of the fourth quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Costs

The Company currently estimates that the aggregate cost of its Year 2000 project will be approximately $4.0 million, although the total amount could be greater. Approximately $700,000 had been spent through the first quarter of 1999. The aggregate cost estimate excludes the cost of implementing the SAP operating system in the U.S. and costs incurred pursuant to the Company's technology upgrade strategy where the upgrades were not accelerated due to Year 2000 issues. In addition, a portion of the estimated total costs of the Year 2000 project will be funded by reallocation of existing resources rather than incurring incremental costs. This reallocation of resources is not expected to have a significant impact of the day-to-day operations of the Company, including any material effect on the implementation of any IT project. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency. The Year 2000 project costs are expensed by the Company as incurred.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


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

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; (iii) the intensity of price competition among the Company and its competitors as influenced by various factors, and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. In addition, quarterly variability could be affected by the Year 2000 issue by shifting demand for computer products during 1999 and future years. Due to the factors noted above, as well as the dynamic characteristics of the computer product distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the three months ended March 31, 1999 was $268,000. The primary sources of cash from operating activities include a decrease in accounts receivable of $18,997,000, and a decrease in inventory of $114,637,000 from the unusually high level of inventory at the end of 1998. The primary use of cash during the period includes a $134,046,000 decrease in accounts payable, which resulted in part from industry-wide changes in vendor terms and conditions.

Net cash used in investing activities consisted of capital expenditures of $11,111,000. The expenditures were primarily related to costs associated with development and implementation of SAP and with other information systems.

Net cash used for financing activities was $834,000 and was comprised primarily of repayments under capitalized lease obligations and bank debt.

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

Funds are also provided to Merisel Canada, Inc. ("Merisel Canada") through a receivables purchase agreement with a securitization company. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to CND$150,000,000 at any point in time. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization agreements, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of March 31, 1999, the total amount outstanding under these agreements was $404,812,000. Fees incurred in connection with the sale of accounts receivable for the three months ended March 31, 1999 were $6,376,000 compared to $4,642,000 incurred for the three months ended March 31, 1998 and are recorded as other expense.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Debt Obligations, Financing Sources and Capital Expenditures

At March 31, 1999, Merisel, Inc. had outstanding $125,000,000 principal amount of 12-1/2% Senior Notes due 2004 (the "12.5% Notes"). The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and imposes limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leasebacks, transactions with affiliates and certain mergers.

At March 31, 1999, the Company had promissory notes outstanding with an aggregate balance of $6,257,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

Merisel Americas entered into a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with a subsidiary of Bank of America NT&SA ("BA"), acting as agent, that provides for borrowings on a revolving basis. Effective April 1, 1999, the obligations of BA under the Loan and Security Agreement were assumed by Bank of America NT&SA. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventory held by Merisel Americas. Borrowings bear interest at the rate of LIBOR plus a specified margin, or, at the Company's option, the agent's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. No amounts were outstanding under the Loan and Security Agreement as of March 31, 1999.

In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be between $35,000,000 and $45,000,000 for 1999, primarily consisting of costs associated with information systems, including systems for enhancing electronic services and growing the Company's infrastructure, developing and implementing the SAP operating system, developing the Company's configuration and co-location capabilities, and upgrading warehouse systems and other Company facilities. The Company intends to fund its capital expenditures primarily through internally generated cash and lease financing.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


At March 31, 1999, the Company had cash and cash equivalents of $24,780,000. In the opinion of management, anticipated cash from operations in 1999, together with proceeds from the sale of receivables under the Company's securitization agreements, trade credit from vendors and borrowings under the Company's revolving credit facility, will be sufficient to meet the Company's requirements for the next 12 months, without the need for additional financing. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. Any unforeseen event that adversely impacts the industry or the Company's position in the industry could have a direct and material unfavorable effect on the liquidity of the Company.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


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

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors for its U.S. and Canadian distribution businesses include large United States-based distributors and aggregators such as Gates/Arrow, Inacom, Ingram Micro, Pinacor, Synnex Information Technologies, Inc. and Tech Data, as well as regional distributors and franchisers. MOCA's competitors are Access Graphics, which is owned by GE Capital, and Ingram Micro.

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



Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

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

On September 11, 1997, certain Noteholders filed an answer to the Company's complaint in the Delaware Action as well as a counterclaim against the Company asserting claims for breach of the Limited Waiver Agreement, unjust enrichment and a declaratory judgment (the "Noteholder Suit"). The Noteholder Suit also asserted a claim for unjust enrichment against Dwight A. Steffensen, the Company's Chief Executive Officer. The Noteholder Suit sought damages in excess of $100 million from the Company. The Company's alleged breaches included, among other things, that the Board changed its recommendation with respect to proposals relating to the Noteholder Restructuring. The Company and Mr. Steffensen filed motions for judgment on the pleadings on October 7, 1997 seeking to have the Noteholder Suit dismissed. On January 5, 1998, the Delaware Chancery Court (the "Court") denied both motions. In January 1999 the Company and Mr. Steffensen filed motions for summary judgment. While waiting for the Court to rule on its motion for summary judgment, the Company entered into settlement negotiations with the Noteholders. On May 10, 1999, the Company and Mr. Steffensen entered into a settlement agreement (the "Agreement") with the Noteholders that provides for all of the parties to dismiss their claims against each other with prejudice. As a result of the settlement, the

Company recorded a charge in the first quarter of 1999 of $21 million, which represents amounts payable pursuant to the settlement as well as certain costs related to the settlement and the litigation. The Company is currently in negotiations with its insurers seeking to recover a substantial portion of the litigation and settlement costs, although there is no assurance that the Company will be successful in obtaining any significant reimbursement. The Agreement also provided for the dismissal of an action brought by the Noteholders against Stonington Partners, Inc. alleging tortious interference.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.


         (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                  None.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 1999


                                          Merisel, Inc.



                                          By  /s/ Timothy N. Jenson
                                          Timothy N. Jenson
                                          Chief Financial Officer and
                                          Senior Vice President, Finance