Form 10-Q
period 1999-06-30
MERISEL INC /DE/
filed 1999-08-16
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

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

                                 Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          Number of Shares Outstanding
               Class                                 August 12, 1999
Common Stock, $.01 par value                         80,278,829 Shares





                                                   MERISEL, INC.

                                                       INDEX


                                                                                      Page Reference
PART I   FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of                                        1-2
                  June 30, 1999 and December 31, 1998

                  Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 1999 and 1998                   3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and 1998                                    4

                  Notes to Consolidated Financial Statements                                5-9

                  Management's Discussion and Analysis of                                  10-20
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure                        20

PART II  OTHER INFORMATION                                                                 21-22

                  SIGNATURES                                                                 23

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

                                           PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                          MERISEL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)
                                                    (Unaudited)

                                                      ASSETS

                                                                                June 30,               December 31,
                                                                                  1999                     1998
                                                                           -------------------      -------------------
CURRENT ASSETS:
Cash and cash equivalents                                                             $21,079                  $36,341
Accounts receivable (net of allowances
of $17,078 and $20,476 for 1999 and 1998, respectively)                               225,467                  202,128
Inventories                                                                           493,167                  587,317
Prepaid expenses and other current assets                                              14,966                   14,193
Deferred income taxes                                                                     905                      865
                                                                           -------------------      -------------------
  Total current assets                                                                755,584                  840,844

PROPERTY AND EQUIPMENT, NET                                                            89,885                   79,719

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                                        24,095                   24,309

OTHER ASSETS                                                                              520                      448
                                                                           -------------------      -------------------

TOTAL ASSETS                                                                         $870,084                 $945,320
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



                                          MERISEL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)
                                                    (Unaudited)

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,             December 31,
                                                                                    1999                   1998
                                                                             -------------------    --------------------

CURRENT LIABILITIES:
Accounts payable                                                                  $570,424               $623,673
Accrued liabilities                                                                 32,859                 31,737
Long-term debt and capitalized lease obligations - current                           3,062                  3,692
                                                                             -------------------    --------------------
  Total current liabilities                                                        606,345                659,102

Long-term debt                                                                     129,160                129,360
Capitalized lease obligations                                                        2,276                  2,605
                                                                             -------------------    --------------------
TOTAL LIABILITIES                                                                  737,781                791,067

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
  shares; none issued or outstanding
Common stock, $.01 par value, authorized
  150,000,000 shares; 80,278,833 and 80,272,683 shares
  outstanding for 1999 and 1998, respectively                                          803                    803
Additional paid-in capital                                                         282,392                282,380
Accumulated deficit                                                               (141,988)              (118,495)
Accumulated other comprehensive income                                              (8,904)               (10,435)
                                                                             -------------------    --------------------
Total stockholders' equity                                                         132,303                154,253
                                                                             -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $870,084               $945,320
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



                                                                  MERISEL, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (In thousands, except per share data)
                                                                            (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                                June 30,                                  June 30,
                                                        1999              1998                    1999               1998
                                                  ----------------     ----------------    ------------------    -----------------

NET SALES                                         $1,266,622               $1,096,439        $2,521,819               $2,198,109

COST OF SALES                                      1,206,202                1,034,736         2,396,271                2,074,655
                                                  ----------------     ----------------    ------------------    -----------------

GROSS PROFIT                                          60,420                   61,703           125,548                  123,454

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                             61,279                   47,959           116,401                   97,052

LITIGATION-RELATED
  (RECOVERY)/CHARGE                                   (9,000)                                    12,000
                                                  ----------------     ----------------    ------------------    -----------------

OPERATING INCOME (LOSS)                                8,141                   13,744            (2,853)                  26,402

INTEREST EXPENSE                                       3,979                    3,890             6,796                    7,673

OTHER EXPENSE                                          6,766                    4,531            13,393                    9,621
                                                  ----------------     ----------------    ------------------    -----------------

(LOSS) INCOME BEFORE INCOME TAXES                     (2,604)                   5,323           (23,042)                   9,108

INCOME TAX PROVISION                                     380                      215               451                      364
                                                  ----------------     ----------------    ------------------    -----------------

NET (LOSS) INCOME                                    $(2,984)                  $5,108          $(23,493)                  $8,744
                                                  ================     ================    ==================    =================

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)
                                                      $(0.04)                   $0.06            $(0.29)                   $0.11
                                                  ================     ================    ==================    =================

WEIGHTED AVERAGE NUMBER OF SHARES:
  BASIC                                               80,279                   80,216            80,278                   80,184
  DILUTED                                             80,279                   81,531            80,278                   80,557
                                                  ================     ================    ==================    =================










               See  accompanying  notes  to  consolidated  financial statements.



                                          MERISEL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                  1999                     1998
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $(23,493)                  $8,744
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization                                                     8,800                    5,118
  Provision for doubtful accounts                                                   7,547                    5,104
Changes in operating assets and liabilities:
  Accounts receivable                                                             (31,087)                  14,668
  Inventories                                                                      94,150                   31,739
  Prepaid expenses and other current assets                                          (845)                  (8,642)
  Accounts payable                                                                (53,248)                  86,073
  Accrued liabilities                                                               1,415                    4,223
                                                                            ------------------      -------------------
Net cash provided by operating activities                                           3,239                  147,027
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (18,708)                 (13,827)
                                                                            ------------------      -------------------
Net cash used for investing activities                                            (18,708)                 (13,827)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving line of credit                                       172,150                   27,200
  Repayments under revolving line of credit                                      (172,150)                 (27,200)
  Repayments under other financing arrangements                                    (1,159)                    (844)
  Proceeds from issuance of Common Stock                                               12                      585
                                                                            ------------------      -------------------
Net cash used for financing activities                                             (1,147)                    (259)
                                                                            ------------------      -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             1,354                     (940)
                                                                            ------------------      -------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                (15,262)                 132,001

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                           36,341                   36,447
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $21,079                 $168,448
                                                                            ==================      ===================










              See  accompanying  notes  to  consolidated  financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas"), and its subsidiaries the Company operates three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA(TM)"). The Company markets products and services throughout the United States and Canada, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers, and retailers. Through MOCA(TM), the Company supports Sun Microsystems' UNIX(R)-based products and complementary third-party products.

The information for the three months and six months ended June 30, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2. New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements issued for periods beginning after June 15, 2000, as amended. The Company will adopt SFAS 133 as required in January 2001. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value with changes in fair value reflected in income or equity, depending on the nature of the hedge. The Company is in the process of evaluating the effect that this new standard will have on the Company's financial statements.

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

4. Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting for Comprehensive Income" ("SFAS 130"). SFAS 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                              (In thousands)                         (In thousands)
                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                         1999                1998                1999              1998
                                                         ----                ----                ----              ----

Net income                                              $(2,984)             $5,108             $(23,493)          $8,744
Other comprehensive income -
   Foreign currency translation adjustments                 783              (1,208)               1,531           (1,091)
                                                    ----------------    ----------------     -------------    ---------------

Comprehensive income                                    $(2,201)             $3,900             $(21,962)          $7,653
                                                    ================    ================     =============    ===============


5. Earnings Per Share ("EPS")

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options, excluding those that would be anti-dilutive, using the "treasury stock" method.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the income statement periods presented herein:

                                                       (In thousands)                       (In thousands)
                                                     Three months Ended                    Six Months Ended
                                                          June 30,                             June 30,
Weighted average shares outstanding                1999               1998               1999                1998
-----------------------------------                ----               ----               ----                ----

Basic                                                 80,279             80,216             80,278              80,184
Assumed exercises of stock options                                        1,315                                    373
                                              ---------------    ---------------    ---------------     ---------------

Diluted                                               80,279             81,531             80,278              80,557
                                              ===============    ===============    ===============     ===============

6.    Supplemental Disclosure of Cash Flow Information

Cash paid (received) in the  three-month  and six-month  periods ended June 30 for interest and income taxes was as follows:
                                            (In thousands)                              (In thousands)
                                          Three Months Ended                           Six Months Ended
                                               June 30,                                    June 30,
                                      1999                  1998                  1999                  1998
                                      ----                  ----                  ----                  ----

   Interest                          $7,706                 $8,104                $6,848                $7,336
   Income taxes                       $(284)                  $133                  $189                 $(116)


7.       Segment Information

During 1998, the Company provided certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has determined it has three operating segments under SFAS 131: the United States distribution segment, the Canadian distribution segment, and MOCA. Each of these segments has a dedicated management team and is managed separately primarily because of geography (United States and Canada) and differences in product categories, marketing strategies and customer base
(MOCA).

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

                                                                      (In thousands)
                                                                    Three Months Ended
                                                                      June 30, 1999
                                      -------------------------------------------------------------------------------
                                           United
                                           States              MOCA               Canada                Total
                                          -----------        ------------        ----------         ---------------
Net sales to external customers              $794,916          $261,510            $210,196           $1,266,622
Segment profit contribution(A)                                   10,909(A)                                10,909 (A)
Segment operating (loss) profit(A)             (4,545)                                1,777               (2,768)(A)

                                                                      (In thousands)
                                                                    Three Months Ended
                                                                      June 30, 1998
                                      -------------------------------------------------------------------------------
                                           United
                                           States              MOCA               Canada                Total
                                          ----------         ----------          ----------           ------------
Net sales to external customers            $756,883          $148,387              $191,169           $1,096,439
Segment profit contribution(A)                                  5,376(A)                                   5,376(A)
Segment operating profit(A)                   9,324                                    (956)               8,368(A)


                                                                      (In thousands)
                                                                     Six Months Ended
                                                                      June 30, 1999
                                      -------------------------------------------------------------------------------
                                           United
                                           States              MOCA               Canada                Total
                                          ------------        -----------        -----------        --------------
Net sales to external customers            $1,584,597          $463,312            $473,910           $2,521,819
Segment profit contribution(A)                                   18,420(A)                                18,420 (A)
Segment operating (loss) profit(A)            (26,565)                                5,292              (21,273)(A)

                                                                      (In thousands)
                                                                     Six Months Ended
                                                                      June 30, 1998
                                      -------------------------------------------------------------------------------
                                           United
                                           States              MOCA               Canada                Total
                                         -----------        -----------           ---------          -------------
Net sales to external customers          $1,506,920          $264,648              $426,541           $2,198,109
Segment profit contribution(A)                                 11,927(A)                                  11,927(A)
Segment operating profit(A)                  12,616                                   1,859               14,475(A)

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)







Geographical Area Net Sales:
                                     (In thousands)                              (In thousands)
                                   Three months ended                           Six months ended
                                        June 30,                                    June 30,
                                1999                 1998                  1999                  1998
                                ----                 ----                  ----                  ----
United States                 $1,056,426              $905,270           $2,047,909             $1,771,568
Canada                           210,196               191,169              473,910                426,541
                          -----------------     ----------------     -----------------     -----------------

Total Net Sales               $1,266,622            $1,096,439           $2,521,819             $2,198,109
                          =================     ================     =================     =================


Note A: For each of its operating segments, the Company evaluates performance based upon operating (loss) profit or profit contribution. However, the Company has not historically allocated corporate overhead, depreciation and amortization, or shared operating expenses to the MOCA operating segment. As a result, the Company believes that the segment profit contribution for MOCA in the tables above would be substantially lower than the amounts shown if such costs were allocated. Corporate overhead, amortization and shared operating expenses are allocated to Canada on a pro rata basis. Segment operating (loss) profit for the United States business includes all corporate overhead, amortization and shared operating expenses not allocated to Canada, and in 1999, segment operating loss includes the litigation-related charge and the insurance recovery.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. Through its main operating subsidiary, Merisel Americas, Inc. ("Merisel Americas"), and its subsidiaries the Company operates three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA(TM)"). The Company markets products and services throughout the United States and Canada, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers, and retailers. Through MOCA(TM), the Company supports Sun Microsystems' UNIX(R)-based products and complementary third-party products.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 as Compared to the Three Months Ended June 30, 1998.

Net sales increased 16% from $1,096,439,000 in the quarter ended June, 30 1998 to $1,266,622,000 in the quarter ended June 30, 1999. The increase resulted from a 17% increase in net sales for the U.S. and a 10% increase in Canada. The U.S. growth rate resulted from increased sales of 76% in the MOCA business segment, 36% for the retail customer group, and 4% for the commercial customer group, offset in part by a decline in sales of 1% for the VAR customer group. The growth rate in the MOCA business segment reflected in substantial part the acquisition by the Company of several new large Sun Microsystems reseller accounts during 1998, and the Company does not expect that growth rate to continue. Without the addition of such new accounts, the growth rate in the MOCA business segment would have been approximately 45%. The growth rate in Canada in terms of Canadian dollars was 11%.

Hardware and accessories accounted for 79% of net sales and software accounted for 21% of net sales in the second quarter of 1999, as compared to 78% and 22% for the same categories, respectively, for the second quarter of 1998.

Gross profit decreased 2.1% or $1,283,000 from $61,703,000 in the second quarter of 1998 to $60,420,000 in the 1999 period. Gross profit as a percentage of sales, or gross margin, decreased from 5.6% in the 1998 period to 4.8% in the 1999 period. Gross margins in the United States and Canada were 4.5% and 6.1%, respectively, for the second quarter of 1999, compared to 5.6% and 5.7%, respectively, for the second quarter of 1998. Margins in the U.S. were significantly negatively affected by changing vendor terms and conditions, including the reduction of vendor rebates and changes in price protection. Gross margins were also negatively affected by the launch of Microsoft Office 2000 and continued intense price competition. In Canada, the increase in margins as a percentage of sales was achieved through a concerted effort focused on customer mix and new-account recruitment as well as the more effective usage of system tools to

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


manage pricing. The Company has committed resources to address the issue of declining margins in the U.S. by focusing attention on more profitable product lines, expanding the Company's customer base and intensifying recruitment of higher margin customers, using new sales tools, and enhancing customer support by segmenting customers by business model and geographical location and assigning those customers to dedicated sales teams. The Company is also continuing efforts to improve the controls and management supervision over margin management related activities such as sales execution and processes and is adjusting selling prices to offset reduced vendor rebate opportunities. There is no assurance that the Company's efforts to improve margins will be successful. In addition, changing manufacturer terms and conditions, particularly in price protection, have contributed to greater inventory risk and necessitated changes in purchasing practices that in turn have affected selling and pricing.

Selling, general and administrative expenses increased by 27.8% from $47,959,000 in the second quarter of 1998 to $61,279,000 in the second quarter of 1999, increasing as a percentage of sales from 4.4% of sales in 1998 to 4.8% for the same period in 1999. Contributing to the increase in the 1999 quarter were depreciation expenses of approximately $3.5 million related to the SAP R/3 operating system and other strategic initiatives; post "go-live" costs of approximately $1.0 million for expenses associated with the SAP implementation; approximately $1.0 million of payroll and payroll-related costs of employees directly associated with the SAP project, which payroll costs for periods prior to implementation had been capitalized and which will continue to be incurred in future periods; approximately $1.4 million in expenses related to the Company's strategic initiatives; and costs of approximately $1.3 million associated with Year 2000 compliance. The Company expects to incur approximately the same amount in the third quarter of 1999 in connection with Year 2000 compliance. The remainder of the increase resulted largely from increased variable costs associated with growth of the Company's business and other costs incurred to support growth.

In the second quarter of 1999, the Company recorded a $9,000,000 insurance recovery representing insurance reimbursement of a portion of the $21,000,000 charge recorded in the first quarter of 1999 relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes. See Part II -
Item 1. "Legal Proceedings."

As a result of the above items, operating income decreased by $5,603,000 from $13,744,000 for the second quarter of 1998 to income of $8,141,000 for the second quarter of 1999. Excluding the $9,000,000 insurance recovery, the Company would have had an operating loss of $859,000 for the second quarter of 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


Six Months  Ended June 30,  1999 as  Compared  to the Six Months  Ended June 30,
1998.

For the six months ended June 30, 1999, net sales increased by 15% from $2,198,109,000 for the six months ended June 30, 1998 to $2,521,819,000 for the six months ended June 30, 1999. The increase resulted from a 16% increase in net sales for the U.S. and an 11% increase in Canada. The growth rate reflects improved year-over-year performance due to substantially the same factors summarized in the discussion of sales for the three months ended June 30, 1999 and 1998. The growth rate in Canada in terms of Canadian dollars was 15%, but the decline in the value of the Canadian dollar hampered the growth rate in terms of U.S. dollars.

Hardware and accessories accounted for 79% of net sales and software accounted for 21% of net sales in the first six months of 1999, as compared to 77% and 23% for the same categories, respectively, in the first six months of 1998.

Gross profit increased 1.7% or $2,094,000 from $123,454,000 for the first six months of 1998 to $125,548,000 for the first six months of 1999. Gross profit as a percentage of sales, or gross margin, decreased from 5.6% for the 1998 period to 5.0% for the 1999 period. Gross margins in the United States and Canada were 4.8% and 5.8%, respectively, for the first six months of 1999, compared to 5.6% and 5.8%, respectively, for the first six months of 1998. The decrease in margin in the U.S. is attributable to substantially the same factors summarized in the discussion of gross profit for the three months ended June 30, 1999 and 1998.

Selling, general and administrative expenses increased by 19.9% from $97,052,000 in the six months ended June 30, 1998 to $116,401,000 in the six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of sales increased from 4.4% of sales in 1998 to 4.6% for the same period in 1999. The increase resulted in large part from the increased expenses in the second quarter of 1999 described above as well as the SAP training of 1,400 associates over an eight-week period during the first quarter.

Results for the six months ended June 30, 1999 also reflected the $21,000,000 charge recorded by the Company in the first quarter of 1999 relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes, offset in part by the $9,000,000 insurance recovery recorded by the Company in the second quarter.

As a result of the above items, operating income decreased by $29,255,000 from $26,402,000 for the year ended 1998 to a loss of $2,853,000 for the year ended 1999. Excluding the litigation-related charge and related insurance recovery, the Company would have had operating income of $9,147,000 for the year ended 1999.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (Continued)


Interest Expense; Other Expense; and Income Tax Provision

Interest expense for the Company increased 2.3% from $3,890,000 in the quarter ended June 30, 1998 to $3,979,000 in the quarter ended June 30, 1999. For the six months ended June 30, 1999, interest expense for the Company decreased 11.4% from $7,673,000 in the 1998 period to $6,796,000 in the 1999 period. The decrease in interest expense is primarily attributable to the capitalization of interest related to the SAP implementation in the first quarter of 1999.

Other expenses for the Company increased from $4,531,000 and $9,621,000 for the three and six months ended June 30, 1998, respectively, to $6,766,000 and $13,393,000 for the same periods in 1999, respectively. The increase is due primarily to asset securitization fees which increased $1,893,000 and $3,627,000 for the three and six month periods, respectively. The increased securitization fees are due to increased sales of accounts receivable in order to fund sales growth and daily operations, to meet greater working capital needs resulting from changing vendor terms and conditions, and to take advantage of vendor early-pay opportunities. The average proceeds resulting from the sale of accounts receivable at month end under the Company's securitization facilities increased from $276,442,000 for the six months ended June 30, 1998 to $348,718,000 for the same period in 1999.

The income tax provision increased from an expense of $215,000 and $364,000 for the three and six months ended June 30, 1998, respectively, to an expense of $380,000 and $451,000 for the same periods in 1999. In both periods, the income tax rate reflects primarily the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions to offset federal income taxes in the current period.

Consolidated Net Income

On a consolidated basis, net income for the Company decreased from $5,108,000 and $8,744,000 for the three and six months ended June 30, 1998, respectively, to net losses of $2,984,000 and $23,493,000 for the three and six months ended June 30, 1999, respectively, due to the factors described above. Net income per share decreased from $.06 per share for the three months ended June 30, 1998 to a net loss of $.04 per share for the three months ended June 30, 1999. Net income per share decreased from $.11 per share for the six months ended June 30, 1998 to a net loss of $.29 per share for the six months ended June 30, 1999.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)


SYSTEMS AND PROCESSES

In April 1999, Merisel completed the conversion of its U.S. operations to the SAP R/3 client/server operating system. The Company converted its Canadian operations from a mainframe to the SAP client/server operating system in August 1995. With the U.S. implementation complete, the U.S. and Canadian operations are each operating on a single platform. SAP is an enterprise-wide system which integrates substantially all functional areas of the business in a real-time environment. The new system is designed to provide greater transaction functionality, real-time information access, automated controls, flexibility, and custom pricing applications.

YEAR 2000 ISSUES

Introduction

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other equipment as the year 2000 is approached and reached. These problems generally arise from the fact that computers and equipment have historically used two-digit fields that recognize dates using the assumption that the first two digits are "19." On January 1, 2000, systems using two-digit date fields could recognize a date using "00" as the year 1900 rather than the year 2000. Year 2000 Project and the Company's State of Readiness

The Company believes that implementation of the SAP operating system will address its major Year 2000 issues for its core information technology ("IT") systems. See "Systems and Processes" above. The Company has developed and is executing a plan for addressing the remainder of its Year 2000 issues which focuses on the following six areas: core IT systems; off-line IT subsystems; technical infrastructure (e.g., networks, servers, desktop computers); vendor/customer interfaces (consisting of electronic data interchange or "EDI"); facilities (including security systems, elevators, and heating and cooling systems); and third-party suppliers, vendors and customers ("External Parties"). For the first five areas, the Company's Year 2000 plan consists of the following phases: (1) conducting an inventory of items with Year 2000 implications; (2) assessment of Year 2000 compliance; (3) remediation or replacement of material items that are determined not to be Year 2000 compliant; (4) testing (including re-testing of material items that were remediated or replaced); and (5) certification of Year 2000 compliancy.

The Company has completed the inventory and assessment phases with respect to all areas. The remediation and testing phases are substantially completed and, along with the certification phase, are on schedule to be completed during the third quarter of 1999. In addition, during July

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (Continued)


1999 the Company successfully completed integration testing of its core systems and uncovered no material issues. The Company currently plans to complete the five phases of its Year 2000 plan outlined above by the beginning of the fourth quarter of 1999.

Costs

The Company currently estimates that the aggregate cost of its Year 2000 project will be approximately $3.2 million, which is substantially below the Company's original budget estimate of $4.2 million, although the total amount could be greater than the current estimate. Approximately $1.9 million had been spent through the first half of 1999. The aggregate cost estimate excludes the cost of implementing the SAP operating system in the U.S. and costs incurred pursuant to the Company's technology upgrade strategy where the upgrades were not accelerated due to Year 2000 issues. In addition, a portion of the estimated total costs of the Year 2000 project will be funded by reallocation of existing resources rather than incurring incremental costs. This reallocation of resources is not expected to have a significant impact of the day-to-day operations of the Company, including any material effect on the implementation of any IT project. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency. The Year 2000 project costs are expensed by the Company as incurred.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (Continued)


Contingency Plans

As part of the Company's Year 2000 project, Year 2000-specific contingency plans are being developed and will be substantially completed by the end of the third quarter. The Company expects that these plans will continue to be modified throughout 1999 as the Company obtains additional information regarding the status of the Year 2000 readiness of External Parties. In addition, as a normal course of business, the Company maintains and deploys contingency plans as part of its disaster recovery program that are designed to address various other potential business interruptions. These plans may be applicable to address the failure of External Parties to provide goods or services to the Company as a result of their failure to be Year 2000 ready. During 1999, the Company intends to expand its disaster recovery program to cover systems for which detailed contingency plans do not currently exist.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities during the six months ended June 30, 1999 was $3,239,000. The primary source of cash from operating activities was a decrease in inventory of $94,150,000 from the unusually high level of inventory at the end of 1998. The primary uses of cash during the period include an increase in accounts receivable of $31,087,000 and a $53,248,000 decrease in accounts payable that resulted in part from industry-wide changes in vendor terms and conditions and an increased use of vendor early-pay opportunities.

Net cash used in investing activities consisted of capital expenditures of $18,708,000.

Net cash used for financing activities was $1,147,000 and was comprised primarily of repayments under capitalized lease obligations and bank debt.

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

Funds are also provided to Merisel Canada, Inc. ("Merisel Canada") through a receivables purchase agreement with a securitization company. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to CND$150,000,000 at any point in time. The facility expires December 13, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization agreements, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 1999, the total amount outstanding under these agreements was $467,445,000. Fees incurred in connection with the sale of accounts receivable for the three and six months ended June 30, 1999 were $5,916,000 and $12,292,000 compared to $4,023,000 and $8,665,000 incurred for the three and six months ended June 30, 1998 and are recorded as other expense.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                        (Continued)


Debt Obligations, Financing Sources and Capital Expenditures

At June 30, 1999, Merisel, Inc. had outstanding $125,000,000 principal amount of 12-1/2% Senior Notes due 2004 (the "12.5% Notes"). The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and imposes limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leasebacks, transactions with affiliates and certain mergers.

At June 30, 1999, the Company had promissory notes outstanding with an aggregate balance of $5,797,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments of $500,000 and $3,900,000 due on January 1, 2000 and January 1, 2001, respectively. The notes are collateralized by certain of the Company's real property and equipment.

Merisel Americas is party to a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with Bank of America NT&SA ("BA"), acting as agent, that provides for borrowings on a revolving basis. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventory held by Merisel Americas. Borrowings bear interest at the rate of LIBOR plus a specified margin, or, at the Company's option, the agent's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. No amounts were outstanding under the Loan and Security Agreement as of June 30, 1999.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


At June 30, 1999, the Company had cash and cash equivalents of $21,079,000. In the opinion of management, anticipated cash from operations in 1999, together with proceeds from the sale of receivables under the Company's securitization agreements, trade credit from vendors and borrowings under the Company's revolving credit facility, will be sufficient to meet the Company's requirements for the next 12 months, without the need for additional financing. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. Any unforeseen event that adversely impacts the industry or the Company's position in the industry could have a direct and material unfavorable effect on the liquidity of the Company.

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

The Company purchases exchange contracts to minimize foreign exchange transaction gains and losses. The Company intends to continue the practice of purchasing foreign exchange contracts. However, the risk of foreign exchange transaction losses cannot be completely eliminated.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


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

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors for its U.S. and Canadian distribution businesses include large United States-based distributors and aggregators such as Gates/Arrow, GE IT Distribution Group, Inacom, Ingram Micro, Pinacor, Synnex Information Technologies, Inc. and Tech Data, as well as regional distributors and franchisers.

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



Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings

On September 4, 1997, the Company filed suit in Delaware Chancery Court (the "Delaware Action") seeking a declaratory judgment with respect to certain issues that arose between the Company and certain holders of the Company's 12.5% Notes ("Noteholders") pursuant to the Limited Waiver and Voting Agreement (the "Limited Waiver Agreement"). On September 11, 1997, certain Noteholders filed an answer to the Company's complaint in the Delaware Action as well as a counterclaim against the Company asserting claims for breach of the Limited Waiver Agreement, unjust enrichment and a declaratory judgment (the "Noteholder Suit"). The Noteholder Suit also asserted a claim for unjust enrichment against Dwight A. Steffensen, the Company's Chief Executive Officer. The Noteholder Suit sought damages in excess of $100 million from the Company. On May 10, 1999, the Company and Mr. Steffensen entered into a settlement agreement (the "Agreement") with the Noteholders that provides for all of the parties to dismiss their claims against each other with prejudice. The Agreement also provided for the dismissal of an action brought by the Noteholders against Stonington Partners, Inc. alleging tortious interference. On June 4, 1999, the Delaware Chancery Court entered an order dismissing the Delaware Action and the Noteholder Suit with prejudice. As a result of the settlement, the Company recorded a charge in the first quarter of 1999 of $21 million, which represented amounts payable pursuant to the settlement as well as certain costs related to the settlement and the litigation. Under an agreement with its insurers, the Company will recover $9 million of the litigation and settlement costs.

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiff alleges that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, inter alia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiff further alleges that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiff seeks to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. On May 6, 1998, the Company filed a motion to dismiss the complaint on various legal grounds as well as a motion to strike the punitive damages prayer. In response to the motions, the plaintiff filed a first amended complaint on August 31, 1998, adding a claim for unfair business practices under California Business & Professions Code ss.17200 and additional allegations. The plaintiff's filing of an amended complaint mooted the Company's original motions. The Company filed a motion to dismiss the amended complaint on various grounds and a motion to strike the punitive damages prayer. In its opposition to the Company's motion to strike, the plaintiff withdrew its prayer for punitive damages. On January 15, 1999, the Court issued an Order staying prosecution of the action under the doctrine of exclusive concurrent federal jurisdiction. Plaintiff has advised the Company that intends to file a motion to seek relief from the stay. A hearing on such motion is expected to take place in October 1999. The Company has defended itself vigorously against this claim and will continue to do so.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.



Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

10.1 Amendment No. 1 to Loan and Security Agreement dated as of May 11, 1999 by and among Merisel Americas, Inc., Bank of America National Trust and Savings
         Association, as Agent and a Lender.

10.2 Amendment No. 5 to Purchase Agreement and Waiver dated as of May 12, 1999 among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation.

10.3 Severance Agreement dated as of March 3, 1999 between Merisel, Inc. and James E. Illson.

10.4 Severance Agreement dated as of March 3, 1999 between Merisel, Inc. and Timothy N. Jenson.

10.5 Promissory Note dated March 17, 1999 between Timothy N. Jenson and Merisel, Inc.

10.6 Promissory Note dated June 17, 1999 between Kristin M. Rogers and Merisel Americas, Inc.



         (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                  None.

                               SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 1999


                                           Merisel, Inc.



                                           By  /s/ Timothy N. Jenson
                                              --------------------------------
                                               Timothy N. Jenson
                                               Chief Financial Officer and
                                               Senior Vice President, Finance