Form 10-Q
period 1999-09-30
MERISEL INC /DE/
filed 1999-11-15
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

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

                                             Number of Shares Outstanding
               Class                         as of November 12, 1999
Common Stock, $.01 par value                 80,278,809 Shares





                                  MERISEL, INC.

                                      INDEX


                                                                                               Page Reference
PART I   FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of                                                 1-2
                  September 30, 1999 and December 31, 1998

                  Consolidated Statements of Operations for the
                  Three Months and Nine Months Ended September 30, 1999 and 1998                     3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1999 and 1998                                      4

                  Notes to Consolidated Financial Statements                                        5-9

                  Management's Discussion and Analysis of                                          10-20
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure                                21

PART II  OTHER INFORMATION                                                                         22-23

                  SIGNATURES                                                                         24

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION


         Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Merisel, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors may include, but are not limited to, the effect of (i) economic conditions generally, (ii) industry growth, (iii) competition, (iv) liability and other claims asserted against the Company, (v) the loss of significant customers or vendors, (vi) operating margins, (vii) business disruptions, (viii) uncertainties associated with the potential Year 2000 impact on end user demand, and (ix) other risks detailed in this report. These factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.






                          PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statements

                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                             September 30,             December 31,
                                                                                  1999                     1998
                                                                           -------------------      -------------------
CURRENT ASSETS:
Cash and cash equivalents                                                              $9,264                  $36,341
Accounts receivable (net of allowances
of $17,615 and $20,476 for 1999 and 1998, respectively)                               230,002                  202,128
Inventories                                                                           541,548                  587,317
Prepaid expenses and other current assets                                              15,507                   14,193
Deferred income taxes                                                                     897                      865
                                                                           -------------------      -------------------
  Total current assets                                                                797,218                  840,844

PROPERTY AND EQUIPMENT, NET                                                            88,404                   79,719

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                                        23,866                   24,309

OTHER ASSETS                                                                              519                      448
                                                                           -------------------      -------------------

TOTAL ASSETS                                                                         $910,007                 $945,320
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



                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,         December 31, 1998
                                                                                    1999
                                                                             -------------------    --------------------

CURRENT LIABILITIES:
Accounts payable                                                                  $615,663               $623,673
Accrued liabilities                                                                 37,868                 31,737
Long-term debt and capitalized lease obligations - current                           2,784                  3,692
                                                                             -------------------    --------------------
  Total current liabilities                                                        656,315                659,102

Long-term debt                                                                     131,505                129,360
Capitalized lease obligations                                                        1,911                  2,605
                                                                             -------------------    --------------------
TOTAL LIABILITIES                                                                  789,731                791,067

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
  shares; none issued or outstanding
Common stock, $.01 par value, authorized
  150,000,000 shares; 80,278,812 and 80,272,683 shares
  outstanding for 1999 and 1998, respectively                                          803                    803
Additional paid-in capital                                                         282,392                282,380
Accumulated deficit                                                               (153,704)              (118,495)
Accumulated other comprehensive income                                              (9,215)               (10,435)
                                                                             -------------------    --------------------
Total stockholders' equity                                                         120,276                154,253
                                                                             -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $910,007               $945,320
                                                                             ===================    ====================











               See  accompanying   notes  to  consolidated financial statements.



                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                                        1999              1998                    1999               1998
                                                  ----------------     ----------------    ------------------    -----------------

NET SALES                                         $1,358,495               $1,144,317        $3,880,314               $3,342,426

COST OF SALES                                      1,296,072                1,077,042         3,692,343                3,151,697
                                                  ----------------     ----------------    ------------------    -----------------

GROSS PROFIT                                          62,423                   67,275           187,971                  190,729

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                             62,475                   49,792           178,876                  146,844

LITIGATION-RELATED CHARGE                                                                        12,000
                                                  ----------------     ----------------    ------------------    -----------------

OPERATING (LOSS) INCOME                                  (52)                  17,483            (2,905)                  43,885

INTEREST EXPENSE                                       3,980                    3,649            10,777                   11,323

OTHER EXPENSE                                          7,537                    5,786            20,929                   15,407
                                                  ----------------     ----------------    ------------------    -----------------

(LOSS) INCOME BEFORE INCOME TAXES                    (11,569)                   8,048           (34,611)                  17,155

INCOME TAX PROVISION                                     147                      444               598                      807
                                                  ----------------     ----------------    ------------------    -----------------

NET (LOSS) INCOME                                   $(11,716)                  $7,604          $(35,209)                 $16,348
                                                  ================     ================    ==================    =================

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)
                                                      $(0.15)                   $0.09            $(0.44)                   $0.20
                                                  ================     ================    ==================    =================

WEIGHTED AVERAGE NUMBER OF SHARES:
  BASIC                                               80,279                   80,228            80,278                   80,199
  DILUTED                                             80,279                   80,473            80,278                   80,529
                                                  ================     ================    ==================    =================













              See  accompanying   notes  to  consolidated financial statements.



                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                  1999                     1998
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $(35,209)                 $16,348
Adjustments to reconcile net (loss) income to net
  Cash (used in) provided by operating activities:
  Depreciation and amortization                                                    15,418                    7,750
  Provision for doubtful accounts                                                   9,474                    8,728
Changes in operating assets and liabilities:
  Accounts receivable                                                             (35,420)                 (13,852)
  Inventories                                                                      49,291                    7,419
  Prepaid expenses and other current assets                                        (1,354)                   3,864
  Accounts payable                                                                (11,738)                 124,867
  Accrued liabilities                                                               7,029                   (1,549)
                                                                            ------------------      -------------------
Net cash (used in) provided by operating activities                                (2,509)                 153,575
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (24,468)                 (22,684)
                                                                            ------------------      -------------------
Net cash used for investing activities                                            (24,468)                 (22,684)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving line of credit                                       298,700
  Repayments under revolving line of credit                                      (296,200)
  Repayments under other financing arrangements                                    (1,957)                  (1,278)
  Proceeds from issuance of Common Stock                                               12                      595
                                                                            ------------------      -------------------

Net cash provided by (used for) financing activities                                  555                     (683)
                                                                            ------------------      -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (655)                  (2,490)
                                                                            ------------------      -------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                (27,077)                 127,718

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                           36,341                   36,447
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $9,264                 $164,165
                                                                            ==================      ===================










            See  accompanying   notes  to  consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. The Company operates three distinct business segments: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA(TM)"). The Company markets products and services throughout the United States and Canada, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers, and retailers. Through MOCA(TM), the Company supports Sun Microsystems' UNIX(R)-based products and complementary third-party products.

The information for the three months and nine months ended September 30, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2. New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements issued for periods beginning after June 15, 2000, as amended. The Company will adopt SFAS 133 as required in January 2001. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value with changes in fair value reflected in income or equity, depending on the nature of the hedge. The Company is in the process of evaluating the effect that this new standard will have on the Company's financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


3. Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's third quarter is the 13-week period ending on the Saturday nearest to September 30. For simplicity of presentation, the Company has described the interim period-end and year-end as September 30 and December 31, respectively.

4. Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting for Comprehensive Income" ("SFAS 130"). SFAS 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in general purpose financial statements. Comprehensive income is computed as follows:

                                                              (In thousands)                         (In thousands)
                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                         1999                1998                1999              1998
                                                         ----                ----                ----              ----

Net (loss) income                                      $(11,716)             $7,604             $(35,209)         $16,348
Other comprehensive income -
   Foreign currency translation adjustments                (311)             (1,642)               1,220           (2,733)
                                                    ----------------    ----------------     -------------    ---------------

Comprehensive income                                   $(12,027)             $5,962             $(33,989)         $13,615
                                                    ================    ================     =============    ===============


5. Earnings Per Share ("EPS")

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, excluding those that would be anti-dilutive, using the "treasury stock" method.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the income statement periods presented herein:

                                                       (In thousands)                       (In thousands)
                                                     Three months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
Weighted average shares outstanding                1999               1998               1999                1998
-----------------------------------                ----               ----               ----                ----

Basic                                                 80,279             80,228             80,278              80,199
Assumed exercises of stock options                                          245                                    330
                                              ---------------    ---------------    ---------------     ---------------

Diluted                                               80,279             80,473             80,278              80,529
                                              ===============    ===============    ===============     ===============

6.    Supplemental Disclosure of Cash Flow Information

Cash paid in the three-month and nine-month periods ended September 30 for interest and income taxes is as follows:

                                            (In thousands)                              (In thousands)
                                          Three Months Ended                           Nine Months Ended
                                             September 30,                               September 30,
                                      1999                  1998                  1999                  1998
                                      ----                  ----                  ----                  ----

   Interest                            $593                  $  32                $7,441                $7,369
   Income taxes                        $ 49                  $ 463                $  238                $  348


7.       Segment Information

The Company provides certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services, in accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has determined it has three operating segments under SFAS 131: the United States distribution segment, the Canadian distribution segment, and MOCA. Each of these segments has a dedicated management team and is managed separately primarily because of geography (United States and Canada) and differences in product categories, marketing strategies and customer base
(MOCA). All segment information is provided on the basis of these three segments as identified. Sales, costs of sales and other direct expenses related to MOCA's operations in Canada, which have historically been attributed to the Canadian segment, have been reclassified to the MOCA segment for comparative purposes for all periods presented.

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

                                                                      (In thousands)
                                                                    Three Months Ended
                                                                    September 30, 1999
                                      -------------------------------------------------------------------------------
                                           United
                                           States              MOCA               Canada                Total
                                           -------            ------              -------              -------
Net sales to external customers              $894,710          $257,315            $206,470           $1,358,495
Segment profit contribution(A)                                   10,453(A)                                10,453(A)
Segment operating (loss) profit(A)            (12,837)                                2,332              (10,505)

                                                                      (In thousands)
                                                                    Three Months Ended
                                                                    September 30, 1998
                                      -------------------------------------------------------------------------------
                                           United
                                           States              MOCA               Canada                Total
                                          ---------           -------            ---------             --------
Net sales to external customers            $803,389          $153,273              $187,655           $1,144,317
Segment profit contribution(A)                                  5,677                                      5,677
Segment operating profit(A)                   9,757                                   2,049               11,806(A)


                                                                      (In thousands)
                                                                    Nine Months Ended
                                                                    September 30, 1999
                                      -------------------------------------------------------------------------------
                                           United
                                           States              MOCA               Canada                Total
                                          ---------           ------              -------              -------
Net sales to external customers            $2,479,306          $730,003            $671,005           $3,880,314
Segment profit contribution(A)                                   29,084(A)                                29,084(A)
Segment operating (loss) profit(A)            (39,381)                                7,392              (31,989)

                                                                      (In thousands)
                                                                    Nine Months Ended
                                                                    September 30, 1998
                                      -------------------------------------------------------------------------------
                                           United
                                           States              MOCA               Canada                Total
                                          --------            ------             ---------             -------
Net sales to external customers          $2,310,309          $423,410              $608,706           $3,342,426
Segment profit contribution(A)                                 17,904(A)                                  17,904(A)
Segment operating profit(A)                  22,284                                   3,696               25,980(A)


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)





Geographical Area Net Sales:
                                     (In thousands)                              (In thousands)
                                   Three months ended                          Nine months ended
                                      September 30,                              September 30,
                                1999                 1998                  1999                  1998
                                ----                 ----                  ----                  ----
United States                 $1,145,874             $ 954,605           $3,193,783             $2,726,173
Canada                           212,621               189,712              686,531                616,253
                          -----------------     ----------------     -----------------     -----------------

Total Net Sales               $1,358,495            $1,144,317           $3,880,314             $3,342,426
                          =================     ================     =================     =================



Hardware/Software Sales
                                     (In thousands)                              (In thousands)
                                   Three months ended                          Nine months ended
                                      September 30,                              September 30,
                                1999                 1998                  1999                  1998
                                ----                 ----                  ----                  ----
Hardware                      $1,100,381             $ 904,010           $3,065,448             $2,607,092
Software                         258,114               240,307              814,866                735,334
                          -----------------     ----------------     -----------------     -----------------

Total Net Sales               $1,358,495            $1,144,317           $3,880,314             $3,342,426
                          =================     ================     =================     =================


Note A: For each of its operating segments, the Company evaluates performance based upon operating (loss) profit or profit contribution. However, the Company has not historically allocated corporate overhead, depreciation and amortization, or shared operating expenses to the MOCA operating segment. As a result, the Company believes that the segment profit contribution for MOCA in the tables above would be substantially lower than the amounts shown if such costs were allocated. Corporate overhead, amortization and shared operating expenses are allocated to Canada on a pro rata basis. Segment operating (loss) profit for the United States business includes all corporate overhead, amortization and shared operating expenses not allocated to Canada and MOCA, and in 1999, segment operating loss includes the litigation-related charge and the offsetting insurance recovery.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. The Company operates three distinct business segments: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA(TM)"). The Company markets products and services throughout the United States and Canada, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers, including value-added resellers ("VARs"), commercial resellers, and retailers. Through MOCA(TM), the Company supports Sun Microsystems' UNIX(R)-based products and complementary third-party products.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 as Compared to the Three Months Ended September 30, 1998

Net sales increased 18.7% from $1,144,317,000 in the quarter ended September, 30 1998 to $1,358,495,000 in the quarter ended September 30, 1999. The increase resulted from an 11.4% increase in net sales for U.S. distribution, a 67.9% increase for MOCA and a 10.0% increase for the Canadian distribution business. The U.S. growth rate resulted from increased sales of 18.1% for the commercial customer group, 3.9% for the retail customer group, and 1.5% for the VAR customer group. The Company expects that the growth rate in MOCA will decrease in future periods. The growth rate in Canada in terms of Canadian dollars was 7.4%, which is lower than in recent quarters and reflects in part the effect of general softness in the Canadian market.

Hardware and accessories accounted for 81% of net sales and software accounted for 19% of net sales in the third quarter of 1999, as compared to 79% and 21% for the same categories, respectively, for the third quarter of 1998.

Gross profit decreased 7.2% or $4,852,000 from $67,275,000 in the third quarter of 1998 to $62,423,000 in the 1999 period. Gross profit as a percentage of sales, or gross margin, decreased from 5.9% in the 1998 period to 4.6% in the 1999 period. The decline in margins was primarily related to the U.S. distribution segment, which was significantly negatively affected by (i) changing vendor terms and conditions, including a reduction in vendor rebates and an increase in price protection exposure, (ii) competitive pricing pressures, and (iii) increased systems sales, which have comparatively lower margins than non-system products, as a result of a significant increase in sales of Compaq product following the launch of Compaq's Distributor Alliance Program under which the Company is one of four distributors and resellers able to source product directly from Compaq. To address the issue of declining margins in the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


U.S., the Company is adjusting selling margins, particularly on product lines that have been affected by vendor rebate reductions, leveraging SAP to implement system controls for enhanced margin management and increasing the extent to which sales compensation is tied to margin-goal achievement. The Company is also accelerating customer recruitment efforts to expand its account base, focusing attention on more profitable product lines, and enhancing customer support by assigning dedicated sales teams according to customer specific business models and geographical locations. There is no assurance that the Company's efforts to improve margins will be successful. In addition, changing manufacturer terms and conditions, particularly in price protection, have contributed to greater inventory risk and necessitated changes in purchasing practices that in turn have affected selling and pricing activities.

Selling, general and administrative expenses increased by 25.5% from $49,792,000 in the third quarter of 1998 to $62,475,000 in the third quarter of 1999, increasing as a percentage of sales from 4.4% of sales in 1998 to 4.6% for the same period in 1999. This reflects an increase in depreciation expenses for the 1999 quarter of approximately $4,000,000, which is primarily related to the SAP R/3 operating system, other information systems expenditures and strategic initiatives. Selling, general and administrative expenses for the 1999 period also included approximately $1,430,000 of payroll and payroll related costs that were capitalized in the 1998 period for employees directly associated with the SAP implementation project. Such costs are expected to continue in future periods. Additionally, the Company spent approximately $762,000 during the third quarter of 1999 in Year 2000 compliance-related expenses. No other significant future expenses related to Year 2000 compliance are expected to be incurred. See "Year 2000 Issues" below. The remainder of the increase resulted principally from increased variable costs associated with growth of the Company's businesses.

As a result of the above items, operating income decreased by $17,535,000 from $17,483,000 for the third quarter of 1998 to a loss of $52,000 for the third quarter of 1999.

Interest expense for the Company increased $331,000 from $3,649,000 in the quarter ended September 30, 1998 to $3,980,000 in the quarter ended September 30, 1999. The increase is due primarily to the utilization of the Company's revolving line of credit to fund working capital requirements.

Other expenses for the Company increased from $5,786,000 for the quarter ended September 30, 1998 to $7,537,000 for the same period in 1999. The increase is due primarily to asset securitization fees which increased $2,891,000 for the third quarter due to increased sales of accounts receivable and an increase in the underlying rate associated with the fees that the Company pays on the sale of receivables. The average proceeds resulting from the sale of accounts receivable at month end under the Company's securitization facilities increased from $293,728,000 for the third quarter of 1998 to $440,593,000 for the same

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


period in 1999. The increase in asset securitization fees was partially offset by a $1,087,000 decrease in foreign currency losses as a result of more favorable volatility in the Canadian dollar.

The income tax provision decreased from an expense of $444,000 for the third quarter of 1998 to an expense of $147,000 for the same period in 1999 due to a current quarter net loss position versus a net income position in the prior period. In both periods, the income tax expense reflects primarily the minimum statutory tax requirements in the provinces and states in which the Company conducts business. The Company has sufficient net operating loss provisions to offset federal income taxes in the current period.

On a consolidated basis, net income for the Company decreased from $7,604,000 for the third quarter of 1998 to a net loss of $11,716,000 for the third quarter of 1999, due to the factors described above. Net income per share decreased from $.09 per share for the third quarter of 1998 to a net loss of $.15 per share for the third quarter of 1999.


Nine Months Ended September 30, 1999 as Compared to the Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, net sales increased by 16.1% from $3,342,426,000 for the nine months ended September 30, 1998 to $3,880,314,000 for the nine months ended September 30, 1999. The increase resulted from a 7.3% increase in net sales in U.S. distribution, a 72.4% increase in MOCA and a 10.2% increase in Canadian distribution. The growth rate in the U.S. reflects sales growth of 27.5% for the retail customer group and 8.7% for the commercial customer group, with essentially no growth for the VAR customer group over the prior year period. The Company does not expect that growth rate to continue. The increase in year-over-year performance in Canadian distribution is due to substantially the same factors summarized in the discussion of sales for the three months ended September 30, 1999 and 1998. The growth rate in Canada in terms of Canadian dollars was 12.6%, but the decline in the value of the Canadian dollar hampered the growth rate in terms of U.S. dollars.

Hardware and accessories accounted for 79% of net sales and software accounted for 21% of net sales in the first nine months of 1999, as compared to 78% and 22% for the same categories, respectively, in the first nine months of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Gross profit decreased 1.5% or $2,758,000 from $190,729,000 for the first nine months of 1998 to $187,971,000 for the first nine months of 1999. Gross profit as a percentage of sales decreased from 5.7% for the 1998 period to 4.8% for the 1999 period. The decline in margins was primarily related to the U.S. distribution segment and is attributable to substantially the same factors summarized in the discussion of gross profit for the three months ended September 30, 1999 and 1998.

Selling, general and administrative expenses increased by 21.8% from $146,844,000 in the nine months ended September 30, 1998 to $178,876,000 in the nine months ended September 30, 1999. Selling, general and administrative expenses as a percentage of sales increased from 4.4% of sales in 1998 to 4.6% for the same period in 1999. Contributing to the increase for the year were depreciation expenses related to the SAP R/3 operating system and other strategic initiatives; post "go-live" costs for expenses associated with the SAP implementation; payroll and payroll-related costs of employees directly associated with the SAP project, which payroll costs for periods prior to implementation had been capitalized and which will continue to be incurred in future periods; expenses related to the Company's strategic initiatives; and costs associated with Year 2000 compliance. The remainder of the increase resulted largely from increased variable costs associated with growth of the Company's business and other costs incurred to support growth.

Results for the nine months ended September 30, 1999 also reflected the $21,000,000 charge recorded by the Company in the first quarter of 1999 relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes, offset in part by the $9,000,000 insurance recovery recorded by the Company in the second quarter.

As a result of the above items, operating income decreased by $46,790,000 from $43,885,000 for the nine months ended September 30, 1998 to a loss of $2,905,000 for the nine months ended September 30, 1999. Excluding the litigation-related charge and related insurance recovery, the Company would have had operating income of $9,095,000 for the nine months ended September 30, 1999.

Interest expense for the nine months ended September 30, 1999 decreased 4.8% from $11,323,000 in the 1998 period to $10,777,000 in the 1999 period. The decrease in interest expense is primarily attributable to the capitalization of $1,230,000 in interest related to the SAP implementation in the first quarter of 1999. The decrease was offset in part by an increase in interest expense resulting from higher average borrowings under the Company's revolving line of credit to fund working capital requirements.

Other expenses for the Company increased from $15,407,000 for the nine months ended September 30, 1998, to $20,929,000 for the nine months ended September 30,1999. The increase is due primarily to asset securitization fees, which increased $6,518,000 over the prior year period. The increased securitization fees are primarily due to increased sales of accounts

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


receivable and an increase in the underlying rate associated with the fees that the Company pays on the sale of receivables. The average proceeds resulting from the sale of accounts receivable at month end under the Company's securitization facilities increased from $272,272,000 for the nine months ended September 30, 1998 to $431,666,000 for the same period in 1999.

The income tax provision decreased from an expense of $807,000 for the nine months ended September 30, 1998, to an expense of $598,000 for the same period in 1999. In both periods, the income tax rate reflects primarily the minimum statutory tax requirements in the provinces and states in which the Company conducts business. The Company has sufficient net operating loss provisions to offset federal income taxes in the current period.

On a consolidated basis, net income for the Company decreased from $16,348,000 for the nine months ended September 30, 1998, to a net loss of $35,209,000 for the nine months ended September 30, 1999, due to the factors described above. Net income per share decreased from $.20 per share for the nine months ended
September 30, 1998 to a net loss of $.44 per share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the nine months ended September 30, 1999 was $2,509,000. The primary uses of cash during the period include an increase in accounts receivable of $35,420,000 due to an increase in sales, a $12,000,000 charge net of insurance recoveries paid in the first half of 1999 relating to the settlement of litigation between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes, and a decrease in current liabilities that resulted from industry-wide changes in vendor terms and conditions and an increased used of vendor early-pay opportunities. The primary source of cash from operating activities was a decrease in inventory of $49,291,000 from the unusually high level of inventory at the end of 1998. The Company believes that it needs to continue to decrease its inventory level in order to offset inventory risks related to changing vendor terms and conditions and to improve its working capital position.

Net cash used in investing activities during the nine months ended September 30, 1999 consisted of capital expenditures of $24,468,000.

Net cash provided by financing activities during the nine months ended September 30, 1999 was $555,000 and was comprised primarily of the difference between borrowings and repayments of the revolving line of credit and other financing arrangements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Securitization Facilities

Funds generated by the sale of receivables in the U.S. are provided through Merisel Capital Funding, Inc. ("Merisel Capital Funding"), a wholly owned subsidiary of Merisel Americas, Inc. ("Merisel Americas"), which in turn is a wholly owned subsidiary of Merisel, Inc. Merisel Capital Funding's sole business is the ongoing purchase of trade receivables from Merisel Americas. Merisel Capital Funding sells these receivables, in turn, under an agreement with a securitization company, whose purchases yield proceeds of up to $500,000,000 at any point in time. Merisel Capital Funding is a separate corporate entity with separate creditors who, upon its liquidation, are entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in the subsidiary becoming available to the subsidiary's equity holder. This agreement expires in October 2003.

Funds are also provided to Merisel Canada,  Inc.  ("Merisel  Canada"),  a wholly
owned  subsidiary  of Merisel  Americas,   through a  receivables  purchase
agreement with a securitization company. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars at any point in time. The facility expires December 13, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization agreements, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 1999, the total amount outstanding under these agreements was $435,202,000. Fees incurred in connection with the sale of accounts receivable for the three and nine months ended September 30, 1999 were $7,102,000 and $19,394,000 compared to $4,211,000 and $12,876,000 incurred for the three and nine months ended September 30, 1998 and are recorded as other expense.

Debt Obligations, Financing Sources and Capital Expenditures

At September 30, 1999, Merisel, Inc. had outstanding $125,000,000 principal amount of 12-1/2% Senior Notes due 2004 (the "12.5% Notes"). The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and imposes limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leasebacks, transactions with affiliates and certain mergers.

At September 30, 1999, the Company had promissory notes outstanding with an aggregate balance of $5,329,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


with balloon payments of $500,000 and $3,900,000 due on January 1, 2000 and January 1, 2001, respectively. The notes are collateralized by certain of the Company's real property and equipment.

Merisel Americas is party to a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with Bank of America NT&SA ("BA"), acting as agent, that provides for borrowings on a revolving basis. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventory held by Merisel Americas. Borrowings bear interest at the rate of LIBOR plus a specified margin or, at the Company's option, the agent's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. As of September 30, 1999, $2,500,000 was outstanding under the Loan and Security Agreement.

In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be less than $35,000,000 for 1999, primarily consisting of costs associated with information systems, including systems for enhancing electronic services and growing the Company's infrastructure, developing and implementing the SAP operating system, developing the Company's configuration and co-location capabilities, and upgrading warehouse systems and other Company facilities. The Company intends to fund its capital expenditures primarily through internally generated cash and lease financing.

At September 30, 1999, the Company had cash and cash equivalents of $9,264,000. In the opinion of management, anticipated cash from operations, together with proceeds from the sale of receivables under the Company's securitization agreements, trade credit from vendors and borrowings under the Company's revolving credit facility, will be sufficient to meet the Company's requirements for the next 12 months, without the need for additional financing. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. In addition, any unforeseen event that adversely impacts the industry or the Company's position in the industry could have a direct and material unfavorable effect on the liquidity of the Company.

ASSET MANAGEMENT

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, Merisel's practice of making large-volume purchases when it deems such purchases to be attractive, and the addition of new manufacturers and products. The Company has negotiated agreements with many of its

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


manufacturers that contain stock balancing and price protection provisions intended to reduce, in part, Merisel's risk of loss due to slow-moving or obsolete inventory or manufacturer price reductions. The Company is not assured that these agreements will succeed in reducing this risk. In the event of a manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges, as well as the Company's inventory management procedures, have helped to reduce the risk of loss of carrying inventory. In the past year, however, certain computer systems manufacturers that are among the Company's largest vendors have announced changes in price protection and other terms and conditions that have adversely affected U.S. distribution margins during 1999. The Company is working closely with these manufacturers and is developing buying procedures and controls to manage inventory purchases to reduce the potential adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. There is no assurance that such efforts will be successful in preventing a material adverse effect on the Company in future periods.

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

Year 2000 Project and the Company's State of Readiness

The Company believes that implementation of the SAP operating system addresses its major Year 2000 issues for its core information technology ("IT") systems. See "Systems and Processes" above. The Company developed and executed a plan for addressing the remainder of its Year 2000 issues which focused on the following six areas: core IT systems; off-line IT subsystems; technical infrastructure (e.g., networks, servers, desktop computers); vendor/customer interfaces (consisting of electronic data interchange or "EDI"); facilities (including security systems, elevators, and heating and cooling systems); and third-party suppliers, vendors and customers ("External Parties"). For the first five areas, the Company's Year 2000 plan consisted of the following phases: (1) conducting an inventory of items with Year 2000 implications; (2) assessment of Year 2000 compliance; (3) remediation or replacement of material items that are determined not to be Year 2000 compliant; (4) testing (including re-testing of material items that were remediated or replaced); and (5) certification of Year 2000 compliancy. The Company has completed all six phases of its Year 2000 plan.

Costs

The Company has incurred aggregate costs of $2,667,000 through September 30, 1999 in connection with its Year 2000 project, which is substantially below the Company's original budget estimate of $4.2 million. The Company does not expect to incur any significant additional amounts. The aggregate costs exclude the cost of implementing the SAP operating system in the U.S. and costs incurred pursuant to the Company's technology upgrade strategy where the upgrades were not accelerated due to the Year 2000 issues. The Company's aggregate cost does not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency. The Year 2000 project costs are expensed by the Company as incurred.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Risks

The Company believes that the completion of its Year 2000 project and the implementation of the SAP operating system in the U.S. has resulted in the Company being Year 2000 compliant. However, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, if third parties that provide goods or services that are critical to the Company's business activities fail to adequately address their Year 2000 issues, there could be a similar material adverse effect on the Company. The Company believes that its most reasonably likely worst case scenario is the failure of such a third party. Such a failure could result in, for example, the inability of the Company to ship product, a telecommunications failure at one or more of the Company's call centers, a decrease in customer orders, delays in product deliveries from vendors or power outages at one or more of the Company's facilities. The Company believes that its Year 2000 project has significantly reduced the uncertainty surrounding the Year 2000 issue, including uncertainity related to External Parties. The Company believes that, with the completion of its Year 2000 project, the possibility of significant interruptions of normal operations has been reduced.

Contingency Plans

As part of the Company's Year 2000 project, Year 2000-specific contingency plans have been developed. The Company expects that these plans will continue to be modified throughout 1999 as the Company obtains additional information regarding the status of the Year 2000 readiness of External Parties. In addition, as a normal course of business, the Company maintains and deploys contingency plans as part of its disaster recovery program that are designed to address various other potential business interruptions. These plans may be applicable to address the failure of External Parties to provide goods or services to the Company as a result of their failure to be Year 2000 ready. During 1999, the Company is expanding its disaster recovery program to cover substantially all systems for which detailed contingency plans do not currently exist.

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

Additionally, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters, although there is uncertainty as to whether 1999 fourth quarter sales will be adversely affected by Year 2000 issues. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business and holiday purchases. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. Net sales in the Canadian operations are also historically strong in the first quarter of the fiscal year, which is primarily due to buying patterns of Canadian government agencies. See "Liquidity and Capital Resources" above.

COMPETITION

Competition in the computer products distribution industry is intense. Competitive factors include price, brand selection, breadth and availability of product offering, purchasing arrangements, financing options, shipping and packaging accuracy, speed of delivery, level of training and technical support, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors for its businesses include large distributors and aggregators such as Gates/Arrow, GE IT Distribution Group, Inacom, Ingram Micro, Pinacor, Synnex Information Technologies, Inc. and Tech Data, as well as regional distributors and franchisers.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings


On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiff alleges that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, inter alia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiff further alleges that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiff seeks to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. On May 6, 1998, the Company filed a motion to dismiss the complaint on various legal grounds as well as a motion to strike the punitive damages prayer. In response to the motions, the plaintiff filed a first amended complaint on August 31, 1998, adding a claim for unfair business practices under California Business & Professions Code ss.17200 and additional allegations. The plaintiff's filing of an amended complaint mooted the Company's original motions. The Company filed a motion to dismiss the amended complaint on various grounds and a motion to strike the punitive damages prayer. In its opposition to the Company's motion to strike, the plaintiff withdrew its prayer for punitive damages. On January 15, 1999, the Court issued an Order staying prosecution of the action under the doctrine of exclusive concurrent federal jurisdiction. Plaintiff filed a motion to seek relief from the stay and in October 1999 such motion was granted. The Company intends to file a renewed motion to dismiss and expects that its renewed motion will be heard during December 1999, although it is uncertain when a decision will be issued. The Company has defended itself vigorously against this claim and will continue to do so.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits


10.1 Amendment No. 6 to Purchase Agreement and Waiver dated as of August 13, 1999 among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation.

10.2 Change of Control Agreement dated as of August 18, 1999 between Merisel, Inc., Merisel Americas, Inc. and William Page.

10.3 Change of Control Agreement dated as of August 18, 1999 between Merisel, Inc., Merisel Americas, Inc. and Karen Tallman.

10.4 Amendment No. 2 dated as of September 30, 1999, among Merisel Americas, Inc., Inc., the financial institutions listed on the signature pages thereto and Bank of America, N.A.


         (b) The following Reports on Form 8-K were filed during the quarter ended September, 1999.

                  None.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 1999


                                  Merisel, Inc.



                                   By  /s/ Timothy N. Jenson
                                       ---------------------------
                                       Timothy N. Jenson
                                       Chief Financial Officer and
                                       Senior Vice President, Finance