Form 10-K
period 2000-01-01
MERISEL INC /DE/
filed 2000-03-31
CIK 724941

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

        For the fiscal year ended January 1, 2000

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from            to
                                       ----------         ------------
                         Commission file number 0-17156

                                  MERISEL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 95-4172359
        (State or other jurisdiction       (I.R.S. Employer Identification No.)
       of incorporation or organization)

         200 Continental Boulevard
         El Segundo, California                     90245-0948
         (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code: (310) 615-3080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 28, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market System was $48,350,397 (29,662,820 shares at a closing price of $1.63).

     As of March 28, 2000, the Registrant had 80,309,046 shares of Common Stock outstanding.

                       Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III.



                                TABLE OF CONTENTS




                                                                                                              PAGE
                                     PART I

Item  1.  Business.......................................................................................     1
Item  2.  Properties.....................................................................................     9
Item  3.  Legal Proceedings..............................................................................     9
Item  4.  Submission of Matters to a Vote of Security Holders............................................     9

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters......................    10
Item  6.  Selected Financial Data........................................................................    11
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........    12
Item  7A. Quantitative and Qualitative Market Risk Disclosure............................................    21
Item  8.  Financial Statements and Supplementary Data....................................................    22
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    43

                                    PART III

Item  10. Directors and Executive Officers of the Registrant.............................................    44
Item  11. Executive Compensation.........................................................................    44
Item  12. Security Ownership of Certain Beneficial Owners and Management.................................    44
Item  13. Certain Relationships and Related Transactions.................................................    44

                                     PART IV

Item  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    44



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

                                     PART I

Item 1. Business.

Overview

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. Merisel markets products and services throughout the United States and Canada, and has achieved operational efficiencies that have made it a valued partner to a broad range of computer resellers. In addition, the Company supports the growth of its partners with business development and educational services, expert technical support, flexible financing options, certified configuration services, and progressive e-business solutions. The Company distributes more than 35,000 products from the industry's leading hardware and software manufacturers. These manufacturers include American Power Conversion, Apple, Compaq, Hewlett-Packard, IBM/Lotus, Intel, Microsoft, 3Com, Sun Microsystems, Symantec, Toshiba and ViewSonic. The breadth of Merisel's product line, together with its extensive distribution network, enables the Company to provide its customers with a single supply source and prompt product delivery.

For a discussion of certain business and other factors that may have an adverse effect on the Company, see "Certain Business Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company was incorporated in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). In the years following the Microamerica acquisition, the Company's revenues increased rapidly through both internal growth and acquisition. This increase reflected the substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for product distribution. From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." As a result, the Company's operations are now focused exclusively in the United States and Canada.

From March 1997 through late 1999 the Company, through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries, operated three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance(R) (MOCA(TM)). At the end of 1999, Merisel announced plans to restructure and combine its U.S. and Canadian distribution businesses. The Company accomplished this reorganization in early 2000 and began operating two distinct North American business units:
North American distribution and MOCA. Merisel's North American distribution business offers a full line of products and services to a broad range of reseller customers, including value-added resellers ("VARs"), commercial resellers, Internet resellers and retailers. MOCA provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to Sun Microsystems-authorized resellers and consultants. Effective April 3, 2000, the operations of MOCA will be conducted by Merisel Open Computing Alliance, Inc. as a wholly owned subsidiary of Merisel, Inc.

The Company's sales were approximately $5.2 billion for 1999. Of these sales, 81.6% were generated by North American Distribution, and 18.4% were generated by MOCA. On a geographical basis, 81.7% of these sales were generated in the United States and 18.3% were generated in Canada. See "Notes to Consolidated Financial Statements - Note 13 - Segment Information."


The Industry

The primary participants in the computer products distribution industry are manufacturers, wholesale distributors and resellers. The supply chain was traditionally based on a model through which manufacturers would sell directly to wholesalers, resellers and end users; wholesale distributors would sell to resellers; and resellers would sell to other resellers and directly to end users. As the industry continues to mature, the roles of channel players are becoming less clearly defined. Generally, full-line wholesale distributors, like Merisel, purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers. Types of resellers include corporate resellers, value-added resellers or "VARs," system integrators, original equipment manufacturers or "OEMs," direct marketers, independent dealers, mass merchants and computer chain stores, and resellers conducting business via the Internet ("E-tailers"). In addition, resellers are often defined and distinguished by the types of value-added services they provide and by the end-user markets they serve, such as large corporate accounts, small to medium-sized businesses, and home users.

Resellers rely on wholesale distributors like Merisel for their broad product offerings, product availability, flexible financing alternatives, technical support, and prompt and efficient delivery. In addition, as resellers intensify their focus on sales and customer service, they are increasingly relying on distributors for "back-office" support services, such as product procurement, configuration, fulfillment, logistics and end-user financing. Manufacturers benefit from using wholesale distribution as an alternative to direct sales to resellers by not having to maintain large sales forces, warehouse facilities and distribution networks. Manufacturers also rely on wholesale distributors to provide marketing and support services as well as credit for reseller customers.

The computer products distribution industry continues to experience double-digit growth throughout North America. Recent trends in wholesale distribution include custom configuration of products by distributors, various supply chain management strategies to eliminate time and cost, and accelerated development of electronic commerce and information systems. Additional industry dynamics include the rapid emergence of Internet and other "virtual" businesses that operate with minimal infrastructure, changing terms and conditions from major systems manufacturers, aggressive pricing practices and continued industry consolidation.

In order to compete more effectively and lower their costs, major computer systems manufacturers that rely on the two-tier distribution model have begun to take steps to reduce their own inventories and the inventories of their distributors and resellers. One such strategy is "co-location," which involves the distributor occupying space in the manufacturer's facility, and taking possession of and shipping the manufacturer's product. Configuration services may also be performed at the co-location facilities. Electronic business, or eBusiness, refers to the use of electronic systems and applications to exchange information and transact business. These systems and applications include electronic data interchange, or "EDI," and Internet-based order-entry and information systems. Electronic business can simplify account set-up, ordering, shipping and support, and thereby facilitate sales while decreasing both selling and purchasing costs. Electronic business continues to increase in significance in the computer products distribution industry.


Business Strategy

Merisel is a full-line wholesale distributor offering leading products and services to resellers at competitive prices. The Company provides dedicated sales support and customized programs and services to targeted customer groups.

Merisel believes that a high level of customer satisfaction is important to achieve and maintain success in the very competitive computer products distribution industry. The Company measures customer satisfaction by such standards as accuracy and efficiency in the delivery of products, services and information. Merisel strives on an ongoing basis to improve its operational processes and achieve optimum levels of customer satisfaction.

Leading Products and Services. The Company's objective is to offer a broad range of leading brands of systems, peripherals, networking products and software. By stocking a broad mix of products, the Company meets the needs of resellers who prefer to deal with a single source for their product requirements. The Company continually evaluates new products, the demand for current products, and its overall product mix, and seeks to develop distribution relationships with suppliers of products that enhance the Company's product offering. The Company believes that the size of its reseller customer base, combined with the breadth and quality of its marketing support programs, gives Merisel a competitive advantage over smaller, regional distributors in developing and maintaining supplier relationships, although the Company's larger competitors may have advantages over the Company due to their size.

Customer Groups. Merisel serves a variety of reseller channels, which have diverse product, financing and support requirements. Merisel was among the first major wholesale distributors in the industry to offer its various customer groups a customer-segmented sales force as well as a customized product offering, financing programs, and marketing and technical support programs, all of which are tailored to address the differing needs of these customer groups. The Company intends to continue focusing on the profitability of the markets it serves in order to identify customer opportunities and develop sales and marketing programs that serve these groups most effectively.

2000 Initiatives. To capitalize on its strengths and differentiate Merisel from its competitors in 2000, the Company is focused on key initiatives aimed at generating new ways to support its customers, increase sales and gross margins, and enhance stockholder returns. The Company is focused on expanding its reach to specific customer groups that offer significant revenue and margin opportunities, such as VARs, Internet and other "virtual" businesses, and high-end resellers that offer enterprise-computing solutions. Merisel is leveraging its North American strategy to increase operating efficiencies while uniquely providing seamless, cross-border service to its customers. In addition, the Company is working with its manufacturer partners to improve efficiencies and eliminate costs within the computer products supply chain. Lastly, because Merisel views electronic business as a key competitive area, the Company is leveraging its state-of-the-art SAP(TM) R/3(R) operating system to accelerate development of its eBusiness initiatives.

Products and Suppliers

Merisel has established and developed long-term business relationships with many of the leading manufacturers in the computer products industry. The Company's suppliers number approximately 500 and include Adobe Systems, American Power Conversion, Apple, Compaq, Computer Associates, Corel, Epson America, Hewlett-Packard, IBM/Lotus, Intel, Intuit, Iomega, Kingston Technology, Lexmark, Microsoft, NEC Technologies, Network Associates, Novell, Okidata, Sony, Sun Microsystems, Symantec, 3Com, Toshiba, ViewSonic and Western Digital. Merisel is one of only three distributors in North America authorized to sell Sun Microsystems products.

Merisel enters into written distribution agreements with the manufacturers of the products it distributes. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and often contain territorial restrictions that limit the countries in which Merisel is permitted to distribute the products. The Company's suppliers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers, as well as products discontinued by the supplier. The agreements generally provide Merisel with stock-balancing and price-protection provisions that partially reduce Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. Stock balancing provisions typically give the distributor the right to return for credit or exchange for other products a portion of the inventory items purchased, within a designated period of time, but are not generally provided by the major PC systems manufacturers. Under price-protection provisions, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions if the distributor complies with certain conditions. In the past two years, however, certain major PC manufacturers that are among the Company's largest vendors have reduced the availability of price protection for distributors by shortening the time periods during which distributors may receive rebates or credit for decreases in manufacturer prices on unsold inventory and have changed other terms and conditions. Through buying procedures and controls to manage inventory purchases, the Company seeks to reduce future potential adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. There is no assurance that such efforts will be successful in the future in preventing a material adverse effect on the Company. The Company's agreements with its suppliers, which generally have a term of at least one year, may contain minimum purchase amounts and generally contain provisions permitting early termination by either party upon written notice.

Current manufacturer programs toward which Merisel is devoting resources include co-location and configuration. Co-location involves establishing distribution operations jointly with a systems manufacturer within their facility in order to take steps, time and costs out of the distribution process. The distributor takes possession of the manufacturer's product on-site at the manufacturer's facility and ships it directly to the customer. Since October 1998, Merisel has operated a co-location operation with IBM in IBM's Raleigh, North Carolina, facility. Configuration involves the assembly of computer products from multiple vendors into a single unit or system that conforms to the specific needs of an individual end user. While at one time configuration was a very minor aspect of a wholesale distributor's business, it has become a major initiative as manufacturers outsource this segment of production to wholesale distributors. Through 1996, Merisel outsourced its configuration business to two third-party providers. In 1997, the Company took these responsibilities in-house and currently performs system configuration in its Hayward, California, Toronto, Canada, and Raleigh, North Carolina facilities. For each of these facilities, Merisel has obtained ISO 9002 certification, which is required by certain systems manufacturers. The Company will continue to evaluate market trends and adapt its strategy to meet the evolving needs of its business partners.

Although Merisel distributes more than 35,000 products and accessories supplied by approximately 500 manufacturers, 75% of net sales in 1999 (as compared to 73% in 1998 and 69% in 1997) were derived from products supplied by Merisel's 10 largest vendors. The sale of products manufactured by Sun Microsystems, Compaq, Hewlett-Packard and Microsoft accounted for approximately 18%, 15%, 14%, and 10%, respectively, of net sales in 1999 (as compared to 13%, 12%, 13% and 13%, respectively, in 1998, and 12%, 10%, 12% and 15%, respectively, in 1997). Because reseller customers often prefer to deal with a single source for many of their product needs, the loss of the ability to distribute a particularly popular product could result in losses of sales unrelated to the product. The loss of a direct relationship between the Company and any of its key suppliers could have an adverse impact on the Company's business and financial results.

Merisel provides its manufacturers with access to one of the largest bases of computer resellers in North America, as well as the means to reduce inventory, credit, marketing and overhead costs typically associated with maintaining direct reseller relationships. Through its product-marketing group, the Company develops and implements promotional programs for specific manufacturers to increase customer purchasing depth and breadth. Promotional programs include bundled offers, growth-goal incentives, and reseller training events as well as channel communication vehicles such as targeted direct mail, fax and advertising.

Customers and Customer Services

In 1999, Merisel sold products and services to approximately 30,000 computer resellers throughout North America. Merisel's smaller customers often do not have the resources to establish a large number of direct purchasing relationships  or stock  significant  product  inventories,  nor can  they  meet manufacturers' minimum purchase requirements or obtain acceptable credit. Consequently, they tend to purchase a high percentage of their products from distributors such as Merisel, which can meet their inventory needs quickly and efficiently. Larger resellers often establish direct relationships with manufacturers for their more popular products but utilize distributors for slower-moving products and for fill-in orders of fast-moving products that may not be available on a timely basis from manufacturers. The Company has limited contracts with some of its reseller customers, which contracts generally have a short term or are terminable at will and have no minimum purchase requirements. No single customer accounted for more than 5% of Merisel's net sales in 1999, 1998 or 1997.

Single-Source Provider. Merisel offers computer resellers a single source for more than 35,000 competitively priced hardware and software products. By purchasing from Merisel, resellers need only comply with a single set of ordering, billing and product-return procedures. Resellers may also benefit from attractive volume pricing and financing programs. In addition, within specified time limits and/or specified volume limits, resellers are generally allowed to return products for credit to be applied against future purchases from Merisel.

Customers and Sales Organizations. The sales organization supporting the Company's North American distribution business is structured to serve the varying requirements of the different customer groups in the industry. The Company's North American distribution business is organized into three primary sales divisions to serve VARs, national/major accounts, and retail/Internet customers. The VAR division offers specialized services and technical products to value-added resellers, system integrators and OEMs who offer service, support and consulting to clients in addition to selling computer products. Other key elements of Merisel's VAR strategy include its Value Added Services team, providing a range of programs and services for resellers' use or sales, and its Electronic and Technology Support Services (eTSS) team, providing technical support. The national/major accounts division offers direct-fulfillment services, EDI transaction support, and dedicated field and inside sales support to large-volume national accounts, while the retail/Internet division primarily services mass merchants, computer chain stores and Internet resellers. Because of the specialized nature of servicing the needs of customers who sell products directly to the federal, state and local governments and to educational institutions, the Company has also created a dedicated Government and Education sales team.

The Company's sales force is comprised of dedicated field and inside sales representatives. Merisel's account managers in the field determine resellers' business needs and execute specific account plans to mutually grow business. The Company's inside sales and technical specialists are trained for efficiency and responsiveness. This efficiency is augmented by Merisel's screen-synchronization technology, which automatically displays a customer profile on the sales representative's computer screen when a customer calls Merisel. The Company's systems allow its sales representatives to enter customer orders, obtain descriptive information regarding products, check inventory status, determine customer credit availability, and obtain special pricing and promotion information. In addition, customers may access SELline II, Merisel's electronic business and information service, which offers ordering options and access to the above information 24 hours a day, seven days a week.

Customers of MOCA are authorized by Sun Microsystems to purchase from only one of its three North American distributors, and may generally change the distributor with whom they deal only once per year. MOCA provides customer support through dedicated sales account executives, business development managers, technical support systems engineers, financial services representatives, and marketing and reseller services teams. This unique coverage model has created an unparalleled business proposition for resellers selling enterprise solutions. In addition, MOCA is focused on providing innovative new service solutions to serve its business partners in an evolving industry. In March 2000, the Company announced an exclusive outsourcing and product-fulfillment agreement between MOCA and Stonebridge Technologies. The two-year agreement is the first of its kind in the Sun channel and involves the outsourcing of a number of services to MOCA, including product procurement, configuration, fulfillment, logistics and financial services. MOCA will pursue similar customer opportunities in the future.

Prompt Delivery. In the United States and Canada, orders received by 5:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. As part of a continuing effort to improve accuracy, Merisel's Information and Logistics Efficiency System ("MILES") was first installed in the Company's Atlanta distribution center in early 1994. By 1996, installation of this custom, computerized warehouse-management system was completed in all nine of Merisel's North American distribution centers. Merisel has also established MILES environments as part of its co-location strategy in IBM's Raleigh, North Carolina, facility. The successful implementation of MILES has resulted in high rates of inventory and shipping accuracy. The Company believes that its shipping accuracy rates are the highest in the industry at 99.993%.

Merisel typically delivers products from its regional distribution centers via United Parcel Service, Federal Express, Purolator Courier and other common carriers in North America. Most customers receive orders within one or two working days of shipment. Merisel also provides customer-paid overnight air handling upon request. These services allow resellers to minimize inventory investment and serve their customers responsively. To expedite delivery and further minimize reseller inventories, Merisel also provides fulfillment services, through which the Company ships orders directly to resellers' customers.

Financing Programs. Merisel's credit policy for qualified resellers eliminates the need for them to establish multiple credit relationships with a large number of manufacturers. In addition, the Company arranges floor-plan and lease financing through a number of credit institutions and allows credit card purchases by qualified customers. Merisel's Direct Ship program provides for direct shipment to and billing of the reseller's customer. To allow certain resellers to purchase larger orders in the United States, the Company can also arrange alternative financing through its escrow programs as well as selected bid-financing arrangements.

Information Services. Merisel provides its reseller customers with detailed information on products, pricing, promotions and developments in the industry. Merisel's corporate Web site and SELline II offer technical product information on thousands of products and links to more than 350 of the industry's leading manufacturers. In addition, resellers can obtain current information on programs and services, daily product promotions, and strategic Merisel announcements. They can also download return-authorization and system-return forms, and track product shipments with links to UPS and Federal Express. Merisel's Web site also offers secure, 24-hour access to SELline II, Merisel's electronic business and information service, so resellers can place their product orders through the site. SELline II provides resellers with real-time access to pricing information, credit information, technical descriptions, product availability and promotional information. Currently SELline II has approximately 40,000 enrollees in the

U.S. and Canada. Merisel also utilizes EDI systems to allow large-volume customers to communicate with the Company's computer system directly for order processing and account data. The Company also offers API business-to-business connections, which allow resellers and vendors to directly connect their systems to Merisel's SAP system, enabling supply-chain integration and synchronization.

Training and Technical Support. Through Merisel's Value Added Services, resellers and their customers can choose from a broad selection of services to augment their offerings to their end-user customers or directly benefit their businesses. The Company's Technical Training Group offers technical and software training in partnership with leading educational institutions throughout North America. In addition, Services Sales Advocates are available to assist resellers with services that go beyond those covered under normal warranty provisions for IBM, 3Com, HP, Compaq and Philips Magnavox products. Merisel's manufacturer-dedicated product specialists also represent 29 vendors and are available to assist the Company's sales force in closing sales. Merisel also offers installation, data-retrieval and help-desk services.

Merisel's VAR Business Builder program, launched in October 1998 across Canada, rewards VARs for sales growth, and helps them reduce expenses and maximize new profit opportunities in cutting-edge markets. Through the program, Merisel resellers earn points that can be redeemed for business tools, marketing services and promotional items. Participants are also invited to attend Business Builder seminars at no cost. In 2000, Merisel is augmenting the program by dedicating resources to determine new vertical-market opportunities and assess needs in these areas. The information will be used in future seminar topics and help Merisel sales teams assist resellers with business development.

Merisel provides resellers with direct access to the Company's technical support engineers through a dedicated hotline, offering specialized pre-sale and post-sale technical support for product lines sold by Merisel. In addition, Merisel's technical engineers provide regular product training for Merisel's sales representatives to help them increase their product knowledge and their ability to answer resellers' questions.


Operations, Distribution and Systems

Locations. At December 31, 1999, the Company operated nine distribution centers throughout North America: seven in the United States and two in Canada. The Company also operates a specialized distribution center as part of its co-location strategy at IBM's Raleigh, North Carolina, facility.

Systems. Merisel has made significant investments in advanced computer and warehouse management systems for its North American operations to support sales growth and improve service levels. All of Merisel's nine North American distribution centers and its Raleigh, North Carolina, co-location facility utilize the MILES computerized warehouse management system, which uses infrared bar coding and advanced computer hardware and software to improve shipping, receiving and picking accuracy rates. See "Customers and Customer Services -- Prompt Delivery" above.

In 1993, the Company began designing an SAP R/3 enterprise-wide information system that would integrate all functional areas of the business, including sales and distribution, inventory management, financial services, and marketing, in a real-time environment. Merisel converted its Canadian operations from a mainframe system to the new SAP system in August 1995, and successfully completed the conversion of its North American operations in April 1999. Providing a common platform for Merisel's North American distribution and MOCA businesses, the new system is designed to support business growth by providing greater transaction functionality, increased flexibility, enhanced reporting capabilities, and custom-pricing applications.

Since April 1999, system performance, stability and availability have improved significantly. SAP performs with sub-second, on-line response time and has an average systems-availability rate of 99.999 percent. Availability for all of Merisel's core systems has averaged 99.9 percent or above since April 1999. SAP also enforces a high degree of data integrity, which better supports Merisel's reporting needs both through SAP and Merisel's data warehouse system.

In addition, SAP has provided a solid base for application development, allowing Merisel to expedite the development cycle for functionality improvements in the system. SAP has enabled new systems capabilities benefiting government resellers and numerous advancements in Merisel's electronic commerce offering, including enhancements to SELline II, the Company's electronic business and information service. Since April 1999, electronic order placement via SELline II has increased by more than 400 percent, and Web/SELline traffic has increased by 83 percent to 12.7 million "hits" per month. In 1999, over 55 percent of all orders received by Merisel were processed electronically.

Competition

Competition  in  the  computer  products   distribution   industry  is  intense.
Competitive factors include price, breadth and availability of products and services, credit availability and financing options, shipping accuracy, speed of delivery, availability of technical support and product information, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors for its North American distribution business include large United States-based distributors such as Ingram Micro, Pinacor and Tech Data, as well as regional distributors and franchisers. MOCA's competitors are GE Access, which is owned by GE Capital, and Ingram Micro.

Merisel also competes with manufacturers that sell directly to computer resellers and end users, sometimes at prices below those charged by Merisel for similar products, and larger resellers and E-tailers that sell to resellers. The Company believes its broad product offering, product availability, prompt delivery and support services may offset a manufacturer's price advantage. In addition, many manufacturers concentrate their direct sales on large computer resellers because of the relatively high costs associated with dealing with small-volume computer resellers.

See "Certain Business Factors - Size of Competitors; - Direct Sales by Manufacturers" below.

Variability of Quarterly Results and Seasonality

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis, and the results for any quarterly period may not be indicative of results for a full fiscal year.

Additionally,  in the U.S.  and Canada,  the  Company's  net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth-quarter sales is partially explained by customer buying patterns relating to calendar year-end business and holiday purchases. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. Net sales in the Canadian operations are also historically strong in the first quarter of the fiscal year, which is primarily due to buying patterns of Canadian government agencies. See "Management's Discussion and Analysis Financial Condition and Results of Operations - Liquidity and Capital Resources."

Employees

As of January 31, 2000, Merisel had approximately 2,400 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.

Environmental Compliance

The Company believes that it is in substantial compliance with all environmental laws applicable to it and its operations.

Certain Business Factors

In addition to the other information in this report, readers are cautioned to carefully consider the following business factors that may affect the future operations and performance of the Company.

Decline in Gross Margins. Over the past few years, the computer distribution industry in general and the Company in particular have experienced a significant decline in gross margins. Competitive pricing pressures escalated during the fourth quarter of 1998 and continued in 1999. In addition, the Company's gross margins have been significantly affected over the last several quarters by a reduction in manufacturer rebates and changes by manufacturers in terms and conditions, which have resulted in a shift of costs to distributors. While the Company has taken actions in recent years intended to improve margin performance, gross margins have continued to decline primarily due to these factors. In the fourth quarter of 1999 and the first quarter of 2000, the Company has addressed the gross margin issue by implementing a series of pricing actions to adjust for these factors. If the Company's efforts to increase gross margins are not successful or if an increase in gross margins results in a significant decline in sales volumes without a corresponding decrease in operating expenses, the Company may not be able to achieve satisfactory levels of profitability.

Vendor Terms and Conditions. Like other wholesale distributors, the Company's business is subject to the risk that the value of its inventory will be affected adversely by vendor price reductions or by product obsolescence resulting from technological changes or product updates. It is the policy of most manufacturers of microcomputer products to protect distributors who purchase directly from them from the loss in value of inventory due to product obsolescence or the manufacturer's price reductions. Over the last two years, certain major PC manufacturers that are among the Company's largest vendors have reduced the availability of price protection for distributors and changed other terms and conditions. Through buying procedures and controls to manage inventory purchases, the Company seeks to reduce potential future adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. Notwithstanding these efforts, the Company's results during the past few quarters have been adversely affected by the reduced availability of price protection. There is no assurance that such efforts will be successful in the future in preventing a material adverse effect on the Company. Unforeseen changes in current price protection policies or other changes in terms and conditions of any of the Company's major vendors could have a material adverse effect on the Company.

Dependence on Key Vendors. In 1999, 75% of the Company's net sales were derived from products supplied by the Company's 10 largest vendors, as compared to 73% in 1998 and 69% in 1997. The Company's large vendors generally provide incentive funds for marketing that are based on sales levels of their products. These incentive funds contribute substantially to the Company's profitability. As is customary in the industry, the Company's agreements with these vendors provide non-exclusive distribution rights and may generally be terminated by the vendor on short notice. The termination of the Company's distribution agreement with one of its key vendors, or a material change in the terms of the distribution agreement, including a decrease in incentive funds, could have a material adverse effect on the Company. In the past two years, many vendors have reduced the incentive funds they pay to distributors or increased the sales volumes required to receive various levels of incentive funds, which has negatively affected the Company's profitability. Over the last year, several large manufacturers have elected to reduce their number of direct distribution relationships, and the Company expects that this trend is likely to continue. Although the Company has not been terminated as a distributor for these manufacturers, future decisions by manufacturers to reduce their number of distribution partners could result in the Company's loss of vendors, which could have a material adverse effect on the Company.

Size of Competitors. The Company's competitors include distributors that are substantially larger than the Company, partially as a result of the trend toward consolidation in the industry. Because of their size, these firms can achieve greater economies of scale than the Company and may be able to form stronger relationships with manufacturers. The Company does not believe that it can achieve operating expense levels as a percentage of sales as low as those that can be achieved by its much larger competitors. A continuation of industry consolidation not involving the Company may exacerbate this disadvantage. See "Competition" above.

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

Item 2. Properties.

At December 31, 1999, the Company maintained distribution centers in seven locations throughout the United States and in two locations in Canada. Additionally, the Company maintains United States administrative and sales offices in El Segundo, California; Marlborough, Massachusetts; and Cary, North Carolina, as well as Canadian administrative and sales offices in Toronto, Ontario; Montreal, Quebec; and Vancouver, British Columbia.

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

Item 3. Legal Proceedings.

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiff alleges that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, inter alia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiff further alleges that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiff seeks to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. On May 6, 1998, the Company filed a motion to dismiss the complaint on various legal grounds as well as a motion to strike the punitive damages prayer. In response to the motions, the plaintiff filed a first amended complaint on August 31, 1998, adding a claim for unfair business practices under California Business & Professions Code ss.17200 and additional allegations. The plaintiff's filing of an amended complaint mooted the Company's original motions. The Company filed a motion to dismiss the amended complaint on various grounds and a motion to strike the punitive damages prayer. In its opposition to the Company's motion to strike, the plaintiff withdrew its prayer for punitive damages. On January 15, 1999, the Court issued an Order staying prosecution of the action under the doctrine of exclusive concurrent federal jurisdiction. Plaintiff filed a motion to seek relief from the stay and in October 1999 such motion was granted. The Company renewed its motion to dismiss and on January 28, 2000 the judge entered an order granting the Company's motion to dismiss, and granting the plaintiff leave to amend its complaint with respect only to the unfair business practices claim. The Company has defended itself vigorously against this claim and will continue to do so.

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

                                            High              Low
                Fiscal Year 1998
                     First quarter....       4 1/2            2 3/4
                     Second quarter...       3 1/2            2 3/4
                     Third quarter....       3 1/2            2 1/8
                     Fourth quarter...       3 1/4            2
                Fiscal Year 1999
                     First quarter....       2 7/8            1 1/4
                     Second quarter...       3 3/16           1 5/32
                     Third quarter....       2 7/16           1 1/2
                     Fourth quarter...       1 25/32          1 5/32


As of March 28, 2000,  there were 958 record  holders of the Company's  Common
Stock.

Merisel has never declared or paid any dividends to stockholders. The indenture relating to the Company's 12-1/2% Senior Notes due 2004 currently prohibits the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."



Item 6. Selected Financial Data.

                                                                       Year Ended December 31,
                                                   -------------------------------------------------------------
                                                    1995          1996         1997          1998          1999
                                                   -------        -----        -----         -----         -----
                                                              (In thousands, except per share amounts)

Income Statement Data:(1 & 2)
Net sales.....................................  $ 5,955,765   $ 5,521,475   $ 4,047,621  $ 4,550,977    $5,188,679
Cost of sales.................................    5,633,278     5,233,570     3,807,888    4,298,553     4,947,626
                                                -----------   -----------   -----------   ----------    ----------
Gross profit..................................      322,487       287,905       239,733      252,424       241,053
Selling, general & administrative expenses....      314,523       292,023       188,404      195,468       235,471
Litigation related charge.....................                                                              12,000
Restructuring charge..........................        9,333                                                  3,200
Impairment losses.............................       51,383        42,033        14,100                      3,800
                                                -----------   -----------   -----------   ----------    ----------
Operating (loss) income.......................      (52,752)      (46,151)       37,229       56,956       (13,418)
Interest expense..............................       39,053        39,080        28,608       17,125        17,849
Loss on sale of European, Mexican, and
Latin American operations.....................                     33,455
Debt Restructuring Costs......................                                    5,230
Other expense, net............................       13,885        20,150        14,992       20,904        28,962
                                                -----------   -----------   -----------   ----------    ----------
(Loss) income before income taxes.............     (105,690)     (138,836)      (11,601)      18,927       (60,229)
(Benefit) provision for income taxes..........      (21,779)        1,539           496          417           939
                                                -----------   -----------   -----------   ----------    ----------
Net (loss) income Before Extraordinary Item...      (83,911)     (140,375)      (12,097)      18,510       (61,168)
Extraordinary Loss on Extinguishment of
   Debt.......................................                                    3,744
                                                -----------   -----------   -----------   ----------    ----------
Net (loss) income.............................     $(83,911)    $(140,375)     $(15,841)     $18,510      $(61,168)
                                                ============  ===========   ===========   ==========    ==========
Per Share Data:
Net (loss) income per diluted share...........  $    (2.82)   $    (4.68)   $      (.48) $       .23   $      (.76)
Weighted average number of diluted shares.           29,806        30,001        33,216       80,485        80,279
Balance Sheet Data:
Working capital...............................  $   280,864   $   190,544   $   197,154  $   181,742   $   116,616
Total assets..................................    1,230,334       731,039       747,111      945,320       805,795
Long-term and subordinated debt...............      356,271       294,763       133,429      131,856       130,264
Total debt....................................      382,395       294,950       133,429      135,657       133,170
Stockholders' equity..........................      154,466        14,997       137,508      154,253        95,173



(1) Merisel's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel has described fiscal years presented as if the year ended on December 31. Except for 1997, all fiscal years presented were 52 weeks in duration. The selected financial data set forth above includes those balances and activities related to the Company's Australian business until its disposal effective January 1, 1996 and the Company's European, Mexican and Latin American businesses until their disposal on October 4, 1996, effective as of September 27, 1996. It also includes results of Merisel FAB (as defined below) from the date such business was acquired on January 31, 1994 through its disposal as of March 28, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The Company has reclassified certain items in its 1995, 1996, 1997 and 1998 financial statements to conform to the 1999 presentation. These reclassifications principally consist of costs associated with the Company's flooring arrangements. The impact to the 1995, 1996, 1997 and 1998 financial statements is to reduce general and administrative expenses by $2,672,000, $2,998,000, $3,002,000 and $4,461,000, respectively, to decrease net sales by $1,202,000,  $1,349,000,  $1,351,000 and  $2,007,000,
     respectively, and to increase interest expense by $1,470,000, $1,649,000, $1,651,000, and $2,454,000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). The Company has experienced rapid growth through domestic and international acquisitions, and internal growth, reaching nearly $6.0 billion in revenues in 1995. In 1996, the Company divested of its operations outside of North America. Today Merisel operates in the United States and Canada and is focused exclusively on the North American market through its North American distribution and MOCA business units.

Asset Dispositions

In two separate transactions in 1996, Merisel completed the sale of its wholly owned Australian subsidiary, Merisel Pty Ltd., and substantially all of its European, Mexican and Latin American businesses.

As of March 28, 1997, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB"). The sales price, computed based upon the February 21, 1997 balance sheet of Merisel FAB, was $31,992,000.

Debt Restructuring and Equity Investment

On September 19, 1997, the Company and its main operating subsidiary, Merisel Americas Inc. ("Merisel Americas"), entered into a definitive Stock and Note Purchase Agreement with Phoenix Acquisition Company II, L.L.C. ("Phoenix"), a Delaware limited liability company whose sole member is Stonington Capital Appreciation 1994 Fund, L.P. Pursuant to the Stock and Note Purchase Agreement, on September 19, 1997, Phoenix acquired a Convertible Note for $137,100,000 (the "Convertible Note") and 4,901,316 shares of Common Stock (the "Initial Shares") for $14,900,000. The Convertible Note was an unsecured obligation of the Company and Merisel Americas and provided that, upon the satisfaction of certain conditions, including obtaining stockholder approval, the Convertible Note would automatically convert into 45,098,684 shares of Common Stock (the "Conversion Shares"). The Conversion Shares and Initial Shares would together represent 50,000,000 shares of Common Stock at a purchase price of $3.04 per share, and approximately 62.4% of the Common Stock outstanding immediately following the issuance of the Conversion Shares. The Company used the proceeds from the issuance of the Initial Shares and the Convertible Note to repay indebtedness of its operating subsidiaries (the "Operating Company Debt") consisting of $80,697,000 principal amount outstanding under a revolving credit agreement, $53,798,000 of its 11.5% Senior Notes, and $13,200,000 principal amount of subordinated notes. On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. On
December 19, 1997, following receipt of stockholder approval, the remaining portion of the Convertible Note was converted into Common Stock. As of March 30, 2000, Phoenix owned 50,000,000 shares of Common Stock, or approximately 62.3% of the outstanding Common Stock. See "Notes to Consolidated Financial Statements -
Note 9 - Income Taxes" regarding the impact of the restructuring on the Company's available net operating loss carryforwards.

Results of Operations

During most of 1997, 1998 and 1999, the Company operated three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). Although the Company continued to experience positive sales growth in all of its business units during 1999, pricing pressure, changing vendor terms and conditions, and industry turbulence caused a continued erosion in gross margins. While the Company believes it has slowed this erosion with corrective actions taken throughout the year, the erosion has exceeded the Company's ability to reduce operating expenses as a percentage of sales, and has negatively impacted operating income as a result. In December 1999, the Company announced plans to restructure and combine its U.S. and Canadian distribution business units to form one North American distribution business. As a result, the Company now operates North American distribution and MOCA as its only two business units.

Comparison of Fiscal Years Ended December 31, 1999 and December 31, 1998

The Company's net sales increased 14.0% from $4,550,977,000 in 1998 to $5,188,679,000 for the year ended December 31, 1999. This increase resulted from sales growth of 56.2% and 7.5% for the MOCA and North American distribution businesses, respectively. MOCA growth was strong due to increased sales to existing customers and, to a lesser extent, to the acquisition by MOCA of several new Sun Microsystems reseller accounts during the latter part of 1998. MOCA sales growth on a year-over-year basis ranged from 68% to 75% in the first three quarters of 1999 and was 19.8% for the fourth quarter. The slower growth in the fourth quarter relates to a general slowdown in the industry related in part to Year 2000 issues and also reflects a reduced impact from new accounts. The Company expects MOCA sales growth for 2000 to decrease overall from 1999 growth levels. North American distribution sales growth resulted primarily from growth in the retail customer and national/major customer groups.

On a consolidated basis, hardware and accessories accounted for 80% of net sales and software accounted for 20% of net sales for the year ended December 31, 1999 as compared to 78% and 22%, respectively, for such categories for the year ended December 31, 1998.

Gross profit  decreased 4.5% from  $252,424,000 in 1998 to $241,053,000 in 1999.
Gross profit as a percentage of sales, or gross margin, decreased from 5.55% in 1998 to 4.65% in 1999. The decline in margins was primarily related to the U.S. portion of the North American distribution business, which was significantly negatively affected by (i) changing vendor terms and conditions, including a reduction in vendor rebates and an increase in price protection exposure, (ii) competitive pricing pressures, and (iii) sales of comparatively lower margin systems product increasing at a greater rate than higher margin product as a result of a significant increase in sales of Compaq product following the launch of Compaq's Distributor Alliance Program under which the Company is one of four distributors and resellers able to source product directly from Compaq. Gross profit for 1999 was further negatively affected by an $8.1 million charge taken in the fourth quarter of 1999 reflecting higher than historical inventory-related provisions. That charge is in addition to the obsolescence reserves that are accrued in the normal course of business throughout the year, and was taken to address the increased exposure related to inventory on hand at December 31, 1999 due in part to the factors noted above.
Excluding this charge, gross margins would have been 4.80%.

Over the past year, the Company has taken various actions to address the issue of declining margins, including accelerating customer recruitment efforts to expand the company's account base, focusing attention on more profitable product lines, enhancing customer support by assigning dedicated sales teams according to customer specific business models and geographic locations, and increasing the extent to which sales compensation is tied to margin goal achievement. During the first quarter of 2000, the Company took more direct measures to improve margins by implementing price increases across a broad range of product offerings. There is no assurance that the Company's efforts to increase margins will be successful or that an increase in margins will not result in a significant decline in sales volume, offsetting any potential improvement to net income. While the Company has seen some positive margin trends through the last half of the first quarter of 2000, for the first 12 weeks of fiscal year 2000, North American distribution sales were approximately 13% below sales levels for the same period in fiscal year 1999. MOCA sales were up 28% over the same prior year period, resulting in consolidated sales being down 7% over the same period. The Company believes that, during the first half of the quarter, this decline resulted primarily from the focus on restructuring activities and that sales have been negatively impacted by price increases during the second half of the quarter.

Selling, general and administrative expenses increased by $40,003,000 or 20.5% from $195,468,000 for the year ended December 31, 1998 to $235,471,000 for the year ended December 31, 1999. Selling, general and administrative expenses as a percentage of sales increased from 4.3% of sales in 1998 to 4.5% for the same period in 1999. Contributing to the increase for the year were depreciation expenses related to the SAP R/3 operating system and other strategic initiatives, which were part of an overall increase in depreciation expense of $11,368,000, or an increase from $10,201,000 in 1998 to $21,569,000 for 1999.
Additionally, the Company incurred $1,821,000 in post "go-live" costs for expenses associated with the SAP implementation; and payroll and payroll-related costs of employees directly associated with the SAP project, which had been capitalized in periods prior to implementation. Costs associated with Year 2000 compliance of approximately $2,179,000 were also incurred during 1999. The remaining increase in selling, general and administrative expenses relates primarily to increased variable costs in support of sales growth.

Results for the year also reflected the $21,000,000 charge recorded by the Company in the first quarter of 1999 relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes due 2004 (the "12.5% Notes"), offset in part by the $9,000,000 insurance recovery recorded by the Company in the second quarter.

In connection with the Company's announced plan to combine its U.S. and Canadian distribution businesses, the Company evaluated the fixed asset investments that were made to support the former business units. As a result, in the fourth quarter of 1999 the Company recorded a $3,800,000 non-cash asset impairment charge related to redundant assets resulting from the combination.

In the fourth quarter of 1999, the Company announced that, in connection with the combination of its U.S. and Canadian distribution businesses, it would reduce its workforce by approximately 400 full-time positions. The planned reduction, which was effective in January 2000, was accomplished through the elimination of duplicative positions in marketing, product and inventory management, and sales under the newly formed North American distribution business unit, and by the realignment of finance and administrative functions. This workforce reduction included the elimination of approximately 85 full-time positions through the sale of the Company's Marlborough call center during the first quarter of 2000 and the anticipated reduction of another 125 positions through not filling attrition-related vacancies. As a result, the Company has recorded a restructuring charge of $3,200,000 in the fourth quarter of 1999 that primarily consists of termination benefits including severance pay and outplacement services that are being provided to the approximately 190 employees that were involuntarily affected by the reduction in workforce. The Company believes that these actions have enabled the Company to simplify its business and reduce projected operating expenses by approximately $25,000,000 on an annualized basis.

As a result of the above items, the Company had an operating loss of $13,418,000 for the year ended December 31, 1999 compared to operating income of $56,956,000 for the year ended December 31, 1998. Excluding the restructuring-related charge, the asset impairment charge and the litigation-related charge, net of related recovery, taken in 1999, the Company would have had operating income of $5,582,000 in 1999.

Interest Expense; Other Expense; Income Tax Provision

Interest expense for the Company increased 4.2% from $17,125,000 for the year ended December 31, 1998 to $17,849,000 for the year ended December 31, 1999. This increase was primarily attributable to increases in average borrowings outstanding under the Company's revolving line of credit. The Company uses the revolver to fund short-term working capital needs and to finance strategic inventory purchases. At the end of 1998 and 1999, there were no outstanding borrowings under this facility.

Other expense for the Company increased from $20,904,000 for the year ended December 31, 1998 to $28,962,000 for the year ended December 31, 1999. The increase is attributable to a $9,217,000 increase in asset securitization fees offset by a decrease in foreign currency loss of $1,621,000. The increased securitization fees are primarily due to increased sales of accounts receivable and an increase in the underlying rate associated with the fees that the Company pays on the sale of receivables. The average proceeds resulting from the sale of accounts receivable under the Company's securitization facilities increased from $282,336,000 for the year ended December 31, 1998 to $414,902,000 for 1999.

The income tax provision increased from $417,000 for the year ended December 31, 1998 to $939,000 for 1999. In both years the income tax provision provides for only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years to offset U.S. federal income taxes. The Company has not recognized a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. The provision for 1999 also includes approximately $400,000 in reserves against tax exposures related to outstanding tax issues under review by tax agencies. See "Notes to Consolidated Financial Statements - Note 9 Income Taxes".

Consolidated Net Income

The Company reported net income of $18,510,000, or $.23 per diluted share, in 1998 compared to a net loss of $61,168,000, or $0.76 per share, in 1999.

Comparison of Fiscal Years Ended December 31, 1998 and December 31, 1997

Results for the year ended December 31, 1997 include the results of operations of Merisel FAB until the disposition of the Merisel FAB business as of March 28, 1997 as described above. The Company's consolidated results of operations for 1997 include results of operations of Merisel FAB consisting of sales of $202,177,000, gross profit of $7,678,000, and selling, general and administrative expenses of $6,200,000. Excluding the results of Merisel FAB, the Company's 1997 results would have included sales of $3,845,444,000, gross profit of $232,055,000, and selling, general and administrative expenses of $182,204,000. The following discussion refers to the Company's 1997 results of operations excluding the results of Merisel FAB, except for the discussion below under "Interest Expense; Other Expense; Income Tax Provision" and "Consolidated Net Income."

The Company's net sales increased 18.3% from $3,845,444,000 in 1997 to $4,550,977,000 for the year ended December 31, 1998. This increase resulted from increased sales of 12.2% in Canada and 19.9% in the United States. For the year, while MOCA and retail sales continued to show substantial growth at 36% and 55%, respectively, neither VAR nor commercial performance was as robust, resulting in U.S. growth slowing considerably, particularly in the fourth quarter. During 1998, VAR sales grew 9% and commercial sales increased 19%. The growth rate in Canada in terms of Canadian dollars was 20.3%, but the decline in the value of the Canadian dollar hampered the growth rate in terms of U.S. dollars, particularly in the second half of the year.

Hardware and accessories accounted for 78% of net sales and software accounted for 22% of net sales for the year ended December 31, 1998 as compared to 77% and 23%, respectively, for such categories for the year ended December 31, 1997.

Gross profit  increased 8.8% from  $232,055,000 in 1997 to $252,424,000 in 1998.
Gross profit as a percentage of sales, or gross margin, decreased from 6.0% in 1997 to 5.5% in 1998. Gross margins in the United States and Canada were 5.43% and 6.07%, respectively, for 1998, compared to 5.97% and 6.31%, respectively, for 1997. The decrease in margins as a percentage of sales has resulted in large part from intense competitive pricing pressures, as well as changes in vendor terms and conditions. The margin decrease is also partially the result of changes in customer concentration and mix and product mix.

Selling, general and administrative expenses increased by $13,264,000 or 7.3% from $182,204,000 for the year ended December 31, 1997 to $195,468,000 for the year ended December 31, 1998. Selling, general and administrative expenses in 1997 included compensation charges of $1,950,000 incurred pursuant to employment contracts of certain executive officers of the Company and related to the debt restructuring completed during 1997. Excluding this charge, selling, general and administrative expenses increased $15,214,000, but decreased as a percentage of sales from 4.7% in 1997 to 4.3% in 1998. This decrease is primarily attributable to efforts to control operating expenses while the Company experienced sales growth of 18.4% for the year. Selling, general and administrative costs include depreciation and amortization expense totaling $10,980,000 in 1998 and $11,073,000 in 1997.

In the fourth quarter of 1997, the Company recorded a non-cash asset impairment charge of $14,100,000 against capitalized costs associated with the previously scheduled implementation of the SAP information system in the U.S., which was delayed in 1996. Through implementation planning that resumed in the fourth quarter of 1997 and an evaluation of SAP in its upgraded form, the Company identified costs that would not provide future value, and it is these costs that are the basis of the impairment charge. See "Notes to Consolidated Financial Statements - Note 4 - Impairment Losses."

As a result of the above items, the Company had operating income of $56,956,000 for the year ended December 31, 1998 compared to operating income of $35,751,000 for the year ended December 31, 1997. Excluding the restructuring related compensation costs incurred and the impairment charge taken in 1997, the Company would have had operating income of $51,801,000 in 1997.

Interest Expense; Other Expense; Income Tax Provision

Interest expense decreased 40.1% from $28,608,000 for the year ended December 31, 1997 to $17,125,000 for the year ended December 31, 1998. This decrease was primarily attributable to the debt restructuring, which resulted in the elimination of substantially all of the Operating Company Debt on September 19, 1997 using proceeds from the issuance of the Initial Shares and the Convertible Note.

Other expense increased from $14,992,000 for the year ended December 31, 1997 to $20,904,000 for the year ended December 31, 1998. This increase is attributable in part to the recording of a gain on the sale of property held in North Carolina for $1,530,000 in 1997, which reduced other expenses. The increase is also attributable to a $1,534,000 increase in foreign currency losses and a $1,534,000 increase in asset securitization fees. The increased securitization fees are due to increased sales of accounts receivables in order to fund sales growth, daily operations and, in the fourth quarter, increased levels of inventory in anticipation of higher sales volumes that did not materialize.

Also during 1997, the Company incurred $5,230,000 in expenses related to the Company's efforts to effect a restructuring of its debt. These expenses represent professional fees and other costs associated with the terminated Limited Waiver and Voting Agreement (the "Limited Waiver Agreement") entered into with certain holders of the Company's 12.5 % Notes, and costs incurred as a result of the change in control that occurred as a result of the conversion of the Convertible Note.

The income tax provision decreased from $496,000 for the year ended December 31, 1997 to $417,000 for 1998. In both years the income tax provision reflects only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years. The Company has not recognized a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. See "Notes to Consolidated Financial Statements - Note 9 - Income Taxes".

Consolidated Net Income

The Company, reported net income of $18,510,000, or $.23 per diluted share, in 1998 compared to a net loss of $15,841,000, or $0.48 per diluted share, in 1997. Included in the 1997 net loss is an extraordinary loss on the extinguishment of debt of $3,744,000, or $0.12 per diluted share, related to the repayment of the Operating Company Debt.

Year 2000 Issues

As of the date of this report, the Company is not aware of any adverse effects of Year 2000 issues on the Company, including its systems and operations. The Company's Year 2000 project focused on its core IT systems, off-line IT subsystems, technical infrastructure, vendor/customer interfaces, and facilities. The Company's efforts included conducting an inventory of items with Year 2000 implications, assessing Year 2000 compliance, remediating or replacing material items that were determined not to be Year 2000 compliant, testing and certifying Year 2000 compliancy. The Company also communicated with a significant portion of its third-party suppliers, vendors and customers to determine the extent to which the Company may have been vulnerable to those third parties' failure to remediate their own Year 2000 issues. This process of addressing Year 2000 issues was essentially completed by mid-November 1999. The Company incurred aggregate costs of approximately $2.6 million in connection with its Year 2000 project. The aggregate costs exclude the cost of implementing the SAP operating system in the U.S. and costs incurred pursuant to the Company's technology upgrade strategy where the upgrades were not accelerated due to Year 2000 issues. The Year 2000 project costs were expensed by the Company as incurred.

The Company believes that its procedures were effective to identify and manage the risks associated with Year 2000 compliance, however, there can be no assurance that its remediation process has been fully effective. The failure of the Company to identify and remediate the Company's systems, or the failure of key third parties who do business with the Company to remediate their systems, could have a material adverse effect on the Company's results of operations and financial condition. Although the Company is not aware of any Year 2000 readiness issues affecting it at this time, there can be no assurances that issues not yet apparent to it will not arise during 2000 and beyond.

Variability of Quarterly Results and Seasonality

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis, and the results for any quarterly period may not be indicative of results for a full fiscal year.

Additionally,  in the U.S.  and Canada,  the  Company's  net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth-quarter sales is partially explained by customer buying patterns relating to calendar year-end business and holiday purchases. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. Net sales in the Canadian operations are also historically strong in the first quarter of the fiscal year, which is primarily due to buying patterns of Canadian government agencies. See "Management's Discussion and Analysis Financial Condition and Results of Operations - Liquidity and Capital Resources."

Liquidity and Capital Resources


Cash Flows Activity For The Year Ended December 31, 1999

Net cash provided by operating activities during the year ended December 31, 1999 was $52,764,000. The primary sources of cash include a decrease in inventory of $147,609,000, a decrease in accounts receivable of $7,100,000 and a decrease in other prepaid and tax assets. The inventory decrease resulted in part from stricter enforcement of payment terms by some of the Company's larger vendors, which impacted credit lines. The Company also took actions to reduce inventory in order to counter inventory risk associated with changing vendor terms and conditions, particularly related to price protection policies. The decrease in receivables is related primarily to decreased marketing and cooperative advertising and other vendor receivables resulting from changes in vendor programs and a decreased volume of pass-through programs. The primary uses of cash were a $91,141,000 reduction in accounts payable and the net loss for the year, excluding the non-cash charges for depreciation and bad debt provisions. Accounts payable have declined due to the decrease in inventory noted above and to the stricter enforcement of terms by major manufacturers to more closely match payables with inventory levels.

Net cash used in investing activities in 1999 consisted of capital expenditures of $29,255,000. The expenditures were primarily related to costs associated with information systems, including systems for enhancing electronic services and growing the Company's infrastructure, developing and implementing the SAP operating system, developing the Company's configuration and co-location capabilities, and upgrading warehouse systems and other Company facilities.

Net cash used by financing in 1999 was $3,145,000 and was comprised primarily of scheduled repayments against promissory notes outstanding.


Cash Flows Activity For The Year Ended December 31, 1998

Net cash  provided by operating  activities  during the year ended  December 31,
1998 was $53,068,000. The primary sources of cash include an increase in accounts payable of $186,462,000. The primary uses of cash were an increase
in  accounts   receivable  of  $51,406,000  and  an  increase  in  inventory  of
$124,565,000. The increase in accounts receivable is primarily the result of increased sales during 1998. The increase in inventory can be attributed to large purchases near the end of the fourth quarter made with the expectation of a higher sales volume that did not materialize. The increase in inventories also contributed to the increase in accounts payable.

Net cash used in investing activities in 1998 consisted of capital expenditures of $50,067,000. The expenditures were primarily related to costs associated with development of SAP and with other information systems as well as the purchase by the Company of its call center facility in Cary, North Carolina.

Net cash used by financing in 1998 was $891,000 and was comprised of scheduled debt payments of $1,572,000, offset by proceeds received from the issuance of common stock.


Cash Flows Activity for the Year Ended December 31, 1997

Net cash provided by operating activities during the year ended December 31, 1997 was $16,772,000. The primary sources of cash were an increase in accounts payable of $76,203,000 and $15,563,000 of cash generated from operations. The primary uses of cash were an increase in accounts receivable of $8,379,000 and an increase in inventory of $70,196,000. The increase in accounts receivable is primarily the result of increased sales in the fourth quarter of 1997. The increase in inventory relates partially to investments required to meet the demands of increased sales volume and to strategic volume purchases that the Company took advantage of late in the fourth quarter of 1997. The increase in inventories also contributed to the increase in accounts payable.

Net cash used in investing activities in 1997 was $2,270,000 consisting of capital expenditures of $7,290,000, which was partially offset by proceeds from the sale of land held in North Carolina totaling $5,020,000. The expenditures were primarily for the maintenance and improvement of existing facilities.

Net cash used by financing in 1997 was $21,433,000. Uses of cash for financing activities include scheduled debt payments of $13,634,000 and the extinguishment of Operating Company Debt of $147,700,000. The primary source of cash from financing activities was $139,901,000 in net proceeds from the issuance of Initial Shares and the Convertible Note (which consists of $152,000,000 in gross proceeds less $12,099,000 in investment banking, legal, accounting and other direct costs).


Debt Obligations, Financing Sources and Capital Expenditures

At December 31, 1999, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and imposes limitations on investments, loans, advances, asset sales or transfers, dividends and other payments, the creation of liens, sale-leasebacks, transactions with affiliates and certain mergers.

At December 31, 1999, the Company had promissory notes outstanding with an aggregate balance of $5,011,000. Such notes provide for interest at the rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. The notes are collateralized by certain of the Company's real property and equipment.

Merisel Americas is party to a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with Bank of America NT&SA ("BA"), acting as agent, that provides for borrowings on a revolving basis. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. The amount available for borrowing under the Loan and Security Agreement at any time may be further reduced under the indenture relating to the 12.5% Notes. As a result of the availability requirements and indenture limitations, based on current trends there is no assurance that there will be amounts available for future borrowings under the Loan and Security Agreement. The Loan and Security Agreement also contains certain financial covenants that require, among other things, minimum levels of cash flow and interest coverage. With respect to the quarter ended December 31, 1999, the Company was required to obtain, and did obtain, amendments and waivers with respect to certain covenants under the Loan and Security Agreement. Borrowings under the Loan and Security Agreement are secured by a pledge of a majority of the inventory held by Merisel Americas, Borrowings bear interest at the rate of LIBOR plus a specified margin, or, at the Company's option, the agent's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003.

A portion of the Company's funds are generated through the sale of receivables by Merisel Capital Funding, Inc. ("Merisel Capital Funding"), a wholly owned subsidiary of Merisel Americas. Merisel Capital Funding's sole business is the ongoing purchase of trade receivables from Merisel Americas and, upon the commencement of MOCA's operations as a separate subsidiary, Merisel Open Computing Alliance, Inc. Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells these receivables to the securitization company on an ongoing basis, which yields proceeds of up to $500,000,000 at any point in time. Merisel Capital Funding is a separate corporate entity with separate creditors who, in the event of liquidation, are entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in the subsidiary becoming available to the subsidiary's equity holder. This agreement expires in October 2003. The Receivables Purcahse and Servicing Agreement contains certain financial covenants that require, among other things, minimum levels of net worth and cash flow. With respect to the quarter ended December 31, 1999, the Company was required to obtain, and did obtain, amendments and waivers with respect to certain covenants under the Receivables Purchase and Servicing Agreement.

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

Under the securitization agreements, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 1999, the total amount outstanding under these agreements was $419,929,000. Fees incurred in connection with the sale of accounts receivable under these agreements for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 were $26,781,000, $17,564,000, and $16,030,000, respectively, and are recorded as other expense.

In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be less than $25,000,000 for 2000. Capital expenditures are expected to primarily consist of costs associated with information systems, including investments made to enhance and expand the Company's electronic commerce capabilities and to grow and enhance the Company's infrastructure and upgrade warehouse systems and other Company facilities. The Company intends to fund its capital expenditures primarily through internally generated cash and lease financing.

Certain actions taken by the Company's vendors and by the Company could have a negative impact on the Company's working capital and cash position. These include significant changes in payment terms that have been introduced by several of the Company's major vendors that have resulted in shorter payment terms and/or reduced vendor financing. Additionally, if the pricing actions taken by the Company in the first quarter of 2000 further reduce sales volume significantly, the Company's cash flow may be negatively affected, particularly if the Company's receivables decline faster than inventory levels. The Company is responding to these factors by reducing investments in inventory, increasing the use of flooring programs for both customers and vendors, and shortening credit terms of its customers.

In the opinion of management, anticipated cash from operations in 2000, together with proceeds from the sale of receivables under the Company's securitization agreements, trade credit from vendors, and borrowings under the Company's revolving credit facility will be sufficient to meet the Company's requirements for the next 12 months, without the need for additional financing. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. In addition, if in future periods the Company were to incur losses of a magnitude that resulted in violations of covenants under the Company's financing agreements, there can be no assurance that the Company would be able to renegotiate such agreements. Any unforeseen event that adversely impacts the industry or the Company's position in the industry, or future losses that result in convenant violations under the Company's financing agreements, could have a direct and material unfavorable effect on the liquidity of the Company.

Inflation

Due to the short-term nature of Merisel's contracts and agreements with customers and vendors, the Company does not believe that inflation had a material impact on its operations.

Asset Management

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, special term large-volume purchases, and the addition of new manufacturers and products. The distribution agreements entered into between the Company and its vendors generally provide Merisel with stock-balancing and price-protection provisions that partially reduce Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. Stock balancing provisions typically give the distributor the right to return for credit or exchange for other products a portion of the inventory items purchased, within a designated period of time, but are not generally provided by the major PC systems manufacturers. Under price-protection provisions, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions if the distributor complies with certain conditions. In the past two years, however, certain major PC manufacturers that are among the Company's largest vendors have reduced the availability of price protection for distributors by shortening the time periods during which distributors may receive rebates or credit for decreases in manufacturer prices on unsold inventory and changed other terms and conditions. These changes have increased the Company's exposure to inventory valuation risks and have adversely affected the Company's gross margins for the last several quarters. Through buying procedures and controls to manage inventory purchases, the Company seeks to reduce future potential adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. There is no assurance that such efforts will be successful in the future in preventing a material adverse effect on the Company.

The Company purchases exchange contracts to reduce foreign exchange transaction gains and losses. The Company intends to continue the practice of purchasing foreign exchange contracts, however, the risk of foreign exchange transaction losses cannot be completely eliminated.

The Company offers credit terms to qualifying customers and also sells on a prepay, early pay, credit card and cash-on-delivery basis. In addition, the Company has developed a number of customer financing alternatives, including escrow programs and selected bid financing arrangements. The Company also arranges a wide variety of programs through which third parties provide financing to certain of its customers. These programs include floor plan financing and hardware and software leasing. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. In addition, the Company purchases credit insurance as it deems appropriate. Historically, the Company has not experienced credit losses materially  in excess of  established  credit  loss  reserves.  However,  if the
Company's receivables experience a substantial deterioration in their collectibility or if the Company cannot obtain credit insurance at reasonable rates, the Company's financial condition and results of operations may be adversely impacted.

Item 7A. Quantitative and Qualitative Market Risk Disclosure

Investments

At December 31, 1999, the Company had no investments, with the exception of $44,809,000 held in overnight, interest-bearing accounts invested through high-quality credit financial institutions.

Foreign Currency Risk

The Company purchases forward dollar contracts to hedge short-term advances to its Canadian subsidiary and to hedge commitments to acquire inventory for sale. The Company does not use the contracts for speculative or trading purposes. At December 31, 1999, the Company had 26 short-term Canadian forward contracts with a face value of approximately $65,380,000 outstanding. The size of the contracts ranged from $474,000 to $24,104,000 with a weighted average contract value of approximately $3,600,000. Forward rates on the contracts ranged from 1.451 to
1.479 with the weighted average forward rate approximating 1.4710. The contracts matured at various dates in January and February 2000.

Long-term Debt

Since the Company has a significant amount of debt, it is subject to risk related to fluctuations in market interest rates. The table below provides information concerning fixed rate long-term debt outstanding at December 31, 1999, including principal amounts maturing each year, average interest rate and fair value.

                                                                                                          Total
                               2000        2001        2002        2003         2004          Total       Fair Value
                               ----        ----        ----        ----         ----          -----       ----------
12.5% Senior Notes               0          0           0           0       $125,000,000   $125,000,000  $77,500,000
Average Interest Rate          12.5%      12.5%       12.5%       12.5%         12.5%

Fixed rate promissory notes $1,111,000  $3,900,000      0           0             0         $5,011,000    $5,011,000
Average Interest Rate          7.70%      7.71%


Asset Securitization

Fees incurred in connection with the sale of trade accounts receivable under the Company's asset securitization agreements typically are based upon commercial paper rates. As of December 31, 1999, the total amount outstanding under these agreements was $419,929,000 and the average cost of securitization was approximately 7.17%. During 1999, the total amount outstanding under these agreements averaged $414,902,000, and the weighted average cost of securitization was 6.45%.

Item 8. Financial Statements and Supplementary Data.


                          INDEPENDENT AUDITORS' REPORT



Merisel, Inc.:

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 16, 2000



                         MERISEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                               December 31,
                                                                                            1998         1999
                                                                                            -----        -----
                                        ASSETS



CURRENT ASSETS:
     Cash and cash equivalents.......................................................   $    36,341  $    57,557
     Accounts receivable (net of allowances of $20,476 and $15,186 at December
        31, 1998 and 1999, respectively).............................................       202,128      182,352
     Inventories....................................................................        587,317      445,663
     Prepaid expenses and other current assets.......................................        14,193       10,488
     Deferred income taxes...........................................................           865          914
                                                                                        -----------   ----------
          Total current assets.......................................................       840,844      696,974
PROPERTY AND EQUIPMENT, NET..........................................................        79,719       84,609
COST IN EXCESS OF NET ASSETS ACQUIRED, NET...........................................        24,309       23,755

OTHER ASSETS                                                                                    448          457
                                                                                        -----------   ----------
     TOTAL ASSETS....................................................................   $   945,320  $   805,795
                                                                                        ===========  ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
     Accounts payable................................................................   $   623,673  $   540,843
     Accrued liabilities.............................................................        31,737       36,609
     Long-term debt and capitalized lease obligations--current........................        3,692        2,906
                                                                                         -----------   ----------
          Total current liabilities..................................................       659,102      580,358
LONG-TERM DEBT.......................................................................       129,360      128,900
CAPITALIZED LEASE OBLIGATIONS........................................................         2,605        1,364

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued or outstanding
     Common stock, $.01 par value;  authorized  150,000,000 shares;  outstanding
        80,272,683 and 80,278,808 shares at December 31, 1998 and 1999,
        respectively.................................................................           803          803
     Additional paid-in capital......................................................       282,380      282,492
     Accumulated deficit.............................................................      (118,495)    (179,663)
     Accumulated other comprehensive loss............................................       (10,435)      (8,459)
                                                                                         -----------   ----------
          Total stockholders' equity.................................................       154,253       95,173
                                                                                         -----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................   $   945,320  $   805,795
                                                                                        ============   ==========

See  accompanying   notes  to  consolidated financial statements.




                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                          For the Years Ended December 31,
                                                                          1997           1998          1999
                                                                     ------------   ------------    -----------
NET SALES..........................................................  $  4,047,621   $  4,550,977    $ 5,188,679
COST OF SALES......................................................     3,807,888      4,298,553      4,947,626
                                                                     ------------   ------------    -----------
GROSS PROFIT.......................................................       239,733        252,424        241,053
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................       188,404        195,468        235,471
LITIGATION-RELATED CHARGE..........................................                                      12,000
RESTRUCTURING CHARGE...............................................                                       3,200
IMPAIRMENT LOSSES..................................................        14,100                         3,800
                                                                     ------------   ------------    -----------
OPERATING INCOME (LOSS)............................................        37,229         56,956        (13,418)
INTEREST EXPENSE...................................................        28,608         17,125         17,849
DEBT RESTRUCTURING COSTS...........................................         5,230
OTHER EXPENSE, NET.................................................        14,992         20,904         28,962
                                                                     ------------   ------------    -----------
(LOSS) INCOME BEFORE INCOME TAXES..................................       (11,601)        18,927        (60,229)
PROVISION FOR INCOME TAXES.........................................           496            417            939
                                                                     ------------   ------------    -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM............................       (12,097)        18,510        (61,168)
EXTRAORDINARY  LOSS ON EXTINGUISHMENT OF DEBT                               3,744
                                                                     ------------   ------------    -----------
NET (LOSS) INCOME..................................................  $    (15,841)  $     18,510   $    (61,168)
                                                                     =============  ============   =============

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED):
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM........................  $      (.36)   $       .23    $      (.76)
EXTRAORDINARY LOSS.................................................         (.12)
                                                                     ------------   ------------    -----------
NET (LOSS) INCOME..................................................  $      (.48)   $       .23    $      (.76)
                                                                     ============   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES:
   BASIC...........................................................       33,216         80,210         80,279
   DILUTED.........................................................       33,216         80,485         80,279



     See  accompanying   notes  to  consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)



                                                                              Accumulated
                                                    Additional                  other
                                                     Paid-in    Accumulated  Comprehensive                 Comprehensive
                                   Common Stock      Capital      Deficit       Loss            Total        Income
                                 Shares    Amount
                                -------   -------   ---------   ------------  ------------     -------     -------------
Balance at December 31, 1996.. 30,078,500   $301     $142,300   $(121,164)     $(6,440)        $14,997
   Sale of  common stock......  4,901,316     49       14,851                                   14,900
   Conversion of Note into
     Common Stock............. 45,098,684    451      124,550                                  125,001
   Comprehensive Income:
     Translation adjustment...                                                  (1,549)         (1,549)    $ (1,549)
     Net loss.................                                    (15,841)                     (15,841)     (15,841)
                                                                                                            --------
Total Comprehensive Loss......                                                                             $(17,390)
                                                                                                            ========
                               ----------    -----     ------    ----------     --------       -------
Balance at December 31, 1997.. 80,078,500    801      281,701    (137,005)      (7,989)        137,508
   Exercise of stock options
   and other..................    194,183      2          679                                      681
    Comprehensive Income:
    Translation adjustment....                                                  (2,446)         (2,446)    $ (2,446)
     Net income...............                                     18,510                       18,510       18,510
                                                                                                             ------
Total Comprehensive Income....                                                                             $ 16,064
                                                                                                             ======
                               ----------    -----     ------    ----------     --------       -------
Balance at December 31, 1998.. 80,272,683    803      282,380    (118,495)     (10,435)        154,253
   Exercise of stock options
   and other..................      6,125                 112                                      112
     Comprehensive Income:
     Translation adjustment...                                                   1,976           1,976     $  1,976
     Net loss.................                                    (61,168)                     (61,168)     (61,168)
                                                                                                            --------
Total Comprehensive Loss......                                                                             $(59,192)
                                                                                                            ========
                               ----------    -----   -------    ---------      -------        -------
Balance at December 31, 1999.. 80,278,808   $803     $282,492   $(179,663)     $(8,459)        $95,173
                               ==========    =====   ========   ==========     ========       =======



          See  accompanying   notes  to  consolidated financial statements.




                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   For the Years Ended December 31,
                                                                                      1997        1998       1999
                                                                                     ------       -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income..........................................................   $  (15,841) $   18,510 $  (61,168)
    Adjustments to reconcile net (loss) income to net cash provided by operating
      activities:
        Depreciation and amortization...........................................      11,311      10,980     22,349
        Provision for doubtful accounts.........................................       7,361      12,553     15,774
        Impairment losses.......................................................      14,100                  3,800
        Deferred income taxes...................................................         162        (221)         2
        Gain on sale of property and equipment..................................      (1,530)                   (65)
        Restricted stock units compensation expense.............................                                100
        Changes in assets and liabilities
            Accounts receivable.................................................      (8,379)    (51,406)     7,100
            Inventories.........................................................     (70,196)   (124,565)   147,609
            Prepaid expenses and other current assets...........................         654       6,786      3,744
            Income taxes payable................................................       2,021                  1,095
            Accounts payable....................................................      76,203     186,462    (91,141)
            Accrued liabilities.................................................         906      (6,031)     3,565
                                                                                     -------    ---------   -------
                Net cash provided by operating activities.......................      16,772      53,068     52,764
                                                                                     -------    ---------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment..........................................      (7,290)    (50,067)   (29,255)
    Proceeds from sale of property and equipment................................       5,020
                                                                                      -------    ---------   -------
               Net cash used for investing activities...........................      (2,270)    (50,067)   (29,255)
                                                                                      -------    ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit...................................     726,308      75,401    464,701
    Repayments under revolving line of credit...................................    (811,516)    (75,401)  (464,701)
    Repayments under senior notes...............................................     (56,805)
    Repayments under subordinated debt agreement................................     (17,600)
    Repayments under other financing arrangements...............................      (1,721)     (1,572)    (3,157)
    Net proceeds from the issuance of convertible notes.........................     125,001
    Proceeds from issuance of common stock......................................      14,900         681         12
                                                                                      -------    ---------   -------
               Net cash used for financing activities..........................      (21,433)       (891)    (3,145)
                                                                                      -------    ---------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................      (1,300)     (2,216)       852
                                                                                      -------    ---------   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................      (8,231)       (106)    21,216
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................      44,678      36,447     36,341
                                                                                      -------    ---------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR...................................  $   36,447  $   36,341 $   57,557
                                                                                      =======     =======    ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid(received) during the year for:
    Interest    ................................................................  $   33,385  $   14,698 $   18,571
    Income taxes  ..............................................................     ( 3,362)        655        309
    Noncash activities:
    Capital lease obligations entered into......................................                   4,480        670

             See  accompanying   notes  to  consolidatedfinancial statements.


                         MERISEL, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Effective March 28, 1997, the Company sold substantially all of the assets of its wholly owned subsidiary Merisel FAB, Inc. ("Merisel FAB"). The recorded sale price was $31,992,000, consisting of the assumption of $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to a third party, in full consideration for the assets (see Note 6 "Dispositions").

On October 10, 1997, Phoenix Acquisition Company II, L.L.C. ("Phoenix") exercised its option to convert, without any additional payment, $3,296,286 principal amount of a convertible note into 1,084,305 shares of common stock. On December 19, 1997, following receipt of stockholder approval, approximately $133.8 million outstanding principal amount of the convertible note was converted, without any additional payment, into 44,014,379 shares of common stock. The proceeds from the issuance of the convertible note were offset by professional fees and other direct costs of approximately $12,099,000, which were recorded as a reduction to additional paid-in capital at the time of conversion.

     See  accompanying   notes  to  consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1998 and 1999


1. Summary of Significant Accounting Policies

General--Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. From March 1997 through 1999 through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries, the Company operated three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance (MOCA(TM)). In December 1999, Merisel announced plans to restructure and combine its U.S. and Canadian distribution businesses. The Company accomplished this reorganization in early 2000 and began operating two distinct North American business units: North American distribution ("North American Distribution") and MOCA. Merisel's North American Distribution business offers a full line of products and services to a broad range of reseller customers, including value-added resellers ("VARs"), commercial resellers, Internet resellers and retailers. MOCA provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to Sun Microsystems-authorized resellers and consultants. Effective April 3, 2000, the operations of MOCA will be conducted by Merisel Open Computing Alliance, Inc. as a wholly owned subsidiary of Merisel, Inc.

Liquidity--In 1999, the Company incurred a net loss of $61,168,000, increasing its accumulated deficit to $179,663,000 at December 31, 1999. This loss was primarily the result of a continued decline in gross margins, the recognition of a litigation-related charge of $12,000,000, an impairment loss of $3,800,000 and a restructuring charge of $3,200,000. In its efforts to return to profitability, effective December 1999, the Company announced a restructuring plan, which would combine its United States and Canadian distribution businesses and would reduce its planned workforce by approximately 400 full-time positions. The Company's plan, if achieved, would reduce operating expenses by approximately $25,000,000 annually. In connection with the restructuring, the Company has developed a business plan, which, if successfully implemented, will provide sufficient cash flow to support its operations throughout 2000 and ultimately return to profitability. The business plan focuses upon improving gross margins and working capital management, and significantly reducing operating expenses.

Risks and Uncertainties--The Company believes that the diversity and breadth of its products, services and customers, along with the general stability of the economies in the markets in which it operates, significantly mitigate the risk that a material adverse impact will occur in the near term as a result of changes in its customer base, competition, or composition of its markets. However, continued pricing pressures, or the loss of a major vendor, or other unanticipated occurrences could result in a materially adverse impact to the business. Although Merisel regularly stocks products and accessories supplied by more than 500 manufacturers, 75% of the Company's net sales for its North American Distribution and MOCA businesses in 1999 (as compared to 73% in 1998 and 69% in 1997) were derived from products supplied by Merisel's ten largest vendors.

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

New Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, SFAS 133 is effective for financial statements issued for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 as required in January 2001. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. The Company is in the process of evaluating the effect that this new standard will have on its financial statements.

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

Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired resulted from the acquisition in 1990 of Microamerica, Inc. Accumulated amortization was $8,477,000 and $9,494,000 as of December 31, 1998 and 1999, respectively. The cost in excess of net assets acquired is being amortized over a period of 40 years using the straight-line method.

Impairment of Long-Lived Assets--The Company reviews the recoverability of intangible assets, including cost in excess of net assets acquired, and other long-lived assets to determine if there has been any impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets (see Note 4 - "Impairment Losses").

Income Taxes--Deferred income taxes represent the amounts that will be paid or received in future periods based on the tax rates that are expected to be in effect when the temporary differences are scheduled to reverse.

Concentration of Credit Risk--Financial instruments that subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign currency exchange contracts. The Company invests its excess cash with high-quality credit financial institutions. Credit risk with respect to trade accounts receivable is generally not concentrated due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers, maintains an allowance for potential credit losses and maintains credit insurance. The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.

                         MERISEL, INC. AND SUBSIDIARIES

Fair Values of Financial Instruments--The fair values of financial instruments, other than long-term debt, closely approximate their carrying value because of their short-term nature. The estimated fair value of long-term debt including current maturities, based on reference to quoted market prices, was less than its carrying value by approximately $47,500,000 as of December 31, 1999 and greater than its carrying value by approximately $3,750,000 as of December 31, 1998.

Foreign Currency Translation--Assets and liabilities of the Company's Canadian subsidiary are translated into United States dollars at the exchange rate in effect at the close of the period. Revenues and expenses are translated at the average exchange rate during the period. The aggregate effect of translating the financial statements at the above rates is included in a separate component of stockholders' equity entitled Accumulated Other Comprehensive Loss. In addition, the Company advances funds to its Canadian subsidiary in the normal course of business that are not expected to be repaid in the foreseeable future. Translation adjustments resulting from these advances are also included in Accumulated Other Comprehensive Loss.

Foreign Exchange Instruments--The Company's use of derivatives is limited to the purchase of spot and forward foreign currency exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward dollar contracts to hedge short-term advances to its Canadian subsidiary and to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. The Company's foreign exchange rate contracts reduce the Company's exposure to exchange rate movement risk, as any gains or losses on these contracts are offset by gains and losses on the transactions being hedged. As of December 31, 1998, there were approximately $80,268,000 in outstanding foreign exchange contracts and $65,380,000 outstanding as of December 31, 1999. In 1997, 1998, and 1999, the Company recorded net foreign currency transaction losses of $351,000, $1,885,000 and $264,000, respectively. These amounts are included in other expense.

Reclassifications--Certain reclassifications were made to prior year statements to conform to the current year presentation.

Fiscal Periods--The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to March 31, June 30, September 30 and December 31. For clarity of presentation, the Company has described fiscal years presented as if the years ended on December 31 and fiscal quarters presented as if the quarters ended on March 31, June 30, September 30 and December 31. The 1998 and 1999 fiscal years were 52 weeks in duration. The 1997 fiscal year was 53 weeks in duration. All quarters presented for 1998, 1999 and the first three quarters of 1997 were 13 weeks in duration. The fourth quarter of 1997 was 14 weeks in duration.

2. Litigation Related Charge

During fiscal year 1999, a $21,000,000 charge was recorded by the Company relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes due 2004 (the "12.5% Notes") which was offset in part by a $9,000,000 insurance recovery received by the Company.

3. Restructuring Charge

During the fourth quarter of 1999, the Company announced that, in connection with the combination of its U.S. and Canadian distribution businesses, it would reduce its workforce by approximately 400 full-time positions. The planned reduction, which was effective in January 2000, was accomplished through the elimination of duplicative positions in marketing, product and inventory management, and sales under the newly formed North American

                         MERISEL, INC. AND SUBSIDIARIES
distribution business unit, and by the realignment of finance and administrative functions. As a result, the Company has recorded a restructuring charge of $3,200,000 in the fourth quarter of 1999 that primarily consists of termination benefits including severance pay and outplacement services to be provided to those employees that were involuntarily affected by the reduction in workforce. These benefits had not been paid as of December 31, 1999, and the entire amount remains in accrued liabilities.

4. Impairment Losses

In 1993, the Company undertook the process of converting its North American Operations to the SAP information system ("SAP"). Although this process was completed in Canada in 1995, the Company delayed the implementation in the United States and recorded an impairment charge of $19,500,000 during 1996. In the fourth quarter of 1997, the Company renewed its implementation efforts. As part of this process, the Company reviewed previously capitalized costs and determined that a portion of these costs no longer provided value to the Company primarily due to changes in the SAP implementation strategy and the planned implementation of a different version of SAP. As a result, a $14,100,000 impairment charge was recorded. In the fourth quarter of 1999, the Company announced a restructuring plan that would combine the U.S. and Canadian distribution business units into one business unit. In conjunction with the restructuring, the Company has evaluated the fixed asset investments that have been made to support the former business units. As a result, in the fourth quarter of 1999 a $3,800,000 impairment charge related to redundant assets determined to have no value to the Company was recorded.

5. Debt Restructuring and Equity Investment

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

The Company used substantially all of the $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note to repay indebtedness of its operating subsidiaries consisting of $80,697,000 principal amount outstanding under a revolving credit agreement, $53,798,000 principal amount of its 11.5% senior notes, and $13,200,000 principal amount of subordinated notes. In connection with these repayments, the Company recorded an extraordinary loss on the extinguishment of debt of $3,744,000. This amount consisted of a "make whole" premium of $960,000 required to be paid with respect to the prepayment of the subordinated notes, unamortized prepaid financing fees totaling approximately $2,546,000 and other costs totaling $238,000. Additionally, the Company incurred $5,230,000 in other expenses in 1997 related to the Company's efforts to effect a restructuring of its debt. These costs include $4,380,000 of professional fees and other costs associated with the termination of a Limited Waiver Agreement with the holders of its 12.5% Notes and $850,000 in costs that were incurred as a result of the change in control that occurred upon the conversion of the Convertible Note. Additionally, selling, general and administrative expenses in 1997 include compensation charges of $1,950,000 incurred pursuant to employment contracts of certain executive officers of the Company related to the debt restructuring.

On October 10, 1997, Phoenix exercised its option to convert, without any additional payment, $3,296,286 principal amount of the Convertible Note into 1,084,305 shares of Common Stock, representing the maximum amount that could be converted prior to obtaining stockholder approval. On December 19, 1997, following receipt of

                         MERISEL, INC. AND SUBSIDIARIES
stockholder approval, the remaining portion of the Convertible Note was converted into Common Stock. The $152,000,000 in proceeds from the issuance of the Initial Shares and the Convertible Note was partially offset by professional fees and other direct costs related thereto totaling approximately $12,099,000, which were recorded as a reduction to additional paid-in capital at the time of conversion. As of December 31, 1999, Phoenix owned 50,000,000 shares of Common Stock, or approximately 62.3% of the outstanding Common Stock.

6.  Dispositions

As of March 28, 1997, the Company completed the sale of substantially all of the assets of Merisel FAB to a wholly owned subsidiary of SYNNEX Information Technologies, Inc. ("Synnex"). The sale price, computed based upon the February 21, 1997 balance sheet of Merisel FAB, was $31,992,000 consisting of the buyer assuming $11,992,000 of trade payables and accrued liabilities and a $20,000,000 extended payable due to Vanstar Corporation. In connection with this sale, the Company recorded an impairment charge in the fourth quarter of 1996 for $2,033,000 to adjust Merisel FAB's assets to their fair value. If the Company had sold Merisel FAB as of January 1, 1997 for the year ended December 31, 1997, revenues and gross profit would have been reduced by $202,000,000 and $8,000,000, respectively, and net loss and loss per share would have increased $2,000,000 and $.06, respectively.

7. Sale of Accounts Receivable

The Company's wholly owned subsidiary, Merisel Americas, sells trade receivables on an ongoing basis to its wholly owned subsidiary Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds of up to $500,000,000 at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas and, upon the commencement of MOCA's operations as a separate subsidiary, Merisel Open Computing Alliance, Inc. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. This facility expires in October 2003. The Receivables Purchase and Servicing Agreement contains certain financial covenants that require, among other things, minimum levels of net worth and cash flow. With respect to the quarter ended December 31, 1999, the Company was required to obtain, and did obtain, amendments and waivers with respect to certain covenants under the Receivables Purchase and Servicing Agreement.

Effective December 15, 1995, Merisel Canada Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars at any point in time. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval.

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 1999, the total amount outstanding under these facilities was $419,929,000. Fees incurred in connection with the sale of accounts receivable for the years ended December 31, 1997, 1998 and 1999 were $16,030,000, $17,564,000 and
$26,781,000, respectively, and are recorded as other expense.




                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8. Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                          Estimated
                                                            Useful
                                                             Life            December 31,
                                                          (in Years)
                                                                      ----------------------------
                                                                         1998            1999
                                                                      ------------   -------------
     Land...............................................              $   3,324      $   3,324
     Building...........................................      20          8,883          9,011
     Equipment and computer hardware and software.......    3 to 7       71,225        129,709
     Furniture and fixtures.............................    3 to 5        9,177          9,500
     Leasehold improvements.............................    3 to 20       8,941         11,078
     Construction in progress...........................                 45,811          2,953
                                                                      ------------   -------------
     Total..............................................                147,361        165,575
     Less accumulated depreciation and amortization.....                (67,642)       (80,966)
                                                                      ------------   -------------
     Property and equipment, net........................              $  79,719      $  84,609
                                                                      ============   =============

During 1999, the Company capitalized approximately $1,300,000 of interest costs as property and equipment.

9. Income Taxes

The components of (loss) income before income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                       1997          1998           1999
                                                    ------------   ----------   ------------
     Domestic...............................       $    (14,202) $     19,661  $    (61,085)
     Foreign................................              2,601          (734)          856
                                                    ------------   ----------   ------------
     Total..................................       $    (11,601) $     18,927  $    (60,229)
                                                    ============   ==========   ============

The (benefit) provision for income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                         1997          1998           1999
                                                      -------------   ----------   -----------
     Current:
          State..................................    $       312   $       360  $       457
          Foreign................................            346           278          531
                                                      -------------   ----------   -----------
          Total Current..........................            658           638          988
                                                      -------------   ----------   -----------
     Deferred:
          Foreign................................           (162)         (221)         (49)
                                                      -------------   ----------   -----------
          Total deferred.........................           (162)         (221)         (49)
                                                      -------------   ----------   -----------
          Total provision........................    $       496   $       417  $       939
                                                       ============   ==========   ===========





                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Deferred income tax liabilities and assets were comprised of the following (in thousands):

                                                                        December 31,
                                                                     1998          1999
                                                                 ------------   -----------
          Net operating loss..........................           $    48,400   $    72,614
          Expense accruals............................                17,184        14,552
          State taxes.................................                   (27)           43
          Property and goodwill.......................               (11,665)      (13,283)
                                                                     --------     ---------
                                                                      53,892        73,926
          Valuation allowances........................               (53,027)      (73,012)
                                                                     --------     ---------
               Total..................................           $       865   $       914
                                                                     ========     =========
     Net deferred tax asset...........................           $       865   $       914
                                                                     ========     =========


The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                                              For the Years Ended
                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                      1997             1998            1999
     Statutory rate..............................................     (35.0)%          35.0%           (35.0)%
     Change in valuation allowance...............................      32.7           (36.7)            35.8
     State income taxes, less effect of federal deduction........       1.3             1.2               .4
     Goodwill amortization.......................................       1.5              .6               .4
     Foreign losses with benefits at less than statutory rate....                       1.4               .1
     Utilization of net operating losses of foreign subsidiary...       1.2              .3              (.6)
     Other.......................................................       1.5              .4               .5
                                                                   ------------    -------------    -----------
     Effective tax rate..........................................       3.2%            2.2%             1.6%
                                                                   ============    =============    ===========

Upon the issuance of the Conversion Shares, the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company's ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company's equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company has adjusted its deferred tax asset to reflect the estimated limitation. At December 31, 1998 and 1999, the Company had available U.S. Federal net operating loss carryforwards of $126,892,000 and $181,795,000, after adjusting for the estimated limitation, which expire at various dates beginning December 31, 2010. As of December 31, 1999, $112,138,000 of the net operating loss carryforwards is restricted as a result of the ownership change and $69,657,000 is not. The restricted net operating loss is limited to $7,476,000 per year.

10. Debt

At December 31, 1999, Merisel, Inc. had outstanding $125,000,000 principal amount of the 12.5% Notes. The 12.5% Notes, which mature on December 31, 2004, provide for an interest rate of 12.5% payable semi-annually. The 12.5% Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 31, 1999, initially at 106.25% of principal amount and at redemption prices declining to 100% of principal amount for redemptions on or after December 31, 2002. By virtue of being an obligation of Merisel, Inc.,

                         MERISEL, INC. AND SUBSIDIARIES
the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers.

At December 31, 1999, the Company had promissory notes outstanding with an aggregate balance of $5,011,000. Such notes provide for interest at a rate of approximately 7.7% per annum and are repayable in 48 and 60 monthly installments that commenced February 1, 1996, with balloon payments due at maturity. Payments due under these notes are $1,111,000 in 2000, and $3,900,000 in 2001. The notes are collateralized by certain of the Company's real property and equipment.

Merisel Americas is party to a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with Bank of America NT&SA ("BA"), acting as agent, that provides for borrowings on a revolving basis. The Loan and Security Agreement permits borrowings of up to $100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. The amount available for borrowing under the Loan and Security Agreement at any time may be further limited by restrictions under the indenture relating to the 12.5% Notes. The Loan and Security Agreement also contains certain financial covenants that require, among other things, minimum levels of cash flow and interest coverage. With respect to the quarter ended December 31, 1999, the Company was required to obtain, and did obtain, amendments and waivers with respect to certain covenants under the Loan and Security Agreement. Borrowings under the Loan and Security Agreement are secured by a pledge of substantially all of the inventories held by Merisel Americas. Borrowings bear interest at LIBOR plus a specified margin, or, at the Company's option, the agent's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. No amounts were outstanding under the Loan and Security Agreement as of December 31, 1999.

11. Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases. Future minimum rental payments under leases that have initial or remaining noncancelable lease terms in excess of one year are $5,317,000 in 2001, $3,725,000 in 2002, $2,357,000 in 2003, $1,362,000 in 2004, and $392,000
thereafter. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 1997, 1998 and 1999 was $8,726,000, $9,131,000 and
$10,177,000 respectively.

The Company also leases certain computer equipment under capitalized leases and has the option to purchase the equipment for a nominal cost at the termination of the lease.

         Property and equipment includes the following amounts for leases that have been capitalized:

                                                                             December 31,        December 31,
                                                                                 1998                1999
                                                                              -----------        ------------
         Computer equipment............................................       $4,489,000          $5,445,000
         Less accumulated depreciation.................................          567,000           2,370,000
                                                                       ================== ===================
           Total.......................................................       $3,922,000          $3,075,000
                                                                       ================== ===================






                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


         Future minimum payments for capitalized leases were as follows at December 31, 1999.


         2000..........................................................           $1,983,000
         2001..........................................................            1,396,000
         2002..........................................................               22,000
                                                                             --------------------
         Total minimum lease payments..................................            3,401,000
         Less amount representing interest.............................              242,000
                                                                             --------------------
         Present value of net minimum lease payments...................            3,159,000
         Less current maturities.......................................            1,795,000
                                                                             --------------------
             Long-term obligation......................................           $1,364,000
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

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. The plaintiff alleges that certain executive officers of Media Vision Technology, Inc. ("Media Vision") committed fraud and breached fiduciary duties owed to Media Vision through, inter alia, the improper recognition and reporting of sales, revenue and income and the failure to properly recognize and report product returns during 1993 and 1994, thereby overstating the financial condition of Media Vision as reflected in its financial statements for 1993. The plaintiff further alleges that the Company aided, abetted, conspired and/or made possible such acts and omissions of the Media Vision executives. The plaintiff seeks to recover compensatory damages, including interest thereon, exemplary and punitive damages, and costs including attorneys' fees. On May 6, 1998, the Company filed a motion to dismiss the complaint on various legal grounds as well as a motion to strike the punitive damages prayer. In response to the motions, the plaintiff filed a first amended complaint on August 31, 1998, adding a claim for unfair business practices under California Business & Professions Code ss.17200 and additional allegations. The plaintiff's filing of an amended complaint mooted the Company's original motions. The Company filed a motion to dismiss the amended complaint on various grounds and a motion to strike the punitive damages prayer. In its opposition to the Company's motion to strike, the plaintiff withdrew its prayer for punitive damages. On January 15, 1999, the Court issued an Order staying prosecution of the action under the doctrine of exclusive concurrent federal jurisdiction. Plaintiff filed a motion to seek relief from the stay and in October 1999 such motion was granted. The Company renewed its motion to dismiss and on January 28, 2000 the judge entered an order granting the Company's motion to dismiss, and granting the plaintiff leave to amend its complaint with respect only to the unfair business practices claim. The Company has defended itself vigorously against this claim and will continue to do so.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.


12. Employee Stock Options and Benefit Plans

On December 19, 1997, the Company's stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the "Stock Award and Incentive Plan"). Under the Stock Award and Incentive Plan, incentive stock options

                         MERISEL, INC. AND SUBSIDIARIES
and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 8,000,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company's other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At December 31, 1999, 2,430,583 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of December 31, 1999, 634,756 options remain outstanding under the Company's other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 50,000 shares are reserved for issuance under the Company's 1992 Stock Option Plan for Non-Employee Directors. During August 1999, the Company issued 515,000 restricted stock units to certain employees under the Stock Award and Incentive Plan. Each restricted stock unit represents the right to receive one share of common stock of the Company at no cost to the employee. The restricted stock units cliff vest after three years with provisions for accelerated vesting in the event certain operating performance targets are met. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, totaled $869,000 and is being amortized over the related three-year vesting period. Upon the attainment of the performance criteria specified, the remaining compensation expense for the units will be recognized by the Company in full. During 1999, the Company recorded approximately $100,000 of compensation expense related to the restricted stock units outstanding. The following summarizes the aggregate activity in all of the Company's plans for the three years ended December 31, 1999:

                                       1997                             1998                             1999
                            ----------------------------     ---------------------------     -----------------------------
                                             Weighted                          Weighted                           Weighted
                                             Average                           Average                             Average
                               Shares       Exer. Price      Shares           Exer. Price      Shares            Exer. Price
                             -----------   ------------      ---------       ------------     -------------   ---------------
Outstanding at
   Beginning of year        1,368,345              7.48      6,673,525              4.10     5,947,150               3.79
Granted                     6,146,323              3.86        583,400              3.29       691,250                .52
Exercised                                                      (77,750)             2.16        (6,150)              2.01
Canceled                     (841,143)             6.41     (1,232,025)             5.32    (1,138,150)              3.50
                            -------------                   -----------                      -----------
Outstanding at end
 of year                    6,673,525              4.10      5,947,150              3.79     5,494,100               3.44
                            -------------                   -----------                      -----------
Option price range for
   Exercised shares                               $0.00                      $1.63-$2.63                      $2.00-$2.31
                                                  -----                       -----------                      -----------
Weighted average fair
   value  at date of grant
   of options  granted
   during the year
                                $2.55                            $2.13                           $1.61
                              -------------                   ------------                    -------------





                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The following table summarizes information about stock options outstanding at December 31, 1999:

                                        Options Outstanding                        Options Exercisable

                            --------------------------------------------   ------------------------------------

                                               Weighted
                                               Average       Weighted                             Weighted
                                Number        Remaining      Average             Number           Average
         Range of             Outstanding        Life        Exercise         Exercisable         Exercise
      Exercise Prices         at 12/31/99      In Years       Price           at 12/31/99          Price
     ------------------       -----------     ----------    ----------       ------------         ----------


         $3.0000 to $3.0000          32,156       2             $3.0000                32,156          $3.0000
        $0.0000 to $11.3750         517,000       3             $0.0440                 2,000         $11.3750
       $11.7500 to $11.7500           2,000       4            $11.7500                 2,000         $11.7500
       $15.0000 to $15.0000           2,000       5            $15.0000                 2,000         $15.0000
         $5.8750 to $6.3125          26,500       6             $6.2795                24,050          $6.2761
         $1.8750 to $2.6250         162,500       7             $2.3598               122,375          $2.3578
         $1.6250 to $4.3100       4,241,444       8             $3.9166             2,817,857          $3.7909
         $2.6875 to $4.0600         394,250       9             $3.3681               129,319          $3.3274
         $2.0000 to $2.1875         116,250       10            $2.0565                     0               $0
                                  -----------                                     ------------
        $0.0000 to $15.0000       5,494,100                                         3,131,757
                                  ===========                                     ============



The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been adjusted to the pro forma amounts indicated below:


                                                            (In thousands, except per share amounts)
                                                              1997              1998              1999
                                                            ----------     -------------       ----------
   Net (Loss) Income - As Reported                           $(15,841)            $18,510       $(61,168)
   Net (Loss) Income - Pro Forma                             $(16,914)            $17,348       $(62,412)

   Net (Loss) Income Per Share (Basic & Diluted)
   As Reported                                                $ ( .48)             $ 0.23          $(.76)
   Pro Forma                                                  $ ( .51)             $ 0.22          $(.78)






                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The fair value of each option granted during 1997, 1998 and 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             1997              1998             1999
                                                            -----             -----            -----
  Expected life                                              5.0              5.0               5.0
  Expected volatility                                       73.84%           76.97%            76.78%
  Risk-free interest rate                                    5.76%            5.35%             5.81%
  Dividend Yield                                             0.00%            0.00%             0.00%




The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $506,000, $892,000 and $1,250,000 to the plan during the years ended December 31, 1997, 1998 and 1999, respectively. The contributions to the 401(k) plan were in the form of newly issued shares of the Company's common stock for 1997 and cash, which was used to purchase shares of the Company's common stock on the open market, for 1998 and 1999.

13. Segment Information

As of January 1, 1998, the Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS 131, the Company had determined it had three operating segments: the United States distribution segment, the Canadian distribution segment, and MOCA. Prior to December 1999, each of these segments had a dedicated management team and was managed separately primarily because of geography (United States and Canada) and differences in product categories, marketing strategies and customer base (MOCA). In December 1999, the Company announced a restructuring plan that would combine the U.S. and Canadian distribution segments into one operating segment, the North American distribution segment.

Historically, the Company has not maintained separate stand-alone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments. During 1999, the Company began to evaluate the MOCA segment as a combination of United States and Canadian MOCA. The 1997 and 1998 segment disclosures have been restated to conform to the 1999 presentation. The impact of these restatements on the 1997 and 1998 disclosures is to increase net sales of the MOCA segment by $12,431,000 and $9,698,000, respectively. Additionally, during 1999, the Company developed methods to allocate corporate overhead, depreciation and amortization, shared operating expenses, and shared assets, including asset securitizations, to the MOCA operating segment. The impact of these restatements on the 1997 and 1998 disclosures is to increase MOCA depreciation and amortization by $155,000 in each year, to reduce MOCA segment operating profit by $10,869,000 and $10,992,000, respectively, to increase MOCA long-lived assets by $325,000 and $170,000, respectively, and to decrease total segment assets by $58,494,000 and $80,814,000, respectively.

In accordance with SFAS 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports. The United States and Canadian segments have been combined to show how they would look as the North American distribution segment, which is how internal management reports will be presented on a go-forward basis.




                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



                                                                           1999
                                                                      (in thousands)
                              ------------------------------------------------------------------------------------------------
                                  US         Canada      Eliminations       NAM          MOCA         Other         Total
                                  --         ------      ------------       ---          ----         -----         -----
Net sales to external
customers                      3,305,026     926,370                     4,231,396      957,283                  5,188,679
Depreciation and
amortization                      20,497       1,751                        22,248          101                     22,349
Operating (loss)profit (A)       (34,180)      9,099                       (25,081)      23,663       (12,000)     (13,418)
Long-lived assets                 80,120       3,988                        84,108          501                     84,609
Total segment assets           1,066,330     185,956      (554,933)        697,353      108,442                    805,795
Capital expenditures              27,720       1,103                        28,823          432                     29,255




                                                                           1998
                                                                      (in thousands)
                              ------------------------------------------------------------------------------------------------

                                  US         Canada      Eliminations       NAM          MOCA         Other         Total
                                  --         ------      ------------       ---          ----         -----         -----

Net sales to external
customers                      3,098,261     839,668                     3,937,929      613,048                  4,550,977
Depreciation and
amortization                       8,915       1,910                        10,825          155                     10,980
Operating profit                  34,098       8,007                        42,105       14,851                     56,956
Long-lived assets                 74,378       5,171                        79,549          170                     79,719
Total segment assets           1,268,199     180,234      (657,242)        791,191      154,129                    945,320
Capital expenditures              44,505       5,562                        50,067                                  50,067




                                                                           1997
                                                                      (in thousands)
                              ------------------------------------------------------------------------------------------------

                                  US         Canada      Eliminations       NAM          MOCA         Other         Total
                                  --         ------      ------------       ---          ----         -----         -----

Net sales to external
customers(B)                   2,637,979     750,900                     3,388,879      456,565       202,177    4,047,621
Depreciation and
amortization(B)                    8,807       2,111                        10,918          155           278       11,351
Operating profit (B)              12,147       7,563                        19,710       16,041         1,478       37,229
Long-lived assets                 35,545       4,272                        39,817          325                     40,142
Total segment assets           1,091,683     151,662      (567,919)        675,426       71,685                    747,111
Capital expenditures               5,864       1,426                         7,290                                   7,290


Note A: Other amount represents a $12,000,000 litigation-related charge, net of recovery, which was not allocated to any segment.

Note B: Other amount represents the results of FAB operations which had been included in the U.S. segment in 1997.





                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




Geographical Area Net Sales:
                                               1997              1998             1999
                                         ------------------ --------------- -----------------
United States                                   $3,286,890      $3,697,660        $4,239,285
Canada                                             760,731         853,317           949,394
                                         ------------------ --------------- -----------------
Total Net Sales                                 $4,047,621      $4,550,977        $5,188,679
                                         ================== =============== =================


14.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted EPS for the income statement periods presented herein:

                                                                      (in thousands)
                                                                    For the Years Ended
                                                                       December 31,
Weighted average shares outstanding                          1997           1998           1999
-----------------------------------                          ----           ----           ----

Basic                                                        33,216         80,210         80,279
Assumed exercises of stock options                                             275
                                                             ------         ------         ------
Diluted                                                      33,216         80,485         80,279
                                                             ======         ======         ======


                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


15. Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the fiscal years 1998 and 1999 is presented below (in thousands, except per share amounts):

                                                               1998
                                      -------------------------------------------------------
                                        March 31       June 30    September 30  December 31
                                      ------------     --------  -------------- -------------
     Net sales......................    $1,101,235    $1,095,936   $1,143,848    $1,209,958
     Gross profit...................        61,316        61,200       66,806        63,102
     Net income.....................         3,636         5,108        7,604         2,162
     Net income per
        Basic and diluted share.....           .05           .06          .09           .03



                                                               1999
                                      -------------------------------------------------------
                                        March 31       June 30    September 30  December 31
                                      ------------     --------  -------------- -------------
     Net sales......................    $1,254,717    $1,266,164   $1,357,826    $1,309,972
     Gross profit...................        64,648        59,962       61,754        54,689
     Net income.....................       (20,509)       (2,984)     (11,716)      (25,959)
     Net income per
        Basic and diluted share.....          (.26)         (.04)        (.15)         (.32)



In the first quarter of 1999, a $21,000,000 charge was recorded by the Company relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the 12.5% Notes. In the second quarter of 1999, the Company recorded an $9,000,000 offset to the litigation charge due to the negotiation and receipt of an insurance recovery. In the fourth quarter of 1999 the value of certain investments in software development and facilities were determined to be of diminished or no value in connection with the combination of the U.S. and Canadian distribution businesses. As a result, the Company recorded a $3,800,000 non-cash asset impairment charge. The Company also recorded a restructuring charge in the fourth quarter of 1999 for $3,200,000 relating to severance costs associated with such combination.




                                   SCHEDULE II

                         MERISEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1997, 1998 AND 1999

                                               Balance at        Charged to                     Balance at
                                               December 31,      Costs and                      December 31,
                                                  1996            Expenses        Deductions        1997
                                             --------------    -------------  -------------- ---------------
Accounts receivable--Doubtful accounts.....     $19,762,000      $7,361,000    $10,521,000     $16,602,000
Accounts receivable--Other (1).............       3,922,000      16,232,000     18,207,000       1,947,000



                                               Balance at        Charged to                     Balance at
                                               December 31,      Costs and                      December 31,
                                                  1997            Expenses        Deductions        1998
                                             --------------    -------------  -------------- ---------------
Accounts receivable--Doubtful accounts.....     $16,602,000     $12,553,000    $10,358,000     $18,797,000
Accounts receivable--Other (1).............       1,947,000      13,104,000     13,372,000       1,679,000



                                               Balance at        Charged to                     Balance at
                                               December 31,      Costs and                      December 31,
                                                  1998            Expenses        Deductions        1999
                                             --------------    -------------  -------------- ---------------
Accounts receivable--Doubtful accounts.....     $18,797,000     $15,271,000    $23,526,000     $10,542,000
Accounts receivable--Other (1).............       1,679,000      15,492,000     12,527,000       4,644,000




(1) Accounts receivable--Other includes allowances for net sales returns, uncollectible cooperative advertising credits and notes receivable.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to information contained in the Company's definitive proxy statement for its 2000 annual meeting of stockholders (the "2000 Proxy Statement") under the captions "Election of Directors Information Regarding Nominees and the Board of
Directors," "Election of Directors - Executive Officers" and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to the information contained in the 2000 Proxy Statement under the captions "Election of Directors - Executive Compensation - Summary Compensation Table; - Options in 1999; - Compensation Committee Interlocks and Insider Participation," "Election of Directors - Employment and Change-in-Control Arrangements" and "Election of Directors - Director Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference to the information contained in the 2000 Proxy Statement under the caption "Election of Directors - Ownership of Common Stock."

Item 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the information contained in the 2000 Proxy Statement under the caption "Election of Directors - Certain Relationships and Related Transactions."


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) List of documents filed as part of this Report:

         (1) Financial Statements included in Item 8:

              Independent Auditors' Report.

              Consolidated Balance Sheets at December 31, 1998 and 1999.

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.

              Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1999.

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

              Notes to Consolidated Financial Statements.

         (2) Financial Statement Schedules included in Item 8:

              Schedule II - Valuation and Qualifying Accounts.

              Schedules other than that referred to above have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

     (3) Exhibits:

         The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

  (b) The Following Reports on Form 8-K were filed during the quarter ended December 31, 1999:

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000

MERISEL, INC.

                                         By:/s/Timothy N. Jenson
                                            Timothy N. Jenson
                                            Chief Financial Officer and
                                            Executive Vice President
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                          Title                                   Date
            ------------                                    --------------                            ----------

/s/Dwight A. Steffensen                Chairman of the Board of Directors and Chief Executive      March 29, 2000
------------------------------------            Officer (Principal Executive Officer)
Dwight A. Steffensen


/s/Timothy N. Jenson                    Chief Financial Officer and Executive Vice President       March 29, 2000
------------------------------------      (Principal Financial and Accounting Officer)
Timothy N. Jenson

/s/Albert J. Fitzgibbons III                                  Director                             March 29, 2000
------------------------------------
Albert J. Fitzgibbons III


/s/Bradley J. Hoecker                                         Director                             March 29, 2000
------------------------------------
Bradley J. Hoecker


/s/Dr. Arnold Miller                                          Director                             March 29, 2000
------------------------------------
   Dr. Arnold Miller


/s/Thomas P. Mullaney                                         Director                             March 29, 2000
------------------------------------
Thomas P. Mullaney


/s/Lawrence J. Schoenberg                                     Director                            March 29, 2000
------------------------------------
Lawrence J. Schoenberg

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

*10.7 Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

*10.8 Form of Restricted Stock Unit Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.

10.9 Amended and Restated Receivables Transfer Agreement dated as of September 27, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc., filed as exhibit 10.53 to the Company's Current Report on Form 8-K, dated April 17, 1996.**

10.10 Amended and Restated Receivables Purchase and Servicing Agreement dated as of September 27, 1996, by and between Merisel Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. and General Electric Capital Corporation, filed as exhibit 10.54 to the Company's Current Report on Form 8-K, dated April 17, 1996.**

10.11 Annex X to Receivables Transfer Agreement and Receivables Purchase and Servicing Agreement dated as of October 2, 1995, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.**

10.12 Amendment No. 1 and Waiver to Amended and Restated Receivables Purchase and Servicing Agreement dated as of November 7, 1996 among Merisel
         Capital Funding, Inc., Redwood Receivables Corporation, Merisel Americas, Inc. and General Electric Capital Corporation, filed as exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.13 Amendment No. 1 and Waiver to Amended and Restated Receivables Transfer Agreement dated as of November 7, 1996 by and between Merisel Americas, Inc. and Merisel Capital Funding, Inc., filed as exhibit 2.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.14 Amendments to Securitization Agreements, dated as of December 19, 1997, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for year ended December 31, 1997.**

10.15 Amendments to Securitization Agreements, dated as of July 31, 1998, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

10.16 Amendment No. 4 and Waiver to Purchase Agreement, dated of as February 22, 1999, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.**

10.17 Amendment No. 5 to Purchase Agreement and Waiver dated as of May 12, 1999 among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

10.18 Amendment No. 6 to Purchase Agreement and Waiver dated as of August 13, 1999 among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 3, 1999.**

10.19 Amendments to Securitization Agreements and Waiver dated as of March 10, 2000, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Corporation.

10.20 Receivables Transfer Agreement dated as of March 10, 2000, between Merisel Capital Funding, Inc. and Merisel Open Computing Alliance,Inc.

10.21 Loan and Security Agreement, dated as of June 30, 1998, among the financial institutions listed on the signature pages thereof, BankAmerica Business Credit, Inc. and Merisel Americas, Inc., filed as exhibit 10.6 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

10.22 Amendment No. 1 to Loan and Security Agreement dated as of May 11, 1999 by and among Merisel Americas, Inc., Bank of America National Trust and Savings Association, as Agent and a Lender, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

10.23 Amendment No. 2 to Loan Agreement dated as of September 30, 1999, among Merisel Americas, Inc., the financial institutions listed on signature pages thereto and Bank of America, N.A. filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

10.24 Amendment No. 3 to Loan and Security Agreement dated as of March 10, 2000, among Merisel Americas, Inc., Bank of America National Association and Congress Financial Corporation.

10.25 Form of Security Agreement between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995, filed as exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.26 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between Merisel Properties, Inc. and Heller Financial, Inc. dated December 29, 1995, filed as exhibit 10.37 to the Company's Annual Report and Form 10-K for the year ended December 31, 1995.**

10.27 Severance Agreement dated as of March 3, 1999 between Merisel, Inc. and James E. Illson, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1999.**

*10.28 Severance Agreement dated as of March 3, 1999 between Merisel, Inc. and Timothy N. Jenson, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1999.**

*10.29 Promissory Note dated March 17, 1999 between Timothy N. Jenson and Merisel, Inc., filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1999.**

*10.30 Change of Control Agreement dated as of August 18, 1999 between Merisel, Inc., Merisel Americas, Inc. and William Page, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

*10.31 Change of Control Agreement dated as of August 18, 1999 between Merisel, Inc., Merisel Americas, Inc. and Karen A. Tallman, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

*10.32 Change of Control Agreement dated as of May 11, 1998 between Kristin M. Rogers and Merisel Americas, Inc., filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

*10.33 Promissory Note dated June 17, 1999 between Kristin M. Rogers and Merisel Americas, Inc., filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.**

*10.34 Offer of Employment Letter to Ronald S. Smith dated June 2, 1998, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

10.35 Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, L.L.C, filed as exhibit 99.4 to the Company's Current Report on Form 8-K, dated September 19, 1997.**

21       Subsidiaries of the Registrant.

23       Consent of Deloitte & Touche LLP, Independent Accountants.

27       Financial Data Schedule for the year ended December 31, 1999.
--------
*Management contract or executive compensation plan or arrangement. **Incorporated by reference.