Form 10-Q
period 2000-03-31
MERISEL INC /DE/
filed 2000-05-15
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

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


                                               Number of Shares Outstanding
               Class                                 May 11, 2000
Common Stock, $.01 par value                      80,309,046 Shares

                                  MERISEL, INC.

                                      INDEX



PART I   FINANCIAL INFORMATION                              Page Reference

                  Consolidated Balance Sheets as of                  1-2
                  March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2000 and 1999           3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999           4


                  Notes to Consolidated Financial Statement          5-7

                  Management's Discussion and Analysis of           8-16
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure 16

PART II  OTHER INFORMATION                                         17-18

         SIGNATURES                                                   19

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION


         Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Merisel, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of (i) economic conditions generally, (ii) industry growth, (iii) competition, (iv) liability and other claims asserted against the Company, (v) the loss of significant customers or vendors, (vi) operating margins, (vii) business disruptions, (viii) the ability to attract and retain qualified personnel, and (ix) other risks detailed in this report. These factors are discussed elsewhere in this report, including, without limitation, under the captions "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                               March 31,               December 31,
                                                                                  2000                     1999
                                                                           -------------------      -------------------
CURRENT ASSETS:
Cash and cash equivalents                                                          $   22,096               $   57,557
Accounts receivable (net of allowances
of $14,814 and $15,186 for 2000 and 1999,
respectively)                                                                         228,195                  182,352
Inventories                                                                           297,464                  445,663
Prepaid expenses and other current assets                                              10,379                   10,488
Deferred income taxes                                                                     911                      914
                                                                           -------------------      -------------------
  Total current assets                                                                559,045                  696,974
PROPERTY AND EQUIPMENT, NET                                                            80,804                   84,609
COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                                        23,548                   23,755
OTHER ASSETS                                                                              326                      457
                                                                           -------------------      -------------------
TOTAL ASSETS                                                                       $  663,723               $  805,795
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



                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31, 2000        December 31, 1999
                                                                             -------------------    --------------------

CURRENT LIABILITIES:

Accounts payable                                                                    $ 410,040               $  540,843
Accrued liabilities                                                                    39,718                   36,609
Long-term debt and capitalized lease obligations - current                              6,205                    2,906
                                                                             -------------------    --------------------
  Total current liabilities                                                            455,963                 580,358

Long-term debt                                                                         125,000                 128,900
Capitalized lease obligations                                                            1,032                   1,364

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
  shares; none issued or outstanding
Common stock, $.01 par value, authorized
  150,000,000 shares; 80,309,046 and 80,278,808 shares
  outstanding for 2000 and 1999, respectively                                              803                     803
Additional paid-in capital                                                             282,609                 282,492
Accumulated deficit                                                                   (193,110)               (179,663)
Accumulated other comprehensive loss                                                    (8,574)                 (8,459)
                                                                             -------------------    --------------------
Total stockholders' equity                                                              81,728                  95,173
                                                                             -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  663,723              $  805,795
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


                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                            2000                          1999
                                                                  -------------------------     -------------------------

NET SALES                                                               $  1,166,764                 $   1,254,717

COST OF SALES                                                              1,112,201                     1,190,069
                                                                  -------------------------     -------------------------

GROSS PROFIT                                                                  54,563                        64,648

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                     57,245                        54,055

LITIGATION-RELATED CHARGE                                                                                   21,000
                                                                  -------------------------     -------------------------

OPERATING LOSS                                                                (2,682)                      (10,407)

INTEREST EXPENSE                                                               4,545                         3,405

OTHER EXPENSE, NET                                                             6,068                         6,626
                                                                  -------------------------     -------------------------

LOSS BEFORE INCOME TAXES                                                     (13,295)                      (20,438)

PROVISION FOR INCOME TAXES                                                       152                            71
                                                                  -------------------------     -------------------------

NET LOSS                                                                $    (13,447)                $     (20,509)
                                                                  =========================     =========================

NET LOSS PER SHARE (BASIC AND DILUTED)                                  $      (0.17)                $       (0.26)
                                                                  =========================     =========================

WEIGHTED AVERAGE NUMBER OF SHARES
  BASIC                                                                       80,289                        80,278
  DILUTED                                                                     80,289                        80,278
                                                                  =========================     =========================










        See  accompanying   notes  to  consolidated
                financial statements.



                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                    2000                     1999
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $  (13,447)              $   (20,509)
Adjustments to reconcile net loss to net
  cash used by operating activities:

  Depreciation and amortization                                                       5,479                     2,963
  Provision for doubtful accounts                                                     3,854                     4,227
  Gain on sale of property and equipment                                             (1,539)
Changes in operating assets and liabilities

  Accounts receivable                                                               (49,851)                   18,997
  Inventories                                                                       147,917                   114,637
  Prepaid expenses and other current assets                                             238                    (3,082)
  Accounts payable                                                                 (130,402)                 (134,046)
  Accrued liabilities                                                                 3,116                    16,545

                                                                            ------------------      -------------------
Net cash used for operating activities                                               (34,635)                    (268)
                                                                            ------------------      -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                                   (1,846)                  (11,111)
Proceeds from sale of property and equipment, net disposal cost                       1,765
                                                                            ------------------      -------------------
Net cash used for investing activities                                                 (81)                   (11,111)
                                                                             ------------------      -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving line of credit                                            40,000                    45,500
Repayments under revolving line of credit                                           (40,000)                  (45,500)
Repayments under other financing arrangements                                        (1,053)                     (846)
Proceeds from issuance of Common Stock                                                  112                        12
                                                                            ------------------      -------------------
Net cash used for by financing activities                                              (941)                     (834)
                                                                            ------------------      -------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 196                       652
                                                                            ------------------      -------------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                  (35,461)                  (11,561)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                             57,557                    36,341
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  22,096                $   24,780
                                                                            ==================      ===================



Supplemental  disclosure of cash flow  information:  Cash paid (received) during the period for:
                                                                                          (in thousands)
                                                                                  2000                    1999

                                                                            ------------------     --------------------
  Interest                                                                           $   653           $    (858)
  Income taxes                                                                           140                 473

Non cash activities:
   Captial lease obligations entered into                                                120




                     See  accompanying   notes  to  consolidated
                          financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. General


Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. From March 1997 through 1999, through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries, the Company operated three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance (MOCA(TM)). In December 1999, Merisel announced plans to restructure and combine its U.S. and Canadian distribution businesses. The Company accomplished this reorganization in early 2000 and began operating two distinct North American business units: North American distribution and MOCA. Merisel's North American distribution business offers a full line of products and services to a broad range of reseller customers, including value-added resellers ("VARs"), commercial resellers, internet resellers and retailers. MOCA provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating  system  to Sun  Microsystems-authorized  resellers  and  consultants.
Effective April 3, 2000, the operations of MOCA are conducted by Merisel Open Computing Alliance, Inc. as a separate subsidiary.

The information for the three months ended March 31, 2000 and 1999 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. Certain amounts for 1999 have been reclassified to conform with the 2000 presentation. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2. New Accounting Pronouncements


In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended by SFAS No. 137, SFAS No. 133 is effective for financial statements issued for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 as required in January 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. The Company is in the process of evaluating the effect that this new standard will have on its financial statements.

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

4. Comprehensive Income


The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting for Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:


                                                                      (in thousands)
                                                                    Three Months Ended
                                                                        March 31,
                                                               2000                    1999
                                                               ----                    ----


Net loss                                                     $(13,447)                $(20,509)
Other comprehensive (loss) income:
  Foreign currency translation adjustment                        (115)                     748
                                                        --------------------     ------------------
Comprehensive loss                                           $(13,562)                $(19,761)
                                                        ====================     ==================

5. Earnings Per Share


The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. There was no difference between basic and diluted weighted average shares outstanding for each of the March 31, 2000 and 1999 periods as the impact of stock options would be anti-dilutive in both periods.


6. Segment Information

The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. From March 1997 through late 1999, the Company operated three distinct business units: United States distribution, Canadian distribution and MOCA. Prior to December 1999, each of these segments had a dedicated management team and was managed separately primarily because of geography (United States and Canada) and differences in product categories, marketing strategies and customer base (MOCA). In December 1999, the Company announced a restructuringplan that would combine the U.S. and Canadian distribution segments into one operating segment, the North American distribution segment. Effective April 3, 2000, the operations of MOCA are conducted by Merisel Open Computing Alliance, Inc. as a separate subsidiary.

In accordance with SFAS No. 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports. For 1999, the United States and Canadian segments have been combined to show how they would look as the North American distribution segment, which is how internal management reports are now prepared.



                                                              Three Months Ended
                                                                March 31, 2000
                                                                (in thousands)
                         ---------------------------------------------------------------------------------------------

                         ---------------------------------------------------------------------------------------------
                           United                     Elim-
                           States        Canada      Inations        NAM          MOCA         Other         Total
                           ------        ------      --------        ---          ----         -----         -----
Net sales to external
customers                 $670,893      $233,672                   $904,565     $262,199                  $1,166,764
Segment operating
(loss) profit              $(5,822)        $(726)                   $(6,548)      $6,709       $(2,843)      $(2,682)
Total segment assets      $391,409      $144,802                                $127,512                    $663,723



                                                              Three Months Ended
                                                                March 31, 1999
                                                                (in thousands)
                         ---------------------------------------------------------------------------------------------

                         ---------------------------------------------------------------------------------------------
                           United                      Elim-
                           States        Canada      inations        NAM          MOCA         Other         Total
                           ------        ------      --------        ---          ----         -----         -----
Net sales to external
customers                 $789,345      $259,940                  $1,049,285    $205,432                  $1,254,717
Segment operating
Profit (loss)               $3,922        $3,461                      $7,383      $3,210      $(21,000)     $(10,407)





Geographical Area Net Sales:
                                                      (in thousands)
                                                    Three months ended
                                                         March 31,
                                             2000                   1999
                                      -------------------    -------------------
United States                              $ 923,960              $ 991,003
Canada                                       242,804                263,714
                                      -------------------    -------------------
Total net sales                           $1,166,764             $1,254,717
                                      ===================    ===================

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. From March 1997 through 1999, through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries, the Company operated three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance (MOCA(TM)). In December 1999, Merisel announced plans to restructure and combine its U.S. and Canadian distribution businesses. The Company accomplished this reorganization in early 2000 and began operating two distinct North American business units: North American distribution and MOCA. Merisel's North American distribution business offers a full line of products and services to a broad range of reseller customers, including value-added resellers ("VARs"), commercial resellers, internet resellers and retailers. MOCA provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating  system  to Sun  Microsystems-authorized  resellers  and  consultants.
Effective April 3, 2000, the operations of MOCA are conducted by Merisel Open Computing Alliance, Inc. as a separate subsidiary.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 as Compared to the Three Months Ended March 31, 1999.

The Company's net sales decreased 7.0% from $1,254,717,000 in the quarter ended March 31, 1999 to $1,166,764,000 in the quarter ended March 31, 2000. The decrease resulted from a 13.8% decline in net sales for the North America distribution business to $904,565,000 from $1,049,285,000, offset in part by an increase in net sales for MOCA of 27.6% to $262,199,000 from $205,432,000. The decrease in net sales for North American distribution resulted primarily from the focus on restructuring activities during the first half of the quarter, and from decreased customer orders in reaction to Merisel's price increases during the second half of the quarter. MOCA sales growth was primarily the result of strong demand for Sun-related computer products and services. The Company does not expect MOCA sales growth to continue at the same rate throughout 2000 due to the recent loss of certain customers that will impact future sales.

Hardware and accessories accounted for 83% of net sales and software accounted for 17% of net sales in the first quarter of 2000, as compared to 79% and 21% for the same categories, respectively, in the first quarter of 1999.

Gross profit decreased 15.6% or $10,085,000 from $64,648,000 in the first quarter of 1999 to $54,563,000 in the 2000 period, which reflects in part the decline in sales in the 2000 period. Gross profit as a percentage of sales, or gross margin, decreased from 5.15% in the first quarter of 1999 to 4.68% in the first quarter of 2000. Gross margins in the North American distribution business and MOCA were 4.36% and 5.77%, respectively, for the first quarter of 2000, compared to 5.07% and 5.58%, respectively, for the first quarter of 1999. The decrease in North American

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


distribution business gross margins has resulted in large part from changes in vendor terms and conditions, including a reduction in vendor rebates and an increase in price protection-related losses.

Over the past year, the Company has taken various actions to address the issue of declining margins, including accelerating customer recruitment efforts to expand the Company's account base, focusing attention on more profitable product lines, enhancing customer support by assigning dedicated sales teams according to customer specific business models and geographic locations, and increasing the extent to which sales compensation is tied to margin goal achievement. During the first quarter of 2000, the Company took more direct measures to improve margins by implementing sales price increases across a broad range of product offerings. As a result of these price increases, front-end selling margins related to the U.S. portion of the North American distribution business for March 2000 increased more than 40 basis points over February 2000, and more than 80 basis points over December 1999. Although the Company has maintained such higher front-end selling margins during the first half of the second quarter of 2000, sales have continued to be negatively impacted. For April 2000, North American distribution sales declined by nearly 24% over sales for April 1999 and by approximately 29% over sales for January 2000.

Selling, general and administrative expenses increased by 5.9% from $54,055,000 in the first quarter of 1999 to $57,245,000 in the first quarter of 2000. The increase resulted primarily from an increase of $2,843,000 in litigation-related reserves in the first quarter of 2000, as well as an increase in depreciation and amortization expense of $2,516,000. The increase in depreciation and amortization expense is primarily related to the SAP operating system implemented in the U.S. in April 1999. The increases were offset in part by reductions in expenses resulting from the combination of the Company's U.S. and Canadian distribution businesses announced in December 1999. Selling, general and administrative expenses as a percentage of sales increased from 4.31% for the first quarter of 1999 to 4.91% for the same period in 2000. The increase in selling, general and administrative expenses as a percentage of sales reflects in part the 7.0% decline in sales for the first quarter of 2000 over the first quarter of 1999.

Additionally, in the first quarter of 1999, the Company recorded a charge of $21,000,000 relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes.

As a result of the above items, operating loss decreased by $7,725,000 from a loss of $10,407,000 for the first quarter of 1999 to a loss of $2,682,000 for the first quarter of 2000. Excluding the charge related to the noteholder litigation, the Company would have had operating income of $10,593,000 for the first quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Interest Expense; Other Expense; and Income Tax Provision

Interest expense for the Company increased 33.5% from $3,405,000 in the first quarter of 1999 to $4,545,000 in the 2000 period. This increase is primarily related to the capitalization of $1,227,000 of interest related to the SAP implementation in the first quarter of 1999. As SAP was implemented in the U.S. in April 1999, there was no capitalization of interest required in the first quarter of 2000.

Other expenses for the Company decreased from $6,626,000 for the three months ended March 31, 1999 to $6,068,000 for the same period in 2000. This decrease is due primarily to a $1,539,000 gain recorded on the sale of the Company's Marlborough, Massachusetts call center in January 2000. The decrease was partially offset by a $135,000 increase in asset securitization fees, a $362,000 increase in other bank-related fees, and a $480,000 increase in foreign exchange losses. The average proceeds drawn from the sale of accounts receivable under the Company's securitization facilities as of the end of each month decreased from $418,092,000 for the three months ended March 31, 1999 to $344,001,000 for the same period in 2000, however, securitization fees increased due to higher rates experienced in the first quarter of 2000.

The income tax provision increased from $71,000 for the three months ended March 31, 1999 to $152,000 for the same period in 2000. In both periods, the income tax rate reflects only the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions to offset federal income taxes.

Consolidated Net Loss


On a consolidated basis, net loss for the Company decreased from a loss of $20,509,000 for the three months ended March 31, 1999 to a loss of $13,447,000 for the three months ended March 31, 2000 due to the factors described above. Net loss per share decreased from a net loss of $0.26 per share for the three months ended March 31, 1999 to a net loss of $0.17 per share for the same period of 2000.


SYSTEMS AND PROCESSES

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the three months ended March 31, 2000 was $34,635,000. The primary uses of cash from operating activities include an increase in accounts receivable of $49,851,000 and a decrease in accounts payable of $130,402,000 which was offset by a decrease in inventory of $147,917,000. The decrease in accounts payable and inventory are related in part to the actions that the Company has taken to align North American distribution inventory levels to changes in vendor terms and conditions across the industry. Additionally, the lower sales volume associated with the restructuring and increased prices implemented during the first quarter of 2000 contributed to excess inventory positions during the quarter, resulting in a delay in some vendor payments while inventory levels were reduced to be in line with the lower sales levels. The Company believes that overall inventory levels are now appropriate in relation to projected sales volumes. However, further sales declines could result in similar conditions in the future. The increase in accounts receivable is primarily due to a larger percentage of the Company's receivables being ineligible under the Company's securitization facilities as a result of concentration limitations.

Net cash used in investing activities related to $1,765,000 in cash proceeds from the sale of the Marlborough, Massachusetts call center in January 2000. This was largely offset by capital expenditures of $1,846,000, which were primarily related to various information systems projects.

Net cash used for financing activities was $941,000 and was comprised primarily of repayments under capitalized lease obligations and promissory notes.


Securitization Facilities

The Company's wholly owned subsidiary, Merisel Americas, sells trade receivables on an ongoing basis to its wholly owned subsidiary Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds of up to $500,000,000 at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas and, upon the commencement of MOCA's operations as a separate subsidiary on April 3, 2000, Merisel Open Computing Alliance, Inc. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. This facility expires in October 2003. The Receivables Purchase and Servicing Agreement contains certain financial covenants that require, among other things, minimum levels of net worth and cash flow.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


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

Under these securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of March 31, 2000, the total amount outstanding under these facilities was $285,068,000. Fees incurred in connection with the sale of accounts receivable for the three months ended March 31, 2000 were $6,514,000 compared to $6,376,000 incurred for the three months ended March 31, 1999 and are recorded as other expense.

Debt Obligations, Financing Sources and Capital Expenditures

At March 31, 2000, Merisel, Inc. had outstanding $125,000,000 principal amount of 12-1/2% Senior Notes due 2004 (the "12.5% Notes".) The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. The 12.5% Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 31, 1999, initially at 106.25% of principal amount and at redemption prices declining to 100% of principal amount for redemptions on or after December 31, 2002. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers.


At March 31, 2000, the Company had a promissory note outstanding with an aggregate balance of $4,363,000. This note provides for interest at a rate of 7.7% per annum. Remaining payments due under this note are $463,000 in 2000 and $3,900,000 in 2001. The note is collateralized by certain of the Company's real property and equipment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

In May 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62 percent of the Company's common stock, agreed to purchase convertible preferred stock of the Company for an aggregate purchase price of $15 million (the "Convertible Preferred"). The purchase is expected to be made by June 15, 2000. The Convertible Preferred will provide for an 8% dividend payable in additional shares of Convertible Preferred. The Convertible Preferred will be convertible into the Company's common stock at a rate equal to the greater of $1.75 or 115 % of the average closing price of the common stock for the 10 trading days immediately prior to the date of issuance of the Convertible Preferred, not to exceed $2.25. At the option of the Company, the Convertible Preferred will be converted into common stock when the average closing price of the common stock for any 20 consecutive trading days is at least $3.75. The Convertible Preferred will not be convertible during the first six months after issuance and will not be redeemable during the first three years after issuance, except in the event of certain extraordinary corporate events, including a change of control.

Merisel Americas is party to a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with Bank of America NT&SA ("BA"), acting as agent, that provides for borrowings on a revolving basis. Borrowings under the Loan and Security Agreement are secured by a pledge of a majority of the inventories held by Merisel Americas, and are subject to meeting certain availability requirements under a borrowing-base formula and other limitations. The amount available for borrowing under the Loan and Security Agreement at any time may be further limited by restrictions under the indenture relating to the 12.5% Notes. Because the decline in inventory pledged under the Loan and Security Agreement had essentially eliminated borrowing availability, in May 2000 the Loan and Security Agreement was amended to reduce the commitment from $100 million to $35 million and to change the borrowing-base formula to increase availability. The Loan and Security Agreement also contains covenants that require minimum levels of gross profit and limit capital expenditures. Borrowings bear interest at LIBOR plus a specified margin or, at the Company's option, the agent's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. No amounts were outstanding under the Loan and Security Agreement as of March 31, 2000.

In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be less than $20,000,000 for 2000. Capital expenditures are expected to primarily consist of costs associated with information systems, including investments made to enhance and expand the Company's electronic commerce capabilities and to grow and enhance the Company's infrastructure and upgrade warehouse systems and other Company facilities. The Company intends to fund its capital expenditures primarily through internally generated cash and lease financing.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

At March 31, 2000, the Company had cash and cash equivalents of $22,096,000. In the opinion of management, anticipated cash from operations in 2000, together with proceeds from the sale of receivables under the Company's securitization agreements, trade credit from vendors, borrowings under the Company's revolving credit facility, and the $15 million in proceeds from the Convertible Preferred to be issued in June 2000, will be sufficient to meet the Company's requirements for the next 12 months, without the need for additional financing. This assumes, however, that there are not material adverse changes in the Company's relationships with its vendors, customers or lenders. Any unforeseen event that adversely impacts the industry or the Company's position in the industry could have a direct and material unfavorable effect on the liquidity of the Company.


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

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors for its North American distribution business include large United States-based distributors such as Ingram Micro and Tech Data, as well as regional distributors and franchisers. MOCA's competitors are GE Access, which is owned by GE Capital, and Ingram Micro.

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

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.


         (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                  None.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000


                                 Merisel, Inc.



                                 By:/s/Timothy N. Jenson
                                    Chief Financial Officer and
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)