Form 10-Q
period 2000-06-30
MERISEL INC /DE/
filed 2000-08-21
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                     Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

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

                                                  Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          Number of Shares Outstanding
               Class                                 August 17, 2000
Common Stock, $.01 par value                         80,309,046 Shares

                                    MERISEL, INC.

                                         INDEX


                                                                Page Reference
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets as of                             1-2
         June 30, 2000 and December 31, 1999

         Consolidated Statements of Operations for the
         Three Months and Six Months Ended June 30, 2000 and 1999       3

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999                        4

         Notes to Consolidated Financial Statements                    5-9

         Management's Discussion and Analysis of                      10-19
         Financial Condition and Results of Operations

         Quantitative and Qualitative Market Risk Disclosure            19

PART II  OTHER INFORMATION                                              20

         SIGNATURES                                                     22

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





                                           PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                                          MERISEL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)
                                                    (Unaudited)

                                                      ASSETS

                                                                                June 30,               December 31,
                                                                                  2000                     1999
                                                                           -------------------      -------------------
CURRENT ASSETS:
Cash and cash equivalents                                                          $   36,448               $   57,557
Accounts receivable (net of allowances
of $14,971 and $15,186 for 2000 and 1999, respectively)                               214,516                  182,352
Inventories                                                                           193,764                  445,663
Prepaid expenses and other current assets                                               7,740                   10,488
Deferred income taxes                                                                     892                      914
                                                                           -------------------      -------------------
  Total current assets                                                                453,360                  696,974

PROPERTY AND EQUIPMENT, NET                                                            75,501                   84,609

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                                         3,784                   23,755

OTHER ASSETS                                                                              362                      457
                                                                           -------------------      -------------------

TOTAL ASSETS                                                                       $  533,007               $  805,795
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



                                          MERISEL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)
                                                    (Unaudited)

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,           December 31,
                                                                                    2000                 1999
                                                                             -------------------    --------------------

CURRENT LIABILITIES:
Accounts payable                                                                     $ 305,153              $  540,843
Accrued liabilities                                                                     55,104                  36,609
Long-term debt and capitalized lease obligations - current                               5,904                   2,906
                                                                             -------------------    --------------------
  Total current liabilities                                                            366,161                 580,358

Long-term debt                                                                          87,500                 128,900
Capitalized lease obligations                                                              223                   1,364

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.01 par value, authorized 1,000,000
shares; 150,000 issued and outstanding                                                       2
Common stock, $.01 par value, authorized
  150,000,000 shares; 80,309,046 and 80,278,808
  shares outstanding for 2000 and 1999, respectively                                       803                     803
Additional paid-in capital                                                             297,626                 282,492
Accumulated deficit                                                                   (210,008)               (179,663)
Accumulated other comprehensive loss                                                    (9,300)                 (8,459)
                                                                             -------------------    --------------------
Total stockholders' equity                                                              79,123                  95,173
                                                                             -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  533,007              $  805,795
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



                                          MERISEL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                                June 30,                                  June 30,
                                                        2000              1999                    2000               1999
                                                   ---------------     ----------------    ------------------    -----------------

NET SALES                                           $924,844           $1,266,164            $2,091,608           $2,520,881

COST OF SALES                                        880,771            1,206,202             1,992,972            2,396,271
                                                   ---------------     ----------------    ------------------    -----------------

GROSS PROFIT                                          44,073               59,962                98,636              124,610

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                             52,116               60,261               109,361              114,316

IMPAIRMENT LOSSES                                     19,487                                     19,487

LITIGATION-RELATED
  (RECOVERY) CHARGE                                                        (9,000)                                    12,000
                                                   ---------------     ----------------    ------------------    -----------------

OPERATING (LOSS) INCOME                              (27,530)               8,701               (30,212)              (1,706)

INTEREST EXPENSE                                       4,029                4,539                 8,574                7,944

OTHER EXPENSE, NET                                     6,834                6,766                12,902               13,392
                                                   ---------------     ----------------    ------------------    -----------------

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                 (38,393)              (2,604)              (51,688)             (23,042)

INCOME TAX PROVISION                                     161                  380                   313                  451
                                                   ---------------     ----------------    ------------------    -----------------

LOSS BEFORE EXTRAORDINARY ITEM                       (38,554)              (2,984)              (52,001)             (23,493)

EXTRAORDINARY GAIN ON DEBT
  EXTINGUISHMENT, NET                                 21,656                                     21,656
                                                   ---------------     ----------------    ------------------    -----------------

NET LOSS                                            $(16,898)             $(2,984)             $(30,345)            $(23,493)
                                                   ===============     ================    ==================    =================

NET LOSS PER SHARE
  (BASIC AND DILUTED):
NET LOSS BEFORE
  EXTRAORDINARY ITEM                                  $(0.48)              $(0.04)               $(0.65)              $(0.29)
EXTRAORDINARY GAIN                                       .27                                        .27
                                                   ===============     ================    ==================    =================
NET LOSS                                              $(0.21)              $(0.04)               $(0.38)              $(0.29)
                                                   ===============     ================    ==================    =================

WEIGHTED AVERAGE NUMBER OF SHARES:
  BASIC AND DILUTED                                   80,309               80,279                80,299               80,278
                                                   ===============     ================    ==================    =================








        See  accompanying  notes  to  consolidated  financial statements.



                                          MERISEL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                  2000                     1999
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $  (30,345)             $   (23,493)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization                                                       11,009                    8,800
  Provision for doubtful accounts                                                      7,666                    7,547
  Impairment losses                                                                   19,487
  Gain on sale of property and equipment                                              (1,538)
  Extraordinary gain on extinguishment of debt                                       (21,656)
Changes in operating assets and liabilities:
  Accounts receivable                                                                (40,923)                 (31,087)
  Inventories                                                                        249,851                   94,150
  Prepaid expenses and other current assets                                            2,031                     (845)
  Accounts payable                                                                  (232,293)                 (53,248)
  Accrued liabilities                                                                 18,571                    1,415
                                                                            ------------------      -------------------
Net cash used for operating activities                                               (18,140)                   3,239
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                    (1,826)                 (18,708)
Proceeds from sale of property and equipment, net disposal cost                        1,765
                                                                            ------------------      -------------------
Net cash used for investing activities                                                   (61)                 (18,708)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                             40,000                  172,150
Repayments under revolving line of credit                                            (40,000)                (172,150)
Proceeds from issuance of convertible preferred stock                                 15,000
Purchase of bonds                                                                    (15,047)
Repayments under other financing arrangements                                         (2,043)                  (1,159)
Proceeds from issuance of Common Stock                                                                             12
                                                                            ------------------      -------------------
Net cash used for financing activities                                                (2,090)                  (1,147)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (818)                   1,354
                                                                            ------------------      -------------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                   (21,109)                 (15,262)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                              57,557                   36,341
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $         36,448               $   21,079
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid (received) during the period for:                                       2000                    1999
                                                                            ------------------     --------------------
  Interest                                                                  $         10,185               $    9,796
  Income taxes                                                                          (532)                     189

Non cash activities:
   Capital lease obligations entered into                                                120                      --

     See  accompanying  notes  to  consolidated  financial statements.


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. From March 1997 through 1999, through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries, the Company operated three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance (MOCA(TM)). In December 1999, Merisel announced plans to restructure and combine its U.S. and Canadian distribution businesses and operate them as one business unit, North American distribution. At the end of the quarter ended June 30, 2000, the Company decided to return to the use of separate product and inventory management and sales management teams for its U.S. and Canadian distribution businesses. Merisel's North American distribution business offers a full line of products and services to a broad range of reseller customers, including value-added resellers ("VARs"), commercial resellers, internet resellers and retailers. MOCA provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to Sun Microsystems-authorized resellers and consultants. Effective April 3, 2000, the operations of MOCA are conducted by Merisel Open Computing Alliance, Inc. as a separate subsidiary.

The information for the three and six months ended June 30, 2000 and 1999 has not been audited by independent accountants, but includes all adjustments
(consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. Certain amounts for 1999 have been reclassified to conform with the 2000 presentation. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2. Liquidity

At June 30, 2000, the Company had cash and cash equivalents of $36,448,000. In the opinion of management, the Company will not have sufficient liquidity for its U.S. distribution business unless it receives improved vendor credit support for its U.S. distribution business and is able to maintain in place its asset securitization facility for such business. If the Company is unable to either substantially restructure or sell its U.S. distribution business,

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


and  obtain  the  required  financing  for  such  business,  in the  opinion  of
management,   the  Company  will  have   insufficient   liquidity  to  meet  its
requirements for the next 12 months.

3. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended by SFAS No. 137, SFAS No. 133 is effective for financial statements issued for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 as required in January 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. The Company is in the process of evaluating the effect that this new standard, as amended by SFAS No. 138, will have on its financial statements.

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000, the SEC released SAB No. 101A, which delayed for one quarter the implementation date of SAB No. 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. In June 2000, the SEC released SAB No. 101B, which delayed the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating what impact, if any, SAB No. 101 may have on its consolidated financial statements.

4. Fiscal Year

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


5. Extraordinary Gain on Debt Extinguishment

In June 2000, the Company purchased $37,500,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes"). The aggregate cost to purchase the notes was $15,000,000 and, as a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $21,656,000, for the six months ended June 30, 2000.

6. Impairment Losses

As the result of its continuing losses and conditions in its business and the industry in which it operates at June 30, 2000, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there has been any permanent impairment. The review of the Company's intangible assets indicated that the excess of cost over net assets acquired related to the U.S. distribution business was impaired. Accordingly, the Company has recorded an impairment loss totaling $19,487,000, representing the unamortized goodwill attributable to the U.S. distribution business.

7. Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                              (In thousands)                         (In thousands)
                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                         2000                1999                2000              1999
                                                         ----                ----                ----              ----

Net loss                                               $(16,898)            $(2,984)            $(30,345)        $(23,493)
Other comprehensive income -
   Foreign currency translation adjustments                (726)                783                 (841)           1,531
                                                    ----------------    ----------------     -------------    ---------------
Comprehensive loss                                     $(17,624)            $(2,201)            $(31,186)        $(21,962)
                                                    ================    ================     =============    ===============

8. Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding potential common shares including stock options, convertible preferred stock and restricted stock units using the

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


 "treasury stock" method. There was no difference between basic and diluted weighted average shares outstanding for each of the June 30, 2000 and 1999 periods as the impact of stock options would be anti-dilutive in both periods.

9.       Segment Information

The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. From March 1997 through late 1999, the Company operated three distinct business units: United States distribution, Canadian distribution and MOCA. Prior to December 1999, each of these segments had a dedicated management team and was managed separately primarily because of geography (United States and Canada) and differences in product categories, marketing strategies and customer base (MOCA). In December 1999, the Company announced a restructuring plan that would combine the U.S. and Canadian distribution segments into one operating segment, the North American distribution segment ("NAM"). At the end of the quarter ended June 30, 2000, the Company decided to return to the use of separate product and inventory management and sales management teams for its U.S. and Canadian distribution businesses. Effective April 3, 2000, the operations of MOCA are conducted by Merisel Open Computing Alliance, Inc. as a separate subsidiary.

In accordance with SFAS No. 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports.

                                                              Three Months Ended
                                                                June 30, 2000
                                                                (in thousands)
                         ---------------------------------------------------------------------------------------------

                             United
                             States         Canada           NAM             MOCA           Other          Total
                           ----------     ----------       --------       ----------      ----------     ---------
Net sales to external
customers                    $469,808       $158,476       $628,284         $296,560                       $924,844
Segment operating
(loss) profit                $(32,238)       $(1,037)      $(33,275)          $8,588       $(2,843)        $(27,530)
Total segment assets         $283,319        $99,071       $401,877         $137,567       $13,050         $533,007

                                                              Three Months Ended
                                                                June 30, 1999
                                                                (in thousands)
                         ---------------------------------------------------------------------------------------------

                             United
                             States         Canada           NAM             MOCA           Other          Total
                           ----------     ----------       --------       ----------      ----------     ---------

Net sales to external
customers                    $794,596       $204,595       $999,191         $266,973                     $1,266,164
Segment operating
(loss) profit                 $(7,802)        $1,695        $(6,107)          $5,808        $9,000           $8,701

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


                                                               Six Months Ended
                                                                June 30, 2000
                                                                (in thousands)
                         ---------------------------------------------------------------------------------------------

                             United
                             States         Canada           NAM             MOCA           Other          Total
                           ----------     ----------       --------       ----------      ----------     ---------

Net sales to external
customers                  $1,140,700       $392,148     $1,532,848         $558,760                     $2,091,608
Segment operating
(loss) profit                $(43,818)       $(1,763)      $(45,581)         $15,369                       $(30,212)


                                                               Six Months Ended
                                                                June 30, 1999
                                                                (in thousands)
                         ---------------------------------------------------------------------------------------------

                             United
                             States         Canada           NAM             MOCA           Other          Total
                           ----------     ----------       --------       ----------      ----------     ---------

Net sales to external
customers                  $1,583,941       $464,535     $2,048,476         $472,405                     $2,520,881
Segment operating
(loss) profit                 $(3,879)        $5,156         $1,277           $9,017      $(12,000)         $(1,706)

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

 Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a leading distributor of computer hardware and software products. From March 1997 through 1999, through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries, the Company operated three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance (MOCA(TM)). In December 1999, Merisel announced plans to restructure and combine its U.S. and Canadian distribution businesses and operate them as one business unit, the North American distribution business. At the end of the quarter ended June 30, 2000, the Company decided to return to the use of separate product and inventory management and sales management teams for its U.S. and Canadian distribution businesses. Merisel's North American distribution business offers a full line of products and services to a broad range of reseller customers, including value-added resellers ("VARs"), commercial resellers, internet resellers and retailers. MOCA provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to Sun Microsystems-authorized resellers and consultants. Effective April 3, 2000, the operations of MOCA are conducted by Merisel Open Computing Alliance, Inc. as a separate subsidiary.

With respect to the U.S. distribution business, the Company has determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, it must operate the business at a significantly lower cost structure than it has historically. Accordingly, the Company expects that it will either restructure and substantially decrease the size and scope of the U.S. distribution business or complete a transaction to sell substantially all of that business. See "Liquidity and Capital Resources." With respect to its Canadian distribution business, the Company is undertaking a major restructuring in order to reduce operating costs to bring them into alignment with projected sales levels and return the business to profitability but is also considering other strategic options. With respect to the MOCA business, which has remained profitable, the Company is also considering strategic options.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 as Compared to the Three Months Ended June 30, 1999.

The Company's net sales decreased 27.0% from $1,266,164,000 in the quarter ended June 30, 1999 to $924,844,000 in the quarter ended June 30, 2000. The decrease resulted from a 37.1% decline in net sales for the North American distribution business to $628,284,000 from $999,191,000, offset in part by an increase in net sales for MOCA of 11.1% to $296,560,000 from $266,973,000. The decrease in net sales for North American distribution, which the Company also experienced for the quarter ended March 31, 2000, has resulted from a number of factors. The decrease primarily resulted initially from the focus on restructuring activities during the first half of the first quarter and from decreased customer orders in reaction to Merisel's price increases implemented in the latter half of the first quarter. The decline in sales initially contributed to excess inventory positions resulting in a delay in some vendor payments while inventory levels were reduced to be in line with the lower sales levels. These circumstances, combined with vendor concern caused by the bankruptcy filings of three major distributors during the first half of 2000, contributed to a significant loss of vendor credit support during the quarter ended June 30, 2000. This loss of credit support has affected the Company's ability to obtain sufficient inventory in the U.S. distribution business, which has significantly reduced product availability and caused further declines in sales for the U.S. distribution business.

MOCA sales growth was primarily the result of strong demand for Sun-related computer products and services, but was offset in part by the impact of the loss of certain customers during the quarter.

Hardware and accessories accounted for 82% of net sales and software accounted for 18% of net sales in the second quarter of 2000, as compared to 79% and 21% for the same categories, respectively, in the second quarter of 1999.

Gross profit decreased 26.5% or $15,889,000 from $59,962,000 in the second quarter of 1999 to $44,073,000 in the 2000 period, which primarily reflects the decline in sales in the 2000 period. Gross profit as a percentage of sales, or gross margin, increased modestly from 4.74% in the second quarter of 1999 to 4.77% in the second quarter of 2000. Gross margins in the North American distribution business and MOCA were 4.03% and 6.32%, respectively, for the second quarter of 2000, compared to 4.51% and 5.58%, respectively, for the second quarter of 1999. The increase in gross margins for MOCA was primarily due to one-time adjustments related to lower customer returns and lower costs of certain goods sold during the 2000 period.

Over the past year, the Company has taken various actions to address the issue of declining margins in its North American distribution business. During the first quarter of 2000, the Company took more direct measures to improve margins by implementing sales price increases across a broad range of product offerings. As a result of these price increases, front-end selling margins related to the U.S. portion of the North American distribution business for the second quarter of 2000 increased 52 basis points over the first quarter of 2000, and 119 basis points over the second quarter of 1999. Notwithstanding these increases, gross margins for the North American distribution business for the second quarter of 2000 declined from the prior year period because the increase in front-end selling margins was not sufficient to offset the continued reduction in vendor rebates and price protection losses. The lower sales levels contributed further to the decline in vendor rebates.

Selling, general and administrative expenses decreased by 13.5% from $60,261,000 in the second quarter of 1999 to $52,116,000 in the second quarter of 2000. This decrease is primarily related to reductions in expenses resulting from the combination of the Company's U.S. and Canadian distribution businesses announced in December 1999 and a reduction in variable expenses as a result of the decline in sales. Selling, general and administrative expenses as a percentage of sales increased from 4.76% for the second quarter of 1999 to 5.64% for the same period in 2000. The increase in selling, general and administrative expenses as a percentage of sales reflects the 27.0% decline in sales for the second quarter of 2000 over the second quarter of 1999, as a substantial portion of such expenses are fixed and could not be reduced.

As the result of its continuing losses and conditions in the business and industry in which it operates at June 30, 2000, the Company determined that its excess of costs over net assets acquired related to its U.S. distribution was impaired. In the second quarter of 2000, the Company recorded an impairment loss totaling $19,487,000, representing the unamortized goodwill attributable to the U.S. distribution business.

In the second quarter of 1999, the Company recorded a $9,000,000 insurance recovery representing insurance reimbursement of a portion of the $21,000,000 charge recorded in the first quarter of 1999 relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes due 2004 (the "12.5% Notes").

As a result of the above items, operating income decreased by $36,231,000 from income of $8,701,000 for the second quarter of 1999 to a loss of $27,530,000 for the second quarter of 2000. Excluding the $9,000,000 insurance recovery, the Company would have had an operating loss of $299,000 for the second quarter of 1999. Excluding the $19,487,000 goodwill impairment charge, the Company would have had an operating loss of $8,043,000 for the second quarter of 2000.

In June 2000, the Company purchased $37,500,000 aggregate principal amount of the 12.5% Notes for an aggregate cost of $15,000,000, which was funded by proceeds from the issuance of convertible preferred stock. As a result, the Company recognized an extraordinary gain of approximately $21,656,000, net of unamortized debt issuance costs, in the three months ended June 30, 2000. See "Debt Obligations, Financing Sources and Capital Expenditures."

Six Months  Ended June 30,  2000 as  Compared  to the Six Months  Ended June 30,
1999.

For the six months ended June 30, 2000, net sales decreased by 17.0% from $2,520,881,000 for the six months ended June 30, 1999 to $2,091,608,000 for the six months ended June 30, 2000. The decrease resulted from a 25.2% decrease in net sales for the North American distribution business to $1,532,848,000 from $2,048,476,000, offset in part by an increase in net sales for MOCA of 18.3% to $558,760,000 from $472,405,000.

Hardware and accessories accounted for 82% of net sales and software accounted for 18% of net sales in the first six months of 2000, as compared to 79% and 21% for the same categories, respectively, in the first six months of 1999.

Gross profit decreased 20.8% or $25,974,000 from $124,610,000 for the first six months of 1999 to $98,636,000 for the first six months of 2000. Gross profit as a percentage of sales, or gross margin, decreased from 4.94% for the 1999 period to 4.72% for the 2000 period. Gross margins in the North American distribution business and MOCA were 4.31% and 5.84%, respectively, for the first six months of 2000, compared to 4.80% and 5.58%, respectively, for the first six months of 1999. The decrease in margin in the U.S. is attributable to substantially the same factors summarized in the discussion of gross profit for the three months ended June 30, 2000.

Selling, general and administrative expenses decreased by 4.3% from $114,316,000 in the six months ended June 30, 1999 to $109,361,000 in the six months ended June 30, 2000. This decrease is primarily related to reductions in expenses resulting from the combination of the Company's U.S. and Canadian distribution businesses announced in December 1999 and a reduction in variable expenses as a result of the decline in sales. The decrease was partially offset by $2,843,000 in litigation-related reserves recorded in the first quarter of 2000 as well as an increase in depreciation and amortization expense of $3,463,000. Selling, general and administrative expenses as a percentage of sales increased from 4.53% of sales in 1999 to 5.23% for the same period in 2000.

As the result of its continuing losses and conditions in its business and the industry in which it operates at June 30, 2000, the Company determined that its excess of costs over net assets acquired related to its U.S. distribution was impaired. In the second quarter of 2000, the Company recorded an impairment loss totaling $19,487,000, representing the unamortized goodwill attributable to the U.S. distribution business.

Results for the six months ended June 30, 1999 also reflected the $21,000,000 charge recorded by the Company in the first quarter of 1999 relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the 12.5% Notes, offset in part by the $9,000,000 insurance recovery recorded by the Company in the second quarter of 1999.

As a result of the above items, operating loss increased by $28,506,000 from $1,706,000 for the six-month period ended June 30, 1999 to $30,212,000 for the same period in 2000. Excluding the litigation-related charge and related insurance recovery, the Company would have had operating income of $10,294,000 for the six-month period ended June 30, 1999. Excluding the $19,487,000 goodwill impairment charge, the Company would have had an operating loss of $10,725,000 for the six-month period ended June 30, 2000.

In June 2000, the Company purchased $37,500,000 aggregate principal amount of the 12.5% Notes for an aggregate cost of $15,000,000, which was funded by proceeds from the issuance of convertible preferred stock. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $21,656,000, in the six months ended June 30, 2000. See "Debt Obligations, Financing Sources and Capital Expenditures."

Interest Expense; Other Expense; and Income Tax Provision

Interest expense for the Company decreased 11.2% from $4,539,000 in the second quarter of 1999 to $4,029,000 in the 2000 period. For the six months ended June 30, 2000, interest expense for the Company increased 7.9% from $7,944,000 in the 1999 period to $8,574,000 in the 2000 period. This increase is primarily related to the capitalization of $1,227,000 of interest related to the SAP implementation in the first quarter of 1999. As SAP was implemented in the U.S. in April 1999, there was no capitalization of interest required subsequent to the second quarter of 1999.

Other expenses for the Company increased from $6,766,000 in the three months ended June 30, 1999 to $6,834,000 for the three months ended June 30, 2000, and decreased from $13,392,000 in the six months ended June 30, 1999 to $12,902,000 for the six months ended June 30, 2000. The decrease in the six-month period is primarily related to a $1,538,000 gain recorded on the sale of the Company's Marlborough, Massachusetts call center in January 2000. The decrease was partially offset by a $274,000 increase in foreign exchange losses. The average proceeds drawn from the sale of accounts receivable under the Company's securitization facilities as of the end of each month decreased from $411,788,000 for the six months ended June 30, 1999 to $299,983,000 for the same period in 2000, however, securitization fees remained flat due to higher rates experienced in the first six months of 2000.

The income tax provision decreased from $380,000 and $451,000 for the three and six months ended June 30, 1999, respectively, to $161,000 and $313,000 for the same periods in 2000. In both periods, the income tax rate reflects primarily the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions to offset federal income taxes in the current period.

Consolidated Net Loss

On a consolidated basis, net loss before extraordinary item for the Company increased from $2,984,000 and $23,493,000 for the three and six months ended June 30, 1999, respectively, to a net loss of $38,554,000 for the three months ended June 30, 2000 and $52,001,000 for the six months ended June 30, 2000 due to the factors described above. Net loss per share before extraordinary item increased from $0.04 per share for the three months ended June 30, 1999 to a net loss of $0.48 per share for the three months ended June 30, 2000. Net loss per share before extraordinary item increased from $0.29 per share for the six months ended June 30, 1999 to a net loss of $0.65 per share for the six months ended June 30, 2000.

Results for the six months ended June 30, 2000 also reflect an extraordinary gain of $21,656,000 related to the purchase of $37,500,000 aggregate principal amount of the 12.5% Notes.

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

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis, and the results for any quarterly period may not be indicative of results for a full fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the six months ended June 30, 2000 was $18,140,000. The primary uses of cash from operating activities include an increase in accounts receivable of $40,923,000 and a decrease in accounts payable of $232,293,000 which was offset by a decrease in inventory of $249,851,000. The decrease in accounts payable and inventory are primarily related to the loss of vendor credit support and significant decline in sales.

The increase in accounts receivable is primarily due to a larger percentage of the Company's receivables being ineligible under the Company's securitization facilities as a result of concentration limitations as well as a decrease in the amount of proceeds drawn from the sale of accounts receivable relative to the total amount of receivables sold.

Net cash used in investing activities related to capital expenditures of $1,826,000, which were primarily related to various information systems projects. This was largely offset by $1,765,000 in cash proceeds from the sale of the Marlborough, Massachusetts call center in January 2000.

Net cash used for financing activities was $2,090,000 and was comprised primarily of repayments under capitalized lease obligations and promissory notes. In addition, $15,047,000 of cash was used to purchase $37,500,000 aggregate principal of the 12.5% Notes, which was offset by $15,000,000 of proceeds from the issuance of convertible preferred stock.

Securitization Facilities

The Company's wholly owned subsidiary, Merisel Americas, sells trade receivables on an ongoing basis to its wholly owned subsidiary Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds of up to $250,000,000 at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas and, upon the commencement of MOCA's operations as a separate subsidiary on April 3, 2000, Merisel Open Computing Alliance, Inc. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. This facility expires in October 2003. The Receivables Purchase and Servicing Agreement contains certain financial covenants that require, among other things, minimum levels of net worth and cash flow. Because of the impairment charge recorded by the Company for the three months ended June 30, 2000, the Company was required to obtain, and did obtain, amendments and waivers with respect to certain covenants under the Receivables Purchase and Servicing Agreement. Such amendment requires that, by no later than September 30, 2000, the Company shall have either (i) approved a plan to restructure its U.S. distribution business, or (ii) entered into an agreement to sell substantially all of its U.S.distribution business, or (iii) approved a plan to wind down the operations of its U.S. distribution business, which in each case must be satisfactory to the securitization company. In addition, the amendment provides that, by no later than October 30, 2000, the Company shall have either completed the sale of, or commenced the restructuring or wind down of, its U.S. distribution business. The failure of the Company to meet such obligations would result in a default under the Receivables Purchase and Servicing Agreement, and there is no assurance that the Company would be able to obtain any further waivers.

Effective December 15, 1995, Merisel Canada Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars at any point in time. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval. Due to the Company's recent performance, the securitization company has indicated that it will not likely extend the facility unless the Company can demonstrate a plan that will return its Canadian distribution business to profitability. If the facility is not extended, the Company believes that it will be able to secure alternative financing for its Canadian operations, subject to its ability to demonstrate a plan for profitability. There are no assurances it will be successful in securing the necessary financing.

Under these securitization agreements, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of June 30, 2000, the total amount outstanding under these agreements was $214,221,000. Fees incurred in connection with the sale of accounts receivable for the three and six months ended June 30, 2000 were $5,752,000 and $12,266,000 compared to $5,916,000 and $12,292,000 incurred for the three and six months ended June 30, 1999 and are recorded as other expense.

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, the Company purchased $37,500,000 aggregate principal amount of the 12.5% Notes for an aggregate cost of $15,000,000, which was funded by proceeds from the issuance of convertible preferred stock. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $21,656,000 in the quarter ended June 30, 2000.

At June 30, 2000, Merisel, Inc. had outstanding $87,500,000 principal amount of the 12.5% Notes. In July 2000, the Company purchased an additional $20,105,000 of the 12.5% Notes, reducing the outstanding balance to $67,395,000. The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. The 12.5% Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 31, 1999, initially at 106.25% of principal amount and at redemption prices declining to 100% of principal amount for redemptions on or after December 31, 2002. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers.

At June 30, 2000, the Company had a promissory note outstanding with an aggregate balance of $4,211,000. This note provides for interest at a rate of 7.7% per annum. Remaining payments due under this note are $311,000 in 2000 and $3,900,000 in 2001. The note is collateralized by certain of the Company's real property and equipment.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62 percent of the Company's common stock, purchased convertible preferred stock of the Company for an aggregate purchase price of $15 million (the "Convertible Preferred"). The Convertible Preferred provides for an 8% dividend payable in additional shares of Convertible Preferred. The Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $1.75. At the option of the Company, the Convertible Preferred will be converted into common stock when the average closing price of the common stock for any 20 consecutive trading days is at least $3.75. The Convertible Preferred is not convertible during the first six months after issuance and is not redeemable during the first three years after issuance, except in the event of certain extraordinary corporate events, including a change of control.

Merisel Americas is party to a Loan and Security Agreement dated as of June 30, 1998 (the "Loan and Security Agreement") with Bank of America NT&SA ("BA"), acting as agent, that provides for borrowings on a revolving basis. Borrowings under the Loan and Security Agreement are secured by a pledge of a majority of the inventories held by Merisel Americas, and are subject to meeting certain availability requirements under a borrowing-base formula and other limitations. The amount available for borrowing under the Loan and Security Agreement at any time may be further limited by restrictions under the indenture relating to the 12.5% Notes. Because the decline in inventory pledged under the Loan and Security Agreement had essentially eliminated borrowing availability, in May 2000 the Loan and Security Agreement was amended to reduce the commitment from $100 million to $35 million and to change the borrowing-base formula to increase availability. The Loan and Security Agreement also contains covenants that require minimum levels of gross profit and limit capital expenditures. Borrowings bear interest at LIBOR plus a specified margin or, at the Company's option, the agent's prime rate. An annual fee of 0.375% is payable with respect to the unused portion of the commitment. The Loan and Security Agreement has a termination date of June 30, 2003. No amounts were outstanding under the Loan and Security Agreement as of June 30, 2000. There is currently minimal borrowing availability under the Loan and Security Agreement and the Company expects to cancel the facility in the near future.

In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures will be less than $5,000,000 for 2000. Capital expenditures are expected to consist primarily of costs associated with maintaining the Company's infrastructure (including information systems, warehouse systems and other Company facilities) as is required to support the Company's continuing operations.

At June 30, 2000, the Company had cash and cash equivalents of $36,448,000. In the opinion of management, the Company will not have sufficient liquidity for its U.S. distribution business unless it receives improved vendor credit support for its U.S. distribution business and is able to maintain in place its asset securitization facility for such business. With respect to its Canadian distribution and MOCA businesses, if the Company is unable to complete one of the options outlined above with respect to its U.S. distribution business and obtain the financing for Canadian distribution and MOCA businesses as discussed above, in the opinion of management, the Company will have insufficient liquidity to meet its requirements for the next 12 months.

ASSET MANAGEMENT

Merisel attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Due to insufficient vendor credit support, the Company recently has not been able to achieve this for its U.S. distribution business. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, special term large-volume purchases, and the addition of new manufacturers and products. The distribution agreements entered into between the Company and its vendors generally provide Merisel with stock-balancing and price-protection provisions that partially reduce Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence.

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

                                            PART II - OTHER INFORMATION


Item 1. Legal Proceedings

On March 16, 1998, the Company received a summons and complaint, filed in the Superior Court of California, County of Santa Clara, in a matter captioned Official Unsecured Creditors Committee of Media Vision Technology, Inc. v. Merisel, Inc. In July 2000, the parties entered into a settlement agreement to resolve all disputes arising and related to this action. Under the settlement, the Company was not required to make any material payment.

The Company is involved in certain other legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits


10.1 Amendment No. 8 to Purchase Agreement dated as of May 19, 2000 among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation.

10.2 Amendment No. 4 to Loan and Security Agreement dated as of May 10, 2000 among Merisel Americas, Inc. and Bank of America, National Association.


(b) The following Report on Form 8-K was filed during the quarter ended June 30, 2000.


                           Current report on Form 8-K, dated June 9, 2000 which reports the issuance and sale of 150,000 shares of convertible preferred stock to Phoenix Acquisition Company II, L.L.C.

                             SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2000


                                   Merisel, Inc.



                            By:/s/ Timothy N. Jenson
                                   ----------------------------------
                                   Timothy N. Jenson
                                   Chief Financial Officer and
                                   Executive Vice President
                                  (Principal Financial and Accounting Officer)