Form 10-Q
period 2000-09-30
MERISEL INC /DE/
filed 2000-11-20
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

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

                                 Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                            Number of Shares Outstanding
               Class                        as of November 16, 2000
Common Stock, $.01 par value                80,309,046 Shares




                                  MERISEL, INC.

                                      INDEX


                                                                               Page Reference
PART I   FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of                                  1-2
                  September 30, 2000 and December 31, 1999

                  Consolidated Statements of Operations for the
                  Three Months and Nine Months Ended September 30, 2000 and 1999       3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999                        4

                  Notes to Consolidated Financial Statements                         5-11

                  Management's Discussion and Analysis of                           12-22
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure                  22

PART II  OTHER INFORMATION                                                             23

                  SIGNATURES                                                           24


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





                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                             September 30,            December 31,
                                                                                  2000                    1999
                                                                           -------------------      ------------------
CURRENT ASSETS:
Cash and cash equivalents                                                          $   31,958               $  57,557
Accounts receivable (net of allowances
of $16,208 and $12,734 for 2000 and 1999, respectively)                                50,841                 152,631
Inventories                                                                            65,584                 364,438
Prepaid expenses and other current assets                                               3,187                   9,433
Deferred income taxes                                                                     878                     914
Net assets of discontinued operations                                                  95,177                  43,136
                                                                           -------------------      ------------------
  Total current assets                                                                247,625                 628,109

PROPERTY AND EQUIPMENT, NET                                                            50,618                  83,885

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                                                         3,692                  23,755

OTHER ASSETS                                                                              440                     457
                                                                           -------------------      ------------------

TOTAL ASSETS                                                                       $  302,375              $  736,206
                                                                           ===================      ==================






                  See  accompanying   notes  to  consolidated financial statements.



                          PART 1. FINANCIAL INFORMATION


                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,         December 31, 1999
                                                                                    2000
                                                                             -------------------    --------------------

CURRENT LIABILITIES:
Accounts payable                                                                     $ 157,498              $  474,859
Accrued liabilities                                                                     40,672                  33,004
Long-term debt and capitalized lease obligations - current                               1,718                   2,906
                                                                             -------------------    --------------------
  Total current liabilities                                                            199,888                 510,769

Long-term debt                                                                          67,395                 128,900
Capitalized lease obligations                                                               61                   1,364

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.01 par value, authorized 1,000,000
  shares; 153,500 issued and outstanding                                                     2
Common stock, $.01 par value, authorized
  150,000,000 shares; 80,309,046 and 80,278,808
  shares outstanding for 2000 and 1999, respectively                                       803                     803
Additional paid-in capital                                                             297,985                 282,492
Accumulated deficit                                                                   (254,090)               (179,663)
Accumulated other comprehensive loss                                                    (9,669)                 (8,459)
                                                                             -------------------    --------------------
Total stockholders' equity                                                              35,031                  95,173
                                                                             -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  302,375              $  736,206
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



                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended                         Nine Months Ended
                                                           September 30,                             September 30,
                                                     2000               1999                    2000               1999
                                               -----------------    -----------------    ------------------    -----------------

NET SALES                                         $399,480           $1,100,712            $1,932,328           $3,149,187

COST OF SALES                                      399,061            1,053,564             1,867,142            3,003,807
                                               -----------------    -----------------    ------------------    -----------------

GROSS PROFIT                                           419               47,148                65,186              145,380

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                           40,360               54,349               137,037              156,248

IMPAIRMENT LOSSES                                    9,859                                     29,346

RESTRUCTURING CHARGE                                10,964                                     10,964

LITIGATION-RELATED CHARGE                                                                                           12,000
                                               -----------------    -----------------    ------------------    -----------------

OPERATING LOSS                                     (60,764)              (7,201)             (112,161)             (22,868)

INTEREST EXPENSE                                     1,523                4,798                10,097               12,742

OTHER (INCOME) EXPENSE, NET                         (4,960)               5,491                 3,659               15,660
                                               -----------------    -----------------    ------------------    -----------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                               (57,327)             (17,490)             (125,917)             (51,270)

INCOME TAX PROVISION                                   147                  147                   460                  598
                                               -----------------    -----------------    ------------------    -----------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                        (57,474)             (17,637)             (126,377)             (51,868)

DISCONTINUED OPERATIONS:
INCOME FROM DISCONTINUED OPERATIONS                  3,228                5,921                20,130               16,659
                                               -----------------    -----------------    ------------------    -----------------

LOSS BEFORE EXTRAORDINARY ITEM                     (54,246)             (11,716)             (106,247)             (35,209)

EXTRAORDINARY GAIN ON DEBT
  EXTINGUISHMENT, NET                               10,514                                     32,170
                                               -----------------    -----------------    ------------------    -----------------


NET LOSS                                          $(43,732)            $(11,716)             $(74,077)            $(35,209)
                                               =================    =================    ==================    =================

NET LOSS PER SHARE
  (BASIC AND DILUTED):
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS                        $(0.72)              $(0.22)               $(1.57)               $(0.65)
INCOME FROM DISCONTINUED OPERATIONS                   0.04                 0.07                  0.25                  0.21
EXTRAORDINARY GAIN                                    0.13                                       0.40
                                               =================    =================    ==================    =================
NET LOSS                                            $(0.54)              $(0.15)               $(0.92)               $(0.44)
                                               =================    =================    ==================    =================

WEIGHTED AVERAGE NUMBER OF SHARES:
  BASIC AND DILUTED                                 80,330               80,279                80,316               80,278
                                               =================    =================    ==================    =================




                     See  accompanying   notes  to  consolidated financial statements.



                         MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                  2000                     1999
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $   (74,077)             $   (35,209)
Less: income from discontinued operations, net                                        20,130                   16,659
Loss from continuing operations                                                      (94,207)                 (51,868)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
  Depreciation and amortization                                                       16,053                   15,243
  Provision for doubtful accounts                                                     13,775                    7,188
  Impairment losses                                                                   29,346
  Gain on sale of property and equipment                                             (10,455)
  Extraordinary gain on extinguishment of debt                                       (32,170)
Changes in operating assets and liabilities:
  Accounts receivable                                                                 87,735                  (27,107)
  Inventories                                                                        296,453                   48,800
  Prepaid expenses and other current assets                                            3,622                   (1,208)
  Accounts payable                                                                  (312,041)                   1,880
  Accrued liabilities                                                                 10,960                    5,908
                                                                            ------------------      -------------------
Net cash provided by (used for) operating activities of continuing operations          9,071                   (1,164)
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                    (1,853)                 (24,289)
Proceeds from sale of property and equipment, net disposal cost                       15,888
                                                                            ------------------      -------------------
Net cash provided by (used for) investing activities of continuing operations         14,035                  (24,289)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                             40,000                  298,700
Repayments under revolving line of credit                                            (40,000)                (296,200)
Proceeds from issuance of convertible preferred stock                                 15,000
Purchase of bonds                                                                    (22,814)
Repayments under other financing arrangements                                         (6,391)                  (1,957)
Proceeds from issuance of Common Stock                                                                             12
                                                                            ------------------      -------------------
Net cash (used for) provided by financing activities of continuing operations        (14,205)                     555

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (2,588)                    (655)
                                                                            ------------------      -------------------


NET CASH USED IN DISCONTINUED OPERATIONS                                             (31,912)                  (1,524)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS OF CONTINUING OPERATIONS                                          (25,599)                 (27,077)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                              57,557                   36,341
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    31,958              $     9,264
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid (received) during the period for:                                       2000                    1999
                                                                            ------------------     --------------------
  Interest                                                                       $    10,870              $    11,447
  Income taxes                                                                        (1,653)                     238

Non cash activities:
   Capital lease obligations entered into                                                120                    --
   Sell of property for note receivable                                                1,000

                See  accompanying   notes  to  consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a distributor of computer hardware and software products and a provider of logistics services. On November 10, 2000 the Company completed the acquisition of substantially all the assets of Value America, Inc., including its electronic fulfillment business assets, to complement its existing back-end logistics and distribution capability and allow the Company to operate an e-services and logistics business. See Note 12 - "Subsequent Events." Through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries, in recent years the Company has operated three distinct business units: United States distribution, Canadian distribution and, until October 27, 2000, the Merisel Open Computing Alliance (MOCA(TM)). Merisel's U.S. and Canadian distribution businesses offer products and services to a broad range of reseller customers, including value-added resellers ("VARs"), commercial resellers, internet resellers and retailers. Merisel completed the sale of its MOCA business to Arrow Electronics, Inc. effective as of October 27, 2000. MOCA provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to Sun Microsystems-authorized resellers and consultants.

The information for the three and nine months ended September 30, 2000 and 1999 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   Liquidity

At September 30, 2000, the Company had cash and cash equivalents of $31,958,000, which subsequent of September 30, 2000 increased substantially as a result of the sale of the MOCA business to Arrow effective as of October 27, 2000. In the opinion of management, the Company will have sufficient liquidity for its U.S. and Canadian distribution businesses only if it receives adequate vendor credit support and is able to obtain new financing for such businesses to replace terminating asset securitization facilities. The Company believes that if the

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


U.S. and Canadian distribution business plans for 2001 are successfully implemented, it will have sufficient liquidity to meet the requirements of its e-services and logistics business for the next 12 months.

3.   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for financial statements issued for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 as required in January 2001. The Company is in the process of evaluating the effect that this new standard will have on its financial statements.

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

5.   Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale of its MOCA business to Arrow Electronics, Inc. ("Arrow"). The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business. The preliminary purchase price was approximately $191.2 million of which $18.5 million will be paid by Arrow on a deferred basis, subject to the collection of specified customer accounts receivable and the return of certain

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


inventory, and approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the preliminary purchase price, the Company expects to realize a gain of approximately $27.4 million from the sale of the MOCA business, without including the potential additional $37.5 million. The preliminary purchase price is subject to adjustments for actual working capital amounts as of the closing date determined within 60 days of closing, which are not expected to be material.

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities, and cash flows of the MOCA business. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

Summarized financial information for the discontinued operations is as follows:

                                                     (In thousands)                            (In thousands)
                                               For the Three Months Ended                For the Nine Months Ended
                                                     September 30,                             September 30,

                                               2000                 1999                 2000                 1999
                                               ----                 ----                 ----                 ----

Net Sales                                       $181,539              $257,114            $740,299             $729,520
Income from Discontinued
   Operations                                      3,228                 5,921              20,130               16,659


                                                         At September 30, 2000        At December 31, 1999

Current Assets                                                   $123,901                    $112,001
Total Assets                                                      124,453                     112,725
Current Liabilities                                                29,276                      69,589
Total Liabilities                                                  29,276                      69,589
Net assets of discontinued operations                              95,177                      43,136


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


6.   Extraordinary Gain on Debt Extinguishment

In July 2000, the Company purchased $20,105,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes"). The aggregate cost to purchase the notes was $7,742,000 and, as a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $10,514,000 for the three months ended September 30, 2000. As a result of this purchase and purchases of 12.5% Notes made in June 2000, the Company has recognized extraordinary gains of approximately $32,170,000 for the nine months ended September 30, 2000.

7.   Restructuring Charge

During the third quarter of 2000, the Company announced plans that it would reduce its workforce by approximately 1,000 full-time positions. As a result, the Company has recorded a restructuring charge of $10,964,000 in the third quarter of 2000. Approximately $7,098,000 of the charge consists of termination benefits including severance pay and outplacement services to be provided to those employees that were involuntarily affected by the reduction in workforce. The charge also reflects approximately $3,866,000 of lease termination fees related to the planned closure of certain warehouses and offices. A significant portion of these benefits and fees had not been paid as of September 30, 2000, and the amounts related thereto are included in accrued liabilities.

8.       Impairment Losses

As the result of its continuing losses and conditions in its business and the industry in which it operated at June 30, 2000, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any permanent impairment. The review of the Company's intangible assets indicated that the excess of cost over net assets acquired related to the U.S. distribution business was impaired. Accordingly, the Company recorded an impairment loss totaling $19,487,000, representing the unamortized goodwill attributable to the U.S. distribution business, in the second quarter of 2000. In the third quarter of 2000, the Company announced a restructuring plan that would significantly reduce its facilities and workforce. In relation to this, the Company has evaluated the fixed asset investments that supported these former facilities and personnel. As a result, in the third quarter of 2000 a $9,859,000 impairment charge related to redundant and non-used assets determined to have no value to the Company was recorded.

9.   Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:




MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


                                                              (In thousands)                         (In thousands)
                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                         2000                1999                2000              1999
                                                         ----                ----                ----              ----

Net loss                                               $(43,732)           $(11,716)            $(74,077)        $(35,209)
Other comprehensive income -
   Foreign currency translation adjustments                (369)               (311)              (1,210)           1,220
                                                    ----------------    ----------------     -------------    ---------------

Comprehensive loss                                     $(44,101)           $(12,027)            $(75,287)        $(33,989)
                                                    ================    ================     =============    ===============


10.   Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding potential common shares including stock options, convertible preferred stock and restricted stock units using the "treasury stock" method. There was no difference between basic and diluted weighted average shares outstanding for each of the September 30, 2000 and 1999 periods as the impact of stock options, convertible preferred stock and restricted stock units would be anti-dilutive in both periods.

11.      Segment Information

The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. As described in Note 5, effective as of October 27, 2000, the Company completed the sale of its MOCA business, which has historically been treated as a separate segment under SFAS 131. MOCA has been treated as a discontinued operation in the accompanying financial statements. The segment data included below has been restated to exclude amounts related to the MOCA business unit.

Excluding the MOCA business unit, during the periods presented the Company operated two distinct business units: United States distribution and Canadian distribution.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


In accordance with SFAS No. 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports.

                                             Three Months Ended
                                             September 30, 2000
                                               (in thousands)
                         ------------------------------------------------------------

                             United
                             States         Canada         Other          Total
Net sales to external
Customers                    $269,808       $129,672                      $399,480
Segment operating loss       $(51,540)       $(9,206)                     $(60,764)
Total segment assets         $137,260        $64,993       $4,945         $207,198

                                             Three Months Ended
                                             September 30, 1999
                                               (in thousands)
                         ------------------------------------------------------------

                             United
                             States         Canada         Other          Total
Net sales to external
Customers                    $894,246       $206,466                    $1,100,712
Segment operating
(loss) profit                 $(9,533)        $2,332                       $(7,201)


                                              Nine Months Ended
                                             September 30, 2000
                                               (in thousands)
                         ------------------------------------------------------------

                             United
                             States         Canada         Other          Total
Net sales to external
customers                  $1,410,508       $521,820                    $1,932,328
Segment operating loss     $  (98,707)      $(10,611)     $(2,843)       $(112,161)



                                              Nine Months Ended
                                             September 30, 1999
                                               (in thousands)
                         ------------------------------------------------------------

                             United
                             States         Canada         Other          Total
Net sales to external
Customers                  $2,478,169       $671,018                    $3,149,187
Segment operating
(loss) profit                $(18,260)        $7,392     $(12,000)        $(22,868)


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


12.      Subsequent Events

On November 10, 2000, the Company completed a transaction in which it purchased substantially all of the assets and assumed certain liabilities of Charlottesville, Virginia-based Value America, Inc. for approximately $2,375,000. The Company expects to account for the acquisition under the purchase method of accounting.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a distributor of computer hardware and software products and a provider of logistics services. Through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries, the Company operates a United States distribution business and a Canadian distribution business. These distribution businesses offer products and services to a broad range of reseller customers, including value-added resellers ("VARs"), commercial resellers, internet resellers and retailers. In addition, through a newly formed subsidiary, the Company operates a logistics business which, through the acquisition of certain electronic fulfillment business assets from Value America, the Company intends to expand to include a full range of electronic services and logistics capabilities to offer to customers in a broad range of industries ("e-Services and Logistics"). See "Business Strategy" below.

Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale of its Merisel Open Computing Alliance ("MOCA") business unit, which provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to authorized resellers, to Arrow Electronics, Inc. ("Arrow"). The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business. The preliminary purchase price was approximately $191.2 million of which $18.5 million will be paid by Arrow on a deferred basis, subject to the collection of specified customer accounts receivable and the return of certain inventory, and approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. The preliminary purchase price is subject to adjustments for actual working capital amounts as of the closing date determined within 60 days of closing, which are not expected to be material.

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of the MOCA business. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

Revenues  from MOCA  decreased  $75,575,000,  or  29.4%,  in the  quarter  ended
September 30, 2000 compared with the same quarter in 1999 and increased $10,779,000, or 1.5%, in the nine months ended September 30, 2000 compared with the same period in 1999. The loss of major customers in the February recruiting cycle and a decrease in vendor support resulting in inconsistent availability of certain key products are the primary causes for the third quarter decrease in sales.

Business Strategy

With respect to the U.S. distribution business, the Company has determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, it must operate the business at a significantly lower cost structure than it has historically. As a result of this, the Company announced a plan to restructure and substantially decrease the size and scope of the U.S. distribution business in the third quarter of 2000. As part of these efforts, during the quarter ended September 30, 2000 the Company discontinued its relationships with over 100 suppliers in order to streamline its business. In addition, some vendors (including the three largest vendors) have terminated their relationships with the U.S. distribution business and the scope of the relationship with other vendors has been significantly reduced. The U.S. distribution business is also eliminating four of its seven warehouse to further reduce expenses. Management believes that by focusing on fewer vendors, reducing operating expenses, and capitalizing on its 99.9%-plus shipping accuracy and strong relationships with certain customers, the business has the potential to be returned to a successful business model albeit on a much smaller scale. With respect to its Canadian distribution business, the Company is also undertaking a major restructuring in order to reduce operating costs to bring them into alignment with projected sales levels and return the business to profitability.

While management believes this restructuring plan has the potential to return the U.S. and Canadian distribution businesses to profitability, there are still considerable risks involved, including risks related to vendor support and financing. See "Liquidity and Capital Resources."

With the significant contraction of the U.S. distribution business, the Company has been exploring possibilities for leveraging its distribution and logistics capabilities to generate services revenue utilizing the Company's core competencies. Following the sale of the MOCA business, on November 10, 2000 the Company acquired substantially all the assets of Charlottesville, Virginia-based Value America, Inc. for a purchase price of $2,375,000. Through a newly formed subsidiary, the Company intends to conduct its e-Services and Logistics business, offering a complete turnkey e-commerce solution to manufacturers and retailers who sell their products through traditional channels and are looking to move into the e-commerce arena. The e-Services and Logistics business will provide a front-end Web-based customer interface and other e-service offerings, including marketing and advertising services, web development and design, and interactive call center management and customer service, that will complement Merisel's existing back-end logistics and distribution capability. The Company expects to complete the development of the front-end interface and required systems integration within a six-month period. The Company has already begun recruitment of customers that it may be able to service solely with the existing back-end logistics and distribution capability prior to completion of the front-end interface. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which the Company is providing fee-based distribution and logistics services for the MOCA business, with an initial term of six months.

RESULTS OF OPERATIONS

Including discontinued operations, the Company reported a net loss of $43,732,000, or $0.55 loss per share, for the quarter ended September 30, 2000. This compares with a net loss of $11,716,000, or $0.15 loss per share, for the comparable prior year period. The net loss of $43,732,000 includes net income of $3,228,000 from discontinued operations. The discussion and analysis below is limited to the Company's continuing operations.

Three Months Ended September 30, 2000 as Compared to the Three Months Ended September 30, 1999.

The Company's net sales decreased 63.7% from $1,100,712,000 in the quarter ended September 30, 1999 to $399,480,000 in the quarter ended September 30, 2000. The decrease resulted from a 69.8% decline in net sales in the U.S. distribution business and a 37.2% decline in net sales in the Canadian distribution business. The decrease in net sales for these businesses, which the Company also experienced for the quarters ended March 31, 2000 and June 30, 2000, has resulted from a number of factors. The decrease primarily resulted from restructuring activities during the first half of the first quarter and from decreased customer orders in reaction to Merisel's price changes implemented in the latter half of the first quarter. The decline in sales contributed to excess inventory positions resulting in a delay in some vendor payments while inventory levels were reduced to be in line with the lower sales levels. These circumstances, combined with vendor concern caused by the bankruptcy filings of three major distributors during the first half of 2000, contributed to a significant loss of vendor credit support. This loss of credit support has affected the Company's ability to obtain sufficient inventory in the U.S. distribution business, which has significantly reduced product availability and caused further declines in sales for the U.S. distribution business.

Hardware and accessories accounted for 70% of net sales and software accounted for 30% of net sales in the third quarter of 2000, as compared to 77% and 23% for the same categories, respectively, in the third quarter of 1999.

Gross profit decreased 99.1% or $46,729,000 from $47,148,000 in the third quarter of 1999 to $419,000 in the 2000 period, which primarily reflects the decline in sales in the 2000 period and adjustments to inventory, accounts receivable and accounts payable reserves to reflect current realizable value. These adjustments are primarily related to the Company's rapid decline in sales which has increased inventory obsolescence and to the wind-down of certain vendor relationships. Gross profit as a percentage of sales, or gross margin, decreased from 4.28% in the third quarter of 1999 to .10% in the third quarter of 2000. Gross margins in the U.S. and Canadian distribution businesses were (1.41%) and 3.27%, respectively, for the third quarter of 2000, compared to 3.84% and 6.19%, respectively, for the third quarter of 1999. Excluding the adjustments, U.S. distribution would have had gross profit of $6,110,000, or gross margin of 2.3%. and Canadian distribution would have had gross profit of $8,122,000, or gross margin of 6.26%. Such decline in gross margin for the U.S. distribution business resulted primarily from a decrease in vendor rebates, which are generally based on sales volume.

Selling, general and administrative expenses decreased by 25.7% from $54,349,000 in the third quarter of 1999 to $40,360,000 in the third quarter of 2000. This reduction resulted primarily from a decrease in variable expenses due to lower sales volumes and also from cost savings associated with the December 1999 restructuring plan. Selling, general and administrative expenses as a percentage of sales increased from 4.94% for the third quarter of 1999 to 10.10% for the same period in 2000, due primarily to reduced sales volumes in relation to fixed costs.

During the third quarter of 2000, the Company announced that it would reduce its workforce by approximately 700 full-time positions. Subsequent to that announcement, the Company made the decision to close its Cary, North Carolina facility, eliminating an additional 100 positions. Approximately 200 additional positions were eliminated by not filling attrition-related vacancies. As a result, the Company has recorded a restructuring charge of $10,964,000 in the third quarter of 2000. Approximately $7,098,000 of the charge consists of termination benefits including severance pay and outplacement services to be provided to those employees that were involuntarily affected by the reduction in workforce. The charge also reflects approximately $3,866,000 of lease termination fees related to the planned closure of certain warehouses and offices.

In connection with the Company's announced restructuring plan, which would significantly reduce its facilities and workforce, the Company has recorded an impairment charge of $9,859,000 related to redundant and non-used assets in the third quarter of 2000.

As a result of the above items, the Company incurred an operating loss of $60,764,000 for the three-month period ended September 30, 2000 compared to an operating loss of $7,201,000 for the three-month period ended September 30, 1999. Excluding the impairment charges totaling $9,859,000 and the $10,964,000 restructuring charge, the Company would have had an operating loss of $39,941,000 for the three-month period ended September 30, 2000.

In July 2000, the Company purchased $20,105,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an
aggregate cost of $7,742,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $10,514,000 for the three months ended September 30, 2000. See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."

Nine Months Ended September 30, 2000 as Compared to the Nine Months Ended September 30, 1999.

For the nine months ended September 30, 2000, net sales decreased by 38.6% from $3,149,187,000 for the nine months ended September 30, 1999 to $1,932,328,000 for the nine months ended September 30, 2000. The decrease resulted from a 43.1% decrease in net sales for the U.S. distribution business to $1,410,508,000 from $2,478,169,000 and a 22.2% decrease in net sales for the Canadian distribution business to $521,820,000 from $671,018,000.

Gross profit decreased 55.2% or $80,194,000 from $145,380,000 for the first nine months of 1999 to $65,186,000 for the first nine months of 2000. Gross profit as a percentage of sales, or gross margin, decreased from 4.62% for the 1999 period to 3.37% for the 2000 period. Gross margins in the U.S. and Canadian distribution businesses were 2.90% and 5.34%, respectively, for the first nine months of 2000, compared to 4.25% and 5.95%, respectively, for the first nine months of 1999. The decreases in margin in the U.S. and Canada are attributable to substantially the same factors summarized in the discussion of gross margin for the three months ended September 30, 2000.

Selling, general and administrative expenses decreased by 12.3% from $156,248,000 in the nine months ended September 30, 1999 to $137,037,000 in the nine months ended September 30, 2000. Selling, general and administrative expenses as a percentage of sales increased from 4.96% of sales in 1999 to 7.09% for the same period in 2000, primarily as a result of decreased sales volumes.

During the third quarter of 2000, the Company announced a restructuring plan that would significantly reduce its facilities and workforce. As a result, the Company has recorded a restructuring charge of $10,964,000 in the third quarter of 2000.

As the result of its continuing losses and conditions in its business and the industry in which it operated at June 30, 2000, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any permanent impairment. The review of the Company's intangible assets indicated that the excess of cost over net assets acquired related to the U.S. distribution business was impaired. Accordingly, the Company recorded an impairment loss totaling $19,487,000, representing the unamortized goodwill attributable to the U.S. distribution business, in the second quarter of 2000. In connection with the Company's announced restructuring plan, the Company has recorded an impairment charge of $9,859,000 related to redundant and non-used assets in the third quarter of 2000.

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

As a result of the above items, the Company incurred an operating loss of $112,160,000 for the nine-month period ended September 30, 2000 compared to an operating loss of $22,868,000 for the nine-month period ended September 30, 1999.

In June 2000, the Company purchased $37,500,000 aggregate principal amount of the 12.5% Notes for an aggregate cost of $15,000,000. In July 2000, the Company purchased $20,105,000 aggregate principal amount of its outstanding 12.5% Notes for an aggregate cost of $7,742,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $32,170,000 for the nine months ended September 30, 2000. See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."

Interest Expense; Other Expense; and Income Tax Provision

Interest expense for the Company decreased 68.3% from $4,798,000 in the third quarter of 1999 to $1,523,000 in the 2000 period. For the nine months ended September 30, 2000, interest expense for the Company decreased 20.8% from $12,742,000 in the 1999 period to $10,097,000 in the 2000 period. These decreases are primarily related to the purchases of the 12.5% Notes made in June and July of 2000 and a reduction in outstanding borrowings under the Company's revolving credit facility.

Other expense for the Company decreased from $5,491,000 in the three months ended September 30, 1999 to income of $4,960,000 for the three months ended September 30, 2000, and decreased from $15,660,000 in the nine months ended September 30, 1999 to $3,659,000 for the nine months ended September 30, 2000. The decrease is primarily related to a $8,917,000 gain recorded on the sale in September 2000 of the building in El Segundo, California owned by the Company and, for the nine-month period, a $1,538,000 gain recorded on the sale of the Company's Marlborough, Massachusetts call center in January 2000. The average proceeds drawn from the sale of accounts receivable under the Company's securitization facilities as of the end of each month decreased from $337,344,000 for the nine months ended September 30, 1999 to $178,012,000 for the same period in 2000. The Company's securitization fees decreased $3,764,000 from $14,125,000 for the nine months ended 1999 to $10,361,000 in the same period for 2000.

The income tax provision was $147,000 and $598,000 for the three and nine months ended September 30, 1999, respectively, and $147,000 and $460,000 for the same periods in 2000. In both periods, the income tax rate reflects primarily the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss provisions to offset federal income taxes in the current period.

Loss from Continuing Operations Before Extraordinary Item

Net loss from continuing operations before extraordinary item for the Company increased from $17,637,000 and $51,868,000 for the three and nine months ended September 30, 1999, respectively, to a net loss of $57,474,000 for the three months ended September 30, 2000 and $126,377,000 for the nine months ended September 30, 2000 due to the factors described above. Net loss per share before extraordinary item increased from $0.22 per share for the three months ended September 30, 1999 to a net loss of $0.72 per share for the three months ended September 30, 2000. Net loss per share before extraordinary item increased from $0.65 per share for the nine months ended September 30, 1999 to a net loss of $1.57 per share for the nine months ended September 30, 2000.

Results  for  the  nine  months  ended   September  30,  2000  also  reflect  an
extraordinary gain of $32,170,000 related to the purchase of $57,605,000 aggregate principal amount of the 12.5% Notes.

SYSTEMS AND PROCESSES

Merisel has made significant investments in advanced computer and warehouse management systems for its North American operations to support sales growth and improve service levels. All of Merisel's five North American distribution centers utilize the MILES computerized warehouse management system, which uses infrared bar coding and advanced computer hardware and software to improve shipping, receiving and picking accuracy rates.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities during the nine months ended September 30, 2000 was $9,071,000. The primary sources of cash from operating activities include decreases in inventory and accounts receivable balances of $296,453,000 and $87,735,000, respectively. These are partially offset by a decrease in accounts payable of $312,041,000.

Net cash provided by investing activities related to cash proceeds of $14,123,000 from the sale of the Company's El Segundo building in September 2000 and cash proceeds of $1,765,000 from the sale of the Marlborough, Massachusetts call center in January 2000. These were partially offset by capital expenditures of $1,853,000 which were primarily related to various information systems projects.

Net cash used for financing activities was $14,205,000 and was comprised primarily of repayments under capitalized lease obligations and promissory notes, including $4,057,000 related to the building sold in September 2000. In addition, $22,814,000 of cash was used to purchase $57,605,000 aggregate principal of the 12.5% Notes, which was offset by $15,000,000 of proceeds from the issuance of convertible preferred stock.

Securitization Facilities

The Company's wholly owned subsidiary, Merisel Americas, sells trade receivables on an ongoing basis to its wholly owned subsidiary Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sells such receivables to the securitization company on an ongoing basis, which yields proceeds equal to percentage of the receivables that have been sold and remain outstanding at any point in time. Merisel Capital Funding's sole business is the purchase of trade receivables from Merisel Americas and, upon the commencement of MOCA's operations as a separate subsidiary on April 3, 2000, Merisel Open Computing Alliance, Inc. Merisel Capital Funding is a separate corporate entity with its own separate creditors, which in the event of its liquidation will be entitled to be satisfied out of Merisel Capital Funding's assets prior to any value in Merisel Capital Funding becoming available to Merisel Capital Funding's equity holders. In connection with the sale of the MOCA business to Arrow, the Receivables Purchase and Service Agreement was amended to permit the repurchase of accounts receivable generated by MOCA and to terminate MOCA's participation in the facility upon completion of the sale to Arrow. The amendment also reduced the maximum proceeds available under the facility to $60 million through November 15, 2000 and to declining amounts thereafter until the termination of the facility on January 31, 2001.

Effective December 15, 1995, Merisel Canada Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sells receivables to the securitization company, which yields proceeds of up to $150,000,000 Canadian dollars at any point in time. The facility expires December 12, 2000, but is extendible by notice from the securitization company, subject to the Company's approval. Due to the Company's recent performance, the securitization company has indicated that it will not likely extend the facility. If the facility is not extended, the Company believes that it will be able to secure alternative financing for its Canadian operations, but there are no assurances it will be successful. The Company is currently in negotiations to obtain such financing.

Under these securitization agreements, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of September 30, 2000, the total amount outstanding under these agreements was $92,723,000. Fees incurred in connection with the sale of accounts receivable for the three and nine months ended September 30, 2000 were $2,380,000 and $10,361,000 compared to $5,056,000 and $14,125,000 incurred for the three and nine months ended September 30, 1999, and are recorded as other expense.

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, the Company purchased $37,500,000 aggregate principal amount of the 12.5% Notes for an aggregate cost of $15,000,000, which was funded by proceeds from the issuance of convertible preferred stock. In July 2000, the Company purchased an additional $20,105,000 aggregate principal amount of the 12.5% Notes for an aggregate cost of $7,742,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $32,170,000 in the nine-month period ended September 30, 2000.

At September 30, 2000, Merisel, Inc. had outstanding $67,395,000 principal amount of the 12.5% Notes. In October and November 2000, the Company purchased an additional $34,437,000 of the 12.5% Notes, reducing the outstanding balance to $32,958,000 as of November 17, 2000. The 12.5% Notes provide for an interest rate of 12.5% payable semi-annually. The 12.5% Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 31, 1999, initially at 106.25% of principal amount and at redemption prices declining to 100% of principal amount for redemptions on or after December 31, 2002. By virtue of being an obligation of Merisel, Inc., the 12.5% Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables, and are not guaranteed by any of the Company's subsidiaries. The indenture relating to the 12.5% Notes contains certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company or any of its subsidiaries and impose limitations on investments, loans, advances, sales or transfers of assets, the making of dividends and other payments, the creation of liens, sale-leaseback transactions with affiliates and certain mergers.

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

Merisel Americas was party to a Loan and Security Agreement dated as of June 30, 1998 with Bank of America NT&SA, acting as agent, that provided for borrowings on a revolving basis. In October 2000, the Company cancelled the facility.

In addition to its requirements for working capital for operations, the Company presently anticipates that its capital expenditures, excluding the costs related to the acquisition of Value America's assets, will be less than $5,000,000 for 2000. Capital expenditures are expected to consist primarily of costs associated with maintaining the Company's infrastructure (including information systems, warehouse systems and other Company facilities) as is required to support the Company's continuing operations.

At September 30, 2000, the Company had cash and cash equivalents of $31,958,000, which have increased substantially as a result of the sale of the MOCA business to Arrow effective as of October 27, 2000. In the opinion of management, the Company will have sufficient liquidity for its U.S. and Canadian distribution businesses only if it receives adequate vendor credit support and is able to obtain new financing for such businesses to replace its terminated securitization facilities. However, if the Canadian distribution business is unable to obtain appropriate financing, the Company would be required to either significantly decrease the size of or wind down the Canadian distribution business. The Company believes that if the U.S. and Canadian distribution business plans for 2001 are successfully implemented, it will have sufficient liquidity during the next 12 months to meet the requirements of its e-Services and Logistics business, which the Company does not expect to be profitable during that period.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

10.1 Amendments to Securitization Agreements and Waiver, dated as of August 18, 2000, between Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation

10.2 Amendments to Securitization Agreements and Waiver, dated as of October 16, 2000, between Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation

10.3 Bonus Agreement, dated as of August 10, 2000, between Merisel Americas, Inc. and Timothy N. Jenson

10.4 Retention Agreement, dated as of August 10, 2000, between Merisel Americas, Inc. and Karen A. Tallman


(b) The following Report on Form 8-K was filed during the quarter ended September 30, 2000.


          Current report on Form 8-K, dated September 15, 2000, which reported that the Company had entered into a Stock Sale Agreement, dated as of September 15, 2000, between Merisel, Inc., Merisel Americas, Inc. ("Americas"), and Arrow Electronics, Inc. ("Arrow"), pursuant to which Americas had agreed to sell the outstanding capital stock of Merisel Open Computing Alliance, Inc. to Arrow.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2000


                                  Merisel, Inc.



                                  By:/s/ Timothy N. Jenson
                                     ------------------------------
                                    Timothy N. Jenson
                                    Chief Financial Officer and
                                    Executive Vice President
                                   (Principal Financial and Accounting Officer)