Form 10-K
period 2000-12-31
MERISEL INC /DE/
filed 2001-04-16
CIK 724941

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

        For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.01 Par Value
                       -----------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 11, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market System was $3,644,512 (2,892,470 shares at a closing price of $1.26).

     As of April 11, 2001, the Registrant had 8,030,882 shares of Common Stock outstanding.

                       Documents Incorporated By Reference
                                      None.



                                TABLE OF CONTENTS




                                                                                                           PAGE
                                     PART I

Item  1.  Business.......................................................................................     1
Item  2.  Properties.....................................................................................    10
Item  3.  Legal Proceedings..............................................................................    10
Item  4.  Submission of Matters to a Vote of Security Holders............................................    10

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters......................    11
Item  6.  Selected Financial Data........................................................................    12
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........    14
Item  7A. Quantitative and Qualitative Market Risk Disclosure............................................    21
Item  8.  Financial Statements and Supplementary Data....................................................    23
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    44

                                    PART III

Item  10. Directors and Executive Officers of the Registrant.............................................    45
Item  11. Executive Compensation.........................................................................    45
Item  12. Security Ownership of Certain Beneficial Owners and Management.................................    45
Item  13. Certain Relationships and Related Transactions.................................................    45

                                     PART IV

Item  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    45


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

                                     PART I

Item 1. Business.

Overview

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a distributor of computer hardware and software products and a provider of logistics and electronic services. Through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas") and its subsidiaries, the Company operates a Canadian distribution business and a U.S. software licensing business. In addition, through a newly formed subsidiary, Optisel, Inc. ("Optisel"), the Company operates a logistics business which, combined with certain electronic-fulfillment-business assets acquired from Value America, the Company intends to expand to include a full range of logistics and electronic-services capabilities to offer to manufacturers, retailers, and e-tailers in a broad range of industries.

The Company's Canadian distribution business ("Merisel Canada") offers products and services to a broad range of reseller customers, including value-added resellers ("VARs"), commercial resellers, retailers and Internet resellers. Merisel supports the growth of its partners in Canada with business development and educational services, expert technical support, flexible financing options, certified configuration services, and progressive e-business solutions. Merisel Canada distributes more than 37,000 products (as measured by distinct part numbers assigned by manufacturers and other suppliers) from the industry's leading hardware and software manufacturers. These manufacturers include 3Com, Compaq, Hewlett-Packard, IBM/Lotus, Microsoft, NEC, Palm, Symantec, Toshiba and ViewSonic. The breadth of Merisel Canada's product line, together with its distribution network, enables the Company to provide its Canadian customers with a single supply source and prompt product delivery.

Merisel's software licensing business provides U.S. resellers with more than 12,000 licensing products from 10 leading manufacturers, including Computer Associates, Corel, Network Associates, Symantec, and Veritas. The software licensing business involves the distribution of multiple-end user licenses for software products and requires minimal distribution of boxed product. The business was started in 1997 and, by 1999, had earned the reputation as a leader in operational efficiency and customer service. Today, Merisel's software licensing business is focused on leveraging its positive reputation in the marketplace and growing revenues in key vertical markets in support of manufacturer strategies.

Optisel offers end-to-end e-services and logistics capabilities to manufacturers, retailers, e-tailers, distributors and others. Leveraging Merisel's world-class systems and logistics expertise, Optisel is currently offering highly efficient logistics and distribution services. In addition, Optisel will provide future clients with a front-end, Web-based customer interface and other e-service offerings, including marketing and advertising services, Web development and design, and interactive call center management and customer service, that will complement the existing back-end logistics and distribution capabilities. With this wide-ranging, end-to-end service offering, Optisel will compete against service providers in both the logistics and e-services industries.

The Company's sales were approximately $2.1 billion for 2000, excluding approximately $796 million in sales generated by the Company's Merisel Open Computing Alliance business, which was sold by the Company in the fourth quarter of 2000. Of these sales, 68% were generated by U.S. distribution (of which 14% were generated by software licensing) and 32% were generated by Canadian distribution. See "Notes to Consolidated Financial Statements - Note 15 - Segment Information."

For a discussion of certain business and other factors that may have an adverse effect on the Company, see "Certain Business Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Background and Business Strategy

General. The Company was incorporated in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). In the years following the Microamerica acquisition, the Company's revenues increased rapidly through both internal growth and acquisition. This increase reflected the substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for product distribution. From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). MOCA provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to Sun Microsystems-authorized resellers and consultants. Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

In December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Although the wind-down was substantially completed by the end of the first quarter of 2001, the Company has substantial remaining obligations related to the U.S. distribution business, primarily with respect to leases, vendors and employee severance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As part of the wind-down, total headcount for the U.S. distribution business combined with the Company's information technology, finance and corporate functions, which support all of the Company's businesses, was reduced from 559 to 104. In addition, as part of the wind-down the U.S. distribution business eliminated all of its warehouses except for Chicago, Illinois and Hayward, California (which will be utilized by Optisel), sold all of its inventory and discontinued all of its non-software licensing manufacturer relationships.

Canadian Distribution. Revenues for the Canadian distribution business in 2000 were 29% lower than 1999 revenues, declining from approximately $926 million to $660 million. Management believes that Merisel Canada's declining revenues for 2000 primarily resulted from management's need to focus on the problems in Merisel's U.S. distribution business and from credit issues related to the U.S. business. In June 2000, the Canadian distribution business began to experience cash flow problems due to diminishing manufacturer credit support, which was due primarily to heightened manufacturer concerns regarding the U.S. business. As a result of the diminished manufacturer support and related product availability challenges and management focus on the U.S. business, Merisel Canada began to lose customers and revenues declined. In the third quarter of 2000, the Canadian management team, which had assumed the leadership of a consolidated North American distribution business in December 1999, returned to Canada to focus on the Canadian business. By the end of that quarter, Merisel Canada had completed a major restructuring that cut costs and reduced headcount from approximately 620 employees to approximately 425. As a part of the restructuring, Merisel Canada's product offering was refocused on the most profitable suppliers while less profitable supplier relationships were discontinued. Over the past several months, Merisel Canada has reduced its number of manufacturer relationships from more than 250 to approximately 110. By February 2001, Merisel Canada's overall restructuring efforts had earned back significant manufacturer credit support. With the current cost structure, management believes this level of business should be sufficient to return Merisel Canada to profitability and to a positive cash flow position for the first quarter of 2001 and for 2001. The Company is focused on continuing to improve the performance of the business. At the same time, the Company is considering strategic options with respect to Merisel Canada, including the potential sale of that business.

Software Licensing. During 2000, the Company's software licensing business was adversely affected by the contraction of the U.S. distribution business and the termination of many vendor relationships, including Microsoft. Revenues for the U.S. software licensing business were approximately $68 million, $68 million and $56 million for the first, second and third quarters of 2000, respectively, and declined to $3.2 million for the fourth quarter of 2000. For the first quarter of 2001, revenues for the software licensing business increased 54% over the prior quarter to approximately $5 million and the Company expects substantial further increases quarter-over-quarter during 2001. Although many of these distribution arrangements were terminated during 2000, management of Merisel's software licensing business has maintained positive relationships with many key software manufacturers beyond the 10 manufacturers whose products it currently distributes. Management believes that by focusing on its software licensing business, reducing operating expenses, and capitalizing on its strong relationships with certain customers, the business has the potential to be returned to a successful business model, albeit on a much smaller scale.

Optisel. On November 10, 2000 the Company acquired substantially all the e-services assets of Charlottesville, Virginia-based Value America, Inc. for a purchase price of $2,375,000. Through its newly formed subsidiary Optisel, the Company will operate an e-services and logistics business, or commerce service provider ("CSP"), leveraging its distribution and logistics capabilities to generate services revenue and providing a front-end Web-based customer interface and other e-service offerings, including marketing and advertising services, Web development and design, and interactive call center management and customer service. The Company expects to complete the development of the front-end interface and required systems integration to enable Optisel's e-services offering by the end of the third quarter of 2001. Through Optisel, the Company plans to offer a complete turnkey e-commerce solution to manufacturers and retailers who sell their products through traditional channels and are looking to move into the e-commerce arena or that have not been successful with their own e-commerce efforts.

With the logistics aspect of the business fully operational, Optisel currently offers traditional product-fulfillment services to companies that seek logistics expertise while continuing to recruit e-services customers to bring on board once its front-end interface is available. In connection with the MOCA sale, the Company entered into a services agreement under which MOCA outsourced the operation of its information technology ("IT") systems and distribution and logistics functions. Under that agreement, Optisel is currently providing MOCA with distribution and logistics services to support more than a half billion dollars in annual sales volume. The agreement, which provided for a minimum six-month term, has been extended through the end of July and may be extended at Arrow's option through the end of October 2001 and beyond with mutual agreement of the parties. Optisel recently signed an agreement with an established European conglomerate to provide logistics-only services that augment the customer's third-party distribution efforts in the U.S. marketplace. The initial assignment under the agreement is short-term but there is potential for additional opportunities with that customer. Optisel will not generate any additional revenues until at least mid-2001, and is not expected to achieve break-even results until 2002 or later. Revenues for the Optisel business for 2000 were $1,587,000, all of which were generated by the MOCA services agreement. In addition, the Company is considering strategic options with respect to its Optisel business, including narrowing the scope of services it offers as well as potential business combinations or joint ventures.

The Computer Products Distribution Industry

The Company's Canadian distribution and U.S. software licensing businesses compete in the computer products distribution industry. The primary participants in the computer products distribution industry are manufacturers, wholesale distributors and resellers. The supply chain was traditionally based on a model through which manufacturers would sell directly to wholesalers, resellers and end users; wholesale distributors would sell to resellers; and resellers would sell to other resellers and directly to end users. As the industry continues to mature, the roles of channel players are becoming less clearly defined. Generally, full-line wholesale distributors, like the Company's Canadian distribution business, purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers. Niche distributors like the Company's software licensing business operate similarly but with a narrower product offering. Types of resellers include corporate resellers, value-added resellers or "VARs," system integrators, direct marketers, independent dealers, mass merchants and computer chain stores, and resellers conducting business via the Internet ("e-tailers"). Resellers are often further defined and distinguished by the types of value-added services they provide and by the end-user markets they serve, such as large corporate accounts, small to medium-sized businesses, and home users.

Resellers rely on wholesale distributors for product availability, flexible financing alternatives, technical support, prompt and efficient delivery and, with respect to full-line distributors like Merisel Canada, their broad product offering. In addition, as resellers intensify their focus on sales and customer service, they are increasingly relying on distributors for "back-office" support services, such as product procurement, configuration, fulfillment, logistics and end-user financing. Manufacturers benefit from using wholesale distribution as an alternative to direct sales to resellers by not having to maintain large sales forces, warehouse facilities and distribution networks. Manufacturers also rely on wholesale distributors to provide marketing and support services as well as credit for reseller customers.

The computer products distribution industry has historically experienced double-digit growth throughout North America. However, growth rates in the latter part of 2000 and going into 2001 have been substantially lower and may be negative in the short-term. Trends in wholesale distribution include custom configuration of products by distributors, various supply chain management strategies to eliminate time and cost, and accelerated development of electronic commerce and information systems. Additional industry dynamics include changing terms and conditions from major systems manufacturers, aggressive pricing practices, industry consolidation, and the emergence of Internet and other "virtual" businesses that operate with minimal infrastructure.

In order to compete more effectively and lower their costs, major computer systems manufacturers that rely on the two-tier distribution model have in recent years taken steps to reduce their own inventories and the inventories of their distributors and resellers. One such strategy has been to increase the use of "eBusiness" solutions. Electronic business, or eBusiness, refers to the use of electronic systems and applications to exchange information and transact business. Electronic business can simplify account set-up, ordering, shipping and support, and thereby facilitate sales while decreasing both selling and purchasing costs. Electronic business continues to increase in significance in the computer products distribution industry.

The Logistics Industry

Through the provision of warehousing and product fulfillment services, the Company's Optisel business competes within the well-established third party logistics industry. This industry has experienced significant growth within recent years as an increasing number of companies have chosen to focus on their core competencies and to outsource warehousing and delivery to logistics experts. The emergence of e-businesses that maintain minimal physical infrastructure have contributed to this trend. Also contributing to this trend is the need for businesses to service a more highly dispersed customer base as the tasks of picking and packing small quantities and shipping to a vast number of addresses make the fulfillment process more of a challenge. It is anticipated that the demand for reliable, cost-effective and scalable business-to-business and business-to-customer logistics services will continue to grow.

The e-Services Industry

The Company's Optisel business also competes within the Internet-driven, e-services industry as a commerce service provider ("CSP"). The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth of the Internet and its commercial use, including: (i) the large and growing installed base of personal computers in homes and businesses; (ii) improvements in network infrastructure and bandwidth;
(iii) easier and cheaper access to the Internet; (iv) increased awareness of the Internet among consumer and business users; and (v) the rapidly expanding availability of online content and commerce that increases the value of the Internet to users.

The increasing functionality, accessibility and overall usage of the Internet have made it an attractive commercial medium. Via the Internet, businesses can interact directly with end users, both businesses and consumers, and can frequently adjust their featured selections, shopping interfaces and pricing. The ability to reach and serve a large and global group of end users electronically from a central location and the potential for personalized low-cost customer interaction provide additional economic benefits. Traditional brick-and-mortar businesses are increasingly augmenting their sales and marketing strategies with online initiatives. In addition, many manufacturers are realizing that they need to utilize the Internet in their sales and channel strategies. As a result, an increasingly broad base of products is being sold successfully online, including computers, travel services, brokerage services, automobiles and music, as well as software products.

There are a number of advantages to outsourcing electronic commerce,  including:
(i) avoiding the large, upfront investment required to purchase and implement software applications and computer hardware; (ii) a shorter time to market with an electronic commerce solution; (iii) the opportunity to shift the ongoing financial and technology risk to a proven service provider; and (iv) allowing businesses to focus on their specific core competency. Because of these advantages, Merisel believes that an increasing number of businesses will outsource their electronic commerce needs. As a result, the Company believes that the market for e-services will continue to grow rapidly. Accordingly, the Company believes that a substantial market opportunity exists for comprehensive, cost-effective e-services that are integrated with a physical logistics delivery infrastructure for retailers, e-tailers, manufacturers and distributors.

Canadian Distribution and U.S. Software Licensing Businesses

Products and Suppliers. Merisel has established and developed long-term business relationships with many of the leading manufacturers in the computer products industry. Merisel Canada offers more than 37,000 products (as measured by distinct part numbers assigned by manufacturers and other suppliers), including software licensing products, from approximately 110 suppliers, including 3Com, Compaq, Hewlett-Packard, IBM/Lotus, Intuit, Lexmark, Microsoft, NEC, Palm, Symantec, Toshiba and ViewSonic.

The Company's U.S. software licensing business offers its reseller customers over 12,000 products from 10 leading manufacturers, including Computer Associates, Corel, Network Associates, Symantec and Veritas. The software licensing business involves the distribution of multiple-end user licenses for software products, generally for installation on multiple systems, and requires minimal distribution of boxed software product. Prior to the contraction of the Company's U.S. distribution business, Merisel's U.S. software licensing business offered products from 21 manufacturers and ranked number one in software licensing sales for key manufacturers such as Microsoft and Novell. Although many of these distribution arrangements were terminated during 2000, management of Merisel's software licensing business have maintained positive relationships with many key software manufacturers beyond the 10 manufacturers whose products it currently distributes. The Company is currently engaged in activities aimed at reestablishing these key relationships and rebuilding its product offering.

Merisel enters into written distribution agreements with the manufacturers of the products it distributes. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and often contain territorial restrictions that limit the countries in which Merisel is permitted to distribute the products. The Company's suppliers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers, as well as products discontinued by the supplier. The agreements generally provide Merisel with stock-balancing and price-protection provisions that partially reduce Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. Stock balancing provisions typically give the distributor the right to return for credit or exchange for other products a portion of the inventory items purchased, within a designated period of time. Under price-protection provisions, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions if the distributor complies with certain conditions. In the past few years, certain major PC manufacturers have reduced the availability of price protection for distributors. Through buying procedures and controls to manage inventory purchases, the Company seeks to reduce future potential adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. There is no assurance that such efforts will be successful in the future in preventing a material adverse effect on the Company. The Company's agreements with its suppliers, which generally have a term of at least one year, may contain minimum purchase amounts and generally contain provisions permitting early termination by either party upon written notice.

Although Merisel Canada distributes more than 37,000 products supplied by approximately 110 manufacturers, 57.8% of net sales in 2000 (as compared to 67.1% in 1999 and 69.9% in 1998) were derived from products supplied by Merisel Canada's 10 largest vendors. The sale of products manufactured by Compaq and Hewlett-Packard accounted for approximately 14.3% and 15.0%, respectively, of net sales in 2000 (as compared to 16.8% and 15.8%, respectively, in 1999, and 19.6% and 14.3%, respectively, in 1998). No other manufacturer accounted for more than 10 percent of Merisel Canada's sales in any of those years. Because reseller customers often prefer to deal with a single source for many of their product needs, the loss of the ability to distribute a particularly popular product could result in losses of sales unrelated to the product. The loss of a direct relationship between Merisel Canada and any of its key suppliers could have an adverse impact on the Company's business and financial results.

Merisel Canada and, on a smaller scale, Merisel's software licensing business provide manufacturers with access to a large base of computer resellers, as well as the means to reduce inventory, credit, marketing and overhead costs typically associated with maintaining direct reseller relationships. Merisel develops and implements promotional programs for specific manufacturers to increase customer purchasing depth and breadth. Promotional programs include bundled offers, growth-goal incentives, and reseller training events as well as channel communication vehicles such as targeted direct mail, fax and advertising.

Customers and Customer Services. In 2000, Merisel sold products and services to approximately 8,000 Canadian resellers through Merisel Canada, but experienced a decline in active customers during the course of the year as its revenues fell off. During the first quarter of 2001, Merisel Canada had an active customer base of approximately 4,000 resellers. In the U.S. in 2000, the Company's software licensing business sold products and services to more than 3,000 U.S. resellers. With the dramatic decline in revenues of the software licensing business as the U.S. distribution business contracted in 2000, the number of active customers declined to a fraction of prior levels. The software licensing business is focused on reestablishing customer relationships and broadening its customer base through proactive marketing to prospective new customers. Merisel's smaller customers often do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories, nor can they meet manufacturers' minimum purchase requirements or obtain acceptable credit. Consequently, they tend to purchase a high percentage of their products from distributors, which can meet their inventory needs quickly and efficiently. Larger resellers often establish direct relationships with manufacturers for their more popular products but utilize distributors for slower-moving products and for fill-in orders of fast-moving products that may not be available on a timely basis from manufacturers. Merisel generally does not have contracts with its reseller customers. Merisel Canada's top 20 customers accounted for approximately 34.1% of Merisel Canada's total sales in 2000. One customer accounted for 7.8%, 9.6% and 7.6% of Merisel Canada's net sales in 2000, 1999 and 1998, respectively, one customer accounted for 6.1% of sales in 1998, and no other customers accounted for more than 5% of sales for any of those years.

Single-Source Provider. As a full-line distributor, Merisel Canada offers computer resellers a single source for more than 37,000 competitively priced hardware and software products. By purchasing from Merisel Canada, resellers need only comply with a single set of ordering, billing and product-return procedures. Resellers may also benefit from attractive volume pricing and financing programs. In addition, within specified time limits and/or specified volume limits, resellers are generally allowed to return products for credit to be applied against future purchases from Merisel Canada.

Customers and Sales Organizations. Merisel supports resellers who offer product, and often value-added services, to corporate or individual end-user clients. Merisel Canada's sales organization is organized into three primary divisions to serve the varying requirements of different customer groups in the industry as follows: VARs and education resellers; large system integrators; and retail/Internet customers. The VAR division provides specialized services and technical products to value-added resellers and system integrators who offer support, service and consulting to clients. Small and medium-sized resellers rely very heavily on distribution for financial credit, next-day delivery (they do not stock the product themselves), and manufacturer and product information. Merisel Canada services this market largely through inside sales efforts with support from its marketing and financial services departments. The sales division dedicated to large system integrators focuses on large dealers catering to Fortune 500 companies as well as on companies such as Dell Computer to whom Merisel Canada offers direct customer-fulfillment services. The Company provides EDI transaction support, and dedicated field and inside sales support to large-volume national accounts. The retail/Internet division services resellers and retailers who are focused on the consumer market. Customers include large retailers such as mass merchants and national computer chain stores; Internet resellers; and independent retailers. Customers served by this division often require unique services and support, such as demand projections, customized marketing programs and product stocking support.

Merisel Canada's inside sales and technical specialists are trained for efficiency and responsiveness. This efficiency is augmented by Merisel's screen-synchronization technology, which automatically displays a customer profile on the sales representative's computer screen when a customer calls Merisel. The Company's systems allow its sales representatives to enter customer orders, obtain descriptive information regarding products, check inventory status, determine customer credit availability, and obtain special pricing and promotion information. In addition, customers may access SELline II, Merisel's electronic business and information service, which offers ordering options and access to most of the above information 24 hours a day, seven days a week. Merisel Canada also provides resellers with direct access to technical support engineers through a dedicated hotline, offering specialized pre-sale and post-sale technical support for product lines sold by Merisel. In addition, Merisel's technical engineers provide regular product training for Merisel's sales representatives to help them increase their product knowledge and their ability to answer resellers' questions.

Merisel's software licensing business caters specifically to resellers who serve the software needs of corporate, institutional and government clients. This business serves its customers through a team of highly trained sales representatives that receive cross-training on all of the products sold through the business. This cross training is unique in the industry and leads to enhanced customer service with every sales representative trained to assist customers with every software product. Customer service (particularly with respect to the complexities of manufacturers' licensing processes), quick response to bid requests, and electronic ordering capabilities are critically important to software licensing customers. Merisel has had a long-standing reputation as a leader in these areas and is currently leveraging this positive reputation in the marketplace to rebuild and grow its software licensing business.

Prompt Delivery. By 1996, Merisel's Information and Logistics Efficiency System ("MILES") had been installed in all of the Company's distribution centers in the U.S. and Canada. The successful implementation of MILES has resulted in high rates of inventory and shipping accuracy. The Company believes that its shipping accuracy rates are the highest in the industry at 99.993%. For shipment of boxed products through Merisel Canada, orders received by 6:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. Merisel delivers products from its distribution centers via Purolator Courier, UPS and other carriers by customer request. Most customers receive orders within one or two working days of shipment. Merisel also provides customer-paid overnight air handling upon request. These services allow resellers to minimize inventory investment and serve their customers responsively. To expedite delivery and further minimize reseller inventories, Merisel also provides fulfillment services, through which the Company ships orders directly to resellers' customers.

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

Information Services. Merisel provides its reseller customers with detailed information on products, pricing, promotions and developments in the industry. The Company's corporate and Merisel Canada Web sites and SELline II offer technical product information on thousands of products and links to many of the industry's leading manufacturers. In addition, resellers can obtain current information on programs and services, daily product promotions, and strategic Merisel announcements. They can also download return-authorization and system-return forms, and track product shipments with links to Purolator, UPS and Federal Express. Merisel's Web site also offers secure, 24-hour access to SELline II, Merisel's electronic business and information service, so resellers can place their product orders through the site. SELline II provides resellers with real-time access to pricing information, credit information, technical descriptions, product availability and promotional information. Merisel also utilizes EDI systems to allow large-volume customers to communicate with the Company's computer system directly for order processing and account data. The Company also offers API business-to-business connections, which allow resellers and manufacturers to directly connect their systems to Merisel's SAP system, enabling supply-chain integration and synchronization.

Optisel

Customers and Customer Services. Optisel is actively recruiting customers that it can service solely with its existing back-end logistics and distribution capability prior to completion of the front-end interface. Optisel recently signed an agreement with an established European conglomerate to provide logistics-only services that augment the client's third-party distribution efforts into the U.S. marketplace. The initial assignment under the agreement is short-term but there is potential for additional opportunities with that customer. In addition, in connection with the MOCA sale, the Company entered into a services agreement under which MOCA outsourced the operation of its IT systems and distribution and logistics functions, which are being provided by Optisel. This agreement, which provided for a minimum six-month term, has been extended through the end of July and may be extended at Arrow's option through the end of October 2000 and beyond with mutual agreement of the parties. While Optisel offers traditional product-fulfillment services to any company that seeks logistics expertise, Optisel will ultimately offer a full suite of logistics and e-services to e-tailers and to manufacturers and retailers who sell their products through traditional channels and are looking to move into the e-commerce business.

Warehousing and Fulfillment. By utilizing Merisel state-of-the-art distribution centers and leveraging the Company's advanced Merisel Information and Logistics Efficiency System ("MILES"), Optisel offers its clients inventory and shipping accuracy rates that the Company believes are among the highest available in the world today at 99.993%. Orders received by 6:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. Optisel ships product primarily via UPS and FedEx, and via other carriers by client request. Most orders are received within one or two working days of shipment. Optisel also offers overnight air handling upon request.

Operations, Distribution and Systems

Locations. At March 31, 2001, the Company operated four distribution centers in North America: two in the United States and two in Canada.

Systems. Merisel has made significant investments in advanced computer and warehouse management systems for its North American operations to support sales growth and improve service levels. All of Merisel's distribution centers utilize the MILES computerized warehouse management system, which uses infrared bar coding and advanced computer hardware and software to improve shipping, receiving and picking accuracy rates. See "Customers and Customer Services -- Prompt Delivery" above.

In 1993, the Company began designing an SAP R/3 enterprise-wide information system that would integrate all functional areas of the business, including sales and distribution, inventory management, financial services, and marketing, in a real-time environment. Merisel converted its Canadian operations from a mainframe system to the new SAP system in August 1995, and successfully completed the conversion of its U.S. operations in April 1999. The system is designed to support business growth by providing greater transaction functionality, increased flexibility, enhanced reporting capabilities, and custom-pricing applications. Prior to implementing SAP R/3 for its U.S.
operations, Merisel implemented a new version of SELline. This Web-based application was built on a Microsoft platform and provides enhanced procurement and inquiry functions to Merisel's resellers as well as real-time interfaces to SAP R/3.

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

In support of the Optisel business, Merisel's core systems are being expanded. Enhancements have been made to SAP R/3 to add functionality needed for the logistics model. This functionality includes new interfaces to SAP for automated purchase order and SKU set-up, as well as capability to carry zero-priced products in the system and charge fees for services. Additionally, the SAP R/3 system has been upgraded to the latest version of SAP (4.6D). This version of SAP provides broader capability for interfacing directly to SAP and for accessing real-time information. Further development is currently underway to provide support for the e-services aspect of Optisel's business. This development includes the set-up and configuration of Siebel 2000, as well as corresponding changes to SAP R/3 needed to support the Siebel environment. Siebel 2000 is expected to provide the Company with functionality that includes Web-based order entry and inquiry, call center support, content management, marketing management, and reporting. Siebel 2000 will have real-time connections to SAP for seamless order fulfillment.

Competition

Competition  in  the  computer  products   distribution   industry  is  intense.
Competitive factors include price, breadth and availability of products and services, credit availability and financing options, shipping accuracy, speed of delivery, availability of technical support and product information, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources than Merisel. Merisel's principal competitors for its Canadian distribution and software licensing businesses include large United States-based distributors such as Ingram Micro and Tech Data, as well as regional distributors and franchisers. Merisel also competes with manufacturers that sell directly to computer resellers and end users, sometimes at prices below those charged by Merisel for similar products, and larger resellers and e-tailers that sell to resellers. The Company believes its broad product offering, product availability, prompt delivery and support services may offset a manufacturer's price advantage. In addition, many manufacturers concentrate their direct sales on large computer resellers because of the relatively high costs associated with dealing with small-volume computer resellers.

Because Optisel will offer services ranging from Internet-based transaction functionality and electronic services to warehousing and product fulfillment, this business will compete in both the e-services and logistics industries, both of which are intensely competitively. Within the e-services industry, Optisel will compete with several small e-services companies, such as Aqueduct (formerly BuyNow.com), Digital River, and Escalate, many of which began operating in the 1998/1999 timeframe and which cater to manufacturers and retailers. In addition, it is anticipated that there may be new entries into the marketplace by independent software vendors (ISVs) that offer ASP services or large data centers/hosting companies, such as EDS. Within the logistics industry, Optisel competes with (i) traditional third-party logistics providers, such as Excel Logistics and GATX Logistics; (ii) the logistics arms of well-known carriers, such as FedEx, UPS, and Purolator Courier; and (iii) a variety of traditional distributors, such as Ingram Micro, Tech Data, and Fingerhut, that are newly leveraging their core competencies to compete in the fee-based logistics arena. Some traditional distributors, such as Ingram Micro and Tech Data, are also establishing e-services capabilities to augment their logistics services offerings.

Management believes that the principal competitive factors in the e-services industry are speed to market, cost and system scalability and that the principal competitive factors in the logistics industry are accuracy, cost and systems capabilities. Management believes Optisel's full spectrum of services will assist it in competing against companies with service offerings that are limited to either e-services or logistics. Many of Optisel's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Optisel. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with smaller competitors. Optisel may be unable to compete successfully against current and future competitors, and any inability to do so could have a material adverse effect on Optisel's business.

Variability of Quarterly Results and Seasonality

Historically, the industry in which the Company operates has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future with respect to its Canadian distribution and U.S. software licensing businesses. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis, and the results for any quarterly period may not be indicative of results for a full fiscal year.

Additionally, in Canada, the Company's net sales in the first and fourth quarters have been historically higher than in its other two quarters. Management believes that the pattern of higher first and fourth quarter sales is partially explained by buying patterns of Canadian government agencies in the first quarter and customer buying patterns relating to calendar year-end business and holiday purchases in the fourth quarter. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. The Company expects that it would also experience this type of seasonality in its Optisel business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Employees

As of March 31, 2001, Merisel had approximately 570 employees, of which 404 were employees of Merisel Canada. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.

Environmental Compliance

The Company believes that it is in substantial compliance with all environmental laws applicable to it and its operations.

Certain Business Factors

In addition to the other information in this report, readers are cautioned to carefully consider the following business factors that may affect the future operations and performance of the Company.

Gross Margin Pressure. Historically, the computer distribution industry in general and the Company in particular have experienced declines in gross margins. The decline has resulted in part from a reduction in manufacturer rebates and changes by manufacturers in terms and conditions, which have resulted in a shift of costs to distributors, and economies of scale achieved by growing distributors that decreased their costs. Merisel Canada attempts to address the gross margin issue through pricing and other actions. If these efforts to increase or maintain gross margins are not successful or if an increase in gross margins results in a significant decline in sales volumes without a corresponding decrease in operating expenses, Merisel Canada may not be able to achieve satisfactory levels of profitability.

Vendor Terms and Conditions. Like other wholesale distributors, Merisel Canada's business is subject to the risk that the value of its inventory will be affected adversely by vendor price reductions or by product obsolescence resulting from technological changes or product updates. It is the policy of most manufacturers of microcomputer products to protect distributors who purchase directly from them from the loss in value of inventory due to product obsolescence or the manufacturer's price reductions. Over the past few years, certain major PC manufacturers that are among Merisel Canada's largest vendors have reduced the availability of price protection for distributors and changed other terms and conditions. Through buying procedures and controls to manage inventory purchases, Merisel Canada seeks to reduce potential future adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. There is no assurance that such efforts will be successful in the future in preventing a material adverse effect on the Company. Unforeseen changes in current price protection policies or other changes in terms and conditions of any of Merisel Canada's major vendors could have a material adverse effect on the Company.

Dependence on Key Vendors. In 2000, 57.8% of Merisel Canada's net sales were derived from products supplied by its 10 largest vendors, as compared to 67.1% in 1999 and 69.9% in 1998. As is customary in the industry, the Company's agreements with these vendors provide non-exclusive distribution rights and may generally be terminated by the vendor on short notice. The termination of the Company's distribution agreement with one of its key vendors, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company. Over the last couple of years, several large manufacturers have elected to reduce their number of distribution relationships, and the Company expects that this trend is likely to continue. Future decisions by manufacturers to reduce their number of distribution partners could result in Merisel Canada's loss of vendors, which could have a material adverse effect on the Company.

Size of Competitors. The Company's competitors in its Canadian distribution and U.S. software licensing businesses include distributors with businesses that are substantially larger than the Company's. Because of their size and the fact that many of these larger competitors operate world-wide businesses, these firms can achieve greater economies of scale than the Company and may be able to form stronger relationships with manufacturers. The Company does not believe that it can achieve operating expense levels as a percentage of sales as low as those that can be achieved by its much larger competitors. A continuation of industry consolidation not involving the Company may exacerbate this disadvantage. Many of Optisel's competitors for both e-services and logistics services are larger and have substantially greater resources than Optisel, which may permit them to offer more competitively priced-services. See "Competition" above.

Direct Sales by Manufacturers. Several computer product manufacturers have expanded their direct selling efforts to resellers and end users. Although the Company does not believe that its business has been significantly affected by these developments, continued efforts by manufacturers to change their businesses to compete with the direct sales model by increasing sales of computer products outside the traditional distribution channel may have a material adverse effect on the Company.

Customer Credit Exposure. Through its Canadian distribution and U.S. software licensing businesses, the Company sells products to a large customer base of value-added resellers, commercial resellers, retailers and Internet resellers. A significant portion of such sales is financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of its customers, resulting in the customers' inability to repay the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers.

Size of Software Licensing and Optisel Businesses. The Company's U.S. software licensing and Optisel businesses are not currently profitable and are not generating sufficient revenue to cover required fixed expenses to operate these businesses. Because these are the only businesses comprising the Company's U.S. operations, which have significant fixed operating and overhead costs, these businesses may not be viable if they do not grow substantially or if their revenues were to decrease.

Item 2. Properties.

At March 31, 2001, the Company maintained distribution centers in two locations in the United States and two locations in Canada. Additionally, the Company maintains United States administrative and sales offices in El Segundo, California; offices for Optisel in Charlottesville, Virginia; and Canadian administrative and sales offices in Toronto, Ontario; Montreal, Quebec; and Vancouver, British Columbia.

The Company's headquarters are located in El Segundo, California, where the Company leases a 50,700 square-foot facility.

The Company owns a 61,000 square-foot facility and 29 acres of undeveloped land in Cary, North Carolina, which the Company is seeking to sell. All of the Company's other facilities are leased. The Company believes that its facilities provide sufficient space for its present needs.

In connection with the Company's wind-down of its U.S. distribution business, the Company closed four U.S. distribution facilities during the third quarter of 2000 and one U.S. distribution facility during the fourth quarter of 2000.

Item 3. Legal Proceedings.

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.


Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

The Company's Common Stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol MSEL. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the National Market. All stock prices are closing prices per The Nasdaq Stock Market, as adjusted by a one-for-ten reverse stock split that was effective February 14, 2001.

                                            High              Low
                Fiscal Year 1999
                     First quarter....       28 3/4           12 1/2
                     Second quarter...       31 7/8           11 9/16
                     Third quarter....       24 3/8           15
                     Fourth quarter...       17 13/16         11 9/16
                Fiscal Year 2000
                     First quarter....       31 1/4           11 1/4
                     Second quarter...       17 3/16          7 3/16
                     Third quarter....       12 3/16          5 5/8
                     Fourth quarter...       6 7/8            1 9/16


As of March 31,  2001,  there were 909 record  holders of the  Company's  Common
Stock.

Merisel has never declared or paid any dividends on its Common Stock.

Information on the sale of 150,000 shares of convertible preferred stock ("Convertible Preferred") to an affiliate of Stonington Partners, Inc. is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Debt Obligations, Financing Sources and Capital Expenditures." The issuance of the Convertible Preferred was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction constituted a private placement and did not involve a public offering.




Item 6. Selected Financial Data.

                                                                       Year Ended December 31,
                                                    1996          1997         1998          1999          2000
                                                -----------   -----------   -----------  -----------   -----------
                                                              (In thousands, except per share amounts)
Income Statement Data:(1, 2 and 3)
Net sales.....................................  $ 5,176,475   $ 3,591,056   $ 3,937,930   $4,231,396    $2,093,529
Cost of sales.................................    4,923,070     3,385,585     3,721,651    4,046,094     2,020,111
                                                -----------   -----------   -----------  -----------   -----------
Gross profit..................................      253,405       205,471       216,279      185,302        73,418
Selling, general & administrative expenses....      282,780       176,173       180,090      211,990       176,752
Restructuring charge..........................                                                 3,200        17,636
Impairment losses.............................       42,033        14,100                      3,800        52,833
Litigation related charge.....................                                                12,000
                                                -----------   -----------   -----------  -----------   -----------
Operating (loss) income.......................      (71,408)       15,198        36,189      (45,688)     (173,803)
Interest expense..............................       39,080        28,608        17,125       17,849        10,920
Loss on sale of European, Mexican, and
Latin American operations.....................       33,455
Debt restructuring costs......................                      5,230
Other expense, net............................       17,508        11,495        17,096       21,926         5,382
                                                -----------   -----------   -----------  -----------   -----------
(Loss) income before income taxes.............     (161,451)      (30,315)        1,968      (85,463)     (190,105)
(Benefit) provision for income taxes..........        1,539           496           417          939           620
                                                -----------   -----------   -----------  -----------   -----------
Net (loss)  income from  continuing  operations
before extraordinary item.....................     (162,990)      (30,631)        1,551      (86,402)     (190,725)
Discontinued operations:
Income from discontinued operations                  22,615        18,534        16,959       25,234        20,757
Gain on sale of discontinued operations                                                                     25,178
                                                -----------   -----------   -----------  -----------   -----------
(Loss) income before extraordinary item.......     (140,375)      (12,097)       18,510      (61,168)     (144,790)
Extraordinary (loss) gain on extinguishment of
debt, net.....................................                     (3,744)                                  49,003
                                                -----------   -----------   -----------  -----------   -----------
Net (loss) income.............................    $(140,375)     $(15,841)      $18,510     $(61,168)     $(95,787)
                                                ===========   ============  ===========  ===========   ===========

Share Data (4):
Net (loss) income per diluted share...........  $   (46.79)   $     (4.77)  $      2.30  $     (7.62)  $    (12.01)
Weighted average number of diluted
   Shares.....................................        3,000         3,322         8,049        8,028         8,031
Balance Sheet Data: (2)
Working capital...............................  $   159,627   $   169,164   $   132,616  $   117,340   $     6,166
Total assets..................................      681,129       696,104       834,458      736,206       178,281
Long-term and subordinated debt...............      294,763       133,429       131,856      130,264        23,803
Total debt....................................      294,950       133,429       135,657      133,170        25,166
Stockholders' equity..........................       14,997       137,508       154,253       95,173        13,418

(1) Merisel's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel has described fiscal years presented as if the year ended on December 31. Except for 1997, all fiscal years presented were 52 weeks in duration. The selected financial data set forth above includes those balances and activities related to the Company's Australian business until its disposal effective January 1, 1996 and the Company's European, Mexican and Latin American businesses until their disposal on October 4, 1996, effective as of September 27, 1996. It also includes results of the Company's wholly owned subsidiary Merisel FAB, Inc. through its disposal as of March 28, 1997.

(2) The Company has reclassified certain items in its 1996, 1997 and 1998 financial statements to conform to the 1999 and 2000 presentations. These reclassifications principally consist of costs associated with the Company's flooring arrangements. The impact to the 1996, 1997 and 1998 financial statements is to reduce general and administrative expenses by $2,998,000, $3,002,000 and $4,461,000, respectively, to decrease net sales by $1,349,000, $1,351,000 and $2,007,000, respectively, and to increase interest expense by $1,649,000, $1,651,000, and $2,454,000, respectively.

(3) The Company has reclassified its consolidated financial statements to exclude results related to the MOCA business unit, which are included in discontinued operations.

(4)  Per  share  amounts  and  weighted   average   common  shares   outstanding
     calculations reflect the impact of a one-for-ten reverse stock split that was effective February 14, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow. Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel, which will leverage the Company's distribution and logistics capabilities to operate an e-services and logistics business. As a result, Merisel today operates a Canadian distribution business, a U.S. software licensing business and Optisel.

Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale to Arrow of its MOCA business unit, which provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to authorized resellers. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179.8 million of which approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price the Company realized a gain, net of costs associated with the sale, of approximately $25.2 million. In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.25 million, which will be recorded in the quarter ended March 31, 2001.

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

Contraction of U.S. Distribution Business

With respect to the U.S. distribution business, in December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, such business would focus solely on software licensing and the balance of the U.S. distribution business would be wound down. Although the wind-down was substantially completed by the end of the first quarter of 2001, the Company has substantial remaining obligations related to the U.S. distribution business, primarily with respect to leases, vendors and employee severance. See "Liquidity and Capital Resources" below.

Optisel Business

With the significant contraction of the U.S. distribution business, the Company began exploring possibilities for leveraging its distribution and logistics capabilities to generate services revenue utilizing the Company's core competencies. Following the sale of MOCA, on November 10, 2000 the Company acquired substantially all the assets of Charlottesville, Virginia-based Value America, Inc. for a purchase price of $2,375,000. Through the Company's newly formed subsidiary Optisel, the Company will conduct its logistics and electronic services business, offering a complete turnkey e-commerce solution to manufacturers and retailers who sell their products through traditional channels and are looking to move into the e-commerce arena. Optisel will provide future clients with a front-end Web-based customer interface and other e-service offerings, including marketing and advertising services, web development and design, and interactive call center management and customer service, that will complement Merisel's existing back-end logistics and distribution capability. The Company expects to complete the development of the front-end interface and required systems integration by the end of the third quarter of 2001. Optisel is recruiting customers for its existing back-end logistics and distribution capability prior to completion of the front-end interface. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel is providing fee-based distribution and logistics services and IT services for MOCA. The agreement, which provided for a minimum six-month term, has been extended through the end of July and may be extended at Arrow's option through the end of October 2001 and beyond with mutual agreement of the parties. Optisel will not generate any additional revenues until at least mid-2001, and is not expected to achieve break-even results until 2002 or later. Optisel currently employs 61 associates, excluding IT resources shared with the Canadian distribution and software licensing businesses, and is expected to have direct operating expenses for 2001 of between $5,000,000 and $8,000,000.

Results of Operations

Including  discontinued   operations,   the  Company  reported  a  net  loss  of
$95,787,000, or $12.01 loss per share, for 2000, compared to a net loss of $61,168,000, or $7.62 loss per share, for 1999 and net income of $18,510,000, or
$2.30 per diluted share, for 1998. These results include net income from discontinued operations of $20,757,000, $25,234,000 and $16,959,000 for 2000,
1999 and 1998, respectively. The discussion and analysis below is limited to the Company's continuing operations and includes the U.S. distribution business.

Comparison of Fiscal Years Ended December 31, 2000 and December 31, 1999

The Company's net sales decreased 50.5% from $4,231,396,000 in 1999 to $2,093,529,000 for the year ended December 31, 2000. Net sales for 2000 include $660,216,000 generated by the Canadian distribution business. This decrease resulted from sales declines of 56.7% and 28.7% for the U.S. and Canadian distribution businesses, respectively. The decrease in net sales for these businesses was due to a number of factors. The decrease experienced in the first part of 2000 primarily resulted from restructuring activities during the first half of the first quarter and from decreased customer orders in reaction to Merisel's price changes implemented in the latter half of the first quarter. The decline in sales contributed to excess inventory positions resulting in a delay in some vendor payments while inventory levels were reduced to be in line with the lower sales levels. These circumstances, combined with vendor concern caused by the bankruptcy filings of three major distributors during the first half of 2000, contributed to a significant loss of vendor credit support. This loss of credit support affected the Company's ability to obtain sufficient inventory in the U.S. distribution business, which significantly reduced product availability and caused further declines in sales for the U.S. distribution business, leading to the ultimate decision to wind down the U.S. distribution business. Management believes that the sales decline experienced by the Canadian distribution business resulted primarily from management's need to focus on problems in the U.S. distribution business and diminished vendor credit support, due primarily to heightened vendor concerns regarding the U.S. business, and related product availability challenges. Revenues for the Optisel business for 2000 were $1,587,000, all of which were generated by the MOCA transition services agreement.

In the Canadian distribution business, hardware and accessories accounted for 78% of net sales and software accounted for 22% of net sales for the year ended December 31, 2000 as compared to 81% and 19%, respectively, for such categories for the year ended December 31, 1999. The U.S. distribution business will focus solely on software licensing in the future.

Gross profit  decreased 60% from  $185,302,000  in 1999 to  $73,418,000 in 2000, which primarily reflects the decline in sales in the 2000 period and adjustments to inventory, accounts receivable and vendor related reserves to reflect current realizable value. Gross profit as a percentage of sales, or gross margin, decreased from 4.38% in 1999 to 3.51% in 2000. Gross margins in the U.S. and Canadian distribution businesses were 2.53% and 5.51%, respectively, for 2000, compared to 3.90% and 6.10%, respectively, for 1999. Additional factors that contributed to lower margins were the sale of products by the U.S. distribution business at cost during the wind-down period, a shift in product mix toward lower margin products, and lower back-end rebates.

Selling, general and administrative expenses decreased by $35,238,000 or 16.6% from $211,990,000 for the year ended December 31, 1999 to $176,752,000 for the year ended December 31, 2000. Selling, general and administrative expenses as a percentage of sales increased from 5.0% of sales in 1999 to 8.4% for the same period in 2000, due primarily to reduced sales volumes in relation to fixed costs.

During the third quarter of 2000, the Company announced a restructuring plan that would significantly reduce its facilities and workforce. As a result, the Company recorded a restructuring charge of $10,964,000 in the third quarter of 2000. In December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. As a result, the Company recorded a restructuring charge of $6,672,000 in the fourth quarter of 2000.

During 2000, the Company recorded aggregate impairment losses of $52,833,000 consisting of a second quarter charge of $19,487,000 related to the impairment of goodwill attributable to the U.S. distribution business, a $20,808,000 fourth quarter charge to adjust the carrying value of the Company's SAP operating system to its fair value, and third and fourth quarter charges totaling $12,538,000 for impairment of redundant and non-used assets primarily resulting from the restructuring and wind-down of the U.S. distribution business.

As a result of the above items, the Company had an operating loss from continuing operations of $173,803,000 for the year ended December 31, 2000 compared to an operating loss of $45,688,000 for the year ended December 31, 1999. Excluding the restructuring-related charges and the asset impairment charges, the Company would have had an operating loss of $103,334,000 in 2000.

Interest Expense; Other Expense; Income Tax Provision

Interest expense for the Company decreased 38.8% from $17,849,000 for the year ended December 31, 1999 to $10,920,000 for the year ended December 31, 2000, which was primarily a result of purchases by the Company of outstanding debt securities. See "Extraordinary Gain" below.

Other expense for the Company decreased from $21,926,000 for the year ended December 31, 1999 to $5,382,000 for the year ended December 31, 2000. The decrease is primarily related an $8,917,000 gain recorded on the sale in September 2000 of the building in El Segundo, California owned by the Company, a $1,538,000 gain recorded on the sale of the Company's Marlborough, Massachusetts call center in January 2000 and a $7,810,000 reduction in asset securitization fees related to lower balances outstanding during the year as a result of lower sales.

The income tax provision decreased from $939,000 for the year ended December 31, 1999 to $620,000 for 2000. In both years, the income tax provision provides for only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years to offset U.S. federal income taxes. The Company has not recognized a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. A valuation allowance has been fully established against available net operating loss carry forwards. See "Notes to Consolidated Financial Statements - Note 11 - Income Taxes".

Extraordinary Gain

During 2000, the Company purchased $101,197,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2005 (the "12.5% Notes") for an aggregate cost of $50,982,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $49,003,000 in 2000.

Consolidated Net Loss

The Company reported a net loss of $61,168,000, or $7.62 loss per share, in 1999 compared to a net loss of $95,787,000, or $12.01 loss per share, in 2000.

Comparison of Fiscal Years Ended December 31, 1999 and December 31, 1998

The Company's net sales increased 7.5% from $3,937,930,000 in 1998 to $4,231,396,000 for the year ended December 31, 1999. This increase resulted from sales growth of 6.7% and 10.3% for the U.S. and Canadian distribution businesses, respectively. Sales growth resulted primarily from growth in the retail customer and national/major customer groups.

In the Canadian distribution business, hardware and accessories accounted for 81% of net sales and software accounted for 19% of net sales for the year ended December 31, 1999 as compared to 82% and 18%, respectively, for such categories for the year ended December 31, 1999.

Gross profit decreased 14.3% from  $216,279,000 in 1998 to $185,302,000 in 1999.
Gross profit as a percentage of sales, or gross margin, decreased from 5.49% in 1998 to 4.38% in 1999. Gross margins in the U.S. and Canadian distribution businesses were 3.90% and 6.10%, respectively, for 1999, compared to 5.33% and 6.08%, respectively, for 1998. Margins for the U.S. distribution business were negatively affected by (i) changing vendor terms and conditions, including a reduction in vendor rebates and an increase in price protection exposure, (ii) competitive pricing pressures, and (iii) sales of comparatively lower margin systems product increasing at a greater rate than higher margin product as a result of a significant increase in sales of Compaq product following the launch of Compaq's Distributor Alliance Program under which the Company was one of four distributors and resellers able to source product directly from Compaq. Gross profit for 1999 was further negatively affected by an $8.1 million charge taken in the fourth quarter of 1999 reflecting higher than historical inventory-related provisions. That charge is in addition to the obsolescence reserves that are accrued in the normal course of business throughout the year, and was taken to address the increased exposure related to inventory on hand at December 31, 1999 due in part to the factors noted above. Excluding this charge, gross margins would have been 4.57%.

Selling, general and administrative expenses increased by $31,900,000 or 17.7% from $180,090,000 for the year ended December 31, 1998 to $211,990,000 for the year ended December 31, 1999. Selling, general and administrative expenses as a percentage of sales increased from 4.6% of sales in 1998 to 5.0% for the same period in 1999. Contributing to the increase for the year were depreciation expenses related to the SAP R/3 operating system and other strategic initiatives, which were part of an overall increase in depreciation expense of $11,289,000, or an increase from $10,046,000 in 1998 to $21,335,000 for 1999.
Additionally, the Company incurred $1,821,000 in post "go-live" costs for expenses associated with the SAP implementation; and payroll and payroll-related costs of employees directly associated with the SAP project, which had been capitalized in periods prior to implementation. Costs associated with Year 2000 compliance of approximately $2,179,000 were also incurred during 1999. The remaining increase in selling, general and administrative expenses relates primarily to increased variable costs in support of sales growth.

Results for the year also reflected the $21,000,000 charge recorded by the Company in the first quarter of 1999 relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the 12.5% Notes, offset in part by the $9,000,000 insurance recovery recorded by the Company in the second quarter.

In connection with the Company's plan to combine its U.S. and Canadian distribution businesses announced in December 1999, the Company evaluated the fixed asset investments that were made to support those business units. As a result, in the fourth quarter of 1999 the Company recorded a $3,800,000 non-cash asset impairment charge related to redundant assets resulting from the combination.

In the fourth quarter of 1999, the Company announced that, in connection with the combination of its U.S. and Canadian distribution businesses, it would reduce its workforce by approximately 400 full-time positions. The planned reduction, which was effective in January 2000, was accomplished through the elimination of duplicative positions in marketing, product and inventory management, and sales under the newly formed North American distribution business unit, and by the realignment of finance and administrative functions. This workforce reduction included the elimination of approximately 85 full-time positions through the sale of the Company's Marlborough call center during the first quarter of 2000 and the anticipated reduction of another 125 positions through not filling attrition-related vacancies. As a result, the Company recorded a restructuring charge of $3,200,000 in the fourth quarter of 1999 that primarily consists of termination benefits including severance pay and outplacement services to be provided to the approximately 190 employees that were involuntarily affected by the reduction in workforce.

As a result of the above items, the Company had an operating loss of $45,688,000 for the year ended December 31, 1999 compared to operating income of $36,189,000 for the year ended December 31, 1998. Excluding the restructuring-related charge, the asset impairment charge and the litigation-related charge, net of related recovery, taken in 1999, the Company would have had an operating loss of $26,688,000 in 1999.

Interest Expense; Other Expense; Income Tax Provision

Interest expense for the Company increased 4.2% from $17,125,000 for the year ended December 31, 1998 to $17,849,000 for the year ended December 31, 1999. This increase was primarily attributable to increases in average borrowings outstanding under the Company's revolving line of credit.

Other expense for the Company increased from $17,096,000 for the year ended December 31, 1998 to $21,926,000 for the year ended December 31, 1999. The increase is primarily attributable to an increase in asset securitization fees due to increased sales of accounts receivable and an increase in the underlying rate associated with the fees that the Company pays on the sale of receivables.

The income tax provision increased from $417,000 for the year ended December 31, 1998 to $939,000 for 1999. In both years the income tax provision provides for only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years to offset U.S. federal income taxes. The Company did not recognize a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. The provision for 1999 also includes approximately $400,000 in reserves against tax exposure related to outstanding tax issues under review by tax agencies. See "Notes to Consolidated Financial Statements - Note 11 - Income Taxes."

Consolidated Net Income

The Company reported net income of $18,510,000, or $2.30 per diluted share, in 1998 compared to a net loss of $61,168,000, or $7.62 loss per share, in 1999.


Variability of Quarterly Results and Seasonality

Historically, the industry in which the Company operates has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future with respect to its Canadian distribution and U.S. software licensing businesses. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis, and the results for any quarterly period may not be indicative of results for a full fiscal year.

Additionally, in Canada, the Company's net sales in the first and fourth quarters have been historically higher than in its other two quarters. Management believes that the pattern of higher first and fourth quarter sales is partially explained by buying patterns of Canadian government agencies in the first quarter and customer buying patterns relating to calendar year-end business and holiday purchases in the fourth quarter. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. The Company expects that it would also experience this type of seasonality in its Optisel business.
See "Liquidity and Capital Resources."

Liquidity and Capital Resources

Cash Flows Activity for the Year Ended December 31, 2000

Net cash used by operating activities of continuing operations during the year ended December 31, 2000 was $70,764,000. The primary use of cash is a decrease in accounts payable of $371,382,000 and the net loss for the year, excluding the non-cash charges for depreciation and bad debt provisions. The accounts payable decrease was primarily the result of the termination of vendor relationships of the U.S. distribution business. The decrease was offset by declines in inventory of $300,157,000 and in accounts receivable of $77,613,000, both of which were also primarily related to the wind-down of the U.S. distribution business excluding software licensing.

Net cash provided by investing activities in 2000 was $132,353,000 and related to cash proceeds of $14,123,000 from the sale of the Company's El Segundo building in September 2000, cash proceeds of $1,765,000 from the sale of the Marlborough, Massachusetts call center in January 2000 and cash proceeds of $120,593,000 from the sale of MOCA in October 2000.

Net cash used for financing activities in 2000 was $42,730,000 and consisted primarily of $50,982,000 used to purchase $101,197,000 aggregate principal of the 12.5% Notes, which was offset by $15,000,000 of proceeds from the issuance of Convertible Preferred. In addition, $6,807,000 was used to make repayments under capitalized lease obligations and promissory notes, including $4,057,000 related to the El Segundo building sold in September 2000.

Cash Flows Activity for the Year Ended December 31, 1999

Net cash provided by operating activities of continuing operations during the year ended December 31, 1999 was $20,553,000. The primary sources of cash include a decrease in inventory of $99,344,000, a decrease in accounts receivable of $8,571,000 and a decrease in other prepaid and tax assets. The inventory decrease resulted in part from a stricter enforcement of payment terms by some of the Company's larger vendors, which impacted credit lines. The Company also took actions to reduce inventory in order to counter inventory risk associated with changing vendor terms and conditions, particularly related to price protection policies. The decrease in receivables is related primarily to decreased marketing and cooperative advertising and other vendor receivables resulting from changes in vendor programs and a decreased volume of pass-through programs. The primary uses of cash were a $48,316,000 reduction in accounts payable and the net loss for the year, excluding the non-cash charges for depreciation and bad debt provisions. Accounts payable declined due to the decrease in inventory noted above and to the stricter enforcement of terms by major manufacturers to more closely match payables with inventory levels.

Net cash used in investing activities in 1999 consisted of capital expenditures of $29,013,000. The expenditures were primarily related to costs associated with information systems, including systems for enhancing electronic services and growing the Company's infrastructure, developing and implementing the SAP operating system, developing the Company's configuration and co-location capabilities, and upgrading warehouse systems and other Company facilities.

Net cash used by financing in 1999 was $3,145,000 and was comprised primarily of scheduled repayments against promissory notes outstanding.


Cash Flows Activity for the Year Ended December 31, 1998

Net cash provided by operating activities of continuing operations during the year ended December 31, 1998 was $53,066,000. The primary sources of cash include an increase in accounts payable of $126,734,000. The primary uses of cash were an increase in accounts receivable of $44,269,000 and an increase in inventory of $52,806,000. The increase in accounts receivable is primarily the result of increased sales during 1998. The increase in inventory is primarily attributable to large purchases near the end of the fourth quarter made with the expectation of a higher sales volume that did not materialize. The increase in inventories also contributed to the increase in accounts payable.

Net cash used in investing activities in 1998 consisted of capital expenditures of $50,067,000. The expenditures were primarily related to costs associated with development of SAP and with other information systems as well as the purchase by the Company of its call center facility in Cary, North Carolina.

Net cash used by financing in 1998 was $891,000 and was comprised of scheduled debt payments of $1,572,000, offset in part by proceeds received from the issuance of common stock.

Debt Obligations, Financing Sources and Capital Expenditures

During 2000, the Company purchased $101,197,000 aggregate principal amount of its 12.5% Notes for an aggregate cost of $50,982,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $49,003,000 in 2000. At December 31, 2000, Merisel, Inc. had outstanding $23,803,000 principal amount of the 12.5% Notes. In January 2001, the Company purchased an additional $20,175,000 of the 12.5% Notes, reducing the outstanding balance of the 12.5% Notes to $3,628,000, which were redeemed in February 2001. As a result, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged.

Merisel Americas was party to a Loan and Security Agreement dated as of June 30, 1998 with Bank of America NT&SA, acting as agent, that provided for borrowings on a revolving basis. In October 2000, the Company cancelled the facility.

The Company has historically obtained a large portion of its working capital financing under receivables securitization facilities. Under its U.S. securitization facility, the Company would sell its trade receivables on an ongoing basis to its wholly owned subsidiary Merisel Capital Funding, Inc., which in turn would sell such receivables to a securitization company, yielding proceeds equal to a percentage of the receivables that had been sold and remained outstanding at any point in time. In connection with the sale of the MOCA business to Arrow, the U.S. securitization facility was amended to terminate MOCA's participation in the facility upon completion of the sale to Arrow. The amendment also reduced the maximum proceeds available under the facility to $60 million through November 15, 2000 and to declining amounts thereafter until the termination of the facility on January 31, 2001. The Company terminated the facility on November 3, 2000.

Effective December 15, 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sold receivables to the securitization company, yielding proceeds of up to $150,000,000 Canadian dollars at any point in time. The agreement expired on January 12, 2001, at which date Merisel Canada entered into an agreement providing for a new financing facility described below.

Under the securitization facilities, the receivables are sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 2000, the total amount outstanding under the Merisel Canada agreement was $46,941,000. Fees incurred in connection with the sale of accounts receivable under all agreements for the years ended December 31, 2000, December 31, 1999 and December 31, 1998 were $11,948,000, $19,744,000, and $17,096,000, respectively, and are recorded as other expense.

Merisel Canada is party to a Loan Agreement dated as of January 12, 2001 (the "Loan Agreement") with Congress Financial Corporation (Canada), acting as agent (the "Agent"), that provides for borrowings on a revolving basis. The Loan Agreement permits borrowings of up to CDN$100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan Agreement are secured by a pledge of substantially all of Merisel Canada's assets, including inventory and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the Agent plus 0.75%, for Canadian dollar-denominated loans, at the prime rate of a U.S. bank designated by the Agent plus 0.25%, for U.S. dollar-denominated loans, or at LIBOR plus 2% for Eurodollar loans. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The Loan Agreement has a termination date of January 12, 2004. As of March 30, 2001, CDN$85,583,000 was outstanding under the Loan Agreement. The Loan Agreement contains various covenants that provide for, among other things, the maintenance of certain financial ratios and certain other restrictions.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.4% of the Company's outstanding common stock, purchased 150,000 shares of Convertible Preferred issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. At December 31, 2000, $677,000 of accrued dividends was recorded.

At December 31, 2000, the Company had $46.9 million in cash and cash equivalents. At March 30, 2001, the Company had $40.9 million in cash and cash equivalents, which reflects the receipt of a net $36.25 million additional payment from Arrow in connection with the sale of MOCA. See "Overview - Discontinued Operations" above.

With respect to the Company's Canadian distribution business, in the opinion of management, anticipated cash from operations in 2001, together with trade credit from vendors and borrowings under Merisel Canada's revolving credit facility, will be sufficient to meet Merisel Canada's requirements for the next 12 months, without the need for additional financing or cash contributions from Merisel Americas. Those requirements include anticipated capital expenditures of less than CDN$2,000,000 during 2001. This assumes, however, that there are not material adverse changes in Merisel Canada's relationships with its vendors, customers or lenders. Any unforeseen event that adversely impacts the industry or Merisel Canada's position in the industry could have a direct and material unfavorable effect on the liquidity of Merisel Canada.

With respect to the Company's U.S. operations, the Company has obligations relating to the wind-down of the U.S. distribution business in addition to working capital and capital expenditure requirements related to its software licensing and Optisel businesses. The Company expects that expenditures related to the wind-down will consume a substantial amount of the Company's cash balance at March 31, 2001 and believes the aggregate amount could be as high as $15 million to $20 million. A large portion of those expenditures will be made in 2001. The Company presently anticipates that capital expenditures for its Optisel and software licensing businesses will be between $4.0 million and $7.0 million for 2001. Management believes that, with its current cash, expected revenues and cash flow from U.S. operations, and its ability to reduce operating expenses, it has sufficient liquidity for the next 12 months.

Inflation

Due to the short-term nature of Merisel's contracts and agreements with customers and vendors, the Company does not believe that inflation had a material impact on its operations.

Asset Management

Merisel's Canadian distribution business attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Inventory levels may vary from period to period, due to factors including increases or decreases in sales levels, special term large-volume purchases, and the addition of new manufacturers and products. The distribution agreements entered into between the Company and its vendors generally provide Merisel with stock-balancing and price-protection provisions that partially reduce Merisel's risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. Stock balancing provisions typically give the distributor the right to return for credit or exchange for other products a portion of the inventory items purchased, within a designated period of time, but are not generally provided by the major PC systems manufacturers. Under price-protection provisions, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions if the distributor complies with certain conditions. In the past few years, certain major PC manufacturers have reduced the availability of price protection for distributors. Through buying procedures and controls to manage inventory purchases, the Company seeks to reduce future potential adverse impact from these changes while balancing the need to maintain sufficient levels of inventory. There is no assurance that such efforts will be successful in the future in preventing a material adverse effect on the Company.

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. In addition, the Company has developed a number of customer financing alternatives, including escrow program. The Company also arranges a wide variety of programs through which third parties provide financing to certain of its customers. These programs include floor plan financing and hardware and software leasing. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. In addition, the Company purchases credit insurance as it deems appropriate. If the Company's receivables experience a substantial deterioration in their collectibility or if the Company cannot obtain credit insurance at reasonable rates, the Company's financial condition and results of operations may be adversely impacted.

Item 7A. Quantitative and Qualitative Market Risk Disclosure

Investments

At December 31, 2000, the Company had cash  investments  of $45,131,000  held in
overnight,   interest-bearing  accounts  invested  through  high-credit  quality financial institutions.

Foreign Currency Risk

The Company purchases forward dollar contracts to hedge commitments to acquire inventory for sale and to hedge short-term advances to its Canadian subsidiary. The Company does not use the contracts for speculative or trading purposes. At December 31, 2000, the Company had seven short-term U.S. dollar forward contracts with a face value of approximately $22,000,000 outstanding. The size of the contracts ranged from $500,000 to $10,726,000 with a weighted average contract value of approximately $3,100,000. Forward rates on the contracts ranged from 1.520 to 1.549 with the weighted average forward rate approximating
1.542. The contracts matured at various dates in January 2001.

Long-term Debt

With respect to its outstanding debt, the Company is subject to risk related to fluctuations in market interest rates. The table below provides information concerning fixed rate long-term debt outstanding at December 31, 2000, including principal amounts maturing each year, average interest rate and fair value. All of such debt was redeemed during the quarter ended March 31, 2001.

                                                                                                Total
                               2001        2002        2003         2004          Total       Fair Value
                               ----        ----        ----         ----          -----       ----------
12.5% Senior Notes          23,803,000      0           0            0         23,803,000     20,930,557
Average Interest Rate         12.5%       12.5%       12.5%        12.5%          12.5%



Asset Securitization

Fees incurred in connection with the sale of trade accounts receivable under the Company's asset securitization agreements typically are based upon commercial paper rates. As of December 31, 2000, the total amount outstanding under the Canadian asset securitization agreement was $46,941,000 and the average cost of securitization was approximately 5.02%. During 2000, the total amount outstanding under this agreement averaged $63,806,000, and the weighted average cost of securitization was 6.46%.

Item 8. Financial Statements and Supplementary Data.


                          INDEPENDENT AUDITORS' REPORT



Merisel, Inc.:

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements and the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, during the year ended December 31, 2000 the Company decided to cease activities associated with virtually all of its United States distribution business excluding software licensing. Additionally, as discussed in Note 5, the Company sold its MOCA business unit effective October 27, 2000. The gain on the sale and results of operations of MOCA prior to the sale are included in discontinued operations in the accompanying consolidated statements of operations.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 12, 2001



                         MERISEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                               December 31,
                                                                                            1999         2000
                                        ASSETS

Current assets:
     Cash and cash equivalents.......................................................   $    57,557  $    46,865
     Accounts receivable (net of allowances of $12,974 and $25,218 at December              152,631       34,364
        31, 1999 and 2000, respectively).............................................
     Inventories....................................................................        364,438       60,859
     Prepaid expenses and other current assets.......................................         9,433        4,258
     Deferred income taxes...........................................................           914          880
     Net assets of discontinued operations...........................................        43,136
                                                                                          ----------    ---------
          Total current assets.......................................................       628,109      147,226
Property and equipment, net..........................................................        83,885       27,054
Cost in excess of net assets acquired, net...........................................        23,755        3,666
Other assets                                                                                    457          335
                                                                                          ----------    ---------
     Total assets....................................................................   $   736,206  $   178,281
                                                                                          ==========    =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable................................................................   $   474,859  $    99,057
     Accrued liabilities.............................................................        33,004       40,640
     Long-term debt and capitalized lease obligations--current.......................         2,906        1,363
                                                                                          ----------    ---------
          Total current liabilities..................................................       510,769      141,060
Long-term debt.......................................................................       128,900       23,803
Capitalized lease obligations........................................................         1,364

Commitments and contingencies

Stockholders' equity:
        Convertible preferred stock, $.01 par value; authorized 1,000,000 shares;
        150,000 shares issued and outstanding........................................                     15,677
     Common stock,  $.01 par value;  authorized  15,000,000  shares;  issued and outstanding  8,027,881  and  8,030,905  shares at December  31, 1999 and
        2000,
        respectively.................................................................           803          803
     Additional paid-in capital......................................................       282,492      281,896
     Accumulated deficit.............................................................      (179,663)    (275,450)
     Accumulated other comprehensive loss............................................        (8,459)      (9,508)
                                                                                          ----------    ---------
          Total stockholders' equity.................................................        95,173       13,418
                                                                                          ----------    ---------
     Total liabilities and stockholders' equity......................................   $   736,206  $   178,281
                                                                                          ==========    =========


       See  accompanying  notes  to  consolidated  financial statements.



                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                          For the Years Ended December 31,
                                                                          1998           1999          2000
Net sales..........................................................  $  3,937,930   $  4,231,396   $  2,093,529
Cost of sales......................................................     3,721,651      4,046,094      2,020,111
                                                                     ------------   ------------   ------------
Gross profit.......................................................       216,279        185,302         73,418
Selling, general and administrative expenses.......................       180,090        211,990        176,752
Restructuring charge...............................................                        3,200         17,636
Impairment losses..................................................                        3,800         52,833
Litigation-related charge..........................................                       12,000
                                                                     ------------   ------------   ------------
Operating income (loss)............................................        36,189        (45,688)      (173,803)
Interest expense, net..............................................        17,125         17,849         10,920
Other expense, net.................................................        17,096         21,926          5,382
                                                                     ------------   ------------   ------------
Income (loss)  from continuing operations
before income taxes and extraordinary item.........................         1,968        (85,463)      (190,105)
Income tax provision...............................................           417            939            620
Income (loss)  from continuing operations
before extraordinary item..........................................         1,551        (86,402)      (190,725)
Discontinued operations:
   Income from discontinued operations.............................        16,959         25,234         20,757
   Gain on sale of discontinued operations.........................                                      25,178
                                                                     ------------   ------------   ------------
Income (loss) before extraordinary item                                    18,510        (61,168)      (144,790)
Extraordinary gain on extinguishment of debt                                                             49,003
                                                                     ------------   ------------   ------------
Net income (loss)..................................................  $     18,510   $    (61,168)  $    (95,787)
                                                                     ============   ============    ===========

Net income (loss) per share (basic and diluted):
Income (loss) from continuing operations before extraordinary items
   available to common stockholders................................  $       .19    $    (10.76)   $    (23.83)
Discontinued operations:
   Income from operations..........................................         2.11           3.14           2.58
   Gain on sale....................................................                                       3.14
Extraordinary gain.................................................                                       6.10
                                                                     ------------   ------------   ------------
Net income (loss)available to common stockholders..................  $      2.30    $     (7.62)   $    (12.01)
                                                                     ============   ============    ===========
Weighted average number of shares:
   basic...........................................................         8,021          8,028          8,031
   diluted.........................................................         8,049          8,028          8,031
                                                                     ============   ============    ===========

             See  accompanying  notes  to  consolidated  financial statements.



                         MERISEL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)



                                                                                             Accumulated
                                                                   Additional                  Other
                            Preferred Stock      Common Stock        Paid-in    Accumulated  Comprehensive          Comprehensive
                            Shares   Amount    Shares    Amount    Capital      Deficit        Loss          Total      Income
                           -------- --------  --------   ------    --------     ---------    -----------    ------  -------------
Balance  at  December  31, 1997              8,007,850  $   801    $ 281,701   $ (137,005)   $ (7,989)     $137,508
 Exercise of stock options
  and other................                     19,418        2          679                                    681
 Comprehensive Income:
   Translation adjustment..                                                                    (2,446)       (2,446) $     (2,446)
   Net income...........                                                           18,510                    18,510        18,510
                                                                                                                           ------
Total Comprehensive Income                                                                                               $ 16,064
                           -------- --------  --------   ------    --------     ---------    -----------    --------     =========
Balance at December 31, 1998                 8,027,268      803      282,380     (118,495)    (10,435)      154,253
  Exercise of stock options
   and other................                       613                   112                                    112
  Comprehensive Income:
    Translation adjustment..                                                                    1,976         1,976      $  1,976
    Net income...........                                                         (61,168)                  (61,168)      (61,168)
                                                                                                                        -----------
 Total Comprehensive Loss                                                                                               $ (59,192)
                           -------- --------  --------   ------    --------     ---------    -----------    --------     =========
Balance  at  December  31, 1999              8,027,881      803      282,492     (179,663)      (8,459)      95,173
 Sale of convertible
   preferred stock........  150,000  $15,000                                                                 15,000
   Accrual of convertible
     preferred stock
     dividend.............               677                            (677)
   Exercise of stock options
     and other............                       3,024                    81                                     81
   Comprehensive Income:
     Translation adjustment                                                                     (1,049)      (1,049) $     (1,049)
     Net loss.............                                                        (95,787)                  (95,787)      (95,787)
                                                                                                                          --------
Total Comprehensive Loss..                                                                                               $(96,836)
                           -------- --------  --------   ------    --------     ---------    -----------    --------     =========
Balance at December 31,
   2000                    150,000  $15,677  8,030,905     $803     $281,896    $(275,450)     $(9,508)     $13,418
                           ======== ========  ========   =======   ========     =========    ===========    ========

             See  accompanying  notes  to  consolidated  financial statements.



                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  For the Years Ended December 31,
                                                                                     1998        1999       2000
                                                                                   --------     -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...........................................................  $   18,510  $  (61,168)$  (95,787)
    Less: income from discontinued operations, net..............................      16,959      25,234     20,757
    Income (loss) from continuing operations....................................       1,551     (86,402)  (116,544)
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization...........................................      10,825      22,115     19,290
        Provision for doubtful accounts.........................................      12,585      14,442     38,991
        Impairment losses.......................................................                   3,800     52,833
        Deferred income taxes...................................................        (221)          2         34
        Gain on sale of property and equipment..................................                     (65)   (10,575)
        Gain on sale of MOCA....................................................                            (25,178)
        Restricted stock units compensation expense.............................                     100         22
        Extraordinary gain on extinguishment of debt............................                            (49,003)
        Changes in assets and liabilities
            Accounts receivable.................................................     (44,269)      8,571     77,613
            Inventories.........................................................     (52,806)     99,344    300,157
            Prepaid expenses and other current assets...........................       4,825       3,854      5,244
            Accounts payable....................................................     126,734     (47,221)  (371,382)
            Accrued liabilities.................................................      (6,158)      2,012      7,734
                                                                                  ------------  --------- -----------
                Net cash provided by (used for) operating activities............      53,066      20,552    (70,764)
                                                                                  ------------  --------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment..........................................     (50,067)    (29,013)    (4,628)
    Proceeds from sale of MOCA..................................................                            120,593
    Proceeds from sale of property and equipment................................                             16,388
                                                                                  ------------  --------- -----------
               Net cash (used for) provided by investing activities.............     (50,067)    (29,013)   132,353
                                                                                  ------------  --------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit...................................      75,401     464,701     40,000
    Repayments under revolving line of credit...................................     (75,401)   (464,701)   (40,000)
    Proceeds from issuance of convertible preferred stock.......................                             15,000
    Purchase of bonds...........................................................                            (50,982)
    Repayments under other financing arrangements...............................      (1,572)     (3,157)    (6,807)
    Net proceeds from the issuance of convertible notes.........................
    Proceeds from issuance of common stock......................................         681          12         59
                                                                                  ------------  --------- -----------
                Net cash used for financing activities..........................        (891)     (3,145)   (42,730)
                                                                                  ------------  --------- -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................      (2,216)        852        641
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
OF CONTINUING OPERATIONS........................................................        (106)     21,216    (10,692)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................      36,447      36,341     57,557
                                                                                  ------------  --------- -----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD YEAR..................................  $   36,341  $   57,557 $   46,865
                                                                                  ============  ========= ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid(received) during the year for:
    Interest..................................................................... $   14,698  $   18,571 $   15,064
    Income taxes................................................................         655         309     (1,751)
    Noncash activities:
    Capital lease obligations entered into......................................       4,480         670
    Sale of property for note receivable........................................                                500
    Preferred dividend accrued..................................................                                677


           See  accompanying  notes  to  consolidated  financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1999 and 2000


1. Summary of Significant Accounting Policies

General-- The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S.
distribution business would be wound down. On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. ("Value America") through the Company's newly formed subsidiary Optisel, which will leverage the Company's distribution and logistics capabilities to operate an e-services and logistics business. As a result, Merisel today operates a Canadian distribution business, a U.S. software licensing business and Optisel.

The consolidated financial statements retroactively reflect the effect of the one-for-ten reverse stock split, which was effective February 14, 2001. Accordingly, all disclosures involving the number of shares of Merisel common stock outstanding, issued or to be issued, and all per share amounts, retroactively reflect the impact of the reverse stock split.

Management's Plan--As stated previously, on December 14, 2000, the Company announced its decision to wind down virtually all of its U.S. distribution business, excluding software licensing. As a result of that decision and the previous sale of MOCA, the Company's current operations consist primarily of its Canadian distribution business, a new logistics and e-services business operating as Optisel which includes the fulfillment of fee-based services provided to MOCA under a transition services agreement that currently expires in July 2001, but is extendible through October 2001, and a software licensing distribution business. Primarily as a result of the Company's decision to wind down its U.S. distribution business as well as the poor operating performance experienced by the Canadian distribution business and the United States distribution business prior to the decision to wind down its operations, the Company incurred a net loss of $95,787,000 in 2000 which increased its accumulated deficit to $275,450,000 at December 31, 2000.

The Company has developed an operating plan for 2001 that focuses upon returning its Canadian distribution business to profitability, maximizing cash in winding down its U.S. distribution business, and prudently investing in the further development of Optisel and its software licensing business. At December 31, 2000, the Company had approximately $46,865,000 of cash and cash equivalents on hand. Further, on January 12, 2001, the Company entered into a new CDN$100,000,000 Loan Agreement with Congress Financial Corporation to support the financing and operating needs of its Canadian distribution business. On March 19, 2001, the Company received an additional $36,250,000 of cash in connection with the sale of MOCA. Management believes that, with its cash on hand, anticipated cash from operations, trade credit from vendors, borrowings under Merisel Canada's revolving credit facility and, primarily with respect to its U.S. operations, its ability to reduce operating expenses, it will have sufficient cash flow and working capital to meet the Company's future operating needs and cash requirements through December 31, 2001.

                         MERISEL, INC. AND SUBSIDIARIES

As a result of the wind-down of the U.S. distribution business, the Company has made certain estimates as to the carrying value of assets and liabilities. The most significant estimates relate to the collection of accounts receivable and the recoverability of inventory and vendor-related receivables. At December 31, 2000, the Company has recorded accounts receivable, inventory and vendor-related reserves associated with its U.S. distribution business of $11,466,000, $8,034,000 and $28,719,000. In the opinion of management, these reserves appropriately adjust these assets to their net realizable values.

Risks and Uncertainties--The Company believes that the diversity and breadth of its products, services and customers in its Canadian distribution business significantly mitigate the risk that a material adverse impact will occur in the near term as a result of changes in its customer base, competition, or composition of its markets. However, continued pricing pressures, or the loss of a major vendor, or other unanticipated occurrences could result in a materially adverse impact to that business. Although Merisel Canada regularly stocks products and accessories supplied by approximately 110 manufacturers, 58% of the Company's net sales for its Canadian businesses in 2000 were derived from products supplied by its ten largest vendors.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, inventory, accounts payable, sales returns and recoverability of long-term assets.

New Accounting Pronouncements--Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, changes in the fair value of the derivative and the hedged value will be recognized currently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and then recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized currently in earnings. The Company expects that at January 1, 2001, it will record approximately $700,000 as a cumulative transition adjustment relating to the adoption of SFAS 133.

In 2000, the Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," SAB 101 summarized certain of the SEC's views on the application of generally accepted accounting principles to revenue recognition. There was no material impact upon the consolidated financial statements as a result of this adoption.

Revenue Recognition, Returns and Sales Incentives--The Company recognizes revenue from hardware and software sales as products are shipped. The Company, subject to certain limitations, permits its customers to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs that, among other things, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon the volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's vendors. The allowances for sales returns and costs of customer incentive programs are accrued concurrently with the recognition of revenue.

                         MERISEL, INC. AND SUBSIDIARIES

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. The Company invests excess cash in interest bearing accounts. Interest expense for 2000, 1999 and 1998 is net of interest income of $3,400,000, $1,804,000 and $1,743,000, respectively.

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

Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired resulted from the acquisition in 1990 of Compuserve, a Canadian division of Microamerica, Inc. Accumulated amortization was $1,874,000 and $1,910,000 as of December 31, 1999 and 2000, respectively. The cost in excess of net assets acquired is being amortized over a period of 40 years using the straight-line method.

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

Concentration of Credit Risk--Financial instruments that subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign currency exchange contracts. The Company invests its excess cash with high-quality financial institutions. Credit risk with respect to trade accounts receivable is generally not concentrated due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers, maintains an allowance for potential credit losses and maintains credit insurance. The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.

Fair Values of Financial Instruments--The fair values of financial instruments, other than long-term debt, closely approximate their carrying value because of their short-term nature. The estimated fair value of long-term debt including current maturities, based on reference to quoted market prices, was less than its carrying value by approximately $2,872,000 as of December 31, 2000 and less than its carrying value by approximately $47,500,000 as of December 31, 1999.

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

                         MERISEL, INC. AND SUBSIDIARIES

Foreign Exchange Instruments--The Company's use of derivatives is limited to the purchase of spot and forward foreign currency exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward Canadian and U.S. dollar contracts to hedge short-term advances to its Canadian subsidiary and to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of December 31, 1999 and 2000, there were approximately $65,380,000 and $22,000,000, respectively in outstanding foreign exchange contracts. In 1998, 1999, and 2000, the Company recorded net foreign currency transaction losses of $1,885,000, $264,000 and $946,000, respectively. These amounts are included in other expense.

Reclassifications--Certain reclassifications were made to prior year statements to conform to the current year presentation.

Fiscal Periods--The Company's fiscal year is the 52-week period ending on the Saturday nearest to December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest to March 31, June 30, September 30 and December
31. For clarity of presentation, the Company has described fiscal years presented as if the years ended on December 31 and fiscal quarters presented as if the quarters ended on March 31, June 30, September 30 and December 31.

2. Litigation Related Charge

During fiscal year 1999, a $21,000,000 charge was recorded by the Company relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the Company's 12-1/2% Senior Notes due 2004 (the "12.5% Notes") which was offset in part by a $9,000,000 insurance recovery received by the Company.

3. Restructuring Charges

During the third quarter of 2000, the Company announced plans that it would reduce its workforce by approximately 1,000 full-time positions. As a result, the Company recorded a restructuring charge of $10,964,000. Approximately $7,098,000 of the charge consists of termination benefits including severance pay and outplacement services to be provided to those employees that were involuntarily affected by the reduction in workforce. The charge also reflects approximately $3,866,000 of lease termination fees related to the planned closure of certain warehouses and offices.

On December 14, 2000, the Company announced its plan to wind down virtually all of its U.S. distribution business. Pursuant to this plan, the Company recorded a restructuring charge of $6,672,000. Approximately $921,000 of the charge consists of termination benefits and $5,751,000 relates to lease termination, facility closures, and other costs for all but two of the Company's United States locations.

During the fourth quarter of 1999, the Company announced that, in connection with the combination of its U.S. and Canadian distribution businesses, it would reduce its workforce by approximately 400 full-time positions. The planned reduction, which was effective in January 2000, was accomplished through the elimination of duplicative positions in marketing, product and inventory management, and sales under the newly formed North American distribution business unit, and by the realignment of finance and administrative functions. As a result, the Company recorded a restructuring charge of $3,200,000 in the fourth quarter of 1999 that primarily consisted of termination benefits including severance pay and outplacement services to be provided to those employees that were involuntarily affected by the reduction in workforce.

                         MERISEL, INC. AND SUBSIDIARIES

As of December 31, 2000, $13,743,000 of total restructuring costs had not been paid and were included in accrued liabilities on the balance sheet. The following table displays the activity and balances of the restructuring reserve account from December 31, 1999 to December 31, 2000:

                                  December 31,       3rd Quarter         4th Quarter                       December 31, 2000
                                      1999          Restructuring       Restructuring        Payments           Balance
                                    Balance            Charges             Charges
Type of cost:
Severance and related costs             2,740             7,098                 921            (5,545)             5,214
Facility, lease and other                 460             3,866               5,751            (1,548)             8,529
                                ----------------- ------------------- ------------------ ----------------- -------------------
Total                                   3,200            10,964               6,672            (7,093)            13,743
                                ================= =================== ================== ================= ===================


4. Impairment Losses

As a result of the Company's decision to wind down its U.S. distribution business and the previous sale of MOCA, the Company's Canadian distribution and software licensing businesses represent the only significant on-going businesses utilizing the Company's SAP operating system. The carrying value of SAP was greater than the estimated undiscounted operating cash flows expected to result from these ongoing businesses over the remaining expected life of SAP. As such, in 2000 the Company recorded an impairment charge of $20,808,000 to adjust SAP to its estimated fair market value using a discounted cash flow model.

Also in 2000, as a result of continuing losses, the Company reviewed the recoverability of certain identifiable intangible assets to determine if there had been any impairment. The review of the Company's intangible assets indicated that the excess of cost over net assets acquired related to the U.S.
distribution business was impaired. Accordingly, the Company recorded an impairment loss totaling $19,487,000, representing the unamortized goodwill attributable to the U.S. distribution business.

In both the quarter ended September 30, 2000 and the quarter ended December 31, 2000, the Company announced restructuring plans that significantly reduced its facilities and workforce. In relation to this, the Company evaluated the fixed asset investments that supported these former facilities and personnel and recorded a $12,538,000 impairment charge related to redundant and no longer used assets. A $3,800,000 impairment charge was also recorded in 1999 related to redundant and no longer used assets pursuant to a restructuring plan announced in the fourth quarter of 1999.

5. Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale to Arrow of its MOCA business unit, which provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to authorized resellers. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37,500,000 payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179.8 million of which approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price the Company realized a gain, net of costs associated with the sale, of approximately $25.2 million. In March 2001 the Company received an Additional Payment of $37,500,000 which, after deducting certain obligations relating to the payment, netted $36,250,000, which will be recorded in the quarter ended March 31, 2001.

In connection with the sale, Merisel and Arrow entered into a fee-based transition services agreement pursuant to which Merisel provides logistics management, order processing, configuration and information technology services. The agreement had an initial term of six months but has been extended through July 27, 2001, and is extendible at Arrow's option through October 31, 2001 and beyond with mutual agreement of the parties.

                         MERISEL, INC. AND SUBSIDIARIES

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

Summarized financial information for the discontinued operations is as follows:

                                                                1998           1999      2000 (1)
                                                      --------------- -------------- -------------

Net Sales                                                   $613,047       $957,283      $796,184
Cost of Sales                                                576,902        901,532       744,017
                                                      --------------- -------------- -------------

Gross Profit                                                  36,145         55,751        52,167

Selling, General & Administrative Expenses                    15,378         23,481        24,084
                                                      --------------- -------------- -------------

Operating Income                                              20,767         32,270        28,083

Other Expense                                                  3,808          7,036         7,326
                                                      --------------- -------------- -------------

Net Income                                                   $16,959        $25,234       $20,757
                                                      =============== ============== =============


(1)      Year 2000 data is for January through October 2000.

                                                              At December 31,
                                                                    1999
                                                                    ---

Current Assets                                                   $112,001
Total Assets                                                      112,725
Current Liabilities                                                69,589
Total Liabilities                                                  69,589
Net assets of discontinued operations                              43,136


6. Extraordinary Gain on Debt Extinguishment

In thirteen separate transactions in 2000, the Company purchased $101,197,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2005 (the "12.5% Notes"). The aggregate cost to purchase the 12.5% Notes was $50,982,000 and, as a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of $49,003,000 in the year ended December 31, 2000.

In the first quarter of 2001, the Company purchased or redeemed the remaining $23,803,000 principal amount of 12.5% Notes outstanding at an aggregate purchase price of $20,931,000, resulting in an extraordinary gain of $2,872,000.

7.  Preferred Stock

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.4% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the "Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in

                         MERISEL, INC. AND SUBSIDIARIES
additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. At December 31, 2000, $677,000 of accrued dividends was recorded.

At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

8.  Acquisitions

On November 10, 2000, the Company acquired substantially all of the e-services assets and assumed certain liabilities of Value America for $2,375,000. The Company accounted for the acquisition as a purchase and the purchase price has been allocated to the acquired assets and liabilities. Pro forma income statement information for this acquisition has not been provided as the financial statement impact is not significant.

9. Sale of Accounts Receivable

Effective December 15, 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sold receivables to the securitization company, yielding proceeds of up to $150,000,000 Canadian dollars at any point in time. The agreement expired on January 12, 2001, at which date Merisel Canada entered into an agreement providing for a new financing facility with Congress Financial Corporation. (see
Note 12 ).

Under an agreement that was fully terminated on November 3, 2000, the Company's wholly owned subsidiary Merisel Americas sold trade receivables on an ongoing basis to its wholly owned subsidiary Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sold such receivables to the securitization company on an ongoing basis. Merisel Capital Funding's sole business was the purchase of trade receivables from Merisel Americas and Merisel Open Computing Alliance, Inc., upon the commencement of MOCA's operations as a separate subsidiary on April 3, 2000.

Under the securitization facilities, the receivables were sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 2000 and 1999, the total amount outstanding under these agreements was $46,941,000 and $370,059,000, respectively. Fees incurred in connection with the sale of accounts receivable under these agreements for the years ended December 31, 2000, 1999 and 1998 were $11,948,000, $19,744,000, and $17,096,000, respectively, and are recorded as other expense.

10. Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                          Estimated
                                                            Useful
                                                             Life            December 31,
                                                          (in Years)
                                                                      ----------------------------
                                                                         1999            2000
                                                                      ------------   -------------
     Land...............................................              $   3,324      $     883
     Buildings..........................................      20          9,011          3,331
     Equipment and computer hardware and software.......    3 to 7      128,084         79,476
     Furniture and fixtures.............................    3 to 5        8,917          6,993
     Leasehold improvements.............................    3 to 20      11,078          5,088
     Construction in progress...........................                  2,953            253
                                                                      ------------   -------------
     Total..............................................                163,367         96,024
     Less accumulated depreciation and amortization.....                (79,482)       (68,970)
                                                                      ------------   -------------
     Property and equipment, net........................              $  83,885      $  27,054
                                                                      ============   =============

                         MERISEL, INC. AND SUBSIDIARIES

11. Income Taxes

The components of income (loss) from continuing operations before income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                       1998          1999           2000
                                                    -----------   ------------   -----------
     Domestic...............................       $      2,702  $    (86,499) $   (170,238)
     Foreign................................               (734)          856       (19,867)
                                                    -----------   ------------   -----------
     Total..................................       $      1,968  $    (85,643) $   (190,105)
                                                    ===========   ============   ===========

The (benefit) provision for income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                         1998          1999         2000
                                                    -----------   ------------   -----------
     Current:
          State..................................    $       360   $       457  $       302
          Foreign................................            278           531          284
                                                    -----------   ------------   -----------
          Total Current..........................            638           988          586
                                                    -----------   ------------   -----------
     Deferred:
          Foreign................................           (221)          (49)          34
                                                    -----------   ------------   -----------
          Total deferred.........................           (221)          (49)          34
                                                    -----------   ------------   -----------
          Total provision........................    $       417   $       939  $       620
                                                    ===========   ============   ===========


Deferred income tax liabilities and assets were comprised of the following (in thousands):

                                                                        December 31,
                                                                     1999          2000
                                                                  -----------   -----------
          Net operating loss..........................           $    72,614   $    91,724
          Expense accruals............................                14,552        45,556
          State taxes.................................                    43           904
          Property and goodwill.......................               (13,283)      (12,208)
                                                                  -----------   -----------
                                                                      73,926       125,976
          Valuation allowances........................               (73,012)     (125,096)
                                                                  -----------   -----------
               Total..................................           $       914   $       880
                                                                  ===========   ===========
     Net deferred tax asset...........................           $       914   $       880
                                                                  ===========   ===========


                         MERISEL, INC. AND SUBSIDIARIES

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

                                                                              For the Years Ended
                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                      1998             1999            2000
     Statutory rate..............................................      35.0%          (35.0)%          (35.0)%
     Change in valuation allowance...............................     (51)             35.8             34.5
     State income taxes, less effect of federal deduction........      11.3              .4               .6
     Goodwill amortization.......................................       5.6              .4               .3
     Foreign losses with benefits at less than statutory rate....      13.4              .1
     Utilization of net operating losses of foreign subsidiary...       2.9             (.6)
     Other.......................................................       4.0                              (.1)
                                                                   ------------    -------------    -----------
     Effective tax rate..........................................      21.2%            1.1%              .3%
                                                                   ============    =============    ===========


In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company's ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company's equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company has adjusted its deferred tax asset to reflect the estimated limitation. At December 31, 1999 and 2000, the Company had available U.S. Federal net operating loss carryforwards of $181,795,000 and $216,616,000, after adjusting for the estimated limitation, which expire at various dates beginning December 31, 2012. As of December 31, 2000, $89,408,000 of the net operating loss carryforwards is restricted as a result of the ownership change and $127,208,000 is not. The restricted net operating loss is limited to $7,476,000 per year.

12. Debt

At December 31, 2000, Merisel, Inc. had outstanding $23,803,000 principal amount of the 12.5% Notes. In January 2001, the Company purchased an additional $20,175,000 principal amount of the 12.5% Notes, reducing the outstanding balance of the 12.5% Notes to $3,628,000, which were redeemed in February 2001. As a result, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged.

In January 2001, Merisel Canada entered into an agreement for a new revolving credit facility. (see "Subsequents Events - Note 17")

13. Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases. Future minimum rental payments under leases that have initial or remaining noncancelable lease terms in excess of one year are $4,556,000 in 2001, $3,965,000 in 2002, $2,617,000 in 2003, $1,473,000 in 2004, $112,000 in
2005 and $479,000 thereafter. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 1998, 1999 and 2000 was $9,131,000, $10,177,000 and $9,373,318, respectively.

                         MERISEL, INC. AND SUBSIDIARIES

The Company also leases certain computer equipment under capitalized leases and has the option to purchase the equipment for a nominal cost at the termination of the lease.

         Property and equipment includes the following amounts for leases that have been capitalized:

                                                                         December 31,        December 31,
                                                                             1999                2000
                                                                             ----                ----
         Computer equipment......................................         $5,445,000          $5,560,000
         Less accumulated depreciation...........................          2,370,000           4,266,000
                                                                       ------------------ -------------------
           Total.................................................         $3,075,000          $1,294,000
                                                                       ================== ===================


         Future minimum payments for capitalized leases were as follows at December 31, 2000.


         2001..........................................................           $1,424,000
         Less amount representing interest.............................               61,000
                                                                             --------------------
         Present value of net minimum lease payments...................           $1,363,000
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

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel.

14. Employee Stock Options and Benefit Plans

On December 19, 1997, the Company's stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the"Stock Award and Incentive Plan"). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company's other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At December 31, 2000, 426,261 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then-market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of December 31, 2000, 33,507 options remain outstanding under the Company's other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 5,000 shares are reserved for issuance under the Company's 1992 Stock Option Plan for Non-Employee Directors. During 1999, the Company issued 51,500 restricted stock units to certain employees under the Stock Award and Incentive Plan. As of December 31, 2000, there were 16,000 restricted stock units outstanding. Each restricted stock unit represents the right to receive one share of common stock of the Company at no cost to the employee. The restricted stock units cliff vest after three years with provisions for accelerated vesting in the event certain operating performance targets are met. Compensation expense, measured by the fair value at the grant date of the Company's common

                         MERISEL, INC. AND SUBSIDIARIES
stock issuable in respect of the units, totaled $245,000 and is being amortized over the related three-year vesting period. Upon the attainment of the performance criteria specified, the remaining compensation expense for the units will be recognized by the Company in full. During 1999 and 2000, the Company recorded approximately $100,000 and $22,000 of compensation expense related to the restricted stock units outstanding. The following summarizes the aggregate activity in all of the Company's plans for the three years ended December 31, 2000:

                                       1998                              1999                            2000
                            ----------------------------      ----------------------------   -----------------------------
                                              Weighted                       Weighted                           Weighted
                                              Average                         Average                           Average
                               Shares      Exer. Price         Shares       Exer. Price          Shares       Exer. Price
                             ------------ --------------       --------    -------------        ----------  --------------
Outstanding at
   Beginning of year           667,353          41.00           594,715           37.90         549,410             34.40
Granted                         58,340          32.90            69,125            5.20         170,350             21.32
Exercised                       (7,775)         21.60              (615)          20.10          (3,025)            19.83
Canceled                      (123,203)         53.20          (113,815)          35.00        (353,552)            30.75
Outstanding at end
   of year                     594,715          37.90           549,410           34.40         363,183             31.87
                             -------------                     ----------                      ------------
Weighted average fair
   value  at date of grant
   of options  granted
   during the year
                                $21.30                           $16.10                          $11.73
                             -------------                     ----------                      ------------


                         MERISEL, INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at December 31, 2000:

                                        Options Outstanding                        Options Exercisable

                            --------------------------------------------   ------------------------------------
                                               Weighted
                                               Average       Weighted                             Weighted
                                Number        Remaining      Average             Number           Average
         Range of             Outstanding        Life        Exercise         Exercisable         Exercise
      Exercise Prices         at 12/31/00      In Years       Price           at 12/31/00          Price
     -------------------     -------------    -----------   -----------      --------------     ------------

       $30.0000 to $30.0000           2,615       1             $3.0000                 2,615         $30.0000
       $0.0000 to $113.7500          16,200       2             $1.4043                   200        $113.7500
     $117.5000 to $117.5000             200       3           $117.5000                   200        $117.5000
     $150.0000 to $150.0000             200       4           $150.0000                   200        $150.0000
       $58.7500 to $63.1250           1,950       5            $62.6763                 1,950         $62.6763
       $18.7500 to $26.2500           4,175       6            $21.8151                 4,175         $21.8151
       $16.2500 to $43.1000         239,675       7            $37.6178               237,180         $37.8291
       $26.8750 to $40.6000           9,995       8            $38.4723                 7,075         $39.0352
       $20.0000 to $21.8750           1,673       9            $20.2802                 1,004         $20.1177
       $17.5000 to $22.1880          86,500       10           $20.4989                30,000         $17.5000
                                ------------                                     -------------
       $0.0000 to $150.0000         363,183                                           284,599
                                ============                                     =============



The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                        (In thousands, except per share amounts)
                                                                1998       1999          2000
                                                             ---------  ---------       --------
   Net Income (Loss) - As Reported                           $18,510     $(61,168)      $(95,787)
   Net Income (Loss) - Pro Forma                             $18,204     $(61,249)      $(95,894)

   Net Income (Loss) Per Share (Basic & Diluted)
   As Reported                                                $ 2.30       $(7.62)       $(12.01)
   Pro Forma                                                  $ 2.26       $(7.63)       $(12.02)


                         MERISEL, INC. AND SUBSIDIARIES

The fair value of each option granted during 1998, 1999 and 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      1998              1999         2000
                                    -----------     ------------    ---------
  Expected life                        5.0              5.0           5.0
  Expected volatility                 76.97%           76.78%        89.18%
  Risk-free interest rate              5.35%            5.81%         6.34%
  Dividend Yield                       0.00%            0.00%         0.00%



The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $892,000, $1,250,000 and $840,070 to the plan during the years ended December 31, 1998, 1999 and 2000, respectively. The contributions to the 401(k) plan were in the form of cash, which was used to purchase shares of the Company's common stock on the open market.

15. Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS 131, the Company had determined it had three operating segments: the United States distribution segment, the Canadian distribution segment, and MOCA. As described in Note 5, effective October 27, 2000, the Company completed the sale of its MOCA business segment. MOCA has been treated as a discontinued operation in the accompanying financial statements. The segment data included below has been restated to exclude amounts related to the MOCA business unit. As described in Note 8, on November 10, 2000, the Company, through its wholly owned subsidiary Optisel, Inc., acquired substantially all of the e-services assets of Value America. Optisel has a separate management team and strategy and has been determined to be an operating segment under SFAS 131.

In accordance with SFAS 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports.

                         MERISEL, INC. AND SUBSIDIARIES



                                                              2000
                                                         (in thousands)
                              ---------------------------------------------------------------------
                                  US         Canada      Optisel (1)    Eliminations     Total

Net sales to external customers1,431,726     660,216         1,587                     2,093,529
Depreciation and amortization     17,588       1,502           200                        19,290
Operating loss                  (158,235)    (13,950)       (1,618)                     (173,803)
Long-lived Assets                  7,968      20,512         2,575                        31,055
Total segment assets              67,199     108,454         2,628                       178,281
Capital expenditures               1,701         152         2,775                         4,628




                                                              1999
                                                         (in thousands)
                              ---------------------------------------------------------------------
                                  US         Canada        Optisel      Eliminations     Total

Net sales to external customers3,305,026     926,370                                   4,231,396
Depreciation and amortization     20,364       1,751                                      22,115
Operating profit                 (54,787)      9,099                                     (45,688)
Long-lived Assets                100,443       7,654                                     108,097
Total segment assets           1,105,180     185,959                      (554,933)      736,206
Capital expenditures              27,910       1,103                                      29,013




                                                              1998
                                                         (in thousands)
                              ---------------------------------------------------------------------
                                  US         Canada        Optisel      Eliminations     Total

Net sales to external customers3,098,261     839,668                                   3,937,929
Depreciation and amortization      8,915       1,910                                      10,825
Operating profit                  28,182       8,007                                      36,189
Long-lived Assets                 95,639       8,837                                     104,476
Total segment assets           1,311,466     180,234                      (657,242)      834,458
Capital expenditures              44,505       5,562                                      50,067


(1)  Optisel's assets are located in the United States.

                         MERISEL, INC. AND SUBSIDIARIES

16.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein:

                                                                  (in thousands)
                                                               For the Years Ended
                                                                   December 31,
Weighted average shares outstanding                          1998         1999        2000
-----------------------------------                          ----         ----        ----

Basic                                                       8,021        8,028       8,031
Assumed exercises of stock options                             28

Diluted                                                     8,049        8,028       8,031
                                                        ==========      =========  =========

                                                        1998            1999            2000
                                                   --------------- --------------- ---------------
Income(Loss) from continuing operations                  $1,551       ($86,402)       $(190,725)
Preferred stock dividends                                                                  (677)
                                                   --------------- --------------- ---------------
Loss available to common stockholders                     1,551        (86,402)        (191,402)
Income from discontinued operations                      16,959         25,234           20,757
Gain on sale of discontinued operations                                                  25,178

Extraordinary gain on extinguishment of debt                                             49,003
                                                   --------------- --------------- ---------------
Net Income (Loss) available to common stockholders      $18,510       ($61,168)        $(96,464)
                                                   =============== =============== ===============



17. Subsequent Events

Merisel Canada is party to a Loan Agreement dated as of January 12, 2001 (the "Loan Agreement") with Congress Financial Corporation (Canada), acting as agent (the "Agent"), that provides for borrowings on a revolving basis. The Loan Agreement permits borrowings of up to CDN$100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan Agreement are secured by a pledge of substantially all of Merisel Canada's assets, including inventory and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the Agent plus 0.75%, for Canadian dollar-denominated loans, at the prime rate of a U.S. bank designated by the Agent plus 0.25%, for U.S. dollar-denominated loans, or at LIBOR plus 2% for Eurodollar loans. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The Loan Agreement has a termination date of January 12, 2004. As of March 30, 2001, CDN$85,583,000 was outstanding under the Loan Agreement. The Loan Agreement contains various covenants that provide for, among other things, the maintenance of certain financial ratios and certain other restrictions.

                         MERISEL, INC. AND SUBSIDIARIES

18. Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the fiscal years 1999 and 2000 is presented below (in thousands, except per share amounts):

                                                                                     1999
                                                        ---------------------------------------------------------------
                                                            March 31          June 30     September 30   December 31
                                                        ---------------   -------------  -------------  -------------
     Net sales                                               $1,049,284        $999,191    $1,100,712     $1,082,209
     Gross profit                                                53,176          45,056        47,148         39,922
     Net loss from continuing operations                        (24,474)         (9,757)      (17,637)       (34,534)
     Income from discontinued operations                          3,965           6,773         5,921          8,575
     Net loss                                                   (20,509)         (2,984)      (11,716)       (25,959)

     Net income (loss) per share (basic and diluted):
     Net loss from continuing operations                       (3.05)            (1.22)          (2.20)        (4.30)
     Income from discontinued operations                        0.49              0.84            0.74          1.07
     Net loss                                                  (2.55)             (.37)          (1.46)        (3.23)



                                                                                     2000
                                                        ---------------------------------------------------------------
                                                            March 31          June 30     September 30   December 31
                                                        ---------------   -------------  -------------  -------------
     Net sales                                                 $904,565         $628,283     $399,480       $161,201
     Gross profit                                                39,423           25,344          419          8,232
     Net loss from continuing operations                        (21,166)        (47,737)      (57,474)       (64,348)
     Discontinued operations before extraordinary item:
        Income from discontinued operations                       7,719            9,183          3,228          627
        Gain on sale of discontinued operations                                                               25,178
     Loss before extraordinary item                             (13,447)        (38,554)      (54,246)       (38,543)
     Extraordinary gain on extinguishment of debt                                21,656        10,514         16,833
     Net loss                                                   (13,447)        (16,898)      (43,732)       (21,710)

     Net income (loss) per share (basic and diluted):
     Net loss from continuing operations                       (2.64)            (5.94)          (7.15)        (8.10)
     Discontinued operations:
        Income from discontinued operations                     0.96              1.14            0.40          0.08
        Gain on sale of discontinued operations                                                                 3.14
     Extraordinary gain                                                           2.70            1.31          2.10
     Net loss                                                  (1.67)            (2.10)          (5.44)        (2.79)


In the first quarter of 1999, a $21,000,000 charge was recorded by the Company relating to the settlement of the litigation pending in Delaware Chancery Court between the Company and certain holders and former holders of the 12.5% Notes. In the second quarter of 1999, the Company recorded a $9,000,000 offset to the litigation charge due to the negotiation and receipt of an insurance recovery. In the fourth quarter of 1999 the value of certain investments in software development and facilities was determined to be of diminished or no value in connection with the combination of the U.S. and Canadian distribution businesses. As a result, the Company recorded a $3,800,000 non-cash asset impairment charge. The Company also recorded a restructuring charge in the fourth quarter of 1999 for $3,200,000 relating to severance costs associated with such combination. In the second quarter of 2000, the Company recorded a $19,487,000 impairment charge related to goodwill. In the third quarter of 2000, the Company recorded an asset impairment charge of $9,859,000 and a restructuring charge of $10,964,000 related to the restructuring of its operations. In the fourth quarter or 2000, the Company recorded an asset impairment charge of $23,487,000 and a restructuring charge of $6,672,000 related to the wind-down of its U.S. distribution business.




                                   SCHEDULE II

                          MERISEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                         DECEMBER 31, 1998, 1999 AND 2000

                                              Balance at     Charged to                    Balance at
                                             December 31,    Costs and                    December 31,
                                                 1997        Expenses       Deductions        1998
                                            -------------- --------------- -------------- ---------------
Accounts receivable--Doubtful accounts.....     $13,318,000     $12,585,000    $10,091,000     $15,812,000
Accounts receivable--Other (1).............       1,784,000      13,104,000     13,328,000       1,560,000

                                              Balance at     Charged to                     Balance at
                                             December 31,     Costs and                    December 31,
                                                1998          Expenses       Deductions        1999
                                            -------------- --------------- -------------- ---------------
Accounts receivable--Doubtful accounts.....     $15,812,000     $14,442,000    $21,740,000      $8,514,000
Accounts receivable--Other (1).............       1,560,000      15,427,000     12,527,000       4,460,000

                                              Balance at     Charged to                     Balance at
                                             December 31,     Costs and                    December 31,
                                                1999          Expenses       Deductions        2000
                                            -------------- --------------- -------------- ---------------
Accounts receivable--Doubtful accounts.....      $8,514,000     $38,991,000    $25,512,000     $21,993,000
Accounts receivable--Other (1).............       4,460,000       4,725,000      5,960,000       3,225,000


(1) Accounts receivable--Other includes allowances for net sales returns, uncollectible cooperative advertising credits and notes receivable.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or before April 30, 2001.

Item 11.  Executive Compensation.

The information required by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or before April 30, 2001.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or before April 30, 2001.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item will be filed by amendment to this Form 10-K with the Securities and Exchange Commission on or before April 30, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)    List of documents filed as part of this Report:

         (1)  Financial Statements included in Item 8:

              Independent Auditors' Report.

              Consolidated Balance Sheets at December 31, 1999 and 2000.

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000.

              Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2000.

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.

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

         (b) The Following Reports on Form 8-K were filed during the quarter ended December 31, 2000:

         Current Report on Form 8-K, dated November 13, 2000 which reports the completion of the sale by Merisel Americas, Inc. of the outstanding capital stock of Merisel Open Computing Alliance, Inc. to Arrow Electronics, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2001               MERISEL, INC.



                                   By:/s/Timothy N. Jenson
                                      ------------------------------------
                                     Timothy N. Jenson
                                     Chief Executive Officer, President and
                                     Chief Financial Officer
                                     (Principal Executive and Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                          Title                                   Date



/s/Allyson Vanderford                                  Vice President-Finance                      April 13, 2001
------------------------------------               (Principal Accounting Officer)
Allyson Vanderford

/s/Albert J. Fitzgibbons III                                  Director                             April 13, 2001
------------------------------------
Albert J. Fitzgibbons III


/s/Bradley J. Hoecker                                         Director                             April 13, 2001
------------------------------------
Bradley J. Hoecker


/s/Timothy N. Jenson                                          Director                             April 13, 2001
------------------------------------
Timothy N. Jenson


/s/Dr. Arnold Miller                                          Director                             April 13, 2001
------------------------------------
Dr. Arnold Miller


/s/David G. Sadler                                            Director                             April 13, 2001
------------------------------------
David G. Sadler


/s/Lawrence J. Schoenberg                                     Director                             April 13, 2001
------------------------------------
Lawrence J. Schoenberg


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

4.1 Certificate of Designation of Convertible Preferred Stock of Merisel, Inc., filed as exhibit 99.2 to the Company's Current Report on Form 8-K dated June 9, 2000.**

*10.1 1983 Employee Stock Option Plan of Softsel Computer Products, Inc., as amended, together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under 1983 Employee Stock Option Plan, filed as exhibits 4.4, 4.5 and 4.6, respectively to the Form S-8 Registration Statement of Softsel Computer Products, Inc., No. 33-35648, filed with the Securities and Exchange Commission on June 29, 1990.**

*10.2 1991 Employee Stock Option Plan of Merisel, Inc. together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under the 1991 Employee Stock Option Plan, filed as exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.**

*10.3 Amendment to the 1991 Employee Stock Option Plan of Merisel, Inc. dated January 16, 1997, filed as exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

*10.4 Merisel, Inc. 1992 Stock Option Plan for Nonemployee Directors, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.**

*10.5 Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as Annex II to the Company's Schedule 14A dated October 6, 1997.**

*10.6 Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

*10.7 Form of Restricted Stock Unit Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

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

10.13 Amendments to Securitization Agreements, dated as of December 19, 1997, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for year ended December 31, 1997.**

10.14 Amendments to Securitization Agreements, dated as of July 31, 1998, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

10.15 Amendment No. 4 and Waiver to Purchase Agreement, dated of as February 22, 1999, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.**

10.16 Amendment No. 5 to Purchase Agreement and Waiver dated as of May 12, 1999 among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

10.17 Amendment No. 6 to Purchase Agreement and Waiver dated as of August 13, 1999 among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 3, 1999.**

10.18 Amendments to Securitization Agreements and Waiver dated as of March 10, 2000, among Merisel Americas, Inc., Merisel Capital Funding, Inc., Redwood Receivables Corporation and General Electric Corporation, filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.**

10.19 Amendment No. 8 to Purchase Agreement dated as of May 19, 2000 among Merisel Americas, Inc., Merisel Capital Funding, Inc., Rosewood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.**

10.20 Amendments to Securitization Agreements and Waiver, dated as of August 18, 2000 between Merisel Americas, Inc., Merisel Capital Funding, Inc., Rosewood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.**

10.21 Amendments to Securitization Agreements and Waiver, dated as of October 16, 2000 between Merisel Americas, Inc., Merisel Capital Funding, Inc., Rosewood Receivables Corporation and General Electric Capital Corporation, filed as exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 2000.**

10.22 Loan Agreement between Congress Financial Corporation (Canada), the financial institutions listed therein and Merisel Canada Inc. dated January 12, 2001.

*10.23 Retention Agreement dated as of April 4, 2001 between Merisel Americas, and Jeffrey Hansen.

*10.24 Retention Agreement dated as of April 1, 2001 between Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson.

*10.25 Promissory Note dated March 17, 1999 between Timothy N. Jenson and Merisel, Inc., filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1999.**

*10.26 Bonus Agreement dated as of August 10, 2000 between Merisel Americas, Inc. and Timothy N. Jenson, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.**

*10.27 Change of Control Agreement dated as of February 1, 2001 between Merisel Canada Inc. and Mitchell Martin.

*10.28 Change of Control Agreement dated as of August 18, 1999 between Merisel, Inc., Merisel Americas, Inc. and James Stephens.

*10.29 Retention Agreement dated August 10, 2000 between Merisel Americas, Inc. and James Stephens.

*10.30 Change of Control Agreement dated as of August 18, 1999 between Merisel, Inc., Merisel Americas, Inc.and Karen A. Tallman, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

*10.31   Retention  Agreement  dated August 10, 2000 between  Merisel  Americas,
         Inc. and Karen Tallman, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.**

*10.32 Change of Control Agreement dated as of April 27, 2000 between Merisel, Inc., Merisel Americas, Inc. and Allyson Vanderford.

*10.33 Severance Agreement dated as of December 21, 2000 between Merisel Americas, Inc. and Allyson Vanderford.

*10.34 Waiver and Release Agreement dated November 8, 2000 between Merisel, Inc. and Dwight A. Steffensen.

10.35 Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, L.L.C, filed as exhibit 99.4 to the Company's Current Report on Form 8-K, dated September 19, 1997.**

21       Subsidiaries of the Registrant.

23       Consent of Deloitte & Touche LLP, Independent Accountants.
--------
*Management   contract   or   executive   compensation   plan  or   arrangement.
**Incorporated by reference.