Form 10-K/A
period 2000-12-30
MERISEL INC /DE/
filed 2001-04-30
CIK 724941

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 11, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market System was $3,644,512 (2,892,470 shares at a closing price of $1.26).

     As of April 11, 2001, the Registrant had 8,030,882 shares of Common Stock outstanding.

                       Documents Incorporated By Reference
                                      None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Directors

         The age, business experience, principal occupations and employment during at least the last five years of each of the Company's directors are set forth below.

         Albert J. Fitzgibbons III, 55. Mr. Fitzgibbons has been a member of the Board of Directors since December 1997 as a Class I director, and his term extends through the Company's 2001 annual meeting of stockholders. Mr. Fitzgibbons is a Partner and a Director of Stonington Partners, Inc.
("Stonington"), a position that he has held since 1993, and a Partner and a Director of Stonington Partners, Inc., II ("Stonington II"). He has also been a Director of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm associated with Merrill Lynch & Co. ("ML&C"), since 1988 and a Consultant to MLCP from 1994 to December 2000. He was a Partner of MLCP from 1993 to 1994 and Executive Vice President of MLCP from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of ML&C from 1978 to July 1994.

         Bradley J. Hoecker, 39. Mr. Hoecker has been a member of the Board of Directors since December 1997 as a Class II director, and his term extends through the Company's 2002 annual meeting of stockholders. Mr. Hoecker is a Partner and Director of Stonington and a Partner and Director of Stonington II. Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington since 1993. He was a Consultant to MLCP from 1994 to December 2000 and was an Associate in the Investment Banking Division of MLCP from 1989 to 1993. Mr. Hoecker is also a director of Packard BioScience Company.

         Timothy N. Jenson, 42. Mr. Jenson joined the Company in 1993 as Vice President and Treasurer and was elected Senior Vice President - Finance in 1998. Mr. Jenson became Chief Financial Officer in August 1998 and was elected Executive Vice President in January 2000. Mr. Jenson was appointed Chief Executive Officer and President in April 2001. Also in April 2001, Mr. Jenson was elected to the Board of Directors as a Class III director, with a term extending through the Company's 2003 annual meeting of stockholders. From 1989 to 1993, Mr. Jenson served as Vice President at Citicorp North America, Inc. Previously, Mr. Jenson served as Vice President of Corporate Banking at Bank of America.

         Dr. Arnold Miller, 72. Dr. Miller was elected to the Board of Directors in August 1989 as a Class II director, and his term extends through the Company's 2002 annual meeting of stockholders. Since its formation in 1987, he has been President of Technology Strategy Group, a consulting firm organized to assist businesses and government in the fields of corporate strategy development, international technology transfer and joint ventures, as well as business operations support. Prior to forming Technology Strategy Group, Dr. Miller was employed at Xerox Corporation, a computer products and information services company, for 14 years, where his most recent position was Corporate Vice President with responsibility for worldwide electronics operations.

         David G. Sadler, 62. Mr. Sadler was elected to the Board of Directors in August 2000 as a Class III director, with a term of office extending through the Company's 2003 annual meeting of stockholders. Mr. Sadler served as Chief Executive Officer, Chief Operating Officer and President of the Company from August 2000 through March 2001. From 1995 to January 2000, Mr. Sadler served as Chairman and Chief Executive Officer of Rowe International Holdings, Inc., a manufacturing company, and from 1989 to 1995 Mr. Sadler served as President of Asset Management International.

         Lawrence J. Schoenberg, 68. Mr. Schoenberg was elected to the Board of Directors following the acquisition by the Company of Microamerica, Inc. ("Microamerica") in April 1990. He is a Class I director, with a term of office extending through the Company's 2001 annual meeting of stockholders. Mr. Schoenberg had previously served as a director of Microamerica from 1983 to April 1990. From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS Computers, Inc. ("AGS"), a computer software company. From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS. Mr. Schoenberg retired from AGS in 1992. He is also a director of Sungard Data Services, Inc., Government Technology Services, Inc. and Cellular Technology Services, Inc.

Executive Officers

         Executive officers of the Company serve at the discretion of the board of directors. Set forth below is the age and a brief description of the business experience for the previous five years of all executive officers except those who are also directors.

        Jeffrey D. Hansen, 31. Mr. Hansen was appointed President of Optisel, Inc. in February 2001. From November 2000 to February 2001, Mr. Hansen held the office of Senior Vice President, Sales, Operations, and Business Development of Optisel. From June 1999 to November 2000, Mr. Hansen was employed by Value America where he held the positions of Senior Vice President, Strategic Planning and Business Development and, Vice President, Commercial Merchandising. From May 1996 to June 1999, Mr. Hansen worked for MicroAge, Inc., a multinational systems integrator, and for its subsidiary, Pinacor, Inc., a distributor of technology products, where he held various director and vice president level positions in the product management and product marketing departments.

         Mitchell Martin, 36. Mr. Martin joined Merisel Canada Inc. ("Merisel Canada") in 1989. Mr. Martin was elected President of Merisel Canada in August 2000. From January 2000 to August 2000, Mr. Martin held the position of Senior Vice President, Products and Inventory. From July 1995 to December 1999, Mr. Martin held the position of Vice President - Products of Merisel Canada.

         James R. Stephens, 45. Mr. Stephens joined the Company in February 1984. Mr. Stephens was elected President, U.S. Distribution in November 2000. From March 1998 to November 2000, he served as Senior Vice President, North American Operations and from May 1990 to March 1998, he served as Vice President, Distribution.

         Karen A. Tallman, 44. Ms. Tallman joined the Company June 1997 as Vice President, General Counsel and Secretary. Ms. Tallman was appointed Senior Vice President in April 2001. From 1992 to 1997, Ms. Tallman was employed by CB Commercial Real Estate Group, Inc., most recently in the positions of Vice President, Secretary and Senior Counsel. Previously, Ms. Tallman was a corporate attorney for nine years at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Allyson Vanderford, 32. Ms. Vanderford joined the Company in April 1998 as Manager, Financial Planning and Analysis. In December 1999 she was promoted to the position of Director, Financial Planning and Analysis, and in April 2001, she was appointed Vice President, Finance. From September 1995 to April 1998, Ms. Vanderford was employed by the auditing firm of Deloitte & Touche, LLP.
From August 1992 to August 1995, Ms. Vanderford held various positions in Merisel's accounting department.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all such reports they file. Based on its review of the copies of such reports received by it and on written representations from such persons, the Company believes that, during 2000, all filing requirements applicable to its directors and executive officers were complied with, except Mr. Fitzgibbons and Mr. Hoecker inadvertently failed to timely file Form 4s reporting the purchase by Phoenix Acquisition Company II of 150,000 shares of Convertible Preferred Stock of the Company.

Item 11.  Executive Compensation.

         Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Company's Chief Executive Officer, the four other most highly compensated executive officers of the Company in 2000 and one former executive officer of the Company for whom disclosure would have been provided had he been an executive officer of the Company as of December 31, 2000.


                                                                           Long Term
                                                                      Compensation Awards(1)          All Other
Name and                                  Annual Compensation    Restricted Stock                     Compensation
Principal Position             Year       Salary($) Bonus($)     Awards($)(2)       SARs/Options(#)      ($)(3)
------------------             ----       ------------------     ------------------ --------------- -----------
Timothy N. Jenson            2000(4)      298,076     125,000             -0-            10,000             5,100
Chief Executive              1999         272,115         -0-             -0-               -0-             4,800
Officer,                     1998         199,423      70,625             -0-               -0-             4,800
President and
Assistant
Secretary

Mitchell P. Martin           2000         188,702       3,871             -0-             5,000               -0-
President, Merisel Canada    1999          87,719      19,500          25,312               -0-               -0-
Inc.                         1998          77,090      42,085             -0-               -0-               -0-

James R. Stephens            2000         208,653       5,741             -0-             5,000             5,100
President, U.S. Distribution 1999         169,615       6,703          42,187               -0-             4,800
                             1998         161,145      44,125             -0-               -0-             4,800

Karen A. Tallman             2000         196,153       3,110             -0-             1,000             5,100
Senior Vice                  1999         185,000       3,399          16,875               -0-             4,800
President,                   1998         160,000      35,000             -0-               -0-             4,800
General Counsel
and
Secretary

David G. Sadler              2000(5)      242,307     100,000             -0-            30,000             5,100
Former Chief                 1999             -0-         -0-             -0-               -0-               -0-
Executive Officer,           1998             -0-         -0-             -0-               -0-               -0-
Chief Operating
Officer and President

Dwight A. Steffensen         2000(6)      440,903         -0-             -0-            22,500           402,620
Former Chairman of the       1999         505,000         -0-             -0-               -0-             2,478
Board of Directors, Chief    1998         505,000     378,750             -0-               -0-         1,802,365
Executive Officer and
President

(1) The amounts listed reflect a one-for-ten reverse stock split that was effective on February 14, 2001.

(2) On August 18, 1999 the Board of Directors approved an award of restricted stock units to certain individuals. Such restricted stock units vest on August 17, 2002 or earlier if certain financial targets are achieved. The amounts listed for 1999 represent the value of restricted stock units at the date of grant. The aggregate number and value of the restricted stock units held by the above named individuals as of December 31, 2000 was as follows: Mitchell P. Martin-1,500 ($2,343); James R. Stephens-2,500 ($3,905); and Karen A. Tallman-1,000 ($1,562).

(3) Includes premiums paid by the Company on behalf of Mr. Steffensen for term life insurance coverage pursuant to his employment agreement with the Company as follows: $2,620 in 2000, $2,478 in 1999 and $2,365 in 1998.
     Includes amounts contributed by the Company to the Company's 401(k) plan as follows: Mr. Jenson - $5,100 in 2000, $4,800 in 1999, and $4,800 in 1998;
     Mr. Stephens - $5,100 in 2000, $4,800 in 1999, and $4,800 in 1998; Ms.
     Tallman - $5,100 in 2000, $4,800 in 1999, and $2,815 in 1998; and Mr.
     Sadler - $5,100 in 2000. For Mr. Steffensen, the amount listed for 1998 includes payment of $1,800,000 to Mr. Steffensen pursuant to the terms of his employment agreement with the Company, which amounts were payable by reason of the change of control that occurred in December 1997, and the amount listed for 2000 includes payment of $400,000 to Mr. Steffensen pursuant to the terms of his agreement entered into with the Company in connection with the termination of his employment.

(4) Mr. Jenson was appointed Chief Executive Officer and President effective April 1, 2001.

(5) The employment of Mr. Sadler commenced on July 17, 2000 and continued through March 31, 2001.

(6) Mr. Steffensen's employment was terminated in August 2000 but he remained on the Company's payroll until October 31, 2000.

Options in 2000

     The following tables summarize stock option grants and exercises during 2000 to or by the persons named under "Summary Compensation Table" above and the value of the options held by such persons at the end of 2000. The amounts listed in such tables reflect a one-for-ten reverse stock split that was effective on February 14, 2001.

                                           Stock Option Grants in 2000
                                                   Individual Grants
                                ---------------------------------------------------------

                                   Number of      Percent of                             Potential Realizable Value
                                   Securities    Total Options                           at Assumed Annual Rates of
                                   Underlying     Granted to    Per Share               Stock Price Appreciation for
                                    Options        Employees     Exercise   Expiration       Option Term($)(2)
              Name               Granted(#)(1)    in 2000(%)     Price($)      Date             5%($) 10%($)
        ---------------         --------------  --------------- ----------- ----------- ---------------------------
Timothy N. Jenson...............     10,000          5.87         22.18       3/01/10      139,512       343,568
Mitchell P. Martin..............     5,000           2.94         22.18       3/01/10      69,756        171,784
James R. Stephens...............     5,000           2.94         22.18       3/01/10      69,756        171,784
Karen A. Tallman................     1,000            .59         22.18       3/01/10      13,951        34,356
David G. Sadler.................     30,000          17.61        17.50       8/09/05     -273,806      -207,858
Dwight A. Steffensen............     22,500          13.21        22.18       3/01/10      313,902       773,028

(1) The options become vested and exercisable annually in increments of 25 percent on the anniversary of the grant date with the exception of the shares granted to Mr. Sadler, which were 100 percent vested and exercisable on the date of grant.

(2) Potential realizable value is determined by taking the market value per share on the date of grant and applying the stated annual appreciation rate compounded annually for the remaining term of the option, subtracting the exercise price at the end of that period and multiplying that number by the number of options granted. Actual gains, if any, recognized by a named executive officer are dependent on the future performance of the Common Stock and on overall market conditions. There can be no assurance that the potential realizable values reflected in this table will be achieved.

                       Aggregated Option Exercises in 2000
                      and Value of Options at 2000 Year End

                                                  Number of Securities                 Value of Unexercised
                              Shares             Underlying Unexercised               In-the-Money Options at
                            Acquired on      Options at Fiscal Year End (#)           Fiscal Year End ($)(1)
                                                                                      ----------------------
           Name            Exercise (#)     Exercisable        Unexercisable       Exercisable     Unexercisable
           ----            ------------     -----------        -------------       -----------     -------------
Timothy N. Jenson........       -0-             15,000              10,000              ---              ---
Mitchell P. Martin.......       -0-              7,000               6,500              ---              ---
James R. Stephens........       -0-             15,499               7,500              ---              ---
Karen A. Tallman.........       -0-             13,125               3,875              ---              ---
David G. Sadler..........       -0-             30,000                 ---              ---              ---
Dwight A. Steffensen.....       -0-             80,000                 ---              ---              ---
----------

(1) The fair market value of the Common Stock as of December 29, 2000 was $1.562. No unexercised options had an exercise price less than such value.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of the Board of Directors, who are appointed by the Board of Directors, are Messrs. Fitzgibbons and Schoenberg and Dr. Miller.

Director Compensation

         Each nonemployee director is entitled to receive an annual retainer fee of $24,000, $1,000 for each Board of Directors meeting attended ($500 for meetings held telephonically), $1,000 quarterly for acting as the chairman of a committee of the Board of Directors, and $500 for each committee meeting attended plus reimbursement for travel expenses incurred in attending Board of Directors and committee meetings. Messrs. Fitzgibbons and Hoecker have waived their rights to receive any compensation for services as directors other than reimbursement of travel expenses. During 2000, Dr. Miller also received $34,000 in fees for consulting services.

         The Company's 1992 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan") provides for annual grants of nonqualified stock options to purchase 1,000 shares of Common Stock to each member of the Company's Board of Directors who is not otherwise an employee or officer of the Company or any subsidiary of the Company. No stock options were granted under the Nonemployee Director Plan during 1997 or 1998 and in March 1998, the Board of Directors voted to suspend the Plan. Beginning in 1998, nonemployee directors were able to elect on a annual basis to take up to 25 percent of their annual retainer fee in shares of Common Stock in lieu of cash, based on the market price of the Common Stock on the first day of the quarter following each annual meeting of stockholders.

Employment and Change of Control Arrangements

         The Company has entered into a retention agreement with Mr. Jenson, effective as of April 1, 2001. Pursuant to this retention agreement, Mr. Jenson will serve as the Chief Executive Officer and President of the Company with an annual base salary of $400,000. In addition, the retention agreement provides that Mr. Jenson will be entitled to certain bonus payments based upon the achievement of specified objectives that relate to the generation of cash. The Company will have no obligation to retain or continue Mr. Jenson as an employee and his employment status as an "at-will" employee of the Company is not affected by the retention agreement. If Mr. Jenson's employment with the Company is terminated for any reason other than as a result of (i) termination for Cause (as defined in the agreement), (ii) death or permanent disability, or (iii) Mr. Jenson's resignation without Good Reason (as defined in the agreement), the Company will pay Mr. Jenson a lump sum payment equal to his annual base salary and an amount equal to any unpaid bonuses and the Company will reimburse Mr. Jenson for the cost of his COBRA payments for the twelve-month period following his termination.

     In August 2000, the Company entered into a bonus agreement that provided for the payment of the following bonuses to Mr. Jenson, provided that Mr. Jenson was an employee of the Company at the time such amounts were payable: $100,000 upon completion of the sale or accounts receivable refinancing of the Company's Merisel Open Computing Alliance business; $100,000 upon completion of the sale, restructuring and/or winding down in all material respects of its U.S. distribution business; and $50,000 upon achievement of quarterly profitability for the Company's Canadian distribution business or upon completion of the sale and/or winding down in all material respects of that business. Mr. Jenson has received aggregate payments of $200,000 under the bonus agreement, which has been superseded by the retention agreement described above.

     In February 2001, Merisel Canada entered into a change of control agreement with Mr. Martin which provides that if, within one year of a change of control of Merisel Canada (as defined in the agreement), Mr. Martin's employment is terminated other than as a result of (i) "Termination for Cause" (as defined in the agreement), (ii) his death or permanent disability or (iii) his resignation without "Good Reason" (as defined in the agreement), Canada will pay Mr. Martin an amount equal to one times Mr. Martin's annual base salary, to be paid over a period of 52 weeks in accordance with Canada's standard payroll practices. In addition, if such amount is payable, the agreement requires the Company to reimburse Mr. Martin for his extended health coverage under Canada's health insurance plans for a 52-week period following the date of such termination.

        In August 2000, the Company entered into a retention agreement with Mr. Stephens which provides that if Mr. Stephens' employment is terminated other than as a result of (i) "Termination for Cause" (as defined in the agreement),

(ii) his death or permanent disability or (iii) his resignation without "Good Reason" (as defined in the agreement), the Company will pay Mr. Stephens an amount equal to one times Mr. Stephens' annual base salary, to be paid over a period of 52 weeks in accordance with the Company's standard payroll practices. If such amount is payable, the retention agreement requires the Company to reimburse Mr. Stephens for any COBRA continuation payments he makes under the Company's health plans for one year following termination of his employment. The agreement also provides for the payment of a $100,000 bonus to Mr. Stephens upon completion of the sale, restructuring and/or winding down in all material respects of its U.S. distribution business, which amount has been paid to Mr. Stephens.

        In August 1999, the Company entered into a change of control agreement with Mr. Stephens which provides that if, within one year of a change of control of the Company (as defined in the agreement), Mr. Stephens' employment is terminated other than as a result of (i) "Termination for Cause" (as defined in the agreement), (ii) his death or permanent disability or (iii) his resignation without "Good Reason" (as defined in the agreement), the Company will make a lump sum payment to Mr. Stephens equal to one times Mr. Stephens' annual base salary. If such amount is payable, the agreement requires the Company to reimburse Mr. Stephens for any COBRA continuation payments he makes under the Company's health plans for one year following termination of his employment. Amounts payable under the change of control agreement are reduced by any amounts payable as severance under the retention agreement entered into with Mr. Stephens.

        In August 2000, the Company entered into a retention agreement with Ms. Tallman which provides that if Ms. Tallman's employment is terminated other than as a result of (i) "Termination for Cause" (as defined in the agreement), (ii) her death or permanent disability or (iii) her resignation without "Good Reason" (as defined in the agreement), the Company will pay Ms. Tallman an amount equal to one times Ms. Tallman's annual base salary, to be paid over a period of 52 weeks in accordance with the Company's standard payroll practices. If such amount is payable, the retention agreement requires the Company to reimburse Ms. Tallman for any COBRA continuation payments she makes under the Company's health plans for one year following the termination of her employment. The agreement also provides for the payment of a $50,000 bonus to Ms. Tallman upon completion of the sale of the Company's Merisel Open Computing Alliance business and a $50,000 bonus upon the completion of the sale restructuring and/or winding down in all material respects of its U.S. distribution business, which amounts have been paid to Ms.Tallman.

     In August 1999, the Company entered into a change of control agreement with Ms. Tallman which provides that if, within one year of a change of control of the Company (as defined in the agreement), Ms. Tallman's employment is terminated other than as a result of (i) "Termination for Cause" (as defined in the agreement), (ii) her death or permanent disability or (iii) her resignation without "Good Reason" (as defined in the agreement), the Company will make a lump sum payment to Ms. Tallman equal to one times Ms. Tallman's annual base salary. If such amount is payable, the agreement requires the Company to reimburse Ms. Tallman for any COBRA continuation payments she makes under the Company's health plans for one year following the termination of her employment. Amounts payable under the change of control agreement are reduced by any amounts payable under the retention agreement entered into with Ms. Tallman.

     In August 2000, the Board of Directors of the Company approved the terms of Mr. Sadler's compensation, which included base salary of $300,000 for six months of employment and a bonus potential of $300,000 if certain conditions were met, $100,000 of which was guaranteed. Additionally, Mr. Sadler received a signing bonus of $100,000 upon the commencement of his employment by the Company.

     In November 2000, the Company entered into a waiver and release agreement with Dwight A. Steffensen, former chairman of the board and chief executive officer, which provided that (i) the Company would keep Mr. Steffenson on its payroll through October 31, 2000 at Mr. Steffensen's base salary in effect in August 2000; (ii) the Company would make a lump sum payment to Mr. Steffensen equal to $400,000; and (iii) the period during which Mr. Steffensen is entitled to exercise his vested stock options would be extended to February 7, 2003.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Ownership of Common Stock

         The following table sets forth as of March 30, 2001 certain information regarding beneficial ownership of the Company's Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% or more of the outstanding Common Stock as of such date, each director, each executive officer or former executive officer of the Company named below under the caption "Executive Compensation - Summary Compensation Table," and all directors and executive officers (including such former executive officer) as a group. Unless otherwise indicated, the stockholders have sole voting and investment power with respect to shares beneficially owned by them, subject to community property laws, where applicable.

Name and Address                                 Amount and Nature of              Percent  of
----------------                                 Beneficial Ownership              Shares Owned
                                                -----------------------          ----------------
Albert J. Fitzgibbons III...................                 -0-  (1)                      *
Bradley J. Hoecker..........................                 -0-  (1)                      *
Timothy N. Jenson...........................              25,392  (2)(4)                   *
Mitchell Martin.............................               8,600  (3)(5)                   *
Dr. Arnold Miller...........................                 700  (6)                      *
Phoenix Acquisition Company II, L.L.C.......           5,093,494  (7)(8)                63.42%
 767 5th Avenue, 48th Floor
 New York, New York 10153
Lawrence J. Schoenberg......................              36,558  (6)                      *
James R.Stephens............................              16,812  (2)(3)(9)                *
Karen A. Tallman............................              16,944  (2)(3)(10)               *
David G. Sadler..................................         32,103  (2)(11)                  *
Dwight A Steffensen.........................              80,000  (12)                     *
All Directors and Executive Officers........             218,351  (2)(13)                2.70%
  as a Group (12 Persons)

*Less than 1%
(1) Each of Messrs. Fitzgibbons and Hoecker is a director or partner of certain affiliates of Phoenix Acquisition Company II, L.L.C. ("Phoenix") and, therefore, may be deemed to beneficially own the 5,093,494 shares of Common Stock beneficially owned by Phoenix. Each of Messrs. Fitzgibbons and Hoecker disclaims such beneficial ownership. The address of each of Messrs. Fitzgibbons and Hoecker is the same as that given for Phoenix.
(2) Includes shares held in the Company's 401(k) plan for the accounts of the following individuals: Mr. Jenson-732; Mr. Sadler-2,103; Mr. Stephens-966; and Ms. Tallman-1,694.
(3) Amount listed does not include shares of restricted stock units awarded to the following individuals in the following amounts: Mr. Martin-1,500; Mr. Stephens-2,500; and Ms. Tallman-1,000. Such restricted stock units become fully vested on August 17, 2002 or earlier if certain financial performance targets are achieved.
(4) Includes 17,500 shares issuable with respect to stock options exercisable within 60 days after March 30, 2001.
(5) Includes 8,250 shares issuable with respect to stock options exercisable within 60 days after March 30, 2001.
(6) Includes 500 shares issuable with respect to stock options exercisable within 60 days after March 30, 2001.
(7) Includes 93,494 shares of Common Stock into which the Convertible Preferred Stock beneficially owned by Phoenix was convertible within 60 days after March 30, 2001.
(8) All information regarding share ownership (except for (7) above) is taken from and furnished in reliance upon the Schedule 13D filed by Phoenix pursuant to Section 13(d) of the Securities Exchange Act of 1934. Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund") is the sole member of Phoenix. Stonington Partners, L.P. ("Stonington LP") is the general partner of the Fund, and Stonington Partners, Inc. II ("Stonington II") is the general partner of Stonington LP. The Fund is managed by Stonington. The following individuals are the directors and/or officers of Stonington and Stonington II and have shared voting and dispositive powers with respect to the Common Stock held by Phoenix:
    Alexis P. Michas; James J. Burke, Jr.; Robert F. End; Albert J. Fitzgibbons III; Bradley J. Hoecker and Shyam H. Gidumal. Stonington LP, Stonington II, Stonington and each of the directors and officers of Stonington II and Stonington disclaim beneficial ownership of these shares.
(9) Includes 14,694 shares issuable with respect to stock options exercisable within 60 days after March 30, 2001.
(10) Includes 15,250 shares issuable with respect to stock options exercisable within 60 days after March 30, 2001.
(11) Includes 30,000 shares issuable with respect to stock options exercisable within 60 days after March 30, 2001.
(12) Consists solely of shares issuable with respect to stock options exercisable within 60 days after March 30, 2001.
(13) Includes 166,694 shares issuable with respect to stock options exercisable within 60 days after March 30, 2001.

Item 13.  Certain Relationships and Related Transactions.

         Merisel has entered into Indemnity Agreements with some of its directors and executive officers, which agreements require Merisel, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, employees or agents of Merisel (other than liabilities arising from conduct in bad faith or which is knowingly fraudulent or deliberately dishonest), and, under certain circumstances, to advance their expenses incurred as a result of proceedings brought against them.

         In 1999, the Company made an interest-free loan to Mr. Jenson in the amount of $65,000 for the sole purpose of purchasing shares of the Company's common stock. The terms of the loan provided for the entire principal amount to be forgiven on the earlier of (i) the date the Company released its earnings for fiscal year 1999, provided that the Company's pre-tax net income equaled at least a specified amount, and (ii) March 2, 2001. The terms of the loan also provided for the entire principal amount to be forgiven upon termination of Mr. Jenson's employment by the Company other than as a result of termination for cause or resignation by Mr. Jenson without good reason (each as defined in the severance agreement between the Company and Mr. Jenson). The loan was forgiven on March 2, 2001 in accordance with its terms.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2001            MERISEL, INC.



                                By:/s/Timothy N. Jenson
                                ----------------------------------------
                                   Timothy N. Jenson
                                   Chief Executive Officer, President and
                                   Chief Financial Officer
                                   (Principal Executive and Financial Officer)