Form 10-Q
period 2001-03-31
MERISEL INC /DE/
filed 2001-05-15
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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

                                 Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          Number of Shares Outstanding
               Class                                 as of May 11, 2001
-------------------------------------                ------------------
Common Stock, $.01 par value                           8,030,850 Shares

                                  MERISEL, INC.

                                      INDEX


                                                                 Page Reference
PART I   FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of                         1-2
                  March 31, 2001 and December 31, 2000

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2001 and 2000                  3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2001 and 2000                  4

                  Notes to Consolidated Financial Statements                5-10

                  Management's Discussion and Analysis of                  11-17
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure         17

PART II  OTHER INFORMATION                                                    18

                  SIGNATURES                                                  19

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





                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                           MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                              (Unaudited)
                                                                               March 31,               December 31,
                                                                                  2001                     2000
                                                                           -------------------      -------------------
Current assets:
Cash and cash equivalents                                                          $   44,395                $  46,865
Accounts receivable (net of allowances of $19,062 and $25,218 for
2001 and 2000, respectively)                                                           83,522                   34,364
Inventories                                                                            45,958                   60,859
Prepaid expenses and other current assets                                               2,824                    4,258
Deferred income taxes                                                                     837                      880
                                                                           -------------------      -------------------
  Total current assets                                                                177,536                  147,226

Property and equipment, net                                                            23,831                   27,054

Cost in excess of net assets acquired, net                                              3,454                    3,666

Other assets                                                                               69                      335
                                                                           -------------------      -------------------

Total assets                                                                       $  204,890               $  178,281
                                                                           ===================      ===================











               See accompanying notes to consolidated financial statements.



                          PART 1. FINANCIAL INFORMATION


                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                (Unaudited)          December 31, 2000
                                                                                 March 31,
                                                                                    2001
                                                                             -------------------    --------------------

Current liabilities:
Accounts payable                                                                      $ 84,356               $  99,057
Accrued liabilities                                                                     31,656                  40,640
Long-term debt and capitalized lease obligations                                           852                   1,363
                                                                             -------------------    --------------------
  Total current liabilities                                                            116,864                 141,060

Long-term debt                                                                          49,764                  23,803

Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000
shares; 150,000 shares issued and outstanding                                           15,990                  15,677
Common stock, $.01 par value, authorized 15,000,000
  shares; 8,030,860  and 8,030,905 shares issued and
outstanding for 2001 and 2000, respectively                                                803                     803
Additional paid-in capital                                                             281,597                 281,896
Accumulated deficit                                                                   (249,119)               (275,450)
Accumulated other comprehensive loss                                                   (11,009)                 (9,508)
                                                                             -------------------    --------------------
Total stockholders' equity                                                              38,262                  13,418
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $  204,890              $  178,281
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



                                                    MERISEL, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (In thousands, except per share data)
                                                               (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                          2001                         2000
                                                                    -----------------------     -------------------------

Net sales                                                                  $  164,683                  $   904,565

Cost of sales                                                                 155,110                      865,142
                                                                    -----------------------     -------------------------

Gross profit                                                                    9,573                       39,423

Selling, general and administrative expenses                                   19,933                       51,802

                                                                    -----------------------     -------------------------

Operating loss                                                                (10,360)                     (12,379)

Interest expense, net                                                             910                        4,545

Other expense, net                                                                791                        4,090
                                                                    -----------------------     -------------------------

Loss from continuing operations before
  income taxes and extraordinary item                                         (12,061)                     (21,014)

Income tax provision                                                              730                          152
                                                                    -----------------------     -------------------------

Loss from continuing operations before extraordinary item                     (12,791)                     (21,166)

Discontinued operations:
   Income from discontinued operations                                                                       7,719
   Gain on sale of discontinued operations                                     36,250
                                                                    -----------------------     -------------------------
Income (loss) before extraordinary item                                        23,459                      (13,447)

Extraordinary gain on extinguishment of debt, net                               2,872

                                                                    -----------------------     -------------------------

Net income (loss)                                                           $  26,331                   $  (13,447)
                                                                    =======================     =========================

Preferred dividends                                                               313
                                                                    -----------------------     -------------------------
Net income (loss) available to common stockholders                          $  26,018                   $  (13,447)
                                                                    =======================     =========================

Net income (loss) per share (basic and diluted:
Loss from continuing operations before extraordinary items less
preferred dividends                                                         $   (1.63)                 $     (2.64)

  Income from operations                                                                                       .96
  Gain on sale                                                                   4.51
  Extraordinary gain                                                              .36
                                                                    -----------------------     -------------------------
Net income (loss) available to common stockholders                           $    3.24                 $     (1.67)
                                                                    =======================     =========================

Weighted average number of shares
  Basic and diluted                                                              8,031                       8,029




              See accompanying notes to consolidated financial statements.



                                       MERISEL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  2001                     2000
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $   26,331             $   (13,447)
Less: income from discontinued operations, net                                                                  7,719
                                                                            ------------------      -------------------
Income (loss) from continuing operations                                               26,331                 (21,166)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
  Depreciation and amortization                                                         1,700                   5,424
  Provision for doubtful accounts                                                       1,541                   4,095
  Loss (Gain) on sale of property and equipment                                           290                  (1,539)
  Gain on sale of MOCA                                                                (36,250)
  Extraordinary gain on extinguishment of debt                                         (2,872)
Changes in operating assets and liabilities:
  Accounts receivable                                                                 (53,422)                (38,843)
  Inventories                                                                          12,379                 123,471
  Prepaid expenses and other current assets                                             1,545                     215
  Accounts payable                                                                    (11,511)               (109,314)
  Accrued liabilities                                                                  (8,751)                  3,017
                                                                            ------------------      -------------------
Net cash used for operating activities of continuing operations                       (69,020)                (34,640)
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                       (152)                 (1,625)
Proceeds from sale of MOCA                                                             36,250
Proceeds from sale of property and equipment, net disposal cost                           740                   1,765
                                                                            ------------------      -------------------
Net cash provided by investing activities of continuing operations                     36,838                     140
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                                                      40,000
Repayments under revolving line of credit                                                                     (40,000)
Proceeds from Financing Facility                                                       50,956
Purchase of bonds                                                                     (20,931)
Repayments under other financing arrangements                                            (510)                 (1,053)
Proceeds from issuance of Common Stock                                                                            112
                                                                            ------------------      -------------------
Net cash provided by (used for) financing activities of continuing                     29,515                    (941)
operations

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   197                     196
                                                                            ------------------      -------------------


NET CASH USED IN DISCONTINUED OPERATIONS                                                                         (216)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS OF CONTINUING OPERATIONS                                            (2,470)                (35,461)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                               46,865                  57,557
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    44,395                 $22,096
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid during the period for:                                                  2001                    2000
                                                                            ------------------     --------------------
  Interest                                                                   $            660                $    653
  Income taxes                                                                          5,616                     140
Non cash activities:
   Capital lease obligations entered into                                                                         120


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

The information for the three months ended March 31, 2001 and 2000 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. Certain amounts for 2000 have been reclassified to conform with the 2001 presentation. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.   Liquidity

The Company has developed an operating plan for 2001 that focuses upon returning its Canadian distribution business to profitability, maximizing cash in winding down its U.S. distribution business (other than software licensing), and further developing its Optisel and its software licensing businesses. At March 31, 2001, the Company had approximately $44,395,000 of cash and cash equivalents on hand. The Company expects that expenditures related to the wind-down will consume a substantial amount of the cash balance and believes the aggregate amount could be as high as $15 million to $25 million. Management believes that, with its cash on hand, anticipated cash from operations, trade credit from vendors, borrowings under Merisel Canada's revolving credit facility and, primarily with respect to its U.S. operations, its ability to reduce operating expenses, it will have sufficient cash flow and working capital to meet the Company's future operating needs and cash requirements through December 31, 2001.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


As a result of the wind-down of the U.S. distribution business, the Company has made certain estimates as to the carrying value of assets and liabilities. At March 31, 2001, the most significant estimates relate to the recoverability of vendor-related receivables. At March 31, 2001, the Company has recorded vendor-related reserves associated with its U.S. distribution business of $16,947,000. In the opinion of management, these reserves appropriately adjust the balances to their net realizable values.

3.   New Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company uses derivative products, such as forward contracts, primarily to hedge the foreign currency market exposures that affect certain assets and liabilities and forecasted transactions with customers and vendors. The Company designates such derivatives primarily as fair value hedges.

The Company had foreign exchange contracts outstanding to purchase the equivalent of approximately $22.0 million and $17.7 million U.S. dollars at January 1, 2001 and March 31, 2001, respectively, with an average contract duration of less than three months. The fair values of such contracts at January 1, 2001 and March 31, 2001 resulted in a liability of $634,000 and an asset of $491,000, respectively, and are included in accrued liabilities and prepaid expenses and other assets in the accompanying balance sheets. The Company includes gains or losses on its hedges in its statements of operations consistent with the related gains or losses on its hedged assets and liabilities. Hedge ineffectiveness for the three-month period ended March 31, 2001 was insignificant. At January 1, 2001, the carrying value of such contracts under SFAS No. 133 did not differ significantly from amounts previously recorded by the Company under the provisions of SFAS No. 52. Accordingly, the adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations or cash flows of the Company.

4.   Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's first quarter is the 13-week period ending on the Saturday nearest to March 31. For simplicity of presentation, the Company has described the interim periods and year-end period as of March 31 and December 31, respectively.

5.       Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale to Arrow Electronics, Inc. ("Arrow") of its Merisel Open Computing Alliance ("MOCA") business unit, which provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to authorized resellers. The stock sale agreement pursuant to which the sale was made provided for

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37,500,000 payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179.8 million of which approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price, in the fourth quarter of 2000 the Company realized a gain, net of costs associated with the sale, of approximately $25.2 million. In March 2001 the Company received an Additional Payment of $37,500,000 which, after deducting certain obligations relating to the payment, netted $36,250,000, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36,250,000.

In connection with the sale, Merisel and Arrow entered into a fee-based transition services agreement pursuant to which Merisel provides logistics management, order processing, configuration and information technology services. The agreement had an initial term of six months but has been extended through August 27, 2001, and is extendible at Arrow's option through October 31, 2001 and beyond with mutual agreement of the parties.

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

Summarized financial information for the discontinued operations is as follows:

                                                    (In thousands)
                                              For the Three Months Ended
                                                       March 31,
                                                         2000
                                                        ------
Net Sales                                              $262,199
Income from Discontinued
   Operations                                             7,719



6.       Restructuring Charges

During the third and fourth quarters of 2000, the Company announced restructuring plans that included reductions in workforce and in December 2000 announced that it would wind down virtually all of its U.S. distribution business, excluding software licensing. Additionally, during

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


the fourth quarter of 1999, the Company also announced a restructuring plan. As a result, the Company recorded restructuring charges of $10,964,000, $6,672,000 and $3,200,000 in the third quarter 2000, the fourth quarter 2000 and the fourth quarter 1999, respectively. The Company reduced its workforce by approximately 2,200 full-time positions as a result of the above-referenced restructuring plans.

As of March 31, 2001, $9,427,000 of total restructuring costs had not been paid and were included in accrued liabilities on the balance sheet. The following table displays the activity and balances of the restructuring reserve account from December 31, 2000 to March 31, 2001:

                                         December 31, 2000                           March 31, 2001
                                              Balance               Payments             Balance
Type of cost:
Severance and related costs                $  5,214                 $ (3,520)           $ 1,694
Facility, lease and other                     8,529                     (796)             7,733
                                      ------------------------- ----------------- ----------------------
Total                                       $13,743                 $ (4,316)           $ 9,427
                                      ========================= ================= ======================



7.       Extraordinary Gain on Debt Extinguishment

In January 2001, the Company purchased $20,175,000 of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $17,149,000, reducing the outstanding balance of the 12.5% Notes to $3,628,000, which were redeemed at a total cost of $3,782,000 in February 2001. As a result, the Company recognized an extraordinary gain of approximately $2,872,000 for the three months ended March 31, 2000. During the second, third and fourth quarters of 2000, the Company purchased $101,197,000 aggregate principal amount of its 12.5% Notes for an aggregate cost of $50,982,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $49,003,000 in 2000. As a result of such purchases and redemption, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged. See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."

8.       Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                                 (In thousands)
                                                               Three Months Ended
                                                                    March 31,
                                                         2001                2000
                                                         ----                ----

Net income (loss)                                       $26,331            $(13,447)
Other comprehensive income -
   Foreign currency translation adjustments              (1,501)               (115)
                                                    ----------------    ----------------

Comprehensive income (loss)                             $24,830            $(13,562)
                                                    ================    ================


9.       Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding potential common shares including stock options, convertible preferred stock and restricted stock units using the "treasury stock" method. There was no difference between basic and diluted weighted average shares outstanding for each of the March 31, 2001 and 2000 periods as the impact of stock options, convertible preferred stock and restricted stock units would be anti-dilutive in both periods.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


                                                                       2001             2000
                                                                  ---------------- ---------------
Loss from continuing operations                                      $(12,791)         $(21,166)
Preferred stock dividends                                                (313)
                                                                  ---------------- ---------------
Loss available to common stockholders                                 (13,104)          (21,166)
Income from discontinued operations                                                       7,719
Gain on sale of discontinued operations                                36,250
Extraordinary gain on extinguishment of debt                            2,872
                                                                  ---------------- ---------------
Net Income (Loss) available to common
         Stockholders                                                 $26,018          $(13,447)
                                                                  ================ ===============


10.      Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS No. 131, the Company had determined it had three operating segments: the United States distribution segment, the Canadian distribution segment, and MOCA. Effective as of October 27, 2000, the Company completed the sale of its MOCA business segment. MOCA has been treated as a discontinued operation in the accompanying financial statements. The segment data included below has been restated to exclude amounts related to the MOCA business unit. On November 10, 2000, the Company, through its wholly owned subsidiary Optisel, acquired substantially all of the e-services assets of Value America. Optisel has a separate management team and strategy and has been determined to be an operating segment under SFAS No.131.

In accordance with SFAS No. 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports. For the purposes of segment disclosure, all shared information technology and corporate expenses of the U.S. and Optisel segments for the three months ended March 31, 2001, which totaled $2,598,000, have been included in the U.S. segment.


                                                Three months ended
                                                  March 31, 2001
                                                  (in thousands)
                              -------------------------------------------------------
                                  US         Canada        Optisel         Total

Net sales to external customers    6,140     156,522         2,021         164,683
Operating (loss) profit           (8,855)      1,591        (3,096)        (10,360)
Total segment assets              48,500     154,075         2,315         204,890


                                                Three months ended
                                                  March 31, 2000
                                                  (in thousands)
                              -------------------------------------------------------
                                  US         Canada        Optisel         Total

Net sales to external customers  670,893     233,672                       904,565
Operating loss                   (11,653)       (726)                      (12,379)
Total segment assets             391,409     144,802                       536,211

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S.
distribution business would be wound down. On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel, which will leverage the Company's distribution and logistics capabilities to operate a logistics and e-services business. As a result, Merisel today operates a Canadian distribution business, a U.S. software licensing business and Optisel.

Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale to Arrow of its MOCA business unit, which provides enterprise-class solutions for Sun Microsystems servers and the Solaris operating system to authorized resellers. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179.8 million of which approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price, in the fourth quarter of 2000 the Company realized a gain, net of costs associated with the sale, of approximately $25.2 million. In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.25 million, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36.25 million.

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

Wind-Down of U.S. Distribution Business

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

Optisel Business

Through the Company's newly formed subsidiary Optisel, the Company will conduct its logistics and electronic services business. Optisel is currently recruiting clients with back-end systems-support and logistics needs to leverage its existing capabilities. Optisel will provide future clients with a front-end Web-based customer interface and other e-service offerings, which may include marketing and advertising services, web development and design, and interactive call center management and customer service. The Company expects to complete the development of the front-end interface and required systems integration by the end of the third quarter of 2001. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel is providing fee-based distribution and logistics services and IT services for MOCA. The agreement, which provided for a minimum six-month term, has been extended through the end of August and may be extended at Arrow's option through the end of October 2001 and beyond with mutual agreement of the parties.

RESULTS OF OPERATIONS

Including discontinued operations, the Company reported net income of $26,311,000, or $3.24 per share, for the three months ended March 31, 2001, compared to a net loss of $13,447,000, or $1.67 loss per share, for 2000. These results include income from discontinued operations of $7,719,000 for the quarter ended March 31, 2000. The discussion and analysis below is limited to the Company's continuing operations and includes the U.S. distribution business.

Three Months Ended March 31, 2001 as Compared to the Three Months Ended March 31, 2000.

The Company's net sales decreased 81.8% from $904,565,000 in the quarter ended March 31, 2000 to $164,683,000 in the quarter ended March 31, 2001. The decrease resulted from a 99.1% decline in net sales in the U.S. distribution business and a 33.0% decline in net sales in the Canadian distribution business. The decrease in net sales for the U.S. distribution business resulted from the significant contraction in that business experienced over the course of 2000 due to many factors, which led to the Company's decision in December 2000 to wind down the business with the exception of software licensing. The contraction in the U.S. distribution business, including the loss of certain primary vendors, resulted in software licensing sales declining on a year-over-year basis from approximately $68 million for the quarter ended March 31, 2000 to approximately $5 million for the 2001 period. Software licensing sales for the 2001 period grew  54%  over  fourth  quarter  2000  sales  of  approximately  $3.2  million.
Management
believes that the sales decline experienced by the Canadian distribution business resulted primarily from management's need to focus on problems in the U.S. distribution business and diminished vendor credit support, due primarily to heightened vendor concerns regarding the U.S. business, and related product availability challenges. Canadian distribution sales for the 2001 period grew 22% over fourth quarter 2000 sales. This sales growth combined with restructuring efforts to reduce operating expenses resulted in the business achieving positive operating and net income in the first quarter of 2001. Revenues for the Optisel business for the first quarter of 2001 were $2,021,000, all of which were generated by the MOCA transition services agreement.

In the Canadian distribution business, hardware and accessories accounted for 75% of net sales and software accounted for 25% of net sales for the quarter ended March 31, 2001 as compared to 79% and 21%, respectively, for such categories for the quarter ended March 31, 2000.

Gross profit decreased 75.7% or $29,850,000 from $39,423,000 in the first quarter of 2000 to $9,573,000 in the 2001 period, which primarily reflects the decline in sales in the U.S. distribution business. Gross profit as a percentage of sales, or gross margin, increased from 4.36% in the first quarter of 2000 to 5.81% in the first quarter of 2001. This increase was due to the fact that the Canadian distribution business, which has historically experienced higher margins than the U.S. distribution business, became the majority of the total business and, to a lesser extent, to the higher margin generated by Optisel under the MOCA transition services agreement. Gross margins in the Canadian distribution business decreased slightly from 5.77% in the first quarter of 2000 to 5.72% in the first quarter of 2001.

Selling, general and administrative expenses decreased by 61.5% from $51,802,000 in the first quarter of 2000 to $19,933,000 in the first quarter of 2001. This reduction resulted primarily from a decrease in variable expenses due to lower sales volumes and also from cost savings associated with the 2000 restructuring plans. Selling, general and administrative expenses as a percentage of sales increased from 5.73% for the first quarter of 2000 to 12.10% for the same period in 2001, due primarily to reduced sales volumes in relation to fixed costs.

As a result of the above items, the Company incurred an operating loss of $10,360,000 for the three-month period ended March 31, 2001 compared to an operating loss of $12,379,000 for the three-month period ended March 31, 2000.

In the first quarter of 2001, the Company purchased and redeemed $23,803,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $20,931,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $2,872,000 for the three months ended March 31, 2001. See
"Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."

Interest Expense; Other Expense; and Income Tax Provision

Interest expense for the Company decreased 79.8% from $4,545,000 in the first quarter of 2000 to $910,000 in the 2001 period. This decrease is primarily related to the purchases of the 12.5% Notes made during the second half of 2000 and the first quarter of 2001, and a reduction in outstanding revolving credit borrowings. For the first quarter of 2000, all of the Company's revolving credit borrowings were incurred in the U.S. under a facility that was terminated in October 2000. For the first quarter of 2001, revolving credit borrowings were incurred in Canada under a new facility commencing January 12, 2001.

Other expense for the Company decreased from $4,090,000 in the three months ended March 31, 2000 to $791,000 for the three months ended March 31, 2001. The decrease is primarily related to the termination of the Company's asset securitization facilities, both in the U.S. and Canada. The U.S. asset securitization facility was terminated during the fourth quarter of 2000 and the Canadian facility was terminated effective January 12, 2001.

The income tax provision was $152,000 and $730,000 for the three months ended March 31, 2000 and 2001, respectively. In both periods, the income tax rate reflects primarily the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss carry forwards to offset federal income taxes.

Loss from Continuing Operations Before Extraordinary Item

Loss from continuing operations before extraordinary item for the Company decreased from $21,166,000 for the three months ended March 31, 2000, to a loss of $12,791,000 for the three months ended March 31, 2001 due to the factors described above. The Canadian distribution business reported operating income of $1,591,000 for the quarter, but this income was offset by operating losses of $11,951,000 in the Company's other businesses. The Canadian distribution business was also profitable at the net income level, reporting net income of $158,000 for the quarter.

Extraordinary Gain; Gain on Sale of MOCA

Results for the three months ended March 31, 2001 also reflect an extraordinary gain of $2,872,000 related to the purchase and redemption of $23,803,000 aggregate principal amount of the 12.5% Notes and a gain of $36,250,000 in connection with the sale of MOCA.

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

Additionally, in Canada, the Company's net sales in the first and fourth quarters have been historically higher than in its other two quarters. In the U.S., the Company's net sales in the fourth quarter have been historically higher than in the first three quarters. Management believes that the pattern of higher first and fourth quarter sales is partially explained by buying patterns of

Canadian government agencies in the first quarter and customer buying patterns relating to calendar year-end business and holiday purchases in the fourth quarter. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. The Company expects that it would also experience this type of seasonality in its Optisel business. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the three months ended March 31, 2001 was $69,020,000. The primary uses of cash from operating activities include an increase in accounts receivable of $53,422,000 and a decrease in accrued liabilities of $11,511,000. The increase in accounts receivable is related primarily to the termination of the Company's Canadian asset securitization facility, which was replaced by a new revolving credit facility. These uses of cash were partially offset by a decrease in inventory of $12,379,000, which primarily resulted from wind-down activities related to the U.S. distribution business.

Net cash provided by investing activities consisted primarily of the $36,250,000 in net cash proceeds received as an additional payment in connection with the sale of the MOCA business unit.

Net cash provided by financing activities was $29,515,000 and was comprised primarily of proceeds from the new Canadian revolving credit facility. In addition, $20,931,000 of cash was used to purchase and redeem $23,803,000 aggregate principal amount of the 12.5% Notes.

Debt Obligations, Financing Sources and Capital Expenditures

In January 2001, the Company purchased $20,175,000 of the 12.5% Notes, reducing the outstanding balance of the 12.5% Notes to $3,628,000, which were redeemed in February 2001. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $2,872,000 in the first quarter of 2001. During 2000, the Company purchased $101,197,000 aggregate principal amount of its 12.5% Notes for an aggregate cost of $50,982,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $49,003,000 in 2000. As a result, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged.

The Company has historically obtained a large portion of its working capital financing under receivables securitization facilities. Because of the sale of the Company's MOCA business unit to Arrow in October 2000 and the significant contraction of the U.S. distribution business, the Company's U.S. securitization facility was terminated on November 3, 2000. In 1995, Merisel Canada, Inc. ("Merisel Canada") entered into a receivables purchase agreement with a securitization company to provide funding for Merisel Canada. In accordance with this agreement, Merisel Canada sold receivables to the securitization company, yielding proceeds of up to $150,000,000 Canadian dollars at any point in time. The agreement expired on January 12, 2001, at which date Merisel Canada entered into an agreement providing for a new financing facility described below.

The Loan Agreement dated as of January 12, 2001 (the "Loan Agreement") entered into between Merisel Canada and Congress Financial Corporation (Canada), acting as agent (the "Agent"), provides for borrowings on a revolving basis. The Loan Agreement permits borrowings of up to CDN$100,000,000 outstanding at any one time (including face amounts of letters of credit), subject to meeting certain availability requirements under a borrowing base formula and other limitations. Borrowings under the Loan Agreement are secured by a pledge of substantially all of Merisel Canada's assets, including inventory and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the Agent plus 0.75%, for Canadian dollar-denominated loans, at the prime rate of a U.S. bank designated by the Agent plus 0.25%, for U.S. dollar-denominated loans, or at LIBOR plus 2% for Eurodollar loans. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The Loan Agreement has a termination date of January 12, 2004. As of March 30, 2001, CDN$85,583,000 was outstanding under the Loan Agreement. The Loan Agreement contains various covenants that provide for, among other things, the maintenance of certain financial ratios and certain other restrictions.

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

With respect to the Company's U.S. operations, the Company has obligations relating to the wind-down of the U.S. distribution business in addition to working capital and capital expenditure requirements related to its software licensing and Optisel businesses. The Company expects that expenditures related to the wind-down will consume a substantial amount of the Company's cash balance of $44.4 million at March 31, 2001 and believes the aggregate amount could be as high as $15 million to $25 million. A large portion of those expenditures will be made in 2001. Management believes that, with its current cash, expected revenues and cash flow from U.S. operations, and its ability to reduce operating expenses, it has sufficient liquidity for the next 12 months.

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

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. In addition, the Company has developed a number of customer financing alternatives, including an escrow program. The Company also arranges a wide variety of programs through which third parties provide financing to certain of its customers. These programs include floor plan financing and hardware and software leasing. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. In addition, the Company purchases credit insurance as it deems appropriate. If the Company's receivables experience a substantial deterioration in their collectibility or if the Company cannot obtain credit insurance at reasonable rates, the Company's financial condition and results of operations may be adversely impacted.


Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

As stated previously, in the quarter ended March 31, 2001, the Company purchased or redeemed all remaining outstanding 12.5% Notes. Also as stated previously, the Company's Canadian securitization facility expired and the Company entered into a new variable rate revolving credit agreement expiring on January 12, 2004. At March 31, 2001, a total of $49,764,000 was outstanding under the agreement at an average rate of 8.08%. Other than the matters discussed above, no material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On February 13, 2001, the Company held a Special Meeting of Stockholders during which the holders of the Company's Common Stock voted on a proposal to amend the Company's Restated Certificate of Incorporation to effect a reverse stock split pursuant to which every ten shares of outstanding Common Stock would be reclassified into one share of Common Stock. The Company's stockholders approved such proposal with 77,084,076 votes cast for the proposal, 882,955 votes cast against the proposal and 60,919 votes abstaining.

Item 5. Other Matters

The Company's 2001 annual meeting of stockholders will be held more than 30 days after the date of the 2000 annual meeting of stockholders. Stockholder proposals submitted to the Company with respect to the Company's 2001 annual meeting of stockholders will be considered untimely if not received by the Company in a reasonable time before the Company mails its proxy materials related to such meeting.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                  None

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001


                   Merisel, Inc.



                By:/s/ Timothy N. Jenson
                  --------------------------------------------------
                  Timothy N. Jenson
                  Chief Executive Officer, President and Chief Financial Officer
                 (Principal Executive and Financial Officer)