Form 10-Q
period 2001-06-30
MERISEL INC /DE/
filed 2001-08-14
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

                                 Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          Number of Shares Outstanding
               Class                        as of August 9, 2001
-------------------------------------      --------------------
Common Stock, $.01 par value                8,015,245 Shares

                                  MERISEL, INC.

                                      INDEX


                                                                 Page Reference
PART I   FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of                       1-2
                  June 30, 2001 and December 31, 2000

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2001 and 2000         3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000                   4

                  Notes to Consolidated Financial Statements             5-13

                  Management's Discussion and Analysis of               14-21
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure      21

PART II  OTHER INFORMATION                                                 22

                  SIGNATURES                                               23

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




                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                              (Unaudited)
                                                                                June 30,               December 31,
                                                                                  2001                     2000
                                                                           -------------------      -------------------
Current assets:
  Cash and cash equivalents                                                        $   29,425                $  46,865
  Accounts receivable (net of allowances of $7,577
  and $15,688 for 2001 and 2000, respectively)                                         62,426                   30,504
  Inventories                                                                          43,731                   60,859
  Prepaid expenses and other current assets                                             2,269                    8,118
  Deferred income taxes                                                                   871                      880
                                                                           -------------------      -------------------
    Total current assets                                                              138,722                  147,226

Property and equipment, net                                                             9,530                   27,054
Cost in excess of net assets acquired, net                                                                       3,666
Other assets                                                                                                       335
                                                                           -------------------      -------------------

Total assets                                                                        $ 148,252               $  178,281
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


                          PART 1. FINANCIAL INFORMATION


                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                (Unaudited)          December 31, 2000
                                                                                  June 30,
                                                                                    2001
                                                                             -------------------    --------------------

Current liabilities:
  Accounts payable                                                                    $ 72,218               $  99,057
  Accrued liabilities                                                                   29,581                  40,640
  Capitalized lease obligations                                                            109                   1,363
                                                                             -------------------    --------------------
  Total current liabilities                                                            101,908                 141,060

Long-term debt                                                                          20,988                  23,803

Stockholders' equity:
  Convertible preferred stock, $.01 par value, authorized
  1,000,000 shares; 150,000 shares issued and outstanding                               16,310                  15,677
  Common stock, $.01 par value, authorized 15,000,000
    shares; 8,030,847 and 8,030,905 shares issued and
    outstanding for 2001 and 2000, respectively                                            803                     803
  Additional paid-in capital                                                           281,277                 281,896
  Accumulated deficit                                                                 (273,034)               (275,450)
  Accumulated other comprehensive loss                                                                          (9,508)
                                                                             -------------------    --------------------
Total stockholders' equity                                                              25,356                  13,418
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $  148,252              $  178,281
                                                                             ===================    ====================












       See accompanying notes to consolidated financial statements.



                          MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                                June 30,                                  June 30,
                                                        2001              2000                    2001               2000
                                                   ---------------     ----------------    ------------------    -----------------

Net sales                                           $119,129             $628,283              $283,812           $1,532,848

Cost of sales                                        101,726              602,939               256,836            1,468,081
                                                   ---------------     ----------------    ------------------    -----------------

Gross profit                                          17,403               25,344                26,976               64,767

Selling, general & administrative expenses             9,585               44,876                29,518               96,677
Restructuring charge                                   2,325                                      2,325
Impairment charge                                     29,416               19,487                29,416               19,487
                                                   ---------------     ----------------    ------------------    -----------------

Operating loss                                       (23,923)             (39,019)              (34,283)             (51,397)

Interest (income) expense, net                          (105)               4,029                   805                8,574
Other expense, net                                       180                4,527                   971                8,618
                                                   ---------------     ----------------    ------------------    -----------------

Loss from continuing operations  before income
  taxes and extraordinary item                       (23,998)             (47,575)              (36,059)             (68,589)

Income tax (benefit) provision                           (83)                 161                   647                  313
                                                   ---------------     ----------------    ------------------    -----------------

Loss from continuing operations before
  extraordinary item                                 (23,915)             (47,736)              (36,706)             (68,902)

Discontinued operations:
  Income from discontinued operations                                       9,182                                     16,901
  Gain on sale of discontinued operations                                                        36,250
                                                   ---------------     ----------------    ------------------    -----------------
Loss before extraordinary item                       (23,915)             (38,554)                 (456)             (52,001)

Extraordinary gain on extinguishment of debt, net                          21,656                 2,872               21,656
                                                   ---------------     ----------------    ------------------    -----------------


Net (loss) income                                   $(23,915)            $(16,898)               $2,416             $(30,345)
                                                   ===============     ================    ==================    =================

Preferred dividends                                      320                                        633
                                                   ---------------     ----------------    ------------------    -----------------
Net (loss) income available to common
  stockholders                                      $(24,235)            $(16,898)               $1,783             $(30,345)
                                                   ===============     ================    ==================    =================

Net income (loss) per share (basic and diluted):
  Loss from continuing operations before
  extraordinary items less preferred dividends      $  (3.02)            $  (5.94)               $(4.65)            $  (8.58)

Income from discontinued operations                                          1.14                                       2.10
Gain on sale of discontinued operations                                                            4.51
Extraordinary gain on extinguishment of debt, net                            2.70                   .36                 2.70
                                                   ---------------     ----------------    ------------------    -----------------
Net (loss) income available to common
  stockholders                                      $  (3.02)            $  (2.10)               $  .22             $  (3.78)
                                                   ===============     ================    ==================    =================
Weighted average number of shares
  Basic and diluted                                    8,031                8,028                 8,031                8,028



          See accompanying notes to consolidated financial statements.



                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                  2001                     2000
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $   2,416             $   (30,345)
Less: income from discontinued operations, net                                                                 16,901
                                                                            ------------------      -------------------
Income (loss) from continuing operations                                                2,416                 (47,246)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
  Depreciation and amortization                                                         3,844                  10,898
  Provision for doubtful accounts                                                      (3,269)                  7,975
  Impairment losses                                                                    29,416                  19,487
  Gain on sale of property and equipment                                                                       (1,538)
  Gain on sale of MOCA                                                                (36,250)
  Extraordinary gain on extinguishment of debt                                         (2,872)                (21,656)
Changes in operating assets and liabilities:
  Accounts receivable                                                                 (28,404)                 28,274
  Inventories                                                                          16,396                  64,769
  Prepaid expenses and other current assets                                             6,109                  (1,233)
  Accounts payable                                                                    (25,821)                (41,955)
  Accrued liabilities                                                                 (14,248)                   (269)
                                                                            ------------------      -------------------
Net cash (used for) provided by  operating activities of continuing                   (52,683)                 17,506
operations
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                       (473)                 (1,826)
Proceeds from sale of MOCA                                                             36,250
Proceeds from sale of property and equipment, net disposal cost                           740                   1,765
                                                                            ------------------      -------------------
Net cash provided by (used in) investing activities of continuing                      36,517                     (61)
operations
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                              20,988                  40,000
Repayments under revolving line of credit                                                                     (40,000)
Proceeds from issuance of convertible preferred stock                                                          15,000
Purchase of bonds                                                                     (20,931)                (15,047)
Repayments under  other financing arrangements                                         (1,254)                 (2,043)
                                                                            ------------------      -------------------
Net cash used for financing activities of continuing operations                        (1,197)                 (2,090)

Effect of exchange rate on cash                                                           (77)                   (818)

NET CASH USED IN DISCONTINUED OPERATIONS                                                                      (35,646)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS OF CONTINUING OPERATIONS                                           (17,440)                (21,109)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                               46,865                  57,557
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    29,425                  36,448
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid during the period for:                                                  2001                    2000
                                                                            ------------------     --------------------
    Interest                                                                             $660                   $(532)
    Income taxes                                                                        5,616                  10,185
Non cash activities:
    Capital lease obligations entered into                                                                        120



       See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a distributor of software licensing products and, through its subsidiary Optisel, Inc. ("Optisel"), a provider of logistics and electronic services. Until July 28, 2001, the Company also operated a Canadian distribution business, which the Company sold to Synnex Information Technologies, Inc. ("Synnex") effective as of July 28, 2001. Effective as of October 27, 2000, the Company completed the sale of its Merisel Open Computing Alliance ("MOCA") business unit. Additionally, on December 14, 2000, the Company announced that its U.S. computer hardware and software distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down.

The information for the three and six months ended June 30, 2001 and 2000 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   Liquidity

At June 30, 2001, the Company had cash and cash equivalents of $29.4 million. As of August 1, 2001, the Company's cash and cash equivalents had increased to approximately $59.0 million, primarily as a result of the sale of the Canadian distribution business to Synnex effective as of July 28, 2001.

The Company has developed an operating plan for 2001 that focuses upon maximizing cash in winding down its U.S. distribution business (other than software licensing), and further developing its Optisel and software licensing businesses. The Company expects that expenditures related to the wind-down will consume a substantial amount of the cash balance and believes the aggregate amount could be as high as $15 to $20 million. Management believes that, with its cash on hand, anticipated cash from operations, trade credit from vendors, and its ability to reduce operating expenses, it will have sufficient cash flow and working capital to meet the Company's future operating needs and cash requirements for at least the next 12 months.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

As a result of the wind-down of the U.S. distribution business, the Company has made certain estimates as to the carrying value of assets and liabilities. The most significant estimates relate to the collection of accounts receivable and the recoverability of inventory and vendor-related receivables. At December 31, 2000, the Company had recorded accounts receivable, inventory and vendor-related reserves associated with its U.S. distribution business (excluding software licensing) of approximately $10.1 million, $8.0 million and $24.5 million, respectively. At June 30, 2001, the amount of such reserves remaining was approximately $700,000, $300,000 and $4.9 million, respectively. The accounts receivable reserve declined primarily as a result of the write-off of customer accounts totaling approximately $5.0 million and favorable adjustments related to the collection of certain customer accounts of $4.4 million. The favorable adjustment of $4.4 million is reflected as a reduction of operating expenses for the six months ended June 30, 2001, primarily in the three-month period ended June 30, 2001. The inventory reserve declined by approximately $7.7 million during the six months ended June 30, 2001 primarily as a result of the below-cost liquidation of inventory. The change in the vendor-related reserves of approximately $19.6 million is due to payments of $10.2 million related to the settlement of discontinued vendor accounts and favorable adjustments related to vendor account reconciliations of $9.4 million. The favorable adjustment of $9.4 million is reflected as a reduction of cost of sales for the quarter ended June 30, 2001.

3.   New Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Prior to the sale of Merisel Canada, the Company used derivative products, such as forward contracts, primarily to hedge the foreign currency market exposures that affect certain assets and liabilities and forecasted transactions with customers and vendors. The Company designated such derivatives primarily as fair value hedges.

The Company had foreign exchange contracts outstanding to purchase the equivalent of approximately $22.0 million and $13.3 million U.S. dollars at January 1, 2001 and June 30, 2001, respectively, with an average contract duration of less than three months. The fair values of such contracts at January 1, 2001 and June 30, 2001 resulted in liabilities of $634,000 and $299,000, respectively, and are included in accrued liabilities in the accompanying balance sheets. The Company includes gains or losses on its hedges in its statements of operations consistent with the related gains or losses on its hedged assets and liabilities. Hedge ineffectiveness for the six-month period ended June 30, 2001 was insignificant. At January 1, 2001, the carrying value of such contracts under SFAS No. 133 did not differ significantly from amounts previously recorded by the Company under the provisions of SFAS No. 52. Accordingly, the adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations or cash flows of the Company.

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

In connection with the sale, Merisel and Arrow entered into a fee-based transition services agreement pursuant to which Merisel provides logistics management, order processing, configuration and information technology services. The agreement had an initial term of six months but has been extended through February 1, 2002. Arrow has informed the Company that it does not intend to extend the agreement.

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and to segregate the revenues, direct costs and expenses, assets and liabilities, and cash flows of this business. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


Summarized financial information for the discontinued operations is as follows:

                                                     (In thousands)                            (In thousands)
                                               For the Three Months Ended                 For the Six Months Ended
                                                     June 30, 2000                             June 30, 2000
                                         ---------------------------------------    -------------------------------------

Net Sales                                                    $296,561                                $558,760
Income from
   Discontinued Operations                                      9,182                                  16,901



6.       Restructuring Charges

During the third and fourth quarters of 2000, the Company announced restructuring plans that included reductions in its workforce and in December 2000 announced that it would wind down virtually all of its U.S. distribution business, excluding software licensing. The Company also announced a restructuring plan during the fourth quarter of 1999. As a result, the Company recorded restructuring charges of $10,964,000, $6,672,000 and $3,200,000 in the third quarter of 2000, the fourth quarter of 2000 and the fourth quarter of 1999, respectively. The Company reduced its workforce by approximately 2,200 full-time positions as a result of such restructuring plans.

During the second quarter of 2001, the Company further reduced its workforce by approximately 50 full-time positions. As a result, an additional net restructuring charge of $888,000 was recorded. Also during the second quarter of 2001, in connection with the wind-down of the U.S. business the Company recorded an additional restructuring charge of $1,437,000 related to facility and lease commitments.

As of June 30, 2001, $10,500,000 of total restructuring costs had not been paid and were included in accrued liabilities on the balance sheet. The following table displays the activity and balances of the restructuring reserve account from December 31, 2000 to June 30, 2001:

                                                                        (In thousands)
                                         December 31, 2000                                             June 30, 2001
                                              Balance             Net Charges        Payments             Balance
Type of cost:
Severance and related costs                $  5,214                   $  888          $  4,317          $  1,785
Facility, lease and other                     8,529                    1,437             1,251             8,715
                                      ------------------------- ----------------- ---------------- ----------------------
Total                                       $13,743                 $  2,325          $  5,568           $10,500
                                      ========================= ================= ================ ======================


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

7.       Disposition of Assets and Impairment Losses

Effective July 28, 2001, the Company completed the sale to Synnex of its Canadian distribution business ("Merisel Canada"), which is a full-line distributor of computer hardware and software products. The stock sale agreement pursuant to which the sale was made provided for a purchase price of CDN$30.0 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Canada. The preliminary purchase price was CDN$30.0 million, or US$19.6 million, of which US$2.0 million was deposited in an escrow account pending completion of the closing balance sheet and resolution of indemnification claims made during the 12 months after closing. In addition, the Company is entitled to any amounts collected by Merisel Canada under credit insurance policies with respect to any period prior to the closing. The estimated direct costs associated with the disposition of Merisel Canada are $1.1 million.

As a result of the impending sale of its Canadian distribution business at June 30, 2001, the Company reviewed the recoverability of its long-lived assets, including indentifiable intangible assets, to determine if there had been any permanent impairment. Based on this review the Company recorded an impairment charge of $29.4 million as of June 30, 2001. The impairment charge includes $13.0 million for the SAP operating system, $9.6 million for the Company's foreign translation adjustment, $3.6 million for the unamortized goodwill attributable to the Canadian distribution business, and $3.2 million related to various other assets.

The following tables disclose the unaudited Pro Forma Condensed Consolidated Statements of Operations for the six month periods ended June 30, 2001 and June 30, 2000 assuming that the disposition occurred on the first date of the respective periods.

                                                                               (In thousands)
                                                                           Pro Forma Adjustments
                                                                   --------------------------------------
                                                  Historical         Merisel                                    Pro Forma
                                                   6/30/01           Canada         (a)        Other
                                               ----------------    ----------------       ---------------      ----------------

Net sales                                      $     283,812       $      264,780                             $       19,032
Cost of sales                                        256,836              249,485                                      7,351
                                               ----------------    ----------------       ---------------      ----------------
Gross profit                                          26,976               15,295                                     11,681
Selling, general & administrative expenses            29,518               13,345              $ 2,127    (b)         18,300
Restructuring charge                                   2,325                 (229)                                      2,554
Impairment charge                                     29,416               29,416
                                               ----------------    ----------------       ---------------      ----------------
Operating loss                                       (34,283)             (27,237)              (2,127)               (9,173)
Interest expense, net                                    805                1,639                  834    (c)
Other expense, net                                       971                  330                                        641
                                               ----------------    ----------------       ---------------      ----------------
Loss from continuing operations
  before income taxes and extraordinary item         (36,059)             (29,206)              (2,961)               (9,814)
Income tax provision (benefit)                           647                   (4)                                       651
                                               ----------------    ----------------       ---------------      ----------------
Loss from continuing operations
  before extraordinary item                     $    (36,706)      $      (29,202)        $     (2,961)        $     (10,465)
                                               ================    ================       ===============      ================

Net loss per share from continuing operations
  before extraordinary item less preferred
  dividends                                    $       (4.65)                                                   $      (1.38)
                                               ================    ================       ===============      ================

Weighted Average Number of
  Shares Outstanding                                   8,031                                                           8,031
                                               ================    ================       ===============      ================

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


                                                                               (In thousands)
                                                                           Pro Forma Adjustments
                                                                   --------------------------------------
                                                  Historical         Merisel                                    Pro Forma
                                                   6/30/00           Canada         (a)        Other
                                               ----------------    ----------------       ---------------      ----------------

Net sales                                      $   1,532,848     $        392,149                             $    1,140,699
Cost of sales                                      1,468,081              368,451                                  1,099,630
                                               ----------------    ----------------       ---------------      ----------------
Gross profit                                          64,767               23,698                                     41,069
Selling, general & administrative expenses            96,677               22,635             $  1,121    (b)         75,163
Impairment charge                                     19,487                                                          19,487
                                               ----------------    ----------------       ---------------      ----------------
Operating (loss) income                              (51,397)               1,063               (1,121)              (53,581)
Interest expense, net                                  8,574                  543                  543    (c)          8,574
Other expense, net                                     8,618                2,918                                      5,700
                                               ----------------    ----------------       ---------------      ----------------
Loss from continuing operations
  before income taxes and extraordinary item         (68,589)              (2,398)              (1,664)              (67,855)
Income tax provision                                     313                  157                                        156
                                               ----------------    ----------------       ---------------      ----------------
Loss from continuing operations
  before extraordinary item                    $     (68,902)     $        (2,555)        $     (1,664)       $      (68,011)
                                               ================    ================       ===============      ================

Net loss per share from continuing operations
  before extraordinary item                    $       (8.58)                                                   $      (8.47)
                                               ================    ================       ===============      ================

Weighted Average Number of
  Shares Outstanding                                   8,028                                                           8,028
                                               ================    ================       ===============      ================



(a) Merisel Canada - Represents the historical unaudited balances of Merisel Canada for the six months ended June 30, 2001 and June 30, 2000 which are eliminated to reflect the sale of Merisel Canada to Synnex.

(b) Selling, General and Administrative Expenses - Consists of corporate costs allocated by the Company to Merisel Canada (corporate overhead, administrative expenses, etc.) that would not have been eliminated due to the sale of Merisel Canada.

(c) Interest Expense - Consists of interest expense allocated by the Company to Merisel Canada (related to the Company's 12.5% Senior Notes) that would not have been eliminated due to the sale of Merisel Canada.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

8.       Extraordinary Gain on Debt Extinguishment

In January 2001, the Company purchased $20,175,000 of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $17,149,000, reducing the outstanding balance of the 12.5% Notes to $3,628,000, which were redeemed at a total cost of $3,782,000 in February 2001. As a result, the Company recognized an extraordinary gain of approximately $2,872,000 for the six months ended June 30, 2001. During the second, third and fourth quarters of 2000, the Company purchased $101,197,000 aggregate principal amount of its 12.5% Notes for an aggregate cost of $50,982,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $49,003,000 in 2000. As a result of such purchases and redemption, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged. See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."


9.       Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. As a result of the Company review of assets, it was determined the foreign currency translation adjustment was impaired as of June 30, 2001 (see footnote 7). Comprehensive income is computed as follows:

                                                              (In thousands)                         (In thousands)
                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                         2001                2000                2001              2000
                                                         ----                ----                ----              ----

Net (loss) income                                      $(23,915)           $(16,898)              $2,416         $(30,345)
Other comprehensive income (loss) -
   Foreign currency translation adjustments               1,397                (726)                (104)            (841)
                                                    ----------------    ----------------     -------------    ---------------

Comprehensive (loss) income                            $(22,518)           $(17,624)              $2,312         $(31,186)
                                                    ================    ================     =============    ===============



MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

10.  Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding potential common shares including stock options, convertible preferred stock and restricted stock units using the "treasury stock" method. There was no difference between basic and diluted weighted average shares outstanding for each of the June 30, 2001 and 2000 periods as the impact of stock options, convertible preferred stock and restricted stock units would be anti-dilutive in both periods.

                                                               (In thousands)                     (In thousands)
                                                             Three months ended                  Six months ended
                                                                  June 30,                           June 30,
                                                             2001           2000               2001            2000
                                                        --------------- --------------     -------------- ---------------
Loss from continuing operations                            $(23,915)        $(47,736)         $(36,706)       $(68,902)
Preferred stock dividends                                      (320)                              (633)
                                                        --------------- --------------     -------------- ---------------
Loss available to common stockholders                       (24,235)         (47,736)          (37,339)        (68,902)
Income from discontinued operations                                            9,182                            16,901
Gain on sale of discontinued operations                                                         36,250
Extraordinary gain on extinguishment of debt                                  21,656             2,872          21,656
                                                        --------------- --------------     -------------- ---------------
Net (Loss) Income available to common
         Stockholders                                      $(24,235)        $(16,898)           $1,783        $(30,345)
                                                        =============== ==============     ============== ===============

11.      Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS No. 131, the Company had determined it had three operating segments: the United States distribution segment, the Canadian distribution segment, and MOCA. Effective as of October 27, 2000, the Company completed the sale of its MOCA business segment. MOCA has been treated as discontinued operations in the accompanying financial statements. The segment data included below has been restated to exclude amounts related to the MOCA business unit. On November 10, 2000, the Company, through its wholly owned subsidiary Optisel, acquired substantially all of the e-services assets of Value America. Optisel shares a common management team with the Company's U.S. software licensing business, however, it maintains a separate strategy and has been determined to constitute a separate segment under SFAS No. 131.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

In accordance with SFAS No. 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports.

                                                                 Three months ended June 30, 2001
                                                                          (In thousands)
                                       --------------------------------------------------------------------------------------
                                                            U.S.
                                          Optisel       Distribution      Total U.S.          Canada             Total

Net sales to external customers               2,445          8,426             10,871          108,258             119,129
Gross profit                                    826         10,225             11,051            6,352              17,403
Operating (loss) profit                                                       (24,512)             589             (23,923)
Total segment assets                                                           40,034          108,218             148,252


                                                                 Three months ended June 30, 2000
                                                                          (In thousands)
                                       --------------------------------------------------------------------------------------
                                                            U.S.
                                          Optisel       Distribution      Total U.S.          Canada             Total

Net sales to external customers                            469,807            469,807          158,476             628,283
Gross profit                                                13,947             13,947           11,397              25,344
Operating (loss) profit                                                       (39,797)             778             (39,019)
Total segment assets                                                          296,369           99,071             395,440


                                                                  Six months ended June 30, 2001
                                                                          (In thousands)
                                       --------------------------------------------------------------------------------------
                                                            U.S.
                                          Optisel       Distribution      Total U.S.          Canada             Total

Net sales to external customers               4,465         14,567             19,032          264,780             283,812
Gross profit                                  1,235         10,446             11,681           15,295              26,976
Operating (loss) profit                                                       (36,462)           2,179             (34,283)




                                                                  Six months ended June 30, 2000
                                                                          (In thousands)
                                       --------------------------------------------------------------------------------------
                                                            U.S.
                                          Optisel       Distribution      Total U.S.          Canada             Total

Net sales to external customers                          1,146,699          1,146,699          392,149           1,538,848
Gross profit                                                41,069             41,069           23,698              64,767
Operating (loss) profit                                                       (52,461)           1,064             (51,397)



The Company does not track operating expenses below the gross profit line separately for the Optisel and U.S. distribution segments. Therefore, the Company cannot report operating (loss) profit for these segments.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

12.      Subsequent Events

On July 3, 2001 the Company announced that its Board of Directors had authorized the repurchase of up to $1,000,000 of its common stock to be made from time to time, in the open market or otherwise. As of August 8, 2001, the Company had repurchased approximately 15,600 shares under this plan. Approximately $971,274 was available under the current board authorization as of August 8, 2001.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its operations not involving computer hardware and software distribution, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Effective as of July 28, 2001, the Company completed the sale of its Canadian distribution business to Synnex Information Technologies, Inc. ("Synnex"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel, which will leverage the Company's distribution and logistics capabilities to operate a logistics and e-services business. As a result, Merisel today operates a U.S. software licensing business and Optisel.

The Company is currently exploring investment opportunities, including strategic acquisitions that would complement its existing businesses.

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

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and to segregate the revenues, direct costs and expenses, assets and liabilities, and cash flows of the business. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

Wind-Down of U.S. Distribution Business

With respect to the U.S. distribution business, in December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, such business would focus solely on software licensing and the balance of the U.S. distribution business would be wound down. Although the wind-down was substantially complete by the end of the first quarter of 2001, the Company has substantial remaining obligations related to the U.S. distribution business, primarily with respect to leases, vendors and employee severance. See "Liquidity and Capital Resources" below.

Sale of Merisel Canada

Effective as of July 28, 2001, the Company completed the sale to Synnex of its Canadian distribution business ("Merisel Canada"), which is a full-line distributor of computer hardware and software products. The stock sale agreement pursuant to which the sale was made provided for a purchase price of CDN$30.0 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Canada. The preliminary purchase price was CDN$30.0 million or US$19.6 million, of which US$2.0 million was deposited in an escrow account pending completion of the closing balance sheet and resolution of indemnification claims made during the 12 months after closing. In addition, the Company is entitled to any amounts collected by Merisel Canada under credit insurance policies with respect to any period prior to the closing. In connection with this transaction, in the quarter ended June 30, 2001 the Company recorded an impairment on the sale of Merisel Canada related to the excess book value over cash consideration and transaction fees of approximately $29.4 million.

Optisel Business

Through its subsidiary Optisel, the Company conducts its logistics and electronic services business. Optisel is currently recruiting clients with back-end systems-support and logistics needs to leverage its existing capabilities. In addition, Optisel is developing a front-end Web-based customer interface to offer future clients along with other e-service offerings, which may include marketing and advertising services, web development and design, and interactive call center management and customer service. The Company does not expect to complete the development of the front-end interface and required systems integration until 2002. In connection with the sale of the MOCA business to Arrow in October 2000, the Company entered into a transition services agreement with Arrow pursuant to which Optisel is providing fee-based distribution and logistics services and IT services for MOCA. The agreement, which provided for a minimum six-month term, has been extended through February 1, 2002. Arrow has informed the Company that it does not intend to extend the agreement. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel will provide information technology services. The agreement has an initial term of six months but may be terminated at the option of Synnex at any time with twenty days prior written notice. Synnex has indicated that it intends to terminate the agreement as soon as it converts Merisel Canada's operations to its systems, which it is seeking to do as quickly as possible. Optisel has not yet generated any significant revenue except under these two transition services agreements.

RESULTS OF OPERATIONS

The Company reported a net loss of $23,915,000, or $3.02 per share, for the three months ended June 30, 2001, compared to a net loss of $16,898,000, or $2.10 per share, for the 2000 period. The results for 2000 include income from discontinued operations of $9,182,000 for the three months ended June 30, 2000 and $16,901,000 for the six months ended June 30, 2000. The discussion and analysis below is limited to the Company's continuing operations and includes the Company's U.S. and Canadian distribution businesses.

Three Months Ended June 30, 2001 as Compared to the Three Months Ended June 30, 2000.

The Company's net sales decreased 81.0% from $628,283,000 in the quarter ended June 30, 2000 to $119,129,000 in the quarter ended June 30, 2001. The decrease resulted from a 98.2% decline in net sales in the U.S. distribution business and a 31.7% decline in net sales in the Canadian distribution business. The decrease in net sales for the U.S. distribution business resulted from the significant contraction in that business experienced over the course of 2000 due to many factors, which led to the Company's decision in December 2000 to wind down the business with the exception of software licensing. Revenues for the U.S. software licensing business were approximately $68.0 million, $68.0 million and $56.0 million for the first, second and third quarters of 2000, respectively, and declined to $3.2 million for the fourth quarter of 2000. For the first quarter of 2001, which followed the Company's decision in December 2000 that it would not wind down its software licensing business, revenues for the software licensing business increased 54% over the fourth quarter of 2000 to approximately $5.0 million and for the second quarter of 2001 grew 66% over first quarter 2001 sales to approximately $8.3 million. Management believes that the sales decline experienced by the Canadian distribution business resulted primarily from management's need to focus on problems in the U.S. distribution business and diminished vendor credit support, due primarily to heightened vendor concerns regarding the U.S. business, and related product availability challenges. Revenues for the Optisel business for the second quarter of 2001 were $2.4 million, substantially all of which were generated by the MOCA transition services agreement, which expires on February 2, 2002. Arrow has informed the Company that it does not intend to extend the agreement.

In the Canadian distribution business, hardware and accessories accounted for 76% of net sales and software accounted for 24% of net sales for the quarter ended June 30, 2001 as compared to 78% and 22%, respectively, for such categories for the quarter ended June 30, 2000.

Gross profit decreased $7,941,000, or 31.3%, from $25,344,000 in the second quarter of 2000 to $17,403,000 in the 2001 period, which primarily reflects the decline in sales in the U.S. distribution business. Gross profit as a percentage of sales, or gross margin, was 14.61% for the three months ended June 30, 2000, which reflected as a reduction of cost of sales approximately $9,405,000 relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. business. Excluding these adjustments, gross margin would have been 6.71% for the three months ended June 30, 2001 compared to 4.03% for the three months ended June 30, 2000. The higher gross margin in the 2001 period was due to the fact that the Canadian distribution business, which has historically experienced higher margins than the U.S. distribution business, accounted for more than 90% of total sales and, to a lesser extent, to the higher margin generated by Optisel under the MOCA transition services agreement and higher software licensing margins. Gross margins in the software licensing business increased from 3.31% in the second quarter of 2000 to 6.48% in the second quarter of 2001. The increase in margins was due primarily to changes in customer mix and product offerings. Gross margin in Canada declined from 7.19% in the second quarter of 2000 to 5.87% in the second quarter of 2001.

Selling, general and administrative expenses decreased by 78.6% from $44,876,000 in the second quarter of 2000 to $9,585,000 in the second quarter of 2001. This reduction resulted primarily from a decrease in variable expenses due to lower sales volumes and also from cost savings associated with the 2000 restructuring plans. The Company had approximately $3,857,000 of favorable adjustments related to the collection of certain customer accounts related to the wind-down of the U.S. distribution business which caused a reduction of selling, general and administrative expenses for the three months ended June 30, 2001. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 11.3% in the three months ended June 30, 2001 compared to 7.1% in the 2000 period, the increase primarily a result of decreased sales volumes in relation to fixed costs.

As a result of the sale of Merisel Canada, selling, general and administrative expenses as a percentage of sales will increase in future periods because of certain fixed costs (primarily related to information technology services) that can no longer be allocated to Merisel Canada. On a pro forma basis, these costs were $2.2 million for the six months ended June 30, 2001. The Company will recover a substantial portion of these costs during the term of the transition services agreement entered into with Synnex in connection with sale of Merisel Canada. The Company will be evaluating the effect on expenses of the termination of the transition services agreement with Arrow. The Company believes that it can significantly, but not completely, reduce its costs to offset the effect of such termination.

During the second quarter of 2001 the Company further reduced its work force by approximately 50 full-time positions. As a result, an additional net restructuring charge of $888,000 was recorded. Also during the second quarter of 2001, as part of the wind-down of the U.S. business the Company recorded an additional restructuring charge of $1,437,000 related to facility and lease commitments.

As a result of the impending sale of its Canadian distribution business at June 30, 2001, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any permanent impairment. Based on this review, the Company recorded $29,416,000 of impairment charges outlined as follows: $13,000,000 related to the Company's SAP operating system asset, representing the net book value related to the Canadian distribution business; $9,612,000 related to the Company's foreign translation adjustment; $3,559,000 related to the excess of cost over net assets acquired, representing the unamortized goodwill attributable to the Canadian distribution business; and $3,245,000 related to other assets.

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

As a result of the above items, the Company had an operating loss of $23,923,000 for the three-month period ended June 30, 2001 compared to an operating loss of $39,019,000 for the three-month period ended June 30, 2000.

In June 2000, the Company purchased $37,500,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $15,000,000, which was funded by proceeds from the issuance of convertible preferred stock. As a result, the Company recognized an extraordinary gain of approximately $21,656,000, net of unamortized debt issuance costs, in the three months ended June 30, 2000. See "Debt Obligations, Financing Sources and Capital Expenditures."

Six Months Ended June 30, 2001 as Compared to the Six Months Ended June 30,
2000.

For the six months ended June 30, 2001, net sales decreased by 81.5% from $1,532,848,000 for the six months ended June 30, 2000 to $283,812,000 for the six months ended June 30, 2001 for the reasons described above. Net sales for the U.S. software licensing business decreased 90.2% to $13,276,000 from $136,042,000. Revenues in Canada decreased by 32.5% from $392,149,000 in the first half of 2000 to $264,780,000 in the first half of 2001.

Gross profit decreased 58.3% from $64,767,000 for the first six months of 2000 to $26,976,000 for the first six months of 2001. Gross profit as a percentage of sales, or gross margin, was 9.50% for the six months ended June 30, 2000, which reflected approximately $9,405,000 of favorable adjustments relating to the settlement of certain vendor accounts, primarily related to the wind-down of the U.S. business. Excluding these adjustments, gross margin would have been 6.19% for the six months ended June 30, 2001 compared to 4.23% for the six months ended June 30, 2000. Gross margin in the software licensing business was 6.49% for the first six months of 2001, compared to 3.01% for the first six months of 2000. Gross margin in Canada declined from 6.04% in the 2000 period to 5.78% in the 2001 period. The changes in gross margins are attributable to substantially the same factors summarized in the discussion of gross margin for the three months ended June 30, 2001.

Selling, general and administrative expenses decreased by 69.5% from $96,677,000 in the six months ended June 30, 2000 to $29,518,000 in the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of sales increased from 6.3% of sales in 2000 to 10.4% for the same period in 2001, primarily as a result of decreased sales volumes.

As discussed above, the Company recorded restructuring charges totaling $2,325,000 during the second quarter of 2001 related to additional headcount reduction and facility and lease commitments related to the wind-down of the U.S. distribution business.

As discussed above, the Company recorded impairment losses totaling $29,416,000 in the second quarter of 2001 and $19,487,000 in the second quarter of 2000.

As a result of the above items, the Company incurred an operating loss of $34,283,000 for the six-month period ended June 30, 2001 compared to an operating loss of $51,397,000 for the six-month period ended June 30, 2000.

In the first quarter of 2001, the Company purchased and redeemed $23,803,000 aggregate principal amount of 12.5% Notes for an aggregate cost of $20,931,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $2,872,000 for the three months ended June 30, 2001. In June 2000, the Company purchased $37,500,000 aggregate principal amount of the 12.5% Notes for an aggregate cost of $15,000,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $21,656,000, in the six months ended June 30, 2000. See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."

Interest Expense; Other Expense; and Income Tax Provision

Interest expense decreased from $8,574,000 in the first six months of 2000 to $805,000 in the first six months of 2001. This decrease was primarily related to the purchases of the 12.5% Notes that the Company made during the second half of 2000 and the first quarter of 2001. Other expense, which was comprised primarily of fees related to the Company's asset securitization facility, decreased from $8,618,000 in the first six months of 2000 to $971,000 in the first six months of 2001. This decrease was related to the termination of the U.S. asset securitization facility in the fourth quarter of 2000 and the Canadian asset securitization facility in the first quarter of 2001.

The income tax provision was $313,000 and $647,000 for the six months ended June 30, 2000 and 2001, respectively. In both periods, the income tax rate reflects primarily the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss carry forwards to offset federal income taxes.

Loss from Continuing Operations Before Extraordinary Item

Loss from continuing operations before extraordinary item for the Company decreased from $68,902,000 for the three months ended June 30, 2000 to $36,706,000 for the six months ended June 30, 2001 due to the factors described above.

Extraordinary Gain; Gain on Sale of MOCA

Results for the six months ended June 30, 2001 also reflect an extraordinary gain of $2,872,000 related to the purchase and redemption of 12.5% Notes versus an extraordinary gain of $21,656,000 in the six months ended June 30, 2001 related to purchases of 12.5% Notes. Additionally, for the six months ended June 30, 2001 the Company had a gain of $36,250,000 in connection with the sale of MOCA.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings relating to its software licensing business may be subject to material volatility, particularly on a quarterly basis, and the results for any quarterly period may not be indicative of results for a full fiscal year.

In the U.S., the Company's net sales in the fourth quarter have been historically higher than in the first three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business and holiday purchases in the fourth quarter. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters. The Company expects that it would also experience this type of seasonality in its Optisel business. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the six months ended June 30, 2001 was approximately $52.7 million. The primary uses of cash were an increase in accounts receivable of $28,404,000, which resulted primarily from the termination of the Canadian accounts receivable securitization facility in January 2001, and a decrease of $25,821,000 in accounts payable, which was related to the wind-down of the U.S. distribution business.

Net cash provided by investing activities consisted of the $36,250,000 in net cash proceeds received as an additional payment in connection with the sale of the MOCA business unit.

Net cash used by financing activities was $1,197,000. This was comprised of $20,931,000 used to purchase and redeem $23,803,000 aggregate principal amount of the 12.5% Notes and $1,254,000 used to repay capital lease obligations and was offset by $20,988,000 of borrowings under the Canadian Congress facility.

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

With respect to the Company's U.S. operations, the Company has obligations relating to the wind-down of the U.S. distribution business in addition to working capital and capital expenditure requirements related to its software licensing and Optisel businesses. The Company expects that expenditures related to the wind-down will consume a significant amount of the Company's cash balance of approximately $59.0 million at August 1, 2001 and believes the aggregate amount could be as high as $15 to $20 million. A large portion of those expenditures will be made in 2001. In addition, the Company is currently exploring investment opportunities, including strategic acquisitions that would complement its existing businesses. Management believes that, with its current cash, expected revenues and cash flow from U.S. operations, and its ability to reduce operating expenses, it has sufficient liquidity for at least the next 12 months.

ASSET MANAGEMENT

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. In addition, the Company has developed a number of customer financing alternatives, including an escrow program. The Company also arranges a wide variety of programs through which third parties provide financing to certain of its customers. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. If the Company's receivables experience a substantial deterioration in their collectibility, the Company's financial condition and results of operations may be adversely impacted.


Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At June 30, 2001, the Company had cash investments of $29,425,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. As a result of the sale of Merisel Canada effective July 28, 2001, the Company has no outstanding long-term debt and no significant foreign currency risk.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                  None

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2001


                          Merisel, Inc.





                          By:/s/ Timothy N. Jenson
                         --------------------------------------------------
                         Timothy N. Jenson
                         Chief Executive Officer, President and Chief Financial Officer
                        (Principal Executive and Financial Officer)