Form 10-Q
period 2001-09-30
MERISEL INC /DE/
filed 2001-11-07
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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

                                    Number of Shares Outstanding
          Class                           as of October 29, 2001
Common Stock, $.01 par value                7,890,145 Shares

                                  MERISEL, INC.

                                      INDEX



PART I   FINANCIAL INFORMATION                                    Page Reference

                  Consolidated Balance Sheets as of                         1-2
                  September 30, 2001 and December 31, 2000

                  Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 2001 and 2000     3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2001 and 2000               4

                  Notes to Consolidated Financial Statements               5-14

                  Management's Discussion and Analysis of                 15-23
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure        23


PART II  OTHER INFORMATION                                                   24

                  SIGNATURES                                                 25

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



                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                              (Unaudited)
                                                                             September 30,             December 31,
                                                                                  2001                     2000
                                                                           -------------------      -------------------
Current assets:
  Cash and cash equivalents                                                        $   57,553                $  46,865
  Accounts receivable (net of allowances of $3,249
  and $15,688 for 2001 and 2000, respectively)                                          6,056                   30,504
  Inventories                                                                              34                   60,859
  Prepaid expenses and other current assets                                               446                    8,118
  Deferred income taxes                                                                                            880
                                                                           -------------------      -------------------
    Total current assets                                                               64,089                  147,226

Property and equipment, net                                                             5,429                   27,054
Cost in excess of net assets acquired, net                                                                       3,666
Other assets                                                                                                       335
                                                                           -------------------      -------------------

Total assets                                                                         $ 69,518               $  178,281
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


                          PART 1. FINANCIAL INFORMATION

                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                (Unaudited)          December 31, 2000
                                                                               September 30,
                                                                                    2001
                                                                             -------------------    --------------------

Current liabilities:
  Accounts payable                                                                    $ 21,900               $  99,057
  Accrued liabilities                                                                   21,046                  40,640
  Capitalized lease obligations                                                             30                   1,363
                                                                             -------------------    --------------------
  Total current liabilities                                                             42,976                 141,060

Long-term debt                                                                                                  23,803

Stockholders' equity:
  Convertible preferred stock, $.01 par value, authorized
  1,000,000 shares; 150,000 shares issued and outstanding                               16,636                  15,677
  Common stock, $.01 par value, authorized 15,000,000
    shares; 7,969,305 and 8,030,905 shares issued and
    outstanding for 2001 and 2000, respectively                                             80                      80
  Additional paid-in capital                                                           281,676                 282,619
  Accumulated deficit                                                                 (271,752)               (275,450)
  Treasury stock, $.01 par value, 61,600 shares                                            (98)
  Accumulated other comprehensive loss                                                                          (9,508)
                                                                             -------------------    --------------------
Total stockholders' equity                                                              26,542                  13,418
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                            $ 69,518              $  178,281
                                                                             ===================    ====================


            See accompanying notes to consolidated financial statements.


                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                        2001              2000                    2001               2000
                                                   ---------------     ----------------    ------------------    -----------------

Net sales                                            $45,013             $399,480              $328,824           $1,932,328

Cost of sales                                         39,466              399,061               296,301            1,867,142
                                                   ---------------     ----------------    ------------------    -----------------

Gross profit                                           5,547                  419                32,523               65,186

Selling, general & administrative expenses             4,102               40,360                33,620              137,037
Restructuring charge                                    (135)              10,964                 2,190               10,964
Impairment charge                                        546                9,859                29,962               29,346
                                                   ---------------     ----------------    ------------------    -----------------

Operating income (loss)                                1,034              (60,764)              (33,249)            (112,161)

Interest (income) expense, net                          (521)               1,523                   284               10,097
Other (income) expense, net                              (26)              (4,960)                  945                3,659
                                                   ---------------     ----------------    ------------------    -----------------

Income (loss) from continuing operations
before income taxes and extraordinary item             1,581              (57,327)              (34,478)            (125,917)


Income tax provision                                     299                  147                   946                  460
                                                   ---------------     ----------------    ------------------    -----------------

Income (loss) from continuing operations before
  Extraordinary item                                   1,282              (57,474)              (35,424)            (126,377)

Discontinued operations:
  Income from discontinued operations                                       3,228                                     20,130
  Gain on sale of discontinued operations                                                        36,250
                                                   ---------------     ----------------    ------------------    -----------------
Income (loss) before extraordinary item                1,282              (54,246)                  826             (106,247)

Extraordinary gain on extinguishment of debt, net                          10,514                 2,872               32,170
                                                   ---------------     ----------------    ------------------    -----------------


Net income (loss)                                     $1,282             $(43,732)               $3,698             $(74,077)
                                                   ===============     ================    ==================    =================

Preferred dividends                                      326                  369                   959                  369
                                                   ---------------     ----------------    ------------------    -----------------
Net income (loss) available to common
  stockholders                                          $956             $(44,101)               $2,739             $(74,446)
                                                   ===============     ================    ==================    =================

Net income (loss) per share (basic and diluted):
Income (loss) from continuing operations before
  extraordinary items less preferred dividends      $   0.12           $    (7.20)             $  (4.53)         $    (15.78)

Income from discontinued operations                                          0.40                                       2.51
Gain on sale of discontinued operations                                                            4.51
Extraordinary gain on extinguishment of debt, net                            1.31                   .36                 4.00
                                                   ---------------     ----------------    ------------------    -----------------
Net income (loss) available to common
  stockholders                                       $  0.12            $   (5.49)             $    .34            $   (9.27)
                                                   ===============     ================    ==================    =================

Weighted average number of shares
  Basic                                                8,014                8,033                 8,025                8,032
  Diluted                                              8,019                8,033                 8,025                8,032



           See accompanying notes to consolidated financial statements.



                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                  2001                     2000
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $   3,698              $   (74,077)
Less: income from discontinued operations, net                                                                 20,130
                                                                            ------------------      -------------------
Income (loss) from continuing operations                                               3,698                  (94,207)
Adjustments to reconcile income (loss) from continuing operations to net cash (used for) provided by operating activities:
  Depreciation and amortization                                                        6,024                   16,053
  Provision for doubtful accounts                                                     (3,769)                  13,775
  Impairment losses                                                                   29,962                   29,346
  Gain on sale of property and equipment                                                                      (10,455)
  Gain on sale of MOCA                                                               (36,250)
  Extraordinary gain on extinguishment of debt                                        (2,872)                 (32,170)
Changes in operating assets and liabilities, net of dispositions:
  Accounts receivable                                                                (26,948)                  87,735
  Inventories                                                                         17,500                  296,453
  Prepaid expenses and other current assets                                            5,859                    3,622
  Accounts payable                                                                   (29,203)                (312,041)
  Accrued liabilities                                                                (18,001)                  10,960
                                                                            ------------------      -------------------
Net cash (used for) provided by  operating activities of continuing                  (54,000)                   9,071
operations
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                      (514)                  (1,853)
Proceeds from sale of Canada, net of cash sold                                        14,686
Proceeds from sale of MOCA                                                            36,250
Proceeds from sale of property and equipment, net disposal cost                          740                   15,888
                                                                            ------------------      -------------------
Net cash provided by investing activities of continuing operations                    51,162                   14,035
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                             35,963                   40,000
Repayments under revolving line of credit                                                                     (40,000)
Proceeds from issuance of convertible preferred stock                                                          15,000
Purchase of treasury stock                                                               (98)
Purchase of bonds                                                                    (20,931)                 (22,814)
Repayments under other financing arrangements                                         (1,333)                  (6,391)
                                                                            ------------------      -------------------
Net cash provided by (used for) financing activities of continuing                    13,601                  (14,205)
operations

Effect of exchange rate on cash                                                          (75)                  (2,588)

NET CASH USED IN DISCONTINUED OPERATIONS                                                                      (31,912)

                                                                            ------------------      -------------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS OF CONTINUING OPERATIONS                                           10,688                  (25,599)

                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                       46,865                   57,557
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   57,553             $     31,958
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for:
    Interest                                                                            $697                  $10,870
    Income taxes                                                                       5,732                   (1,653)



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

The information for the three and nine months ended September 30, 2001 and 2000 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   Liquidity

At September 30, 2001, the Company had cash and cash equivalents of approximately $57 million. The Company has developed an operating plan for 2001 that focuses upon maximizing cash in winding down its U.S. distribution business (other than software licensing), and further developing its software licensing and Optisel businesses. In addition to working capital and capital expenditure requirements related to its software licensing and Optisel businesses, the Company also has obligations relating to the wind-down of the U.S. distribution business. Management believes that it will have sufficient cash flow and working capital to meet the Company's future operating needs and cash requirements for at least the next 12 months.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

3.   New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on the financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations. The Company does not plan to adopt the standard before required.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


In connection with the sale, Merisel and Arrow entered into a fee-based transition services agreement pursuant to which Merisel provides logistics management, order processing, configuration and information technology services. The agreement, which had an initial term of six months, has been extended through February 1, 2002 and will not be extended beyond that date.

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and to segregate the revenues, direct costs and expenses, assets and liabilities, and cash flows of this business. The net operating results and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

Summarized financial information for the discontinued operations is as follows:

                                                     (In thousands)                            (In thousands)
                                               For the Three Months Ended                For the Nine Months Ended
                                                   September 30, 2000                        September 30, 2000
                                         ---------------------------------------    -------------------------------------

Net Sales                                                    $181,539                                $740,299
Income from
   Discontinued Operations                                      3,228                                  20,130


6.       Restructuring Charges

During the third and fourth quarters of 2000, the Company announced restructuring plans that included reductions in its workforce and in December 2000 announced that it would wind down virtually all of its U.S. distribution business, excluding software licensing. As a result, the Company recorded restructuring charges of $10,964,000 and $6,672,000 in the third quarter of 2000 and the fourth quarter of 2000, respectively. The Company reduced its workforce by approximately 2,200 full-time positions as a result of such restructuring plans.

During the second quarter of 2001, the Company further reduced its workforce by approximately 50 full-time positions. As a result, an additional restructuring charge of $888,000 was recorded. Also during the second quarter of 2001, in connection with the wind-down of the U.S. business the Company recorded an additional restructuring charge of $1,437,000 related to facility and lease commitments. During the third quarter of 2001, the Company made the decision to further reduce its workforce by approximately 45 full-time positions, which when completed will result in the Company having approximately 65 employees. As a result, an additional restructuring charge of $946,000 was recorded. Also during the third quarter of 2001, in connection with the wind-down of the

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


U.S. business the Company was able to negotiate favorable settlements related to certain lease and contract commitments. As a result, the Company reduced the accrued liability related to the previously recorded restructuring charge by $1,081,000, which, net of the additional $946,000 restructuring charge, resulted in a $135,000 reduction in the accrued liability.

As of September 30, 2001, $7,819,000 of total restructuring costs had not been paid and were included in accrued liabilities on the balance sheet. The following table sets forth the activity and balances of the restructuring reserve account from December 31, 2000 to September 30, 2001:

                                                                          (In thousands)
                                         December 31, 2000                                            September 30, 2001
                                              Balance             Net Charges        Payments               Balance
Type of cost:
Severance and related costs                $  5,214                 $  1,834          $  4,860          $  2,188
Facility, lease and other                     8,529                      356             3,254             5,631
                                      ------------------------- ----------------- ---------------- --------------------------
Total                                       $13,743                 $  2,190          $  8,114          $  7,819
                                      ========================= ================= ================ ==========================


7.       Disposition of Assets and Impairment Losses

Effective as of July 28, 2001, the Company completed the sale to Synnex of its Canadian distribution business ("Merisel Canada"), which is a full-line distributor of computer hardware and software products. The purchase price was CDN$30.0 million, of which CDN$1.0 million is deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing.

As a result of the impending sale of Merisel Canada, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment. Based on this review, the Company recorded an impairment charge of $29.4 million as of June 30, 2001. The impairment charge includes $13.0 million for the SAP operating system, $9.6 million for the Company's foreign translation adjustment, $3.6 million for the unamortized goodwill attributable to Merisel Canada, and $3.2 million related to various other assets.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


The following tables disclose the unaudited Pro Forma Condensed Consolidated Statements of Operations for the nine-month periods ended September 30, 2001 and September 30, 2000 assuming that the disposition occurred on the first date of the respective periods.

                                                                               (In thousands)
                                                                           Pro Forma Adjustments
                                                                   --------------------------------------
                                                  Historical         Merisel                                    Pro Forma
                                                   9/30/01           Canada         (a)        Other
                                               ----------------    ----------------       ---------------      ----------------

Net sales                                      $     328,824       $      295,682                              $      33,142
Cost of sales                                        296,301              278,679                                     17,622
                                               ----------------    ----------------       ---------------      ----------------
Gross profit                                          32,523               17,003                                     15,520
Selling, general & administrative expenses            33,620               15,041              $ 2,127    (b)         20,706
Restructuring charge                                   2,190                (229)                                      2,419
Impairment charge                                     29,962               29,416                                        546
                                               ----------------    ----------------       ---------------      ----------------
Operating loss                                       (33,249)             (27,225)              (2,127)               (8,151)
Interest expense (income), net                           284                1,799                  834    (c)           (681)
Other expense, net                                       945                  334                                        611
                                               ----------------    ----------------       ---------------      ----------------
Loss from continuing operations
  before income taxes and extraordinary item         (34,478)             (29,358)              (2,961)               (8,081)
Income tax provision                                     946                  297                                        649
                                               ----------------    ----------------       ---------------      ----------------
Loss from continuing operations
  before extraordinary item                     $    (35,424)      $      (29,655)        $     (2,961)         $     (8,730)
                                               ================    ================       ===============      ================
Net loss per share from continuing operations
  before extraordinary item less preferred
  dividends                                      $     (4.53)                                                    $     (1.21)
                                               ================    ================       ===============      ================
Weighted Average Number of
  Shares Outstanding                                   8,025                                                           8,025
                                               ================    ================       ===============      ================

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


                                                                               (In thousands)
                                                                           Pro Forma Adjustments
                                                                   --------------------------------------
                                                  Historical         Merisel                                    Pro Forma
                                                   9/30/00           Canada         (a)        Other
                                               ----------------    ----------------       ---------------      ----------------

Net sales                                      $   1,932,328      $       521,821                             $    1,410,507
Cost of sales                                      1,867,142              492,985                                  1,374,157
                                               ----------------    ----------------       ---------------      ----------------
Gross profit                                          65,186               28,836                                     36,350
Selling, general & administrative expenses           137,037               37,196             $  2,021    (b)        101,862
Restructuring charge                                  10,964                2,676                                      8,288
Impairment charge                                     29,346                                                          29,346
                                               ----------------    ----------------       ---------------      ----------------
Operating (loss) income                             (112,161)             (11,036)              (2,021)             (103,146)
Interest expense, net                                 10,097                  323                  543    (c)         10,317
Other expense (income), net                            3,659                4,327                                       (668)
                                               ----------------    ----------------       ---------------      ----------------
Loss from continuing operations
  before income taxes and extraordinary item        (125,917)             (15,686)              (2,564)             (112,795)
Income tax provision                                     460                  360                                        100
                                               ----------------    ----------------       ---------------      ----------------
Loss from continuing operations
  before extraordinary item                    $    (126,377)     $       (16,046)       $      (2,564)       $     (112,895)
                                               ================    ================       ===============      ================

Net loss per share from continuing operations
  before extraordinary item                    $      (15.78)                                                  $      (14.06)
                                               ================    ================       ===============      ================

Weighted Average Number of
  Shares Outstanding                                   8,032                                                           8,032
                                               ================    ================       ===============      ================

(a) Merisel Canada - Represents the historical unaudited balances of Merisel Canada for the nine months ended September 30, 2001 and September 30, 2000 which are eliminated to reflect the sale of Merisel Canada to Synnex.

(b) Selling, General and Administrative Expenses - Consists of corporate costs allocated by the Company to Merisel Canada (corporate overhead, administrative expenses, etc.) that would not have been eliminated due to the sale of Merisel Canada.

(c) Interest Expense - Consists of interest expense allocated by the Company to Merisel Canada (related to the Company's 12-1/2% senior notes) that would not have been eliminated due to the sale of Merisel Canada.

During the quarter ended September 30, 2001, the Company decided to halt further development of its front-end Web-based customer interface for its Optisel business. The Company recorded an impairment charge of $546,000, which represented book value of previously capitalized costs of this application.

As the result of its continuing losses and conditions in its business and the industry in which it operated at June 30, 2000, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment. The review of the Company's intangible assets indicated that the excess of cost over net assets acquired related to the U.S. distribution business was impaired. Accordingly, the

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


Company recorded an impairment loss totaling $19,487,000, representing the unamortized goodwill attributable to the U.S. distribution business, in the second quarter of 2000. In the third quarter of 2000, the Company announced a restructuring plan that would significantly reduce its facilities and workforce. In relation to this, the Company evaluated the fixed asset investments that supported these former facilities and personnel. As a result, in the third quarter of 2000 a $9,859,000 impairment charge related to redundant and non-used assets determined to have no value to the Company was recorded.

8.       Extraordinary Gain on Debt Extinguishment

In January 2001, the Company purchased $20,175,000 of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $17,149,000, reducing the outstanding balance of the 12.5% Notes to $3,628,000, which were redeemed at a total cost of $3,782,000 in February 2001. As a result, the Company recognized an extraordinary gain of approximately $2,872,000 for the nine months ended September 30, 2001. During the second, third and fourth quarters of 2000, the Company purchased $101,197,000 aggregate principal amount of its 12.5% Notes for an aggregate cost of $50,982,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $49,003,000 in 2000 of which $32,170,000 was recorded during the nine months ended September 30, 2000. As a result of such purchases and redemption, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged. See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."

9.       Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                              (In thousands)                         (In thousands)
                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                         2001                2000                2001              2000
                                                         ----                ----                ----              ----

Net income (loss)                                        $1,282            $(43,732)              $3,698         $(74,077)
Other comprehensive loss -
   Foreign currency translation adjustments                                    (369)                               (1,210)
                                                    ----------------    ----------------     -------------    ---------------

Comprehensive income (loss)                              $1,282            $(44,101)              $3,698         $(75,287)
                                                    ================    ================     =============    ===============

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


10.  Earnings Per Share and Stockholders Equity

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

                                                                (In thousands)                    (In thousands)
                                                              Three months ended                 Nine months ended
                                                                 September 30,                     September 30,
                                                              2001          2000               2001            2000
                                                          ------------- --------------     -------------- ---------------
Income (loss) from continuing operations                       $1,282       $(57,474)         $(35,424)      $(126,377)
Preferred stock dividends                                        (326)          (369)             (959)           (369)
                                                          ------------- --------------     -------------- ---------------
Income (loss) available to common stockholders                    956        (57,843)          (36,383)       (126,746)
Income from discontinued operations                                            3,228                            20,130
Gain on sale of discontinued operations                                                         36,250
Extraordinary gain on extinguishment of debt                                  10,514             2,872          32,170
                                                          ------------- --------------     -------------- ---------------
Net income (loss) available to common
         stockholders                                            $956       $(44,101)           $2,739        $(74,446)
                                                          ============= ==============     ============== ===============

On July 3, 2001 the Company announced that its Board of Directors had authorized the repurchase of up to $1,000,000 of its common stock to be made from time to time, in the open market or otherwise. As of September 30, 2001, the Company had repurchased approximately 61,600 shares under this plan and these amounts have been reflected as treasury stock in the accompanying balance sheet. Approximately $900,000 was available under the current board authorization as of September 30, 2001.

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

                                                               Three months ended September 30, 2001
                                                                          (In thousands)
                                       --------------------------------------------------------------------------------------
                                                            U.S.
                                          Optisel       Distribution      Total U.S.          Canada             Total

Net sales to external customers              $2,814        $11,297            $14,111          $30,902             $45,013
Gross profit                                  1,210          2,629              3,839            1,708               5,547
Operating profit (loss)                                                         2,370           (1,336)              1,034
Total segment assets                          1,421         68,097             69,518                               69,518


                                                               Three months ended September 30, 2000
                                                                          (In thousands)
                                       --------------------------------------------------------------------------------------
                                                            U.S.
                                          Optisel       Distribution      Total U.S.          Canada             Total

Net sales to external customers                           $269,808           $269,808         $129,672            $399,480
Gross profit                                                (4,719)            (4,719)           5,138                 419
Operating (loss) profit                                    (50,764)           (50,764)         (10,000)            (60,764)
Total segment assets                                       142,205            142,205           64,993             207,198



MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


                                                               Nine months ended September 30, 2001
                                                                          (In thousands)
                                       --------------------------------------------------------------------------------------
                                                            U.S.
                                          Optisel       Distribution      Total U.S.          Canada             Total

Net sales to external customers              $7,279        $25,863            $33,142         $295,682            $328,824
Gross profit                                  2,445         13,075             15,520           17,003              32,523
Operating (loss) profit                                                        (6,024)         (27,225)            (33,249)




                                                               Nine months ended September 30, 2000
                                                                          (In thousands)
                                       --------------------------------------------------------------------------------------
                                                            U.S.
                                          Optisel       Distribution      Total U.S.          Canada             Total

Net sales to external customers                         $1,410,507         $1,410,507         $521,821          $1,932,328
Gross profit                                                36,350             36,350           28,836              65,186
Operating (loss) profit                                                      (101,125)         (11,036)           (112,161)


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

As a result of the sale of its MOCA and Canadian distribution businesses and the wind-down of its U.S. distribution business excluding software licensing, the Company has substantial cash balances that are in excess of what it believes it requires for liquidity for its ongoing businesses and to meet obligations related to the wind-down. The Company is actively seeking and exploring acquisition and other investment opportunities, including strategic acquisitions that would complement the Company's existing businesses.

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

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and to segregate the revenues, direct costs and expenses, assets and liabilities, and cash flows of the business. The net operating results and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

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

Sale of Merisel Canada

Effective as of July 28, 2001, the Company completed the sale to Synnex of its Canadian distribution business ("Merisel Canada"), which is a full-line distributor of computer hardware and software products. The purchase price was CDN$30.0 million, of which CDN$1.0 million is deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing. In connection with this transaction, in the quarter ended June 30, 2001 the Company recorded an impairment charge of approximately $29.4 million with respect to Merisel Canada related to the excess book value over expected cash consideration less transaction fees.

Optisel Business

Through its subsidiary Optisel, in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. Optisel is currently recruiting clients with back-end systems-support and logistics needs to leverage the Company's existing capabilities. In connection with the sale of the MOCA business to Arrow in October 2000, the Company entered into a transition services agreement with Arrow pursuant to which Optisel is providing fee-based distribution and logistics services and IT services for MOCA. The agreement, which provided for a minimum six-month term, has been extended through February 1, 2002 and will not be extended beyond that date. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel agreed to provide information technology services to Merisel Canada. Synnex converted Merisel Canada's operations to its systems and terminated the agreement effective September 11, 2001. Optisel has not yet generated any significant revenue except under these two transition services agreements. In addition, to support its electronic services business, Optisel has been developing a front-end Web-based customer interface to offer future clients along with other e-service offerings, which could include marketing and advertising services, web development and design, and interactive call center management and customer service. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company has decided to halt further development of its front-end Web-based customer interface and to discontinue related e-services offerings, however, as opportunities may arise the Company will continue to offer the types of electronic services it has provided to MOCA and Synnex. These include Web-based commerce tools, electronic data interchange and flat file transmissions using File Transfer Protocol (FTP) of custom price files, inventory data, and point of sale data. If Optisel were to gain a client that required a front-end Web-based customer interface and the economics were compelling, development could be completed in a few months or it could be acquired from a third-party provider.

RESULTS OF OPERATIONS

The Company reported net income of $1,282,000, or $.12 per share, both basic and dilutive, for the three months ended September 30, 2001, compared to a net loss of $43,732,000, or $5.49 loss per share, for the 2000 period. The Company reported net income of $3,698,000, or $.34 per share, both basic and dilutive, for the nine months ended September 30, 2001, compared to a net loss of $74,077,000, or $9.27 loss per share, for the 2000 period. The results for 2000 include income from discontinued operations of $3,228,000 for the three months ended September 30, 2000 and $20,130,000 for the nine months ended September 30, 2000. The discussion and analysis below does not reflect discontinued operations, but does include the Company's U.S. distribution business and, through July 28, 2001, its Canadian distribution business.

Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000.

The Company's net sales decreased 89% from $399,480,000 in the quarter ended September 30, 2000 to $45,013,000 in the quarter ended September 30, 2001. The decrease resulted from a 96% decline in net sales in the U.S. distribution business and the fact that the Canadian distribution business was sold effective July 28, 2001. Net sales for the 2001 period excluding sales from the Canadian distribution business were $14.1 million. The decrease in net sales for the U.S. distribution business resulted from the significant contraction in that business experienced over the course of 2000 due to many factors, which led to the Company's decision in December 2000 to wind down the business with the exception of software licensing. Revenues for the U.S. software licensing business were approximately $68.0 million, $68.0 million and $56.0 million for the first, second and third quarters of 2000, respectively, and declined to $3.2 million for the fourth quarter of 2000. For the first quarter of 2001, which followed the Company's decision in December 2000 that it would not wind down its software licensing business, revenues for the software licensing business increased 54% over the fourth quarter of 2000 to approximately $5.0 million, for the second quarter of 2001 grew 66% over first quarter 2001 to approximately $8.3 million and for the third quarter of 2001 grew 36% to approximately $11.3 million. Revenues for the Optisel business for the third quarter of 2001 were $2.8 million, substantially all of which were generated by the MOCA and Synnex transition services agreements. The Synnex transition services agreement was terminated effective September 11, 2001. The Arrow transition services agreement has been extended through February 1, 2002, and will not be extended beyond that date.

Gross profit increased $5,128,000 from $419,000 in the third quarter of 2000 to $5,547,000 in the 2001 period. Gross profit as a percentage of sales, or gross margin, was 12.34% for the three months ended September 30, 2001, which reflected as a reduction of cost of sales approximately $1,956,000 relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. business. Gross profit as a percentage of sales, or gross margin, was .10% for the three months ended September 30, 2000, which reflected as an increase of cost of sales approximately $13,813,000 relating to the settlement of certain discontinued vendor accounts. Excluding these adjustments, gross margin would have been 7.99% for the three months ended September 30, 2001 compared to 3.56% for the three months ended September 30, 2000. The higher gross margin in the 2001 period was due to the fact that the Canadian distribution business, which has historically experienced higher margins than the U.S. distribution business, accounted for approximately 69% of total sales and, to a lesser extent, to the higher margin generated by Optisel under the MOCA transition services agreement and higher software licensing margins. Front-end selling margins in the software licensing business increased from 1.3% in the third quarter of 2000 to 3.81% in the third quarter of 2001. The increase in margins was due primarily to changes in customer and vendor mixes and product offerings.

Selling, general and administrative expenses decreased by 90% from $40,360,000 in the third quarter of 2000 to $4,102,000 in the third quarter of 2001. This reduction resulted primarily from a decrease in variable expenses due to lower sales volumes. The Company had approximately $200,000 of favorable adjustments related to the collection of certain customer accounts related to the wind-down of the U.S. distribution business which caused a reduction of selling, general and administrative expenses for the three months ended September 30, 2001. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 9.6% in the three months ended September 30, 2001 compared to 10.1% in the 2000 period.

As a result of the sale of Merisel Canada, selling, general and administrative expenses as a percentage of sales will increase in future periods because of certain fixed costs (primarily related to information technology services) that can no longer be allocated to Merisel Canada. On a pro forma basis, these costs were $3.2 million for the nine months ended September 30, 2001. The Company recovered a substantial portion of these costs for the three months ended September 30, 2001 under the transition services agreement entered into with Synnex in connection with sale of Merisel Canada, which was terminated effective September 11, 2001. The Company will be similarly affected by the termination, effective February 1, 2002, of the Arrow transition services agreement under which the Company has been providing services for MOCA. While there are variable costs associated with providing such services that will be eliminated, there are fixed costs (also primarily related to information technology services) that have been allocated to Optisel in connection with the transition services agreement that will remain and be allocated to the software licensing business. The Company believes that it can significantly, but not completely, reduce its costs to offset the effect of such termination.

During the third quarter of 2001, the Company made the decision to further reduce its workforce by approximately 45 full-time positions. As a result, an additional restructuring charge of $946,000 was recorded. Also during the third quarter of 2001, in connection with the wind-down of the U.S. business the Company was able to negotiate favorable settlements related to certain lease and contract commitments. As a result, the Company reduced the accrued liability related to the previously recorded restructuring charge by $1,081,000, which, net of the additional $946,000 restructuring charge, resulted in a $135,000 reduction of the accrued liability.

As a result of the Company's decision to halt further development of its front-end Web-based customer interface, the Company has recorded an impairment charge of $546,000 in the third quarter of 2001. In connection with the Company's announced restructuring plan, which significantly reduced its facilities and workforce, the Company recorded an impairment charge of $9,859,000 related to redundant and non-used assets in the third quarter of 2000.

As a result of the above items, the Company had operating income of $1,034,000 for the three-month period ended September 30, 2001 compared to an operating loss of $60,764,000 for the three-month period ended September 30, 2000.

In July 2000, the Company purchased $20,105,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $7,742,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $10,514,000 for the three months ended September 30, 2000. See "Debt Obligations, Financing Sources and Capital Expenditures."

Nine Months Ended September 30, 2001 as Compared to the Nine Months Ended September 30, 2000.

For the nine months ended September 30, 2001, net sales decreased by 83% from $1,932,328,000 for the nine months ended September 30, 2000 to $328,824,000 for the nine months ended September 30, 2001 for the reasons described above. Sales in the Canadian distribution business decreased 43% from $521,821,000 in the nine months ended September 30, 2000 to $295,682,000 in same period in 2001. The sales decline reflects the sale of the Canadian business effective July 28, 2001 as well as a year-over-year decline that the Company believes resulted primarily from management's need to focus on problems in the U.S. distribution business and diminished vendor credit support, due primarily to heightened vendor concerns regarding the U.S. business, and related product availability challenges. Net sales for the U.S. software licensing business decreased 87% to $24,573,000 from $192,113,000.

Gross profit decreased 50% from $65,186,000 for the nine months ended September 30, 2000 to $32,523,000 for the nine months ended September 30, 2001. Gross profit as a percentage of sales, or gross margin, was 9.89% for the nine months ended September 30, 2001, which reflected approximately $11,360,000 of favorable adjustments relating to the settlement of certain vendor accounts, primarily related to the wind-down of the U.S. business. Gross profit as a percentage of sales, or gross margin, was 3.37% for the nine months ended September 30, 2000, which reflected as an increase of cost of sales approximately $13,813,000 relating to the settlement of certain discontinued vendor accounts. Excluding these adjustments, gross margin would have been 6.44% for the nine months ended September 30, 2001 compared to 4.09% for the nine months ended September 30, 2000. Front-end selling margin in the software licensing business was 4.16% for the nine months ended September 30, 2001, compared to 1.44% for the nine months ended September 30, 2000. The changes in gross margins are attributable to substantially the same factors summarized in the discussion of gross margin for the three months ended September 30, 2001.

Selling, general and administrative expenses decreased by 75% from $137,037,000 in the nine months ended September 30, 2000 to $33,620,000 in the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of sales increased from 7.09% of sales in 2000 to 10.2% for the same period in 2001, primarily as a result of decreased sales volumes. The Company had approximately $4,700,000 of favorable adjustments resulting from the collection of certain customer accounts related to the wind-down of the U.S. distribution business which caused a reduction of selling, general and administrative expenses for the nine months ended September 30, 2001. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 11.7% in the nine months ended September 30, 2001.

During the second quarter of 2001 the Company further reduced its work force by approximately 50 full-time positions. As a result, an additional restructuring charge of $888,000 was recorded. Also during the second quarter of 2001, as part of the wind-down of the U.S. business the Company recorded an additional restructuring charge of $1,437,000 related to facility and lease commitments. During the third quarter of 2001, the Company recorded a net reduction of $135,000 in the accrued liability related to a previously recorded restructuring charge, as described in the discussion for the three months ended September 30, 2001.

As a result of the impending sale of its Canadian distribution business, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any permanent impairment. Based on this review, at June 30, 2001, the Company recorded $29,416,000 of impairment charges outlined as follows: $13,000,000 related to the Company's SAP operating system asset, representing the net book value related to the Canadian distribution business; $9,612,000 related to the Company's foreign translation adjustment; $3,559,000 related to the excess of cost over net assets acquired, representing the unamortized goodwill attributable to the Canadian distribution business; and $3,245,000 related to other assets.

As a result of the Company's decision to halt development of its front-end Web-based customer interface for its Optisel business, the Company has recorded an impairment charge of $546,000 in the third quarter of 2001.

As the result of its continuing losses and conditions in its business and the industry in which it operated at June 30, 2000, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment. The review of the Company's intangible assets indicated that the excess of cost over net assets acquired related to the U.S. distribution business was impaired. Accordingly, the Company recorded an impairment loss totaling $19,487,000, representing the unamortized goodwill attributable to the U.S. distribution business, in the second quarter of 2000. In connection with the Company's announced restructuring plan, the Company recorded an impairment charge of $9,859,000 related to redundant and non-used assets in the third quarter of 2000.

As a result of the above items, the Company incurred an operating loss of $33,249,000 for the nine-month period ended September 30, 2001 compared to an operating loss of $112,161,000 for the nine-month period ended September 30, 2000.

Interest Expense; Other Expense; and Income Tax Provision

Interest expense decreased from $1,523,000 in the third quarter of 2000 to income of $521,000 in the third quarter of 2001 and decreased from $10,097,000 in the nine months ended September 30, 2000 to $284,000 in the nine months September 30, 2001. These decreases were primarily related to the purchases of the 12.5% Notes that the Company made during the second half of 2000 and the first quarter of 2001 and also reflect interest income earned on invested cash balances in the 2001 periods.

Other income for the Company decreased from $4,960,000 in the three months ended September 30, 2000 to $26,000 in the three months ended September 30, 2001. Other income for the 2000 period reflects a $8,917,000 gain recorded in September 2000 on the sale of the building in El Segundo, California owned by the Company, offset in part by other expense of $3,957,000 comprised primarily of fees related to the Company's asset securitization facilities. Because of the termination of the U.S. asset securitization facility in the fourth quarter of 2000 and the Canadian asset securitization facility in the first quarter of 2001, the 2001 period does not include other expense related to these facilities. Other expense decreased from $3,659,000 in the nine months ended September 30, 2000 to $945,000 in the nine months ended September 30, 2001, primarily due to the termination of the asset securitization facilities. Other expense for the nine months ended September 30, 2000 was offset in part by the $8,917,000 gain on the sale of the El Segundo building described above and by a $1,538,000 gain recorded on the sale of the Company's Marlborough, Masssachusettts call center in January 2000.

The income tax provision was $299,000 and $946,000 for the three and nine months ended September 30, 2000, respectively, and $147,000 and $460,000 for the same periods in 2001. In both periods, the income tax rate reflects primarily the minimal statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss carry forwards to offset federal income taxes in the current period.

Loss from Continuing Operations Before Extraordinary Item

Loss from continuing operations before extraordinary item for the Company decreased from $126,377,000 for the nine months ended September 30, 2000 to $35,424,000 for the nine months ended September 30, 2001 due to the factors described above.

Extraordinary Gain; Gain on Sale of MOCA

In the first quarter of 2001, the Company purchased and redeemed $23,803,000 aggregate principal amount of 12.5% Notes for an aggregate cost of $20,931,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $2,872,000 for the nine months ended September 30, 2001. In June 2000, the Company purchased $37,500,000 aggregate principal amount of the 12.5% Notes for an aggregate cost of $15,000,000. In July 2000, the Company purchased $20,105,000 aggregate principal amount of its outstanding 12.5% Notes for an aggregate cost of $7,742,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, or approximately $32,170,000 for the nine months ended September 30, 2000. See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures." Additionally, for the nine months ended September 30, 2001 the Company had a gain of $36,250,000 in connection with the sale of MOCA.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the nine months ended September 30, 2001 was $54,000,000. The primary uses of cash were decreases in accounts payable and accrued expenses of $29,203000 and $18,001,000, respectively, which were primarily related to the wind-down of the U.S. distribution business and an increase in accounts receivable of $28,404,000, which resulted primarily from the termination of the Canadian accounts receivable securitization facility in January. These were offset by a decrease in inventory of $17,500,000, which was primarily related to the wind-down of the U.S. distribution business.

Net cash provided by investing activities was $51,162,000 and consisted of the $36,250,000 in net cash proceeds received as an additional payment in connection with the sale of the MOCA business unit and net cash proceeds of $14,686,000 from the sale of the Canadian distribution business.

Net cash provided by financing activities was $13,601,000. This was comprised $35,963,000 of borrowings under the Canadian Congress facility and was offset by $20,931,000 used to purchase and redeem $23,803,000 aggregate principal amount of the 12.5% Notes.

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

The Company has obligations relating to the wind-down of the U.S. distribution business in addition to working capital and capital expenditure requirements related to its software licensing and Optisel businesses. In addition, the Company is actively seeking and exploring acquisition and other investment opportunities, including strategic acquisitions that would complement the Company's existing businesses. Management believes that it will have sufficient cash flow and working capital to meet the Company's future operating needs and cash requirements for at least the next 12 months.

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


Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At September 30, 2001, the Company had cash investments of approximately $57,000,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. As a result of the sale of Merisel Canada effective July 28, 2001, the Company has no outstanding long-term debt and no significant foreign currency risk.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1-Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated September 18, 2001.

         (b) The following Reports on Form 8-K were filed during the quarter ended September 30, 2001.


                  Current report on Form 8-K dated July 2, 2001 which reported that the Company's wholly-owned subsidiary Merisel Americas, Inc. ("Americas") entered into a Share Purchase Agreement dated as of July 2, 2001 between Americas and SYNNEX Information Technologies, Inc. ("SYNNEX"), pursuant to which Americas sold the outstanding capital stock of Merisel Canada Inc. to SYNNEX.

                  Current report on Form 8-K dated July 3, 2001 which reported that the Company's board of directors authorized the Company to repurchase up to $1,000,000 of the Company's outstanding common stock.


                  Current report on Form 8-K dated July 27, 2001 which reported that the Company completed the sale of the outstanding capital stock of Merisel Canada Inc. to SYNNEX. The report includes pro forma condensed consolidated balance sheet as of March 31, 2001 and pro forma condensed consolidated statements of operations for the three months ended March 31, 2001 and for the year ended December 31, 2000.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2001


                                  Merisel, Inc.


                                By:/s/ Timothy N. Jenson
                                   ---------------------------------------
                                   Timothy N. Jenson
                                   Chief Executive Officer, President and Chief
                                   Financial Officer
                                  (Principal Executive and Financial Officer)