Form 10-K
period 2001-12-31
MERISEL INC /DE/
filed 2002-03-29
CIK 724941

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

        For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.01 Par Value
                        ----------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 27, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market System was $6,094,333 (2,649,710 shares at a closing price of $2.30).

     As of March 27, 2002, the Registrant had 7,823,675 shares of Common Stock outstanding.

                       Documents Incorporated By Reference

None.



                                TABLE OF CONTENTS




                                                                                                              PAGE
                                     PART I

Item  1.  Business.......................................................................................     1
Item  2.  Properties.....................................................................................     7
Item  3.  Legal Proceedings..............................................................................     7
Item  4.  Submission of Matters to a Vote of Security Holders............................................     7

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters......................     7
Item  6.  Selected Financial Data........................................................................     8
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........     9
Item  7A. Quantitative and Qualitative Market Risk Disclosure............................................    16
Item  8.  Financial Statements and Supplementary Data....................................................    17
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    39

                                    PART III

Item  10. Directors and Executive Officers of the Registrant.............................................    40
Item  11. Executive Compensation.........................................................................    40
Item  12. Security Ownership of Certain Beneficial Owners and Management.................................    40
Item  13. Certain Relationships and Related Transactions.................................................    40

                                     PART IV

Item  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    40




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

                                     PART I

Item 1. Business.

Overview

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a distributor of software licensing products. The Company operates its software licensing business through its main operating subsidiary Merisel Americas, Inc. ("Merisel Americas"). Until July 28, 2001, the Company also operated a Canadian distribution business, which distributed computer hardware and software products to a broad range of reseller customers in Canada. In addition, prior to 2001 the Company operated a full-line U.S. computer products distribution business which, excluding software licensing, the Company determined to wind-down in December 2000.

Merisel's software licensing business provides U.S. resellers with nearly 10,000 licensing products from 10 leading manufacturers, including Borland, Computer Associates, Corel, Network Associates, Panda Software and Symantec. The software licensing business involves the distribution of multiple-end user licenses for software products and requires minimal distribution of boxed product. Merisel began operating its software licensing business as a separate division of its U.S. distribution business in 1997 and, by 1999, it had earned the reputation as a leader in operational efficiency and customer service. Today, Merisel's software licensing business is focused on leveraging its positive reputation in the marketplace and growing revenues in key vertical markets in support of manufacturer strategies.

The Company's U.S. software licensing sales were approximately $39.1 million in 2001. In addition, during 2001 the Company also had approximately $295.7 million in sales generated by its Canadian distribution business, which was sold effective July 28, 2001, and approximately $10.5 million in sales generated by the Company's Optisel business, a provider of logistics and electronic services, which the Company determined to discontinue effective during the fourth quarter of 2001. See "Notes to Consolidated Financial Statements - Note 13 - Segment Information."

As a result of the sale of businesses and the wind-down of its U.S. distribution business excluding software licensing, the Company has substantial cash balances that are in excess of what it believes it requires for liquidity for its ongoing business and to meet obligations related to the wind-down. The Company is actively seeking and exploring acquisition and other investment opportunities.

For a discussion of certain business and other factors that may have an adverse effect on the Company, see "Certain Business Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Background and Business Strategy

General. The Company was incorporated in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). In the years following the Microamerica acquisition, the Company's revenues increased rapidly through both internal growth and acquisition. This increase reflected the substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for product distribution. From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"), a distributor of Sun Microsystems products. Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

In December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Although the wind-down was substantially completed by the end of the first quarter of 2001, the Company has substantial remaining obligations related to the U.S. distribution business, primarily with respect to leases, vendors and employee severance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As part of the wind-down, the U.S. distribution business sold all of its non-software licensing inventory and discontinued all of its non-software licensing manufacturer relationships.

Primarily as a result of problems faced by the U.S. distribution business, the Company's Canadian distribution business ("Merisel Canada") had significantly lower revenues in 2000 than in 1999. In the second half of 2000, the Company completed a major restructuring of Merisel Canada that cut costs, reduced headcount and discontinued less profitable supplier relationships. With Merisel Canada returned to profitability for the first two quarters of 2001, the Company entered into an agreement to sell Merisel Canada to SYNNEX Information Technologies, Inc., and the sale was completed effective July 28, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

Through its subsidiary Optisel, Inc. ("Optisel"), in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow in October 2000, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel has not generated any significant revenue except under these two transition services agreements. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001.

Software Licensing. During 2000, the Company's software licensing business was adversely affected by the contraction of the U.S. distribution business and the termination of many vendor relationships, including Microsoft. Revenues for the U.S. software licensing business were approximately $68 million, $68 million and $56 million for the first, second and third quarters of 2000, respectively, and declined to $3.2 million for the fourth quarter of 2000. Despite the precipitous decline in revenue for the U.S. software licensing business, the Company determined that, with its strong reputation as a software licensing distributor and positive relationships with many key software manufacturers, by focusing solely on software licensing, the business had the potential to be returned to a successful business model, albeit on a much smaller scale. For the first quarter of 2001, revenues for the software licensing business increased 54% over the fourth quarter of 2000 to approximately $5.0 million, for the second quarter of 2001 grew 66% over first quarter 2001 to approximately $8.3 million, for the third quarter of 2001 grew 36% over second quarter 2001 to approximately $11.3 million, and for the fourth quarter of 2001 grew 28% over third quarter 2001 to approximately $14.5 million. Today, Merisel's software licensing business is focused on growing its customer base and increasing customer loyalty by focusing on providing superior customer service and operating efficiencies and growing revenues in key vertical markets in support of manufacturer strategies. The Company is also focused on expanding its vendor base through distribution arrangements with key software manufacturers.

Acquisition Strategy. As a result of the sale of businesses and the wind-down of its U.S. distribution business excluding software licensing, the Company has substantial cash balances that are in excess of what it believes it requires for liquidity for its ongoing business and to meet obligations related to the wind-down. The Company is actively seeking and exploring acquisition and other investment opportunities.


The Computer Products Distribution Industry

The Company's software licensing business competes in the computer products distribution industry. The primary participants in the computer products distribution industry are manufacturers, wholesale distributors and resellers. The supply chain was traditionally based on a model through which manufacturers would sell directly to wholesalers, resellers and end users; wholesale distributors would sell to resellers; and resellers would sell to other resellers and directly to end users. As the industry continues to mature, the roles of channel players are becoming less clearly defined. Generally, full-line wholesale distributors purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers. Niche distributors like the Company's software licensing business operate similarly but with a narrower product offering. The Company believes that by focusing solely on software licensing, it has the potential to become the preeminent distributor in this important category which generates a small percentage of the full-line distributors' revenues. As the software industry continues to shift from the sale of boxed product to licensing, the Company believes that its opportunities will increase. Types of resellers include corporate resellers, value-added resellers or "VARs," system integrators, direct marketers, independent dealers, mass merchants and computer chain stores, and resellers conducting business via the Internet ("e-tailers"). Resellers are often further defined and distinguished by the types of value-added services they provide and by the end-user markets they serve, such as large corporate accounts, small to medium-sized businesses, and home users.

Resellers rely on wholesale distributors for product availability, flexible financing alternatives, technical support, prompt and efficient delivery and, with respect to full-line distributors, their broad product offering. In addition, as resellers intensify their focus on sales and customer service, they are increasingly relying on distributors for "back-office" support services, such as product procurement, fulfillment, logistics and end-user financing. Manufacturers benefit from using wholesale distribution as an alternative to direct sales to resellers by not having to maintain large sales forces, warehouse facilities and distribution networks. Manufacturers also rely on wholesale distributors to provide marketing and support services as well as credit for reseller customers.

The computer products distribution industry has historically experienced double-digit growth throughout North America. However, growth rates were substantially lower during 2000 and were negative during 2001. Trends in wholesale distribution include custom configuration of products by distributors, various supply chain management strategies to eliminate time and cost, and an increase in the use of "eBusiness" solutions. Electronic business, or eBusiness, refers to the use of electronic systems and applications to exchange information and transact business. Electronic business can simplify account set-up, ordering, shipping and support, and thereby facilitate sales while decreasing both selling and purchasing costs. Electronic business continues to increase in significance in the computer products distribution industry.


Products and Suppliers

The Company's software licensing business offers its reseller customers nearly 10,000 products from 10 leading manufacturers, including Borland, Computer Associates, Corel, Network Associates, Panda Software and Symantec. The software licensing business involves the distribution of multiple-end user licenses for software products, generally for installation on multiple systems, and requires minimal distribution of boxed software product. Prior to the contraction of the Company's U.S. distribution business during 2000, Merisel's U.S. software licensing business offered products from 21 manufacturers and ranked number one in software licensing sales for key manufacturers such as Microsoft and Novell. Although many of these distribution arrangements were terminated during 2000, management of Merisel's software licensing business has maintained positive relationships with many key software manufacturers beyond the 10 manufacturers whose products it currently distributes. The Company added two new vendors during 2001 and is currently engaged in activities aimed at reestablishing relationships with other key software manufacturers and rebuilding its product offering.

Merisel enters into written distribution agreements with the manufacturers of the products it distributes. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and often contain territorial restrictions that limit the countries in which Merisel is permitted to distribute the products. The Company's suppliers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers, as well as products discontinued by the supplier. Because software licensing involves very limited distribution of boxed product, the Company maintains minimal inventory, most of which consists of documents and software media that may be shipped in connection with a software license purchase. Accordingly, unlike the computer products industry generally, there is little, if any, risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. The Company's agreements with its suppliers, which typically have a term of at least one year, generally contain provisions permitting early termination by either party upon written notice.

The Company's software licensing business provides manufacturers with access to Merisel's base of computer resellers, as well as the means to reduce credit, marketing and overhead costs typically associated with maintaining direct reseller relationships. Merisel develops and implements marketing and sales programs for specific manufacturers to increase customer purchasing depth and breadth. Programs include bundled offers, growth-goal incentives, telemarketing campaigns, web advertising and reseller training events as well as channel communication vehicles such as targeted direct mail, e-mail blasts, monthly newsletters and advertising.

During 2001, the sale of products supplied by two of the Company's vendors, Network Associates and Symantec, accounted for approximately 71.2% and 23.4%, respectively, of net sales for the Company's U.S. software licensing business. The loss of a direct relationship between the Company and either of those key vendors could have a material adverse impact on the Company's business and financial results.

Customers and Customer Services

With the dramatic decline in revenues of the software licensing business as the U.S. distribution business contracted in 2000, the number of active customers declined to a fraction of prior levels. The software licensing business is focused on reestablishing customer relationships and broadening its customer base through proactive marketing to prospective new customers. Merisel's customer base is largely comprised of, and Merisel's recruitment efforts are mainly focused on, value-added resellers that service small-to-medium size businesses and enterprise solution providers. In the computer products distribution industry generally, larger resellers often establish direct relationships with manufacturers for their more popular products but utilize distributors for slower-moving products and for fill-in orders of fast-moving products that may not be available on a timely basis from manufacturers. Direct purchasing of software licenses from manufacturers of the types that are generally sold through distributors is more limited than with other products, however, as manufacturers rely on distributors to guide resellers through the intricacies of purchasing the proper software license for the end user. Customer service (particularly with respect to the complexities of manufacturers' licensing processes), quick response to bid requests, and electronic ordering capabilities are critically important to software licensing customers. Merisel has had a long-standing reputation as a leader in these areas and is currently leveraging this positive reputation in the marketplace to rebuild and grow its software licensing business.

Merisel generally does not have contracts with its reseller customers. Merisel's top 10 customers for its software licensing business accounted for 76.0% of total software licensing sales in 2001. Merisel had two customers for its software licensing business that accounted for more than 10% of total U.S. software licensing sales in 2001, accounting for 24.2% and 15.0% of sales, respectively. For 2000, Merisel had three customers that accounted for more than 10% of total U.S. software licensing sales, accounting for 12.7%, 11.5% and 10.4% of such sales, respectively. For 1999, Merisel had two customers that accounted for more than 10% of such sales, accounting for 22.1% and 10.1% of total U.S. software licensing sales, respectively.

Single-Source Provider. The software licensing products currently offered by Merisel fall mainly in the categories of anti-virus, desktop applications, graphics, IT management, security, storage and storage management, system utilities, system applications and web-based solutions products. Merisel believes that, while it is no longer a full-line distributor of computer hardware and software products, it can offer significant value by becoming a single-source provider of software licensing products to its customers and focusing on providing superior customer service for software licensing only. Merisel is focused on reestablishing relationships with key software manufacturers whose products it does not currently distribute and rebuilding its product offering.

Customers and Sales Organizations. Merisel's software licensing business caters specifically to resellers who serve the software needs of corporate, institutional and government clients. This business serves its customers through a team of highly trained sales representatives that receive cross-training on all of the products sold through the business. This cross training is unique in the industry and leads to enhanced customer service with every sales representative trained to assist customers with every software product. Merisel's team of licensing professionals is dedicated to servicing and supporting resellers through a customer-centric approach that focuses on thoroughly understanding vendor solutions as well as the needs of the reseller and its customers. The sales team's efforts include the introduction of new products and programs to expand the reseller customers' product offerings and enhance their value proposition to their customers.

Prompt Delivery. By 1996, Merisel's Information and Logistics Efficiency System ("MILES") had been installed in all of the Company's distribution centers. The successful implementation of MILES has resulted in high rates of inventory and shipping accuracy. The Company believes that its shipping accuracy rates are among the highest in the industry at 99.994% or greater. For orders that require the shipment of product, orders received by 5:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. Merisel delivers products from its distribution center via UPS, Federal Express, Airborne and other carriers by customer request. Most customers receive orders within one or two working days of shipment. Merisel also provides customer-paid overnight air handling upon request. To expedite delivery and further minimize reseller costs, Merisel often ships orders directly to resellers' customers. The Company currently maintains and operates one distribution center.

Financing Programs. Merisel offers various credit terms to qualifying resellers and also sells on a pre-pay and credit card basis. Merisel's credit policy for qualified resellers allows them to use their Merisel credit line for software licensing purchasing, increasing their credit availability to be used for other products with full-line distributors. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. The Company establishes reserves for estimated credit losses in the normal course of business. If the Company's receivables experience a substantial deterioration in their collectibility, the Company's financial condition and results of operations may be adversely impacted. See "Certain Business Factors - Dependence on Major Customers; - Customer Credit Exposure."

Information Services. Merisel provides its reseller customers with detailed information on products, pricing, promotions and developments in the industry. The Company's Web site and SELline, the Company's Web-based reseller procurement and inquiry system, offer technical product information and links to manufacturer web sites. In addition, resellers can obtain current information on programs and services, daily product promotions, and strategic Merisel announcements. They can also download product return request forms, and track product shipments with links to UPS and Federal Express. Merisel's Web site also offers secure, 24-hour access to SELline, so resellers can place their product orders through the site. SELline provides resellers with real-time access to pricing information, credit information, technical descriptions, product availability and promotional information. Merisel offers customers the ability to use electronic data interchange, or EDI, to communicate with the Company's computer system directly for order processing and account data. The Company also offers API business-to-business connections, which allow resellers and manufacturers to directly connect their systems to Merisel's SAP system.

Operations and Systems

Merisel has made significant investments in advanced computer and warehouse management systems to support sales growth and improve service levels. Merisel's distribution center utilizes the MILES computerized warehouse management system, which uses infrared bar coding and advanced computer hardware and software to improve shipping, receiving and picking accuracy rates. See "Customers and Customer Services -- Prompt Delivery" above. Because of the reduced size of its business and the much more limited distribution of physical product involved in software licensing, Merisel now operates with one distribution center, which is located with its offices in El Segundo, California.

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

Following the conversion of its U.S. operations in April 1999, system performance, stability and availability improved significantly. The Company's SAP system performs with sub-second, on-line response time and has an average systems-availability rate of 99.999 percent. Availability for all of Merisel's core systems has averaged 99.9 percent or above since April 1999. SAP also enforces a high degree of data integrity, which better supports Merisel's reporting needs both through SAP and Merisel's data warehouse system. In 2001, the Company upgraded its SAP R/3 system to the latest version of SAP (4.6D), which provides broader capability for interfacing directly to SAP and for accessing real-time information.

In addition, SAP has provided a solid base for application development, allowing Merisel to expedite the development cycle for functionality improvements in the system. SAP has enabled new systems capabilities benefiting resellers and numerous advancements in Merisel's electronic commerce offering, including enhancements to SELline, the Company's Web-based reseller procurement and inquiry system. This Web-based application was built on a Microsoft platform and provides Merisel's resellers with real-time interfaces to SAP R/3.

Competition

Competition in the computer products distribution industry is intense. Key competitive factors in the distribution of software licenses include price, breadth of products, credit availability and financing options, availability of technical support and product information, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources and broader product offerings than Merisel. Merisel's principal competitors for software licensing business include large United States-based distributors such as Ingram Micro and Tech Data, as well as a number of regional distributors and internet resellers. Because of the nature of software licensing, Merisel competes with manufacturers that sell directly to computer resellers and end users to a more limited extent than in other areas of computer products distribution.
See "Certain Business Factors - Size of Competitors."


Variability of Quarterly Results and Seasonality

Historically, the industry in which the Company operates has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future with respect to its software licensing businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variability of Quarterly Results and Seasonality."

Employees

As of March 27, 2002, Merisel had approximately 55 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.

Environmental Compliance

The Company believes that it is in substantial compliance with all environmental laws applicable to it and its operations.

Certain Business Factors

In addition to the other information in this report, readers are cautioned to carefully consider the following business factors that may affect the future operations and performance of the Company.

Size of Software Licensing Business. The Company's software licensing business is not currently profitable and is not generating sufficient revenue to cover selling, general and administrative expenses and other costs required to operate this business. The Company believes that, in order to compete effectively in software licensing distribution, it must maintain high service levels, specialized sales and marketing infrastructure, specific software licensing management expertise, and state-of-the-art information technology capabilities that entail fixed costs that cannot be further reduced significantly. To become profitable, the Company's software licensing business must grow significantly and the Company must add key vendors. The Company believes that it will be able to achieve revenue levels that will allow its software licensing business to be profitable within the next several quarters, provided that the Company continues to be successful in adding new vendors and the Company is able to maintain the growth rates it has achieved over the last year. There is no assurance that the Company will be successful in doing so.

Dependence on Major Customers. For 2001, 10 customers accounted for approximately 76% of the Company's U.S. software licensing revenues, with one customer accounting for approximately 24% and another customer accounting for approximately 15%. The Company is focused on increasing its customer base and decreasing the percentage of revenues and receivables attributable to a small number of customers. Until that has been accomplished, however, the loss of one or more of the Company's major customers could have a material adverse effect on the Company.

Dependence on Key Vendors. In 2001, 94.6% of Merisel's software licensing sales were derived from products supplied by its two largest vendors, with one vendor accounting for 71.2% of sales. As is customary in the industry, the Company's agreements with these vendors provide non-exclusive distribution rights and may be terminated by either party on short notice. The termination of the Company's distribution agreement with one of its key vendors, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company.

Customer Credit Exposure. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At December 31, 2001, the Company's two largest customers represented 40%, or $3,930,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the December 31, 2001 accounts receivable balance. However, these two customers experienced significant financial difficulties during the recent economic downturn and the Company believes that the risk of collection of future receivables from these customers is significant. The Company believes that these two customers are substantially dependent on new purchases of software licenses in order to generate cash to sustain their businesses and that given their deteriorated financial condition, the Company may be the only available source for them to obtain new software licenses. Therefore, the Company believes that if it discontinued selling new licenses to these customers, the risk of collection of receivables from these two customers may increase substantially.

Size of Competitors. The Company's competitors in its software licensing businesses include distributors with businesses that are substantially larger than the Company's. Because of their size and the fact that many of these larger competitors operate world-wide businesses, these firms can achieve greater economies of scale than the Company, allowing them to offer more favorable pricing and other terms to resellers, and may be able to form stronger relationships with manufacturers. The Company believes that it can achieve operating expense levels as a percentage of sales as low as those that can be achieved by its much larger competitors only if it significantly increases its revenues. See "Competition" above.

Gross Margin Pressure. Historically, the computer distribution industry in general and the Company in particular have experienced declines in gross margins. The decline has resulted in part from a reduction in manufacturer rebates and changes by manufacturers in terms and conditions, which have resulted in a shift of costs to distributors, and economies of scale achieved by growing distributors that decreased their costs and allowed them to sell products at lower gross margins. Merisel attempts to address the gross margin issue through pricing and other actions. However, because of the size of Merisel's business relative to its largest competitors and Merisel's need to significantly increase its revenues in order for its software licensing business to become profitable, the Company is particularly vulnerable to competitive pricing actions of its competitors.

Item 2. Properties.

The Company's headquarters and distribution center are located in El Segundo, California, where the Company leases a 50,700 square-foot facility. The Company owns a 61,000 square-foot facility and 29 acres of undeveloped land in Cary, North Carolina, which the Company is seeking to sell. The Company believes that its facilities provide sufficient space for its present needs.


Item 3. Legal Proceedings.

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.


Item 4. Submission of Matters to a Vote of Security Holders.

On December 20, 2001, the Company held its annual meeting of stockholders for the purpose of electing two incumbent directors, Albert J. Fitzgibbons III and Lawrence J. Schoenberg. With respect to such election, the Company's stockholders cast votes as follows: Albert J. Fitzgibbons III-7,716,182 for, 313 against and 16,007 abstentions; and Lawrence J. Schoenberg-7,715,660 for, 313 against and 16,523 abstentions.


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

                                            High              Low
                Fiscal Year 2000
                     First quarter....       31 1/4           11 1/4
                     Second quarter...       17 3/16          7 3/16
                     Third quarter....       12 3/16          5 5/8
                     Fourth quarter...       6 7/8            1 9/16
                Fiscal Year 2001
                     First quarter....       2 13/16          1 3/16
                     Second quarter...       1 15/16          1
                     Third quarter....       2 15/16          1 3/8
                     Fourth quarter...       2 11/16          1 3/8


As of March 27, 2002, there were 918 record holders of the Company's Common
Stock.

Merisel has never declared or paid any dividends on its Common Stock.




Item 6. Selected Financial Data.

                                                                       Year Ended December 31,
                                                    1997          1998          1999         2000          2001
                                                   ------        ------        ------       ------         -----
                                                              (In thousands, except per share amounts)
Income Statement Data:(1, 2 and 3)
Net sales.....................................  $ 3,591,056   $ 3,937,930    $4,231,396   $2,091,942      $336,053
Cost of sales.................................    3,385,585     3,721,651     4,046,094    2,018,974       304,006
                                                -----------   -----------   -----------  -----------   -----------
Gross profit..................................      205,471       216,279       185,302       72,968        32,047
Selling, general & administrative expenses....      176,173       180,090       211,990      174,684        23,380
Restructuring charge..........................                                    3,200       17,036          (102)
Impairment losses.............................       14,100                       3,800       52,833           288
Impairment losses related to Canada...........                                                              28,111
Litigation related charge.....................                                   12,000
                                                -----------   -----------   -----------  -----------   -----------
Operating income (loss).......................       15,198        36,189       (45,688)    (171,585)      (19,630)
Interest expense (income), net................       28,608        17,125        17,849       10,920          (264)
Debt restructuring costs......................        5,230
Other expense, net............................       11,495        17,096        21,926        5,382           178
                                                -----------   -----------   -----------  -----------   -----------
Income (loss) before income taxes.............      (30,315)        1,968       (85,463)    (187,887)      (19,544)
Provision for income taxes....................          496           417           939          620           445
                                                -----------   -----------   -----------  -----------   -----------
Income   (loss)  from   continuing operations
before extraordinary item.....................      (30,631)        1,551       (86,402)    (188,507)      (19,989)
Discontinued operations:
Income (loss) from discontinued operations           18,534        16,959        25,234       18,539        (6,352)
Gain on sale of discontinued operations                                                       25,178        36,250
                                                -----------   -----------   -----------  -----------   -----------
Income (loss) before extraordinary item.......      (12,097)       18,510       (61,168)    (144,790)        9,909
Extraordinary (loss) gain on extinguishment of
debt, net.....................................       (3,744)                                  49,003         2,872
                                                -----------   -----------   -----------  -----------   -----------
Net income (loss).............................     $(15,841)      $18,510      $(61,168)    $(95,787)      $12,781
Preferred stock dividends.....................                                                   677         1,292
                                                -----------   -----------   -----------  -----------   -----------
Net   income   (loss)   available   to   common
stockholders..................................     $(15,841)      $18,510      $(61,168)    $(96,464)      $11,489
                                                ===========   ===========    ==========  ============  ===========

Share Data (4):
Net income (loss) per diluted share...........  $     (4.77)  $      2.30   $     (7.62) $    (12.01)  $     1.44
Weighted average number of diluted
   Shares.....................................        3,322         8,049         8,028        8,031         7,989
Balance Sheet Data: (3)
Working capital...............................  $   169,164   $   132,616   $   117,340  $     8,741   $    31,886
Total assets..................................      696,104       834,458       736,206      178,281        68,955
Long-term and subordinated debt...............      133,429       131,856       130,264       23,803
Total debt....................................      133,429       135,657       133,170       25,166
Stockholders' equity..........................      137,508       154,253        95,173       13,418        35,395

(1) Merisel's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. For clarity of presentation throughout this Annual
     Report on Form 10-K, Merisel has described fiscal years presented as if the year ended on December 31. Except for 1997, all fiscal years presented were 52 weeks in duration. The selected financial data set forth above includes those balances and activities related to the Company's wholly owned subsidiary Merisel FAB, Inc. through its disposal as of March 28, 1997 and for Merisel Canada through its disposal as of July 28, 2001.

(2) The Company has reclassified certain items in its 1997 and 1998 financial statements to conform to the 1999, 2000 and 2001 presentations. These reclassifications principally consist of costs associated with the Company's flooring arrangements. The impact to the 1997 and 1998 financial statements is to reduce general and administrative expenses by $3,002,000 and $4,461,000, respectively, to decrease net sales by $1,351,000 and $2,007,000, respectively, and to increase interest expense by $1,651,000, and $2,454,000, respectively.

(3) The Company has reclassified its consolidated financial statements to exclude results related to the MOCA and Optisel business units, which are included in discontinued operations.

(4) Per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split that was effective February 14, 2001.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Effective as of July 28, 2001, the Company completed the sale of its Canadian distribution business ("Merisel Canada") to Synnex Information Technologies, Inc. ("Synnex"). On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001. As a consequence of the foregoing events, Merisel's only business today is its software licensing business. The Company is, however, actively seeking and exploring acquisition and other investment opportunities.

Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale to Arrow of its MOCA business unit, a distributor of Sun Microsystems products. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179.8 million of which approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price the Company realized a gain, net of costs associated with the sale, of approximately $25.2 million. In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.3 million, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36.3 million.

Through Optisel, in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel has not generated any significant revenue except under these two transition services agreements. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001.

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and the discontinuance of Optisel's operations and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of the MOCA and Optisel businesses. The net operating results, net assets and net cash flows of these businesses have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

Wind Down of U.S. Distribution Business

In December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, it would focus solely on software licensing and the balance of the U.S. distribution business would be wound down. Although the wind-down was substantially completed by the end of the first quarter of 2001, the Company has substantial remaining obligations related to the U.S. distribution business, primarily with respect to leases, vendors and employee severance. See "Liquidity and Capital Resources" below.

Sale of Merisel Canada

Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada, a distributor of computer hardware and software products. The purchase price was CDN$30.0 million, of which CDN$1.0 million is deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing. In connection with this transaction, in the quarter ended June 30, 2001 the Company recorded an impairment charge of approximately $29.4 million with respect to Merisel Canada related to the excess book value over expected cash consideration less transaction fees. During the fourth quarter of 2001 the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2.0 million to the Company, which is recorded as a $1.3 million adjustment to the impairment charge previously recorded in the second quarter of 2001.

Results of Operations

Including discontinued operations, the Company reported net income available to common stockholders of $11,489,000, or $1.44 per share, for 2001, compared to a net loss available to common stockholders of $96,464,000, or $12.01 loss per share, for 2000 and a net loss of $61,168,000, or $7.62 loss per share, for 1999. These results include a loss from discontinued operations of $6,352,000 for 2001 and income from discontinued operations of $18,539,000 and $25,234,000 for 2000 and 1999, respectively. The discussion and analysis below is limited to the Company's continuing operations and includes the U.S. and Canadian distribution businesses.

Comparison of Fiscal Years Ended December 31, 2001 and December 31, 2000

The Company's net sales decreased 83.9% from $2,091,942,000 in 2000 to $336,053,000 for the year ended December 31, 2001. Net sales include $660,216,000 and $295,682,000 generated by the Canadian distribution business for the years ended 2000 and 2001, respectively. The decrease in sales is primarily related to the wind down of the U.S. distribution business with the exception of software licensing and the sale of the Canadian distribution business.

Gross profit decreased 56.1% from $72,968,000 in 2000 to $32,047,000 in 2001, which primarily reflects the decline in sales in 2001. Gross profit as a percentage of sales, or gross margin, increased from 3.49% in 2000 to 9.54% in 2001. Gross margins in the U.S. software licensing and Canadian distribution businesses were 3.99% and 5.51%, respectively, for 2000, compared to 6.64% and 5.75%, respectively, for 2001. For the year ended December 31, 2000, cost of sales includes charges totaling $22,145,000 to adjust inventory, accounts receivable and vendor-related reserves to reflect the estimated realizable value. In the year ended December 31, 2001, gross profit reflects a reduction of costs of sales of $12,450,000, primarily as a result of favorable vendor settlements. Excluding such charges and reduction, gross margin would have been 4.55% in 2000 compared to 5.83% in 2001. This increase is primarily related to the fact that the Canadian distribution business has historically experienced higher margins than the U.S. distribution business. Additionally, the loss of two large lower margin software licensing vendors caused overall software licensing margins to be higher in 2001 than in 2000.

Selling, general and administrative expenses decreased by $151,304,000 or 86.6% from $174,684,000 for the year ended December 31, 2000 to $23,380,000 for the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of sales decreased from 8.4% of sales in 2000 to 7.0% for 2001. Selling, general and administrative expenses for 2001 include adjustments totaling $11,110,000 related to favorable settlements or collections experienced with vendors and customers of the Company's U.S. hardware distribution business. Excluding these adjustments, selling, general and administrative expense for 2001 would have been $34,490,000 or 10.3% of sales. This increase was caused primarily by the reduction of sales volumes in relation to fixed costs and the fact that sales volumes fell faster than operating costs could be reduced.

The Company's software licensing business is not currently profitable because it is not generating sufficient revenue to cover selling, general and administrative expenses and other costs required to operate the business. The Company believes that, in order to compete effectively in software licensing distribution, it must maintain high service levels, specialized sales and marketing infrastructure, specific software licensing management expertise, and state-of-the-art information technology capabilities that entail fixed costs that cannot be further reduced significantly. The Company believes that it will be able to achieve revenue levels that will allow its software licensing business to be profitable within the next several quarters, provided that the Company continues to be successful in adding new vendors and is able to maintain the growth rates it has achieved over the last year. There is no assurance that the Company will be successful in doing so.

During 2001, in connection with the wind-down of the U.S. distribution business (excluding software licensing), the Company was able to negotiate favorable settlements related to certain lease and contract commitments. As a result, the Company was able to reduce the accrued liability related to previously recorded restructuring charges by $102,000. The adjustment is primarily due to $569,000 of favorable settlements reached with lessors of disposed facilities, net of $467,000 of additional charges related to severance costs. During the third quarter of 2000, the Company announced a restructuring plan that would significantly reduce its facilities and workforce. As a result, the Company recorded a restructuring charge of $10,964,000 in the third quarter of 2000. In the fourth quarter of 2000, as a result of its decision in December 2000 that the U.S. distribution business would focus solely on software licensing and the balance of the U.S. distribution business would be wound down, the Company recorded an additional restructuring charge of $6,672,000, of which $600,000 relates to Optisel and has been reported as discontinued operations.

Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada. The purchase price was CDN$30.0 million, of which CDN$1.0 million is deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing. As a result of the pending sale of Merisel Canada, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment. Based on this review, the Company recorded an impairment charge of $29.4 million as of June 30, 2001. The impairment charge includes $13.0 million for the SAP operating system, $8.9 million for the Company's foreign translation adjustment, $3.6 million for the unamortized goodwill attributable to Merisel Canada, and $3.9 million related to various other assets. During the fourth quarter of 2001, the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2.0 million to the Company, which is recorded as a $1.3 million adjustment to the impairment charge previously recorded in the second quarter of 2001.

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

As a result of the above items, the Company had an operating loss from continuing operations of $171,585,000 for the year ended December 31, 2000 compared to an operating loss of $19,630,000 for the year ended December 31, 2001. Excluding the restructuring-related charges and the asset impairment charges, the Company would have had an operating loss of $101,716,000 in 2000 compared to operating income of $8,667,000 in 2001.

Interest Expense; Other Expense; Income Tax Provision

Interest expense for the Company decreased from $10,920,000 for the year ended December 31, 2000 to income of $264,000 for the year ended December 31, 2001, which reflected the fact that the Company had minimal indebtedness outstanding during 2001 as a result of purchases by the Company of outstanding debt securities and also the interest income earned on invested cash balances. See "Extraordinary Gain" below.

Other expense for the Company decreased from $5,382,000 for the year ended December 31, 2000 to $178,000 for the year ended December 31, 2001. The decrease is primarily related to an $11,742,000 reduction in asset securitization fees related to the termination of the Company's asset securitization facilities. The decrease is offset by an $8,917,000 gain recorded on the sale in September 2000 of the building in El Segundo, California owned by the Company and a $1,538,000 gain recorded on the sale of the Company's Marlborough, Massachusetts call center in January 2000. See "Notes to Consolidated Financial Statements - Note 8
- Sale of Accounts Receivable."

The income tax provision decreased from $620,000 for the year ended December 31, 2000 to $445,000 for 2001. In both years, the income tax provision provides for only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years to offset U.S. federal income taxes. The Company has not recognized a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. A valuation allowance has been fully established against deferred tax assets resulting from available net operating loss carry forwards. See "Notes to Consolidated Financial Statements - Note 10 - Income Taxes".

Extraordinary Gain

In January 2001, the Company purchased $20,175,000 of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $17,149,000, reducing the outstanding balance of the 12.5% Notes to $3,628,000, which were redeemed at a total cost of $3,782,000 in February 2001. As a result, the Company recognized an extraordinary gain of approximately $2,872,000 for the year ended December 31, 2001.

During 2000, the Company purchased $101,197,000 aggregate principal amount of its 12.5% Notes for an aggregate cost of $50,982,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $49,003,000 in 2000.

Consolidated Net Results

The Company reported a net loss available to common stockholders of $96,464,000, or $12.01 loss per share, in 2000 compared to net income available to common stockholders of $11,489,000, or $1.44 per share, in 2001.

Comparison of Fiscal Years Ended December 31, 2000 and December 31, 1999

The Company's net sales decreased 50.6% from $4,231,396,000 in 1999 to $2,091,942,000 for the year ended December 31, 2000. This decrease resulted from sales declines of 56.7% and 28.7% for the U.S. and Canadian distribution businesses, respectively. The decrease in net sales for these businesses was due to a number of factors. The decrease experienced in the first part of 2000 primarily resulted from restructuring activities during the first half of the first quarter and from decreased customer orders in reaction to Merisel's price changes implemented in the latter half of the first quarter. The decline in sales contributed to excess inventory positions resulting in a delay in some vendor payments while inventory levels were reduced to be in line with the lower sales levels. These circumstances, combined with vendor concern caused by the bankruptcy filings of three major distributors during the first half of 2000, contributed to a significant loss of vendor credit support. This loss of credit support affected the Company's ability to obtain sufficient inventory in the U.S. distribution business, which significantly reduced product availability and caused further declines in sales for the U.S. distribution business, leading to the ultimate decision to wind down the U.S. distribution business. Management believes that the sales decline experienced by the Canadian distribution business resulted primarily from management's need to focus on problems in the U.S. distribution business and diminished vendor credit support, due primarily to heightened vendor concerns regarding the U.S. business, and related product availability challenges.

On a consolidated basis, hardware and accessories accounted for 80% of net sales and software accounted for 20% of net sales for the year ended December 31, 1999 as compared to 76% and 24%, respectively, for such categories for the year ended December 31, 2000.

Gross profit decreased 60.6% from $185,302,000 in 1999 to $72,968,000 in 2000, which primarily reflects the decline in sales in 2000 and adjustments to inventory, accounts receivable and vendor related reserves to reflect current realizable value. Gross profit as a percentage of sales, or gross margin, decreased from 4.38% in 1999 to 3.49% in 2000. Gross margins in the U.S. and Canadian distribution businesses were 2.53% and 5.51%, respectively, for 2000, compared to 3.90% and 6.10%, respectively, for 1999. Additional factors that contributed to lower margins were the sale of products by the U.S. distribution business at cost during the wind-down period and a shift in product mix toward lower margin products.

Selling, general and administrative expenses decreased by $37,306,000 or 17.6% from $211,990,000 for the year ended December 31, 1999 to $174,684,000 for the year ended December 31, 2000. Selling, general and administrative expenses as a percentage of sales increased from 5.0% of sales in 1999 to 8.4% for the same period in 2000, due primarily to reduced sales volumes in relation to fixed costs.

During the third quarter of 2000, the Company announced a restructuring plan that would significantly reduce its facilities and workforce. As a result, the Company recorded a restructuring charge of $10,964,000 in the third quarter of 2000. In the fourth quarter of 2000, as a result of its decision in December 2000 that the U.S. distribution business would focus solely on software licensing and the balance of the U.S. distribution business would be wound down, the Company recorded an additional restructuring charge of $6,672,000, of which $600,000 relates to Optisel and has been reported as discontinued operations.

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

As a result of the above items, the Company had an operating loss from continuing operations of $171,585,000 for the year ended December 31, 2000 compared to an operating loss of $45,688,000 for the year ended December 31, 1999. Excluding the restructuring-related charges, the asset impairment charges and the litigation-related charge, the Company would have had an operating loss of $101,716,000 in 2000 compared to an operating loss of $26,688,000 in 1999.

Interest Expense; Other Expense; Income Tax Provision

Interest expense for the Company decreased 38.8% from $17,849,000 for the year ended December 31, 1999 to $10,920,000 for the year ended December 31, 2000, which was primarily a result of purchases by the Company of outstanding debt securities. See "Extraordinary Gain" below.

Other expense for the Company decreased from $21,926,000 for the year ended December 31, 1999 to $5,382,000 for the year ended December 31, 2000. The decrease is primarily related an $8,917,000 gain recorded on the sale in September 2000 of the building in El Segundo, California owned by the Company, a $1,538,000 gain recorded on the sale of the Company's Marlborough, Massachusetts call center in January 2000 and a $7,796,000 reduction in asset securitization fees related to lower balances outstanding during the year as a result of lower sales. See "Notes to Consolidated Financial Statements - Note 8 - Sale of Accounts Receivable."

The income tax provision decreased from $939,000 for the year ended December 31, 1999 to $620,000 for 2000. In both years, the income tax provision provides for only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years to offset U.S. federal income taxes. The Company has not recognized a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. A valuation allowance has been fully established against available net operating loss carry forwards. See "Notes to Consolidated Financial Statements - Note 10 - Income Taxes".

Extraordinary Gain

During 2000, the Company purchased $101,197,000 aggregate principal amount of its outstanding 12.5% Notes for an aggregate cost of $50,982,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $49,003,000 in 2000.

Consolidated Net Loss

The Company reported a net loss available to common stockholders of $61,168,000, or $7.62 loss per share, in 1999 compared to a net loss available to common stockholders of $96,464,000, or $12.01 loss per share, in 2000.

Variability of Quarterly Results and Seasonality

Historically, the industry in which the Company operates has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future with respect to its U.S. software licensing businesses. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry;
(ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis, and the results for any quarterly period may not be indicative of results for a full fiscal year.

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

Liquidity and Capital Resources

Cash Flows Activity for the Year Ended December 31, 2001

Net cash used in operating activities of continuing operations during the year ended December 31, 2001 was $53,352,000. Cash used for operations primarily relates to the extinguishment of liabilities and commitments associated with the wind down of the U.S. distribution business (excluding software licensing), net of the effect of cash flows related to Merisel Canada prior to its disposition.

Net cash provided by investing activities in 2001 consisted primarily of proceeds of $36,250,000 from the sale of MOCA and $15,991,000 from the sale of Merisel Canada.

Net cash provided by financing activities in 2001 was $13,342,000 and included revolver borrowings of $35,962,000 associated with new credit facility entered into by Merisel Canada upon the expiration of a receivables purchase agreement (see "Notes to Consolidated Financial Statements - Note 8 - Sale of Accounts Receivable"). Cash used for financing activities was $20,931,000 for the purchase of the remainder of the 12.5% Notes.

Cash Flows Activity for the Year Ended December 31, 2000

Net cash used for operating activities of continuing operations during the year ended December 31, 2000 was $68,493,000. The primary use of cash is a decrease in accounts payable of $371,382,000 and the net loss for the year, excluding the non-cash charges for depreciation and bad debt provisions. The accounts payable decrease was primarily the result of the termination of vendor relationships of the U.S. distribution business. The decrease was offset by declines in inventory of $300,157,000 and in accounts receivable of $77,613,000, both of which were also primarily related to the wind-down of the U.S. distribution business excluding software licensing.

Net cash provided by investing activities in 2000 was $135,128,000 and related to cash proceeds of $14,123,000 from the sale of the Company's El Segundo building in September 2000, cash proceeds of $1,765,000 from the sale of the Marlborough, Massachusetts call center in January 2000 and cash proceeds of $120,593,000 from the sale of MOCA in October 2000.

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

Cash Flows Activity for the Year Ended December 31, 1999

Net cash provided by operating activities of continuing operations during the year ended December 31, 1999 was $20,552,000. The primary sources of cash include a decrease in inventory of $99,344,000, a decrease in accounts receivable of $8,571,000 and a decrease in other prepaid and tax assets. The inventory decrease resulted in part from a stricter enforcement of payment terms by some of the Company's larger vendors, which impacted credit lines. The Company also took actions to reduce inventory in order to counter inventory risk associated with changing vendor terms and conditions, particularly related to price protection policies. The decrease in receivables is related primarily to decreased marketing and cooperative advertising and other vendor receivables resulting from changes in vendor programs and a decreased volume of pass-through programs. The primary uses of cash were a $47,221,000 reduction in accounts payable and the net loss for the year, excluding the non-cash charges for depreciation and bad debt provisions. Accounts payable declined due to the decrease in inventory noted above and to the stricter enforcement of terms by major manufacturers to more closely match payables with inventory levels.

Net cash used for investing activities in 1999 consisted of capital expenditures of $29,013,000. The expenditures were primarily related to costs associated with information systems, including systems for enhancing electronic services and growing the Company's infrastructure, developing and implementing the SAP operating system, developing the Company's configuration and co-location capabilities, and upgrading warehouse systems and other Company facilities.

Net cash used for financing in 1999 was $3,145,000 and was comprised primarily of scheduled repayments against promissory notes outstanding.

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

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.4% of the Company's outstanding common stock, purchased 150,000 shares of Convertible Preferred issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. At December 31, 2001, $1,969,000 of accrued dividends was recorded.

The Company has historically obtained a large portion of its working capital financing under receivables securitization facilities and, to a lesser extent, revolving credit facilities. With the sale of the MOCA business and Merisel Canada and the wind down of the U.S. distribution business excluding software licensing, the Company no longer has any of these financing facilities. Because the software licensing business requires the maintenance of minimal levels of inventory, the working capital requirements are much less than the Company's historical needs for its distribution business and it is able to meet its working capital needs without the need for any financing facility, in large part because of its substantial cash balances. As revenues of the software licensing business grow, the Company may seek to establish a working capital financing facility to provide additional funding for that business and for acquisitions.

The Company has obligations relating to the wind-down of its U.S. distribution business in addition to working capital requirements related to its software licensing business. The Company expects that expenditures related to the wind-down will consume a significant amount of the Company's cash balance at December 31, 2001 and believes the aggregate amount could be as high as $15 million. A large portion of those expenditures will be made in 2002. In addition, over the last several years the Company has disposed of a number of businesses, including all of its operations outside the United States, many of which had obligations that had been guaranteed by the Company. In connection with those dispositions, the Company sought either to have any guarantees released or to be indemnified against any liabilities under guarantees. The Company may not have identified all guarantees to be released and, in at least one instance, the indemnification provided to the Company is no longer of any value. The Company believes that, largely because of the passage of time, its exposure to liability under these guarantees is not significant.

Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the Company's financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company's estimates. Such differences could be material to the financial statements.

The Company believes the application of its accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

The Company's accounting policies are more fully described in "Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Accounting Policies." The Company has identified certain critical accounting policies which are described below.

Revenue Recognition, Returns and Sales Incentives--The Company recognizes revenue from software licensing sales as licenses are issued and/or products are shipped. The Company, subject to certain limitations, permits its customers to return products and to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs that, among other things, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon the volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's vendors. The costs of customer incentive programs are accrued concurrently with the recognition of revenue.

Concentration of Credit Risk - The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses; however, credit risk with respect to trade accounts receivable is currently a significant risk to the Company. At December 31, 2001, the Company's two largest customers represented 40%, or $3,930,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the December 31, 2001 accounts receivable balance. However, these two customers experienced significant financial difficulties during the recent economic downturn and the Company believes that the risk of collection of future receivables from these customers is significant. The Company believes that these two customers are substantially dependent on new purchases of software licenses in order to generate cash to sustain their businesses and that given their deteriorated financial condition, the Company may be the only available source for them to obtain new software licenses. Therefore, the Company believes that if it discontinued selling new licenses to these customers, the risk of collection of receivables from these two customers may increase substantially.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, inventory, accounts payable and accrued liabilities.

At December 31, 2001, the Company had $11,763,000 and $21,797,000, respectively, of accounts payable and accrued liabilities. Of the accounts payable amount recorded, $6,428,000 is related to its U.S. distribution business (excluding software licensing), representing the remaining liabilities and reserves against vendor-related receivables associated with those former vendors with whom the Company has not yet reached a settlement. Accrued liabilities primarily represent restructuring accruals, liabilities associated with maintenance and other arrangements the Company has incurred under contracts with systems and telecommunications vendors, sales tax liabilities and other reserves. As part of its ongoing wind-down efforts, the Company is negotiating with both inventory and other vendors and the actual payments made by the Company under settlement agreements could differ from the amounts accrued. "Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Accounting Policies; Note 3 - Restructuring Charges".

Item 7A. Quantitative and Qualitative Market Risk Disclosure

Investments

At December 31, 2001, the Company had cash investments of $53,787,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $1,791,000 maintained in various checking accounts at December 31, 2001.

Item 8. Financial Statements and Supplementary Data.


                          INDEPENDENT AUDITORS' REPORT



Merisel, Inc.:

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements and the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, during the year ended December 31, 2000 the Company decided to cease activities associated with virtually all of its United States distribution business excluding software licensing. Additionally the Company sold its MOCA business unit effective October 27, 2000. The gain on the sale and results of operations of MOCA prior to the sale are included in discontinued operations in the accompanying consolidated statements of operations. During the year ended December 31, 2001, the Company discontinued its Optisel business. The results of operations of Optisel are included in discontinued operations in the accompanying consolidated statement of operations. Also, effective July 28, 2001 the Company completed the sale of Merisel Canada.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 12, 2002



                         MERISEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                              December 31,
                                                                                            2000         2001
                                        ASSETS

Current assets:
     Cash and cash equivalents.......................................................   $    46,865  $    55,578
     Accounts receivable (net of allowances of $25,218 and $703 at December
        31, 2000 and 2001, respectively).............................................        34,233        8,831
     Inventories....................................................................         60,859          117
     Prepaid expenses and other current assets.......................................         6,964          920
     Deferred income taxes...........................................................           880
                                                                                        ------------  -----------
          Total current assets.......................................................       149,801       65,446
Property and equipment, net..........................................................        24,479        3,418
Cost in excess of net assets acquired, net...........................................         3,666
Other assets ........................................................................           335           91
                                                                                        ------------  -----------
     Total assets....................................................................   $   178,281  $    68,955
                                                                                        ============  ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable................................................................   $    99,057  $    11,763
     Accrued liabilities.............................................................        40,640       21,797
     Long-term debt and capitalized lease obligations--current........................        1,363
                                                                                        ------------  -----------
          Total current liabilities..................................................       141,060       33,560
Long-term debt.......................................................................        23,803

Stockholders' equity:
     Convertible preferred stock, $.01 par value; authorized 1,000,000 shares;
        150,000 shares issued and outstanding........................................        15,677       16,969
     Common stock, $.01 par value; authorized 150,000,000 shares; 8,030,905 shares issued and outstanding at December 31, 2000; 8,030,844 shares
        issued and 7,842,644 shares outstanding at December 31, 2001.................            80           78
     Additional paid-in capital......................................................       282,619      281,343
     Accumulated deficit.............................................................      (275,450)    (262,669)
     Treasury stock..................................................................                       (326)
     Accumulated other comprehensive loss............................................        (9,508)
                                                                                        ------------  -----------
          Total stockholders' equity.................................................        13,418       35,395
                                                                                        ------------  -----------
     Total liabilities and stockholders' equity......................................   $   178,281  $    68,955
                                                                                        ============  ===========


                           See accompanying notes to consolidated financial statements.





                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                          For the Years Ended December 31,
                                                                          1999           2000          2001
                                                                        --------       --------      --------
Net sales..........................................................  $  4,231,396   $  2,091,942   $    336,053
Cost of sales......................................................     4,046,094      2,018,974        304,006
                                                                     ------------   ------------   ------------
Gross profit.......................................................       185,302         72,968         32,047
Selling, general and administrative expenses.......................       211,990        174,684         23,380
Restructuring charges..............................................         3,200         17,036           (102)
Impairment losses..................................................         3,800         52,833            288
Impairment related to the sale of Merisel Canada...................                                      28,111
Litigation-related charge..........................................        12,000
                                                                     ------------   ------------   ------------
Operating loss.....................................................       (45,688)      (171,585)       (19,630)
Interest expense (income), net.....................................        17,849         10,920           (264)
Other expense, net.................................................        21,926          5,382            178
                                                                     ------------   ------------   ------------
Loss from continuing operations
before income taxes and extraordinary item.........................       (85,463)      (187,887)       (19,544)
Income tax provision...............................................           939            620            445
                                                                     ------------   ------------   ------------
Loss from continuing operations before extraordinary item..........       (86,402)      (188,507)       (19,989)
Discontinued operations:
   Income (loss) from discontinued operations......................        25,234         18,539         (6,352)
   Gain on sale of discontinued operations.........................                       25,178         36,250
                                                                     ------------   ------------   ------------
Income (loss) before extraordinary item............................       (61,168)      (144,790)         9,909
Extraordinary gain on extinguishment of debt.......................        49,003          2,872
                                                                     ------------   ------------   ------------
Net income (loss)..................................................  $    (61,168)  $    (95,787)  $     12,781
                                                                     ============   ============   ============

Preferred stock dividends..........................................                          677          1,292
                                                                     ------------   ------------   ------------
Net income (loss) available to common stockholders.................  $    (61,168)  $    (96,464)  $     11,489
                                                                     ============   ============   ============
Net income (loss) per share (basic and diluted):
Income (loss) from continuing operations before extraordinary items  $    (10.76)   $    (23.56)         (2.66)
Discontinued operations:
   Income (loss) from operations...................................         3.14           2.31           (.80)
   Gain on sale....................................................                        3.14           4.54
Extraordinary gain.................................................                        6.10            .36
                                                                     ------------   ------------   ------------
Net income (loss)..................................................  $     (7.62)   $    (12.01)          1.44
                                                                     ============   ============   ============

Weighted average number of shares (basic and diluted):                     8,028          8,031          7,989
                                                                     ============   ============   ============


                           See accompanying notes to consolidated financial statements.





                         MERISEL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                       Accumulated
                                                              Additional                  Other
                                                               Paid-in   Accumulated  Comprehensive   Treasury         Comprehensive
                              Preferred Stock  Common Stock    Capital    Deficit          Loss        Stock    Total     Income
                             ----------------  -------------  --------- -----------  --------------  --------  ------   -----------
                              Shares   Amount Shares    Amount
                             -------- ------- ------    ------
Balance at December 31, 1998                 8,027,268    $80  $283,103   $(118,495)   $(10,435)          0    $154,253
   Exercise of stock options
        and other............                      613              112                                             112
   Comprehensive Income:
     Translation adjustment..                                                             1,976                   1,976    $  1,976
     Net loss.............                                                  (61,168)                            (61,168)    (61,168)
                                                                                                                            --------
Total Comprehensive Loss..                                                                                                 $(59,192)
                             -------- ------- ------    ------ --------- -----------  --------------  --------  ------       =======
Balance at December 31, 1999                  8,027,881    80    283,215   (179,663)     (8,459)          0     95,173
   Sale of convertible preferred
     Stock................    150,000 $15,000                                                                   15,000
   Accrual of convertible
     Preferred stock
     dividend.............                677                       (677)
   Exercise of stock
      options and other...                        3,024               81                                            81
   Comprehensive Income:
     Translation adjustment                                                              (1,049)                (1,049)    $ (1,049)
     Net loss.............                                                  (95,787)                           (95,787)     (95,787)
                                                                                                                            --------
Total Comprehensive Loss..                                                                                                 $(96,836)
                             -------- ------- ------    ------ --------- -----------  --------------  --------  ------       =======
Balance at December 31, 2000  150,000  15,677  8,030,905    80   282,619   (275,450)     (9,508)          0     13,418
   Sale of convertible
     preferred stock......
   Accrual of convertible
     Preferred stock dividend           1,292                     (1,292)
   Exercise of stock
     options and other....                           (61)             16                                            16
   Treasury Stock                               (188,200)   (2)                                       $(326)      (328)
   Comprehensive Income:
     Translation adjustment                                                               9,508                  9,508     $  9,508
     Net income...........                                                   12,781                             12,781       12,781
                                                                                                                             ------
Total Comprehensive Income                                                                                                 $ 22,289
                             ======== ======= ======    ====== ========= ===========  ==============  ========  ======       =======
Balance at December 31, 2001  150,000 $16,969  7,842,644   $78  $281,343  $(262,669)         $0       $(326)   $35,395
                             ======== ======= ======    ====== ========= ===========  ==============  ========  ======


                       See accompanying notes to consolidated financial statements.



                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  For the Years Ended December 31,
                                                                                     1999        2000       2001
                                                                                ------------- ----------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...........................................................  $  (61,168) $  (95,787)$   12,781
    Less: income (loss) from discontinued operations, net.......................      25,234      18,539     (6,352)
    Less: gain on sale of MOCA..................................................                 (25,178)   (36,250)
    Less: extraordinary gain on extinguishment of debt..........................                 (49,003)    (2,872)
                                                                                ------------- ----------- ---------
    Income (loss) from continuing operations....................................     (86,402)   (188,507)   (19,989)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization...........................................      22,115      19,090      5,048
        Provision for doubtful accounts.........................................      14,442      38,991     (7,774)
        Impairment losses.......................................................       3,800      52,833        288
        Gain on sale of property and equipment..................................         (65)    (10,575)
        Impairment related to the sale of Merisel Canada........................                             28,111
        Restricted stock units compensation expense.............................         100          22         13
        Changes in assets and liabilities
            Accounts receivable.................................................       8,571      77,613    (25,849)
            Inventories.........................................................      99,344     300,157     17,417
            Prepaid expenses and other current assets...........................       3,856       5,531      5,973
            Accounts payable....................................................     (47,221)   (371,382)   (39,340)
            Accrued liabilities.................................................       2,012       7,734    (17,250)
                                                                                ------------- ----------- ---------
                Net cash  (used for) provided by  operating activities..........      20,552     (68,493)   (53,352)
                                                                                ------------- ----------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment..........................................     (29,013)     (1,853)      (114)
    Proceeds from sale of Merisel Canada........................................                             15,991
    Proceeds from sale of MOCA..................................................                 120,593     36,250
    Proceeds from sale of property and equipment................................                  16,388        820
                                                                                ------------- ----------- ---------
               Net cash (used for) provided by investing activities.............     (29,013)    135,128     52,947
                                                                                ------------- ----------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit...................................     464,701      40,000     35,962
    Repayments under revolving line of credit...................................    (464,701)    (40,000)
    Proceeds from issuance of convertible preferred stock.......................                  15,000
    Proceeds from issuance of common stock and purchase of treasury stock.......          12          59       (326)
    Purchase of bonds...........................................................                 (50,982)   (20,931)
    Repayments under other financing arrangements...............................      (3,157)     (6,807)    (1,363)
                                                                                ------------- ----------- ---------
                Net cash provided by (used for) financing activities............      (3,145)    (42,730)    13,342
                                                                                ------------- ----------- ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................         852         641        (75)
NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS.........................      31,970     (35,238)    (4,149)
                                                                                ------------- ----------- ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................      21,216     (10,692)     8,713
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................      36,341      57,557     46,865
                                                                                ------------- ----------- ---------
CASH AND CASH EQUIVALENTS, END OF  PERIOD YEAR..................................  $   57,557  $   46,865 $   55,578
                                                                                ============= =========== =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid (received) during the year for:
    Interest....................................................................  $   18,571  $   15,064      1,911
    Income taxes................................................................         309      (1,751)     5,787
    Noncash activities:
    Capital lease obligations entered into......................................         670
    Sale of property for note receivable........................................                     500
    Preferred dividend accrued..................................................                     677      1,292


Effective July 28, 2001, the company sold Merisel Canada to Synnex Technologies, Inc. ("Synnex"). In connection with the sale, the following assets and liabilities were purchased by Synnex:

    Cash received in the sale of Merisel Canada, net of cash sold                    $15,991
    Total assets sold to Synnex                                                     (102,800)
    Total liabilities sold to Synnex                                                  86,809

                           See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 2000 and 2001

1. Summary of Significant Accounting Policies

General-- The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Effective as of July 28, 2001, the Company completed the sale of its Canadian distribution business ("Merisel Canada") to Synnex Information Technologies, Inc. ("Synnex"). On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. The acquisition was accounted for as a purchase and the purchase price, including assumption of certain liabilities, was $2,375,000. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001. As a consequence of the foregoing events, Merisel's only business today is its software licensing business. The Company is, however, actively seeking and exploring acquisition and other investment opportunities.

The consolidated financial statements retroactively reflect the effect of the one-for-ten reverse stock split, which was effective February 14, 2001. Accordingly, all disclosures involving the number of shares of Merisel common stock outstanding, issued or to be issued, and all per share amounts, retroactively reflect the impact of the reverse stock split.

Management's Plan--As stated previously, on December 14, 2000, the Company announced its decision to wind down virtually all of its U.S. distribution business, excluding software licensing. As a result of that decision, the decision to discontinue Optisel and the sales of MOCA and Merisel Canada, the Company's current operations consist of its software licensing distribution business. Primarily as a result of a gain on the sale of MOCA recognized in 2001, the Company had net income available to common stockholders of $11,489,000, after preferred stock dividends of $1,292,000, which decreased its accumulated deficit to $262,669,000 at December 31, 2001.

The Company has developed an operating plan for 2002 that focuses upon growing its software licensing distribution business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. At December 31, 2001, the Company had approximately $55,578,000 of cash and cash equivalents on hand. Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

Risks and Uncertainties--In 2001, 94.6% of the Company's software licensing sales were derived from products supplied by its two largest vendors, with one vendor accounting for 71.2% of sales. The termination of the Company's distribution agreement with one of its key vendors, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company. For 2001, 10 customers accounted for approximately 76% of the Company's U.S. software licensing revenues, with one customer accounting for approximately 24% and another customer accounting for approximately 15%. The Company is focused on increasing its customer base and decreasing the percentage of revenues and receivables attributable to a small number of customers. Until that has been accomplished, however, the loss of one or more of the Company's major customers could have a material adverse effect on the Company. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely

                         MERISEL, INC. AND SUBSIDIARIES
affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, inventories, accounts payable and accrued liabilities.

At December 31, 2001, the Company had $11,763,000 and $21,797,000, respectively, of accounts payable and accrued liabilities. Of the accounts payable amount recorded, $6,428,000 is related to its U.S. distribution business (excluding software licensing), representing the remaining liabilities and reserves against vendor-related receivables associated with those former vendors with whom the Company has not yet reached a settlement. Accrued liabilities represent restructuring accruals ($5,360,000) (see Note 3 - "Restructuring Charges"), liabilities associated with maintenance and other arrangements the Company has incurred under contracts with information technology vendors ($3,113,000), liabilities associated with employee benefits ($2,890,000), liabilities associated with the discontinuance of its Optisel business ($2,635,000), sales tax liabilities ($2,314,000), accruals for liabilities related to former customers of the Company's wound down business ($1,694,000) and other miscellaneous accruals ($3,791,000). As part of its ongoing wind-down efforts, the Company is negotiating with both inventory and other vendors and the actual payments made by the Company under settlement agreements could differ materially from the amounts accrued.

New Accounting Pronouncements--The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, changes in the fair value of the derivative and the hedged item will be recognized currently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and then recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized currently in earnings. At January 1, 2001, the carrying value of the Company's derivative instruments under SFAS No. 133 did not differ significantly from amounts previously recorded by the Company under the provisions of SFAS No. 52. Accordingly, the adoption of SFAS No. 133 did not have a significant impact upon the Company's financial statements. As of December 31, 2001, the Company does not have any derivative instruments.

In 2000, the Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views on the application of generally accepted accounting principles to revenue recognition. There was no material impact upon the consolidated financial statements as a result of this adoption.

In June 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in business combinations occurring prior to June 30, 2001, will cease upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS No 142, goodwill and other intangibles are

                         MERISEL, INC. AND SUBSIDIARIES
initially assessed for impairment upon adoption of the statement, with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired and with any corresponding write-downs recognized as necessary.

The adoption of SFAS No. 141 did not have a significant impact on the Company's consolidated financial position or results of operations. The Company is required to adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The Company does not believe that this statement will have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and
(b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement will be adopted as required in fiscal year 2002. The Company is currently assessing, but has not yet determined, the impact this statement will have on its consolidated financial statements.

Revenue Recognition, Returns and Sales Incentives--The Company recognizes revenue from software licensing sales as licenses are issued and/or products are shipped. The Company, subject to certain limitations, permits its customers to return products and to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs that, among other things, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon the volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's vendors. The costs of customer incentive programs are accrued concurrently with the recognition of revenue.

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. The Company invests excess cash in interest-bearing accounts. Interest expense for 2001, 2000 and 1999 is net of interest income of $1,881,000, $3,400,000 and $1,804,000, respectively.

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

                         MERISEL, INC. AND SUBSIDIARIES

Concentration of Credit Risk-- Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests its excess cash with high-quality financial institutions and actively evaluates the creditworthiness of the financial institutions with which it conducts business. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses; however, credit risk with respect to trade accounts receivable is currently a significant risk to the Company. At December 31, 2001, the Company's two largest customers represented 40%, or $3,930,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the December 31, 2001 accounts receivable balance. However, these two customers experienced significant financial difficulties during the recent economic downturn and the Company believes that the risk of collection of future receivables from these customers is significant. The Company believes that these two customers are substantially dependent on new purchases of software licenses in order to generate cash to sustain their businesses and that given their deteriorated financial condition, the Company may be the only available source for them to obtain new software licenses. Therefore, the Company believes that if it discontinued selling new licenses to these customers, the risk of collection of receivables from these two customers may increase substantially.

Fair Values of Financial Instruments--The fair values of financial instruments, other than long-term debt, closely approximate their carrying value because of their short-term nature. The estimated fair value of long-term debt including current maturities, based on reference to quoted market prices, was less than its carrying value by approximately $2,872,000 as of December 31, 2000. There was no long-term debt outstanding as of December 31, 2001.

Foreign Currency Translation--Assets and liabilities of Merisel Canada are translated into United States dollars at the exchange rate in effect at the close of the period. Revenues and expenses are translated at the average exchange rate during the period. The aggregate effect of translating the financial statements at the above rates is included in a separate component of stockholders' equity entitled accumulated other comprehensive loss. As previously stated, effective July 28, 2001, the Company completed the sale of Merisel Canada. In the second quarter of 2001, the Company recorded an impairment charge equal to the entire translation adjustment in anticipation of the sale of Merisel Canada.

Foreign Exchange Instruments--At December 31, 2001, the Company has no foreign exchange instruments outstanding. Prior to the sale of Merisel Canada, the Company's use of derivatives was limited to the purchase of spot and forward foreign currency exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchased forward Canadian and U.S. dollar contracts to hedge short-term advances to Merisel Canada and to hedge commitments to acquire inventory for sale and did not use the contracts for trading purposes. As of December 31, 2000, there were approximately $22,000,000 in outstanding foreign exchange contracts. In 1999, 2000, and 2001, the Company recorded net foreign currency transaction losses of $264,000, $946,000 and $229,000, respectively. These amounts are included in other expense.

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

                         MERISEL, INC. AND SUBSIDIARIES

3. Restructuring Charges

During 2001 the Company adjusted the restructuring charges previously taken in relation to the wind-down of its U.S. distribution business (excluding software licensing) by $102,000. The adjustment is primarily due to $569,000 of favorable settlements reached with lessors of disposed facilities, net of $467,000 of additional charges related to severance costs associated with six employees.

On December 14, 2000, the Company announced its plan to wind down virtually all of its U.S. distribution business. Pursuant to this plan, the Company recorded a restructuring charge of $6,672,000, of which $600,000 relates to Optisel and has been reported as discontinued operations. Approximately $921,000 of the charge consists of severance costs and $5,151,000 relates to lease termination and facility closures for all but two of the Company's United States locations.

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

During the fourth quarter of 1999, the Company announced that, in connection with the combination of its U.S. and Canadian distribution businesses, it would reduce its workforce by approximately 400 full-time positions. The planned reduction, which was effective in January 2000, was accomplished through the elimination of duplicative positions in marketing, product and inventory management, and sales under the then newly formed North American distribution business unit, and by the realignment of finance and administrative functions. As a result, the Company recorded a restructuring charge of $3,200,000 in the fourth quarter of 1999 that primarily consisted of termination benefits including severance pay and outplacement services to be provided to those employees that were involuntarily affected by the reduction in workforce.

As of December 31, 2001, $5,360,000 of total restructuring costs had not been paid and was included in accrued liabilities on the balance sheet. The following tables display the activity and balances of the restructuring reserve account from December 31, 1999 to December 31, 2001:

                                  December 31,           Net
                                      2000             Charges                          December 31, 2001
                                    Balance           (Benefit)          Payments           Balance
                                ----------------- ------------------- ---------------- -------------------
Type of cost:
Severance and related costs             5,443               467             (4,734)            1,176
Facility, lease and other               7,929              (569)            (3,176)            4,184
                                ----------------- ------------------- ---------------- -------------------
Total                                  13,372              (102)            (7,910)            5,360
                                ================= =================== ================ ===================

                                  December 31,
                                      1999               Net                           December 31, 2000
                                    Balance            Charges           Payments           Balance
                                ----------------- ------------------- ---------------- -------------------
Type of cost:
Severance and related costs             2,740             8,019             (5,316)            5,443
Facility, lease and other                 460             9,017             (1,548)            7,929
                                ----------------- ------------------- ---------------- -------------------
Total                                   3,200            17,036             (6,864)           13,372
                                ================= =================== ================ ===================


                         MERISEL, INC. AND SUBSIDIARIES

4. Impairment Losses

Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada. The purchase price was CDN$30.0 million, of which CDN$1.0 million is deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing. As a result of the pending sale of Merisel Canada, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment. Based on this review, the Company recorded an impairment charge of $29.4 million as of June 30, 2001. The impairment charge includes $13.0 million for the SAP operating system, $8.9 million for the Company's foreign translation adjustment, $3.6 million for the unamortized goodwill attributable to Merisel Canada, and $3.9 million related to various other assets. During the fourth quarter of 2001, the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2.0 million to the Company, which is recorded as a $1.3 million adjustment to the impairment charge previously recorded in the second quarter of 2001.

As a result of the pending sale of an office building located in Cary, North Carolina, the Company reviewed the carrying value on its books to determine if there had been any impairment. Based on this review, the Company recorded an impairment charge of $288,000 in the fourth quarter of 2001 to adjust the carrying value of the building to the estimated selling price, less estimated selling expenses.

As a result of the Company's decision to wind down its U.S. distribution business excluding software licensing and the sale of MOCA during the fourth quarter of 2000, at the end of 2000 the Company's Canadian distribution and software licensing businesses represented the only significant on-going businesses utilizing the Company's SAP operating system ("SAP"). The carrying value of SAP was greater than the estimated undiscounted operating cash flows expected to result from these ongoing businesses over the remaining expected life of SAP. As such, in 2000 the Company recorded an impairment charge of $20,808,000 to adjust SAP to its estimated fair market value using a discounted cash flow model.

In each of the quarters ended September 30, 2000 and December 31, 2000, the Company announced restructuring plans that significantly reduced its facilities and workforce. In relation to this, the Company evaluated the fixed asset investments that supported these former facilities and personnel and recorded a $12,538,000 impairment charge related to redundant and no longer used assets. A $3,800,000 impairment charge was also recorded in 1999 related to redundant and no longer used assets pursuant to a restructuring plan announced in the fourth quarter of 1999.

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

5. Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale to Arrow of its MOCA business unit, a distributor of Sun Microsystems products. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179.8 million of which approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price the Company realized a gain, net of costs associated with the sale, of approximately $25.2 million. In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.3 million, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36.3 million.

                         MERISEL, INC. AND SUBSIDIARIES

Through Optisel, in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel has not generated any significant revenue except under these two transition services agreements. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001.

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and the discontinuance of Optisel's operations and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of the MOCA and Optisel businesses. The net operating results, net assets and net cash flows of these businesses have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

Summarized financial information for the discontinued operations is as follows:

                                                                1999       2000 (1)           2001
                                                      --------------- -------------- --------------

Net Sales                                                   $957,283       $797,771        $10,538
Cost of Sales                                                901,532        745,154          5,757
                                                      --------------- -------------- --------------

Gross Profit                                                  55,751         52,617          4,781

Selling, General & Administrative Expenses                    23,481         26,752         11,133
                                                      --------------- -------------- --------------

Operating Income (loss)                                       32,270         25,865        (6,352)

Other Expense                                                  7,036          7,326
                                                      --------------- -------------- --------------

Net Income (loss)                                            $25,234        $18,539       ($6,352)
                                                      =============== ============== ==============


(1) Data for 2000 reflects operations of the MOCA business from January through October and of the Optisel business from November through December.


                                                         At December 31,      At December 31,
                                                               2000                2001
                                                               ----                ----

Current Assets                                                  $253                 $802
Total Assets                                                   2,828                  802
Current Liabilities                                            1,618                2,635
Total Liabilities                                              1,618                2,635
Net assets of discontinued operations                          2,828                  802


                         MERISEL, INC. AND SUBSIDIARIES

6. Extraordinary Gain on Debt Extinguishment

In thirteen separate transactions during 2000, the Company purchased $101,197,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2005 (the "12.5% Notes"). The aggregate cost to purchase the 12.5% Notes was $50,982,000 and, as a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of $49,003,000 in the year ended December 31, 2000.

In the first quarter of 2001, the Company purchased or redeemed the remaining $23,803,000 principal amount of 12.5% Notes outstanding at an aggregate purchase price of $20,931,000, resulting in an extraordinary gain of $2,872,000. As a result, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged.

7.  Preferred Stock

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.4% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the "Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Accrued dividends of $677,000 and $1,969,000 were recorded as of December 31, 2000 and 2001, respectively.

At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred do not have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

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

Under an agreement that was terminated on November 3, 2000, the Company's wholly owned subsidiary Merisel Americas sold trade receivables on an ongoing basis to its wholly owned subsidiary Merisel Capital Funding, Inc. ("Merisel Capital Funding"). Pursuant to an agreement with a securitization company (the "Receivables Purchase and Servicing Agreement"), Merisel Capital Funding, in turn, sold such receivables to the securitization company on an ongoing basis. Merisel Capital Funding's sole business was the purchase of trade receivables from Merisel Americas and Merisel Open Computing Alliance, Inc., upon the commencement of MOCA's operations as a separate subsidiary on April 3, 2000.

Under the securitization facilities, the receivables were sold at face value with payment of a portion of the purchase price being deferred. As of December 31, 2000, the total amount outstanding under these agreements was $46,941,000. As of December 31, 2001 all asset securitization agreements were terminated and no amounts were outstanding. Fees incurred in connection with the sale of accounts receivable under these agreements for the years ended December 31, 2001, 2000 and 1999 were $206,000, $11,948,000 and $19,744,000, respectively, and are recorded as other expense.

                         MERISEL, INC. AND SUBSIDIARIES

9. Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                          Estimated
                                                            Useful
                                                             Life            December 31,
                                                          (in Years)
                                                                      ----------------------------
                                                                         2000            2001
                                                                      ------------   -------------
     Land...............................................              $     883      $     883
     Buildings..........................................      20          3,331          3,043
     Equipment and computer hardware and software.......    3 to 7       76,701             95
     Furniture and fixtures.............................    3 to 5        6,993             27
     Leasehold improvements.............................    3 to 20       5,088
     Construction in progress...........................                    253
                                                                      ------------   -------------
     Total..............................................                 93,249          4,048
     Less accumulated depreciation and amortization.....                (68,770)          (630)
                                                                      ------------   -------------
     Property and equipment, net........................              $  24,479         $3,418
                                                                      ============   =============

10. Income Taxes

The components of income (loss) from continuing operations before income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                       1999          2000           2001
                                                    -----------  ------------- -------------
     Domestic...............................       $    (86,499) $   (168,020) $    (19,603)
     Foreign................................                856       (19,867)           59
                                                    -----------  ------------- -------------
     Total..................................       $    (85,643) $   (187,887) $    (19,544)
                                                    ===========  ============= =============


The provision for income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                         1999          2000         2001
                                                    -----------  ------------- -------------
     Current:
          State..................................    $      457   $       302  $       148
          Foreign................................           531           284          297
                                                    -----------  ------------- -------------
          Total Current..........................           988           586          445
                                                    -----------  ------------- -------------
     Deferred:
          Foreign................................           (49)           34
                                                    -----------  ------------- -------------
          Total deferred.........................           (49)           34
                                                    -----------  ------------- -------------
          Total provision........................    $      939   $       620  $       445
                                                    ===========  ============= =============

                         MERISEL, INC. AND SUBSIDIARIES

Deferred income tax liabilities and assets were comprised of the following (in thousands):

                                                                        December 31,
                                                                     2000          2001
                                                                   --------      --------
          Net operating loss..........................           $    91,724   $    96,059
          Expense accruals............................                45,556        11,252
          State taxes.................................                   904
          Property and goodwill.......................               (12,208)        1,600
                                                                   ---------      --------
                                                                     125,976       108,911
          Valuation allowances........................              (125,096)     (108,911)
                                                                   ---------      --------
               Total..................................           $       880   $         0
                                                                   =========      ========
     Net deferred tax asset...........................           $       880   $         0
                                                                   =========      ========


The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

                                                                              For the Years Ended
                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                      1999             2000            2001
                                                                   ------------    -------------    -----------
     Statutory rate..............................................     (35.0)%         (35.0)%          (35.0)%
     Change in valuation allowance...............................      35.8            34.5             25.2
     State income taxes, less effect of federal deduction........        .4              .6               .5
     Goodwill amortization.......................................        .4              .3
     Foreign rate differential...................................        .1                              1.5
     Capital asset basis differential............................                                       (7.7)
     Expiration and limitation of NOL's..........................                                       12.8
     Utilization of net operating losses.........................       (.6)
     Other.......................................................                       (.1)             5.0
                                                                   ------------    -------------    -----------
     Effective tax rate..........................................       1.1%             .3%             2.3%
                                                                   ============    =============    ===========


In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company's ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company's equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company has adjusted its deferred tax asset to reflect the estimated limitation. At December 31, 2000 and 2001, the Company had available U.S. Federal net operating loss carryforwards of $216,616,000 and $250,717,000, after adjusting for the estimated limitation, which expire at various dates beginning December 31, 2012. As of December 31, 2001, $81,932,000 of the net operating loss carryforwards is restricted as a result of the ownership change and $168,785,000 is not. The restricted net operating loss is limited to $7,476,000 per year. The Company has certain state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

 11. Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases. Future minimum rental payments under leases that have initial or remaining noncancelable lease terms in excess of one year are $269,000 in 2002, $269,000 in 2003 and $224,000 in 2004. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 1999, 2000 and 2001 was $10,177,000, $7,835,000 and $3,221,000, respectively.

                         MERISEL, INC. AND SUBSIDIARIES

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. In addition, over the last several years the Company has disposed of a number of businesses, including all of its operations outside the United States, many of which had obligations that had been guaranteed by the Company. In connection with those dispositions, the Company sought either to have any guarantees released or to be indemnified against any liabilities under guarantees. The Company may not have identified all guarantees to be released and, in at least one instance, the indemnification provided to the Company is no longer of any value. The Company believes that, largely because of the passage of time, its exposure to liability under these guarantees is not significant.

12. Employee Stock Options and Benefit Plans

On December 19, 1997, the Company's stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the"Stock Award and Incentive Plan"). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company's other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At December 31, 2001, 584,479 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then-market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of December 31, 2001, 12,040 options, including 1,000 options issued to non-employee Directors, remain outstanding under the Company's other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company's 1992 Stock Option Plan for Non-Employee Directors. During 1999, the Company issued 51,500 restricted stock units to certain employees under the Stock Award and Incentive Plan. As of December 31, 2001, there were 4,500 restricted stock units outstanding. Each restricted stock unit represents the right to receive one share of common stock of the Company at no cost to the employee. The restricted stock units cliff vest after three years with provisions for accelerated vesting in the event certain operating performance targets are met. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, totaled $135,000 and is being amortized over the related three-year vesting period. Upon the attainment of the performance criteria specified, the remaining compensation expense for the units will be recognized by the Company in full. During 1999, 2000 and 2001 the Company recorded approximately $100,000, $22,000 and $13,000 of compensation expense related to the restricted stock units outstanding. The

                         MERISEL, INC. AND SUBSIDIARIES
following summarizes the aggregate activity in all of the Company's plans for the three years ended December 31, 2001:

                                       1999                              2000                            2001
                            ----------------------------      ----------------------------   -----------------------------
                                              Weighted                       Weighted                           Weighted
                                              Average                         Average                           Average
                               Shares       Exer. Price         Shares      Exer. Price          Shares       Exer. Price
                            -------------  --------------     ----------  ---------------     ------------  ----------------
Outstanding at
   Beginning of year           594,715              37.90        549,410           34.40         363,183             31.87
Granted                         69,125               5.20        170,350           21.32          25,000              2.00
Exercised                         (615)             20.10         (3,025)          19.83
Canceled                      (113,815)             35.00       (353,552)          30.75        (183,218)            33.16
                            -------------                     ----------                      ------------
Outstanding at end
   of year                     549,410              34.40        363,183           31.87         204,965             27.17
                            -------------                     ----------                      ------------
Options exercisable at
year end                       307,651                           236,457                         164,497
                            -------------                     ----------                      ------------
Weighted average fair
   value  at date of grant
   of options  granted
   during the year              $16.10                            $11.73                           $1.47
                            -------------                     ----------                      ------------

The following table summarizes information about stock options outstanding at December 31, 2001:

                                        Options Outstanding                        Options Exercisable

                            --------------------------------------------   ------------------------------------
                                               Weighted
                                                Average      Weighted                             Weighted
                                 Number        Remaining     Average             Number           Average
         Range of             Outstanding        Life        Exercise         Exercisable         Exercise
      Exercise Prices         at 12/31/01      In Years       Price           at 12/31/01          Price
--------------------------   --------------    --------     ----------       -------------        -----------
     $113.7500 to $113.7500              200       1          $113.7500                   200        $113.7500
     $117.5000 to $117.5000              200       2          $117.5000                   200        $117.5000
     $150.0000 to $150.0000              200       3          $150.0000                   200        $150.0000
       $58.7500 to $58.7500              200       4           $58.7500                   200         $58.7500
       $18.7500 to $19.3750            1,400       5           $19.2857                 1,400         $19.2857
       $16.2500 to $43.1000          128,390       6           $35.3770               128,390         $35.3770
       $40.6000 to $40.6000              375       7           $40.6000                   282         $40.6000
       $17.5000 to $22.1880           44,500       9           $19.0276                33,625         $18.0054
         $2.0000 to $2.0000           25,000      10            $2.0000                     0          $0.0000
                              --------------                                 ----------------
       $2.0000 to $150.0000          200,465                                          164,497
                              ==============                                 ================

    Restricted Stock Units:
         $0.0000                       4,500
                            -----------------
    Total Stock Equivalents          204,965                                          164,497
                            =================                                 ================

                         MERISEL, INC. AND SUBSIDIARIES

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been adjusted to the pro forma amounts indicated below:

                                                        (In thousands, except per share amounts)
                                                           1999           2000          2001
                                                        -----------    ----------      ----------
   Net income (loss) - As Reported                         $(61,168)     $(95,787)        $12,781
   Net income (loss) - Pro Forma                           $(61,249)     $(95,894)        $12,676

   Net income (loss) Per Share (Basic & Diluted)
   As Reported                                               $(7.62)      $(12.01)          $1.44
   Pro Forma                                                 $(7.63)      $(12.02)          $1.42


The fair value of each option granted during 1999, 2000 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            1999              2000             2001
                                                          -----------       --------          ----------
  Expected life                                               5.0              5.0               5.0
  Expected volatility                                        76.78%           89.18%            95.77%
  Risk-free interest rate                                     5.81%            6.34%             3.47%
  Dividend Yield                                              0.00%            0.00%             0.00%



The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $1,250,000, $840,070 and $154,000 to the plan during the years ended December 31, 1999, 2000 and 2001, respectively. The contributions to the 401(k) plan were in the form of cash, which prior to the second quarter of 2001 was used to purchase shares of the Company's common stock on the open market.

13. Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS 131, the Company had determined it had four operating segments: the United States distribution segment, the Canadian distribution segment, Optisel and MOCA. As described in Note 5, effective October 27, 2000, the Company completed the sale of its MOCA business segment and effective in the fourth quarter of 2001 the Company discontinued its Optisel business. MOCA and Optisel have been treated as discontinued operations in the accompanying financial statements. The segment data included below has been restated to exclude amounts related to the MOCA and Optisel business units.

In accordance with SFAS 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports.




                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                2001
                                                           (in thousands)
                                       --------------------------------------------------------
                                            US         Canada      Eliminations      Total
                                       ------------- ------------ --------------- -------------
Net sales to external customers           $40,371      $295,682                     $336,053
Depreciation and amortization               2,805         2,255                        5,060
Operating income (loss)                     6,290       (27,225)                     (20,935)
Non current assets                          3,509                                      3,509
Total segment assets                       68,955                                     68,955
Capital expenditures                                        114                          114



                                                                2000
                                                           (in thousands)
                                       --------------------------------------------------------
                                            US         Canada      Eliminations      Total
                                       ------------- ------------ --------------- -------------
Net sales to external customers        $1,431,726      $660,216                   $2,091,942
Depreciation and amortization              17,588         1,502                       19,090
Operating loss                           (158,235)      (13,950)                    (172,185)
Non current assets                          7,968        20,512                       28,480
Total segment assets                       69,827       108,454                      178,281
Capital expenditures                        1,701           152                        1,853



                                                                1999
                                                           (in thousands)
                                       --------------------------------------------------------
                                            US         Canada      Eliminations      Total
                                       ------------- ------------ --------------- -------------
Net sales to external customers        $3,305,026      $926,370                   $4,231,396
Depreciation and amortization              20,364         1,751                       22,115
Operating income (loss)                   (54,787)        9,099                      (45,688)
Non current assets                        100,443         7,654                      108,097
Total segment assets                    1,105,180       185,959     (554,933)        736,206
Capital expenditures                       27,910         1,103                       29,013



                         MERISEL, INC. AND SUBSIDIARIES

14.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the "treasury stock" method.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein:

                                                                  (in thousands)
                                                               For the Years Ended
                                                                   December 31,
Weighted average shares outstanding                          1999         2000        2001
-----------------------------------                          ----         ----        ----
Basic and diluted                                           8,028        8,031       7,989
                                                        ========== ============ ===========





                                                        1999            2000            2001
                                                   --------------- --------------- ---------------
Loss from continuing operations                       $(86,402)       $(188,507)        (19,989)
Preferred stock dividends                                                  (677)         (1,292)
                                                   --------------- --------------- ---------------
Loss available to common stockholders                  (86,402)        (188,514)        (21,281)
Income (loss) from discontinued operations              25,234           18,539          (6,352)
Gain on sale of discontinued operations                                  25,178          36,250
Extraordinary gain on extinguishment of debt                             49,003           2,872
                                                   --------------- --------------- ---------------
Net income (loss) available to common
  Stockholders                                        $(61,168)        $(96,464)        $11,489
                                                   =============== =============== ===============

                         MERISEL, INC. AND SUBSIDIARIES

15. Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the fiscal years 2000 and 2001 is presented below (in thousands, except per share amounts):

                                                                                     2000
                                                        ---------------------------------------------------------------
                                                            March 31          June 30     September 30   December 31
                                                          ------------       ---------   -------------  -------------
     Net sales...................................             $904,565          $628,283      $399,480     $159,614
     Gross profit................................               39,423            25,344           419        7,782
     Loss from continuing operations.............              (21,166)          (47,737)      (57,474)     (62,130)
     Discontinued operations:....................
        Income (loss) from discontinued operations               7,719             9,183         3,228       (1,591)
        Gain on sale of discontinued operations..                                                            25,178
     Loss before extraordinary gain..............              (13,447)          (38,554)      (54,246)     (38,543)
     Extraordinary gain..........................                                 21,656        10,514       16,833
     Net loss....................................              (13,447)          (16,898)      (43,732)     (21,710)

     Loss from continuing operations                             (2.64)            (5.94)        (7.11)      (7.77)
     Discontinued operations:....................
        Income (loss) from discontinued operations                0.96              1.14          0.40       (0.20)
        Gain on sale of discontinued operations..                                                             3.14
     Extraordinary gain..........................                                   2.70          1.31        2.10
     Net loss....................................                (1.67)            (2.10)        (5.40)      (2.73)


                                                                                     2001
                                                        ---------------------------------------------------------------
                                                            March 31          June 30     September 30   December 31
                                                          ------------       ---------   -------------  -------------
     Net sales...................................             $162,662          $116,684       $42,199      $14,508
     Gross profit................................                9,164            16,577         4,337        1,969
     Income (loss) from continuing operations....               (9,696)          (24,093)          912       12,888
     Discontinued operations:....................
        Income (loss) from discontinued operations              (3,095)              177           371       (3,805)
        Gain on sale of discontinued operations..               36,250
     Income (loss) before extraordinary gain.....               23,459           (23,915)        1,282        9,083
     Extraordinary gain..........................                2,872
     Net income (loss)...........................               26,331           (23,915)        1,282        9,083

     Income (loss) from continuing operations                    (1.25)            (3.04)          .07        1.59
     Discontinued operations:....................
        Income (loss) from discontinued operations                (.39)              .02           .05        (.48)
        Gain on sale of discontinued operations..                 4.51
     Extraordinary gain..........................                  .36
     Net income (loss)...........................                 3.24             (3.02)          .12        1.11


In the second quarter of 2000, the Company recorded a $19,487,000 impairment charge related to goodwill. In the third quarter of 2000, the Company recorded an asset impairment charge of $9,859,000 and a restructuring charge of $10,964,000 related to the restructuring of its operations. In the fourth quarter or 2000, the Company recorded an asset impairment charge of $23,487,000 and a restructuring charge related to the wind-down of its U.S. distribution business (excluding software licensing) of $6,672,000, of which $600,000 relates to Optisel and has been reported as discontinued operations.

In the second quarter of 2001, the Company recorded a $29,416,000 impairment charge related to the sale of Merisel Canada and a restructuring charge of $2,325,000 related to reductions in force in the Optisel business. In the fourth quarter of 2001,

                         MERISEL, INC. AND SUBSIDIARIES
the Company recorded a $288,000 impairment charge related to a building owned in Cary, North Carolina and transferred $2,291,000 of previously recorded restructuring charges to the discontinued operations of the Optisel business.

During the fourth quarter of 2001, the Company reduced its allowance for doubtful accounts by $2,601,000. (see "Risks and Uncertainities" in Note 1 - "Summary of Significant Accounting Policies").

Additionally, in the fourth quarter of 2001, the Company settled and/or reviewed certain matters related to its U.S. distribution business (excluding software licensing), resulting in an aggregate adjustment of $7,565,000 to previously established reserves. Of this amount, $1,025,000 related to settlements reached with product vendors, and is a reflected as a reduction of cost of sales. $6,540,000 related to favorable settlements or collections experienced with vendors and customers of the Company's U.S. hardware distribution business and is reflected as a reduction of selling, general and administrative expenses.




                                   SCHEDULE II

                          MERISEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                         DECEMBER 31, 1999, 2000 AND 2001

                                              Balance at     Charged to                       Balance at
                                             December 31,    Costs and                        December 31,
                                                1998          Expenses        Deductions          1999
                                            -------------- --------------- -------------- ---------------
Accounts receivable--Doubtful accounts.....     $15,812,000     $14,442,000    $21,740,000      $8,514,000
Accounts receivable--Other (1).............       1,560,000      15,427,000     12,527,000       4,460,000

                                              Balance at      Charged to                      Balance at
                                             December 31,     Costs and                       December 31,
                                                1999          Expenses        Deductions         2000
                                            -------------- --------------- -------------- ---------------
Accounts receivable--Doubtful accounts.....      $8,514,000     $38,991,000    $25,512,000     $21,993,000
Accounts receivable--Other (1).............       4,460,000       4,725,000      5,960,000       3,225,000

                                              Balance at     Charged to                       Balance at
                                             December 31,     Costs and                       December 31,
                                                2000          Expenses       Deductions          2001
                                            -------------- --------------- -------------- ---------------
Accounts receivable--Doubtful accounts.....     $21,993,000    ($7,774,000)    $13,665,000        $554,000
Accounts receivable--Other (1).............       3,225,000                      3,076,000         149,000



(1) Accounts receivable--Other includes allowances for net sales returns, uncollectible cooperative advertising credits and notes receivable.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item will be filed by amendment to this form 10-K with the Securities and Exchange Commission on or before April 28, 2002.

Item 11.  Executive Compensation.

The information required by this item will be filed by amendment to this form 10-K with the Securities and Exchange Commission on or before April 28, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be filed by amendment to this form 10-K with the Securities and Exchange Commission on or before April 28, 2002.

Item 13.  Certain Relationships and Related Transactions.

The information required by this will be filed by amendment to this form 10-K with the Securities and Exchange Commission on or before April 28, 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)    List of documents filed as part of this Report:

         (1)  Financial Statements included in Item 8:

              Independent Auditors' Report.

              Consolidated Balance Sheets at December 31, 2000 and 2001.

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001.

              Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2001.

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.

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

         (b) The Following Reports on Form 8-K were filed during the quarter ended December 31, 2001:

         None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002               MERISEL, INC.



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

             Signature                                          Title                                   Date
        --------------------                            -----------------------                 ------------------



/s/Allyson Vanderford                                  Vice President-Finance                      March 29, 2002
------------------------------------               (Principal Accounting Officer)
Allyson Vanderford

/s/Albert J. Fitzgibbons III                                  Director                             March 29, 2002
------------------------------------
Albert J. Fitzgibbons III


/s/Bradley J. Hoecker                                         Director                             March 29, 2002
------------------------------------
Bradley J. Hoecker


/s/Timothy N. Jenson                                          Director                             March 29, 2002
------------------------------------
Timothy N. Jenson


/s/Dr. Arnold Miller                                          Director                             March 29, 2002
------------------------------------
Dr. Arnold Miller



/s/Lawrence J. Schoenberg                                     Director                             March 29, 2002
------------------------------------
Lawrence J. Schoenberg


                                  EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of Merisel, Inc., filed as an exhibit to the Form S-1 Registration Statement of Softsel Computer Products, Inc., No. 33-23700.**

3.2 Amendment to Certificate of Incorporation of Merisel, Inc. dated August 22, 1990, filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.**

3.3 Amendment to Certificate of Incorporation of Merisel, Inc. dated December 19, 1997, filed as Annex I to the Company's Schedule 14A dated October 6, 1997.**

3.4 Certificate of Amendment to the Restated Certificate of Incorporation of Merisel, Inc. dated February 13, 2001.

3.5 Bylaws, as amended, of Merisel, Inc, filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.**

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

*10.6 Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

*10.7 Form of Restricted Stock Unit Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended January 1, 2000.**

*10.8    Deferred  Compensation  Agreement  between  Merisel,  Inc. and Timothy
         N. Jenson dated September 18, 2001, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 31, 2001. **

*10.9 Amendment to Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated December 18, 2001.

*10.10 Retention Agreement dated as of April 1, 2001 between Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson, filed as exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000.**

*10.11 Promissory Note dated March 17, 1999 between Timothy N. Jenson and Merisel, Inc., filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1999.**

*10.12 Bonus Agreement dated as of August 10, 2000 between Merisel Americas, Inc. and Timothy N. Jenson, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.**

*10.13 Change of Control Agreement dated as of August 18, 1999 between Merisel, Inc., Merisel Americas, Inc. and Karen A. Tallman, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

*10.14 Retention Agreement dated August 10, 2000 between Merisel Americas, Inc. and Karen Tallman, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.**

*10.15 Change of Control Agreement dated as of April 27, 2000 between Merisel, Inc., Merisel Americas, Inc. and Allyson Vanderford, filed as exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. **

*10.16 Severance Agreement dated as of December 21, 2000 between Merisel Americas, Inc. and Allyson Vanderford, filed as exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. **


 10.17 Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, L.L.C, filed as exhibit 99.4 to the Company's Current Report on Form 8-K, dated September 19, 1997.**

21       Subsidiaries of the Registrant.

23       Consent of Deloitte & Touche LLP, Independent Accountants.
--------
*Management contract or executive compensation plan or arrangement. **Incorporated by reference.