Form 10-K/A
period 2001-12-31
MERISEL INC /DE/
filed 2002-04-29
CIK 724941

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 25, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the NASDAQ National Market System was $9,738,278 (2,631,967 shares at a closing price of $3.70).

     As of April 25, 2002, the Registrant had 7,823,675 shares of Common Stock outstanding.

                       Documents Incorporated By Reference
                                      None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Directors

         The age, business experience, principal occupations and employment during at least the last five years of each of the Company's directors are set forth below.

         Albert J. Fitzgibbons III, 56. Mr. Fitzgibbons has been a member of the Board of Directors since December 1997 as a Class I director, and his term extends through the Company's 2004 annual meeting of stockholders. Mr. Fitzgibbons is a Partner and a Director of Stonington Partners, Inc.
("Stonington"), a position that he has held since 1993, and a Partner and a Director of Stonington Partners, Inc., II ("Stonington II"). He served as a Director of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm associated with Merrill Lynch & Co. ("ML&C"), from 1988 to May 2001 and a Consultant to MLCP from 1994 to December 2000. He was a Partner of MLCP from 1993 to 1994 and Executive Vice President of MLCP from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of ML&C from 1978 to July 1994.

         Bradley J. Hoecker, 40. Mr. Hoecker has been a member of the Board of Directors since December 1997 as a Class II director, and his term extends through the Company's 2002 annual meeting of stockholders. Mr. Hoecker is a Partner and Director of Stonington and a Partner and Director of Stonington II. Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington since 1993. He was a Consultant to MLCP from 1994 to December 2000 and was an Associate in the Investment Banking Division of MLCP from 1989 to 1993.

         Timothy N. Jenson, 43. Mr. Jenson joined the Company in 1993 as Vice President and Treasurer and was elected Senior Vice President - Finance in 1998. Mr. Jenson became Chief Financial Officer in August 1998 and was elected Executive Vice President in January 2001. Mr. Jenson was appointed Chief Executive Officer and President in April 2002. Also in April 2002, Mr. Jenson was elected to the Board of Directors as a Class III director, with a term extending through the Company's 2003 annual meeting of stockholders. From 1989 to 1993, Mr. Jenson served as Vice President at Citicorp North America, Inc. where he provided financial services, banking products and advisory services to multinational companies, including the Company. Previously, Mr. Jenson served as Vice President of Corporate Banking at Bank of America for five years.

         Dr. Arnold Miller, 73. Dr. Miller was elected to the Board of Directors in August 1989 as a Class II director, and his term extends through the Company's 2002 annual meeting of stockholders. Since its formation in 1987, he has been President of Technology Strategy Group, a consulting firm organized to assist businesses and government in the fields of corporate strategy development, international technology transfer and joint ventures, as well as business operations support. Prior to forming Technology Strategy Group, Dr. Miller was employed at Xerox Corporation, a computer products and information services company, for 14 years, where his most recent position was Corporate Vice President with responsibility for worldwide electronics operations.

         Lawrence J. Schoenberg, 69. Mr. Schoenberg was elected to the Board of Directors following the acquisition by the Company of Microamerica, Inc. ("Microamerica") in April 1990. He is a Class I director, with a term of office extending through the Company's 2004 annual meeting of stockholders. Mr. Schoenberg had previously served as a director of Microamerica from 1983 to April 1990. From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS Computers, Inc. ("AGS"), a computer software company. From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS. Mr. Schoenberg retired from AGS in 1992. He is also a director of Sungard Data Services, Inc., Government Technology Services, Inc. and Cellular Technology Services, Inc.

Executive Officers

         Executive officers of the Company serve at the discretion of the board of directors. Set forth below is the age and a brief description of the business experience for the previous five years of all executive officers except those who are also directors.

         Traci Barnett, 42. Ms. Barnett joined the Company in April 2001 as its Vice President, Sales and Marketing. From 2000 to 2001, Ms. Barnett was employed by WhatZnew.com, an internet computer products reseller, as its Senior Vice President of Sales. From 1992 to 2000, Ms. Barnett was employed by Ingram Micro where she held various positions including Director, Sales and Director, Product Management.

         Karen A. Tallman, 45. Ms. Tallman joined the Company June 1997 as Vice President, General Counsel and Secretary. Ms. Tallman was appointed Senior Vice President in April 2001. From 1992 to 1997, Ms. Tallman was employed by CB Commercial Real Estate Group, Inc., most recently in the positions of Vice President, Secretary and Senior Counsel. Previously, Ms. Tallman was a corporate attorney for nine years at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Allyson Vanderford, 33. Ms. Vanderford joined the Company in April 1998 as manager of financial planning and analysis. In December 1999 she was promoted to the position of Director of financial planning and analysis and in April 2001, she was appointed Vice President, Finance and Treasurer. From 1995 to 1998, Ms. Vanderford was employed by the auditing firm of Deloitte & Touche, LLP where she held the positions of staff accountant and senior accountant. From 1992 to 1995, Ms. Vanderford was employed by the Company. During such time Ms. Vanderford held various positions, including Senior Staff Accountant and General Accounting Supervisor.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all such reports they file. Based on its review of the copies of such reports received by it and on written representations from such persons, the Company believes that, during 2001, all filing requirements applicable to its directors and executive officers were complied with, except Ms. Barnett inadvertently failed to timely file a Form 4 reporting the purchase of 500 shares of Common Stock of the Company. In addition, Ms. Tallman inadvertently failed to timely file a Form 5 reporting the purchase of 7,965 shares through her 401(k) account, although her ownership of such shares had been previously reported on a Form 4.

Item 11.  Executive Compensation.

         Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the persons who served as Chief Executive Officer of the Company during 2001, the four other most highly compensated executive officers of the Company in 2001 and one executive officer of the Company for whom disclosure would have been provided had he been an executive officer of the Company as of December 31, 2001.

                                                                               Long Term
                                                                        Compensation Awards(1)         All Other
 Name and                                  Annual Compensation     Restricted Stock                   Compensation
 Principal Position            Year        Salary($) Bonus($)      Awards($)(2)   SARs/Options(#)        ($)(3)
 ------------------            ----        ------------------      ------------------------------        ------
 Timothy N. Jenson           2001         373,077    300,000(4)           -0-               -0-            70,100
   Chief Executive Officer,  2000(5)      298,076       125,000           -0-            10,000            12,367
   President and Assistant   1999         272,115           -0-           -0-               -0-             4,800
   Secretary

 Karen A. Tallman            2001         200,000       100,000           -0-               -0-             4,615
   Senior Vice President,    2000         196,153         3,110           -0-             1,000             5,100
   General Counsel and       1999         185,000         3,399        16,875               -0-             4,800
   Secretary


 Ranny Thompson (6)          2001         137,923        30,000           -0-               -0-             4,545
   Vice President,           2000         133,480        10,939           -0-             1,000             4,332
   Administration and        1999         113,831        10,008           -0-               -0-             3,715
   Operations

 Allyson Vanderford          2001         114,230        25,000           -0-               -0-             2,515
   Vice President,           2000          96,694        45,000           -0-             1,000             4,250
   Finance and Treasurer     1999          74,615         8,032           -0-               -0-             2,479


 Mary C. West (6)            2001         215,000       100,000           -0-               -0-             4,381
   Senior Vice President,    2000         213,846         6,700           -0-             2,500             5,100
   Information Technology    1999         199,230        32,726        25,312               -0-             4,800


 David G. Sadler             2001(7)      179,716       400,000           -0-               -0-            38,713
   Former Chief Executive    2000(7)      242,307       100,000           -0-            30,000             5,100
   Officer, Chief Operating  1999             -0-           -0-           -0-               -0-               -0-
   Officer and President


 James R. Stephens           2001(6)                    100,000           -0-               -0-           124,460
   President, U.S.           2000     123,076             5,741           -0-             5,000             5,100
 Distribution                1999         208,653         6,703        42,187               -0-             4,800
                                          169,615


(1) The amounts listed reflect a one-for-ten reverse stock split that was effective on February 14, 2001.

(2) On August 18, 1999 the Board of Directors approved an award of restricted stock units to certain individuals. Such restricted stock units vest on August 17, 2002 or earlier if certain financial targets are achieved. The amounts listed for 1999 represent the value of restricted stock units at the date of grant. The aggregate number and value of the restricted stock units held by the above named individuals as of December 31, 2001 was as follows: Karen A. Tallman - 1,000 ($1,650); and Mary C. West - 2,500 ($4,125).

(3) Includes amounts contributed by the Company to the Company's 401(k) plan as follows: Mr. Jenson - $5,100 in 2001 and 2000, and $4,800 in 1999; Ms.
     Tallman - $4,615 in 2001, $5,100 in 2000, and $4,800 in 1999; Ms. Thompson
     - $4,545 in 2001, $4,332 in 2002 and $3,715 in 1999; Ms. Vanderford -
     $2,515 in 2001, $4,250 in 2000 and $2,479 in 1999; Ms. West - $4,381 in

     2001, $5,100 in 2000, and $4,800 in 1999; Mr. Sadler - $5,100 in 2001 and
     2000; and Mr. Stephens - $4,615 in 2001, $5,100 in 2000, and $4,800 in
     1999. For Messrs. Sadler and Stephens, the amounts for 2001 also include severance compensation, including payment for accrued vacation, paid following the termination of their employment. For Mr. Jenson, the amount for 2001 also includes the forgiveness of a loan used to purchase shares of the Company's common stock and the amount for 2000 also includes imputed interest of $7,267 related to that loan. See "Item 13. Certain Relationships and Related Transactions."

(4) Does not include bonus compensation payable pursuant to a retention agreement entered into as of April 1, 2001 between Mr. Jenson and the Company, $661,590 of which was payable to Mr. Jenson in January 2002. See "Employment and Change of Control Arrangements" below.

(5)  Mr. Jenson was appointed Chief Executive Officer and President April 1,
     2001.

(6) Ms. Thompson's employment terminated in March 2002, Ms. West's employment terminated in April 2002 and Mr. Mr. Stephens'employment terminated in July 2001.

(7) The employment of Mr. Sadler commenced on July 17, 2000 and continued through March 31, 2001.

Options in 2001

         The following table summarizes stock option exercises during 2001 to or by the persons named under "Summary Compensation Table" above and the value of the options held by such persons at the end of 2001. The amounts listed in such tables reflect a one-for-ten reverse stock split that was effective on April 14, 2001.

                       Aggregated Option Exercises in 2001
                      and Value of Options at 2001 Year End

                                                  Number of Securities                 Value of Unexercised
                              Shares             Underlying Unexercised               In-the-Money Options at
                            Acquired on      Options at Fiscal Year End (#)           Fiscal Year End ($)(1)
                                                                                      ----------------------
           Name            Exercise (#)     Exercisable        Unexercisable       Exercisable     Unexercisable
           ----            ------------     -----------        -------------       -----------     -------------
Timothy N. Jenson........       -0-             17,500               7,500              ---              ---
Karen A. Tallman.........       -0-             15,250                 750              ---              ---
Ranny Thompson...........       -0-              4,250                 750              ---              ---
Allyson Vanderford.......       -0-                ---                 ---              ---              ---
Mary C. West.............       -0-             10,625               1,875              ---              ---
David G. Sadler..........       -0-             30,000                 ---              ---              ---
James R. Stephens........       -0-                ---                 ---              ---              ---
----------

(1) The fair market value of the Common Stock as of December 31, 2001 was 1.65. No unexercised options had an exercise price less than such value.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee of the Board of Directors, who are appointed by the Board of Directors, are Messrs.
Fitzgibbons and Schoenberg and Dr. Miller.

Director Compensation

         Each nonemployee director is entitled to receive an annual retainer fee of $24,000, $1,000 for each Board of Directors meeting attended ($500 for meetings held telephonically), $1,000 quarterly for acting as the chairman of a committee of the Board of Directors, and $500 for each committee meeting attended plus reimbursement for travel expenses incurred in attending Board of Directors and committee meetings. Messrs. Fitzgibbons and Hoecker have waived their rights to receive any compensation for services as directors other than reimbursement of travel expenses. During 2001, Dr. Miller also received $42,000 in fees for consulting services.

         The Company's 1992 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan") provides for annual grants of nonqualified stock options to purchase 1,000 shares of Common Stock to each member of the Company's Board of Directors who is not otherwise an employee or officer of the Company or any subsidiary of the Company. No stock options were granted under the Nonemployee Director Plan during 1997 or 1998 and in March 1998, the Board of Directors voted to suspend the Plan. Beginning in 1998, nonemployee directors were able to elect on an annual basis to take up to 25 percent of their annual retainer fee in shares of Common Stock in lieu of cash, based on the market price of the Common Stock on the first day of the quarter following each annual meeting of stockholders.

Employment and Change of Control Arrangements

        The Company has entered into a retention agreement with Mr. Jenson, effective as of April 1, 2001. Pursuant to this retention agreement, Mr. Jenson will serve as the Chief Executive Officer and President of the Company with an annual base salary of $400,000. In addition, the retention agreement provides that Mr. Jenson will be entitled to certain bonus payments based upon the achievement of specified objectives that relate to the generation of cash. The Company will have no obligation to retain or continue Mr. Jenson as an employee and his employment status as an "at-will" employee of the Company is not affected by the retention agreement. If Mr. Jenson's employment with the Company is terminated for any reason other than as a result of (i) termination for Cause (as defined in the agreement), (ii) death or permanent disability, or (iii) Mr. Jenson's resignation without Good Reason (as defined in the agreement), the Company will pay Mr. Jenson a lump sum payment equal to his annual base salary and an amount equal to any unpaid bonuses and the Company will reimburse Mr. Jenson for the cost of his COBRA payments for one year following the termination of his employment.

        In August 2000, the Company entered into a bonus agreement that provided for the payment of the following bonuses to Mr. Jenson, provided that Mr. Jenson was an employee of the Company at the time such amounts were payable or in the event Mr. Jenson's employment terminated except under the circumstances described in the preceding paragraph: $100,000 upon completion of the sale or accounts receivable refinancing of the Company's Merisel Open Computing Alliance business; $100,000 upon completion of the sale, restructuring and/or winding down in all material respects of the Company's U.S. distribution business; and $50,000 upon achievement of quarterly profitability for the Company's Canadian distribution business or upon completion of the sale and/or winding down in all material respects of that business. Mr. Jenson has received aggregate payments of $200,000 under the bonus agreement, which has been superseded by the retention agreement described above.

        In August 2000, the Company entered into a retention agreement with Ms. Tallman which provides that if Ms. Tallman's employment is terminated other than as a result of (i) "Termination for Cause" (as defined in the agreement), (ii) her death or permanent disability or (iii) her resignation without "Good Reason" (as defined in the agreement), the Company will pay Ms. Tallman severance in an amount equal to one times Ms. Tallman's annual base salary, to be paid over a period of 52 weeks in accordance with the Company's standard payroll practices. If such amount is payable, the retention agreement requires the Company to pay Ms. Tallman any unpaid bonuses provided for in the agreement and to reimburse Ms. Tallman for the cost of her COBRA payments for one year following the termination of her employment. The agreement also provides for the payment of a $50,000 bonus to Ms. Tallman upon completion of the sale of the Company's Merisel Open Computing Alliance business and a $50,000 bonus upon the completion of the sale, restructuring and/or winding down in all material respects of the Company's U.S. distribution business, which amounts have been paid to Ms.Tallman.

        In September 2000, the Company entered into a severance agreement with Ms. Thompson, which provides that if Ms. Thompson's employment is terminated other than as a result of (i) "Termination for Cause" (as defined in the agreement), (ii) her death or permanent disability or (iii) her resignation without "Good Reason" (as defined in the agreement), the Company will pay Ms. Thompson base severance and enhanced severance, as determined under the Company's severance policy. If such amount is payable, the severance agreement requires the Company to pay Ms. Thompson any unpaid bonuses provided for in the agreement and to reimburse Ms. Thompson for the cost of her COBRA payments for the period during which she is entitled to such severance payments. The agreement also provides for the payment of a $10,000 bonus to Ms. Thompson upon the completion of each the following activities: (i) the sale, restructuring and/or winding down in all material respects of the Company's U.S distribution business; (ii) the sale or accounts receivable refinancing of the Company's Merisel Open Computing Alliance business; and (iii) upon achievement of quarterly profitability for the Company's Canadian distribution business or upon completion of the sale and/or winding down in all material respects of that business, which amounts have been paid to Ms. Thompson. As a result of Ms. Thompson's termination of employment, the Company is obligated to make such severance payments.

        In September 2000, the Company entered into a retention agreement with Ms. West, which provides that if Ms. West's employment is terminated other than as a result of (i) "Termination for Cause" (as defined in the agreement), (ii) her death or permanent disability or (iii) her resignation without "Good Reason" (as defined in the agreement), the Company will pay Ms. West severance in an amount equal to one times Ms. West's annual base salary, to be paid over a period of 52 weeks in accordance with the Company's standard payroll practices. If such amount is payable, the retention agreement requires the Company to pay Ms. West for any unpaid bonus provided for in the agreement and to reimburse Ms. West for the cost of her COBRA payments for one year following the termination of her employment. The agreement also provides for the payment of a $100,000 bonus to Ms. West upon the earlier of (i) the date on which to Company ceases providing services to Midrange Open Computing Alliance, Inc. (formerly Merisel Open Computing Alliance, Inc.) and (ii) June 1, 2001, which amount has been paid to Ms. West. As a result of Ms. West's termination of employment, the Company is obligated to make such severance payments.

        In August 2000, the Board of Directors of the Company approved the terms of Mr. Sadler's compensation, which included base salary of $300,000 for six months of employment and a bonus potential of $300,000 if certain conditions were met, $100,000 of which was guaranteed. Additionally, Mr. Sadler received a signing bonus of $100,000 upon the commencement of his employment by the Company.

        In August 2000, the Company entered into a retention agreement with Mr. Stephens, which provides that if Mr. Stephens' employment is terminated other than as a result of (i) "Termination for Cause" (as defined in the agreement),
(ii) his death or permanent disability or (iii) his resignation without "Good Reason" (as defined in the agreement), the Company will pay Mr. Stephens severance in an amount equal to one times Mr. Stephens' annual base salary, to be paid over a period of 52 weeks in accordance with the Company's standard payroll practices. If such amount is payable, the retention agreement requires the Company to pay Mr. Stephens any unpaid bonus provided for in the agreement and to reimburse Mr. Stephens for the cost of his COBRA payments for one year following termination of his employment. The agreement also provides for the payment of a $100,000 bonus to Mr. Stephens upon completion of the sale, restructuring and/or winding down in all material respects of the Company's U.S. distribution business, which amount has been paid to Mr. Stephens. As a result of Mr. Stephen's termination of employment by the Company, the Company is obligated to make such severance payments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Ownership of Common Stock

         The following table sets forth as of April 19, 2002 certain information regarding beneficial ownership of the Company's Common Stock by each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock as of such date, each director, each executive officer and former executive officer of the Company named above under the caption "Item 11. Executive Compensation - Summary Compensation Table," and all directors and executive officers (including such former executive officers) as a group. Unless otherwise indicated, the stockholders have sole voting and investment power with respect to shares beneficially owned by them, subject to community property laws, where applicable.

Name and Address                                 Amount and Nature of      Percent of
----------------                                 Beneficial Ownership     Shares Owned

Albert J. Fitzgibbons III...................                 -0-  (1)           *
Bradley J. Hoecker..........................                 -0-  (1)           *
Timothy N. Jenson...........................             127,250  (2)(3)       1.63%
Dr. Arnold Miller...........................                 700  (4)           *
Phoenix Acquisition Company II, L.L.C.......           6,005,461  (5)(6)      68.15%
 767 5th Avenue, 48th Floor
 New York, New York 10153
Lawrence J. Schoenberg.........................           36,558  (4)           *
Karen A. Tallman.................................         43,468  (2)(7)(8)     *
Ranny Thompson.................................            6,846  (2)(9)        *
Allyson Vanderford..............................           2,352  (2)           *
Mary C. West......................................        14,238  (2)(10)       *
David G. Sadler...................................        31,440  (2)(11)       *
James R.Stephens.................................          5,418  (2)           *
All Directors and Executive Officers..............       268,770  (2)(12)      3.40%
  as a Group (12 Persons)


*Less than 1%
(1) Each of Messrs. Fitzgibbons and Hoecker is a director or partner of certain affiliates of Phoenix Acquisition Company II, L.L.C. ("Phoenix") and, therefore, may be deemed to beneficially own the 6,005,461 shares of Common Stock beneficially owned by Phoenix. Each of Messrs. Fitzgibbons and Hoecker disclaims such beneficial ownership. The address of each of Messrs. Fitzgibbons and Hoecker is the same as that given for Phoenix.
(2) Includes shares held in the Company's 401(k) plan for the accounts of the following individuals: Mr. Jenson-5,990; Ms. Tallman-12,968; Ms. Thompson-2,346; Ms. Vanderford-2,352; Ms. West-2,988; Mr. Sadler-1,440; and Mr. Stephens-4,267. The administrative committee of the Company's 401(k) plan directs the voting of shares held in the plan.
(3) Includes 20,000 shares issuable with respect to stock options exercisable within 60 days after April 15, 2002 and 101,260 shares for which Mr. Jenson shares voting and investment power with his spouse.
(4) Includes 500 shares issuable with respect to stock options exercisable within 60 days after April 15, 2002. (5) Includes 1,005,461 shares of Common Stock into which the Convertible Preferred Stock beneficially owned by Phoenix is convertible within 60 days after April 15, 2002.
(6) All information regarding share ownership (except for (5) above) is taken from and furnished in reliance upon the Schedule 13D filed by Phoenix pursuant to Section 13(d) of the Securities Exchange Act of 1934. Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund") is the sole member of Phoenix. Stonington Partners, L.P. ("Stonington LP") is the general partner of the Fund, and Stonington Partners, Inc. II ("Stonington II") is the general partner of Stonington LP. The Fund is managed by Stonington. The following individuals are the directors and/or officers of Stonington and Stonington II and have shared voting and dispositive powers with respect to the Common Stock held by
     Phoenix:  Alexis P.  Michas;  James J. Burke,  Jr.;  Robert F. End; Albert
     J. Fitzgibbons III; Bradley J. Hoecker; and Shyam H. Gidumal. Stonington LP, Stonington II, Stonington and each of the directors and officers of Stonington II and Stonington disclaim beneficial ownership of these shares.

(7) Amount listed does not include shares of restricted stock units awarded to the following executives in the following amounts: Ms. Tallman-1,000; and Ms. West-2,500. Such restricted stock units become fully vested on August 17, 2002 or earlier if certain financial performance targets are achieved.
(8) Includes 15,500 shares issuable with respect to stock options exercisable within 60 days after April 15, 2002.
(9) Includes 4,500 shares issuable with respect to stock options exercisable within 60 days after April 15, 2002.
(10) Includes 11,250 shares issuable with respect to stock options exercisable within 60 days after April 15, 2002.
(11) Includes 30,000 shares issuable with respect to stock options exercisable within 60 days after April 15, 2002.
(12) Includes 154,168 shares issuable with respect to stock options exercisable within 60 days after April 15, 2002.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2002            MERISEL, INC.



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

*10.10 Retention Agreement dated as of April 1, 2001 between Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson, filed as exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

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

*10.18 Severance Agreement dated September 29, 2000 between Merisel Americas, Inc. and Ranny Thompson.

*10.19 Retention Agreement dated September 27, 2000 between Merisel Americas, Inc. and Mary West.

21 Subsidiaries of the Registrant, filed as exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. **

23       Consent of Deloitte & Touche LLP,  Independent  Accountants,  filed as exhibit 23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. **

--------
*Management contract or executive compensation plan or arrangement. **Incorporated by reference.