Form 10-Q
period 2002-03-31
MERISEL INC /DE/
filed 2002-05-14
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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

                                 Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          Number of Shares Outstanding
               Class                                 as of May 10, 2002
-------------------------------------                ------------------
Common Stock, $.01 par value                          7,770,594 Shares

                                  MERISEL, INC.

                                      INDEX

                                                                 Page Reference
PART I   FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of                   1-2
                  March 31, 2002 and December 31, 2001

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2002 and 2001            3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2002 and 2001            4

                  Notes to Consolidated Financial Statements          5-11

                  Management's Discussion and Analysis of            12-17
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure   17

PART II  OTHER INFORMATION                                              18

         SIGNATURES                                                     19

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

                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                           MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                              (Unaudited)
                                                                               March 31,               December 31,
                                                                                  2002                     2001
                                                                           -------------------      -------------------
Current Assets:
Cash and cash equivalents                                                         $54,435                 $55,578
Accounts receivable (net of allowances of $793 and $703 for 2002                   10,007                   8,831
and 2001, respectively)
Inventories                                                                           117                     117
Prepaid expenses and other current assets                                             881                     920
                                                                           -------------------      -------------------
  Total current assets                                                             65,440                  65,446

Property and equipment, net                                                         3,408                   3,418

Other assets                                                                           91                      91
                                                                           -------------------      -------------------

Total assets                                                                      $68,939                 $68,955
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

                          PART 1. FINANCIAL INFORMATION


                            MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                (Unaudited)
                                                                                 March 31,           December 31, 2001
                                                                                    2002
                                                                             -------------------    --------------------
Current liabilities:
Accounts payable                                                                    $14,202                $11,763
Accrued liabilities                                                                  18,940                 21,797
                                                                             -------------------    --------------------
  Total current liabilities                                                          33,142                 33,560

Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized                              17,308                 16,969
   1,000,000 shares; 150,000 shares issued and outstanding
Common stock, $.01 par value, authorized 150,000,000                                     78                     78
   shares; 8,025,375  and 8,030,844 shares issued for 2002
   and 2001, respectively; 7,822,275 and 7,842,644 shares
   outstanding for 2002 and 2001, respectively
Additional paid-in capital                                                          281,005                281,343
Accumulated deficit                                                                (262,241)              (262,669)
Treasury stock                                                                         (353)                  (326)
                                                                             -------------------    --------------------
Total stockholders' equity                                                           35,797                 35,395
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $68,939                $68,955
                                                                             ===================    ====================





              See accompanying notes to consolidated financial statements.

                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                            2002                     2001
                                                                        -------------------     ----------------------

Net sales                                                                     $15,773                   $162,662

Cost of sales                                                                  14,538                    153,498
                                                                        -------------------     ----------------------

Gross profit                                                                    1,235                      9,164

Selling, general and administrative expenses                                    1,970                     16,429

Restructuring charge                                                              279
                                                                        -------------------     ----------------------

Operating loss                                                                 (1,014)                    (7,265)

Interest expense (income), net                                                   (334)                       910

Other expense (income), net                                                       (82)                       791
                                                                        -------------------     ----------------------

Loss from continuing operations before income tax and extraordinary              (598)                    (8,966)
item

Income tax provision                                                               40                        730
                                                                        -------------------     ----------------------

Loss from continuing operations before extraordinary item                        (638)                    (9,696)

Discontinued operations:
   Income (loss) from discontinued operations                                   1,066                     (3,095)
   Gain on sale of discontinued operations                                                                36,250
                                                                        -------------------     ----------------------
Income before extraordinary item                                                  428                     23,459

Extraordinary gain on extinguishment of debt, net                                                          2,872
                                                                        -------------------     ----------------------

Net income                                                                       $428                   $ 26,331
                                                                        ===================     ======================

Preferred dividends                                                               339                        313
                                                                        -------------------     ----------------------
Net income available to common stockholders                                       $89                    $26,018
                                                                        ===================     ======================

Net income (loss) per share (basic and diluted):
 Loss from continuing operations before extraordinary items less
   preferred dividends                                                          $(.13)                    $(1.25)

  Income from discontinued operations                                             .14                       (.38)
  Gain on sale of discontinued operations                                                                   4.51
  Extraordinary gain                                                                                         .36
                                                                        -------------------     ----------------------
Net income available to common stockholders                                      $.01                      $3.24
                                                                        ===================     ======================

Weighted average number of shares
  Basic and diluted                                                             7,834                      8,031




              See accompanying notes to consolidated financial statements.

                             MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  2002                    2001
                                                                            ------------------      -------------------
Net income                                                                           $428                   $26,331
Less:  Gain on sale of MOCA                                                                                  36,250
Less:  Extraordinary gain on extinguishment of debt                                                           2,872
Less: income (loss) from discontinued operations, net                               1,066                    (3,095)
                                                                            ------------------      -------------------
Loss from continuing operations                                                      (638)                   (9,696)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
  Depreciation and amortization                                                        10                     1,403
  Provision for doubtful accounts                                                     (11)                    1,541
  Loss (gain) on sale of property and equipment                                       (82)                      290
Changes in operating assets and liabilities:
  Accounts receivable                                                              (1,165)                  (53,330)
  Inventories                                                                                                12,379
  Prepaid expenses and other current assets                                          (119)                    1,423
  Accounts payable                                                                  2,439                   (11,511)
  Accrued liabilities                                                              (2,856)                   (8,751)
                                                                            ------------------      -------------------
Net cash used for operating activities of continuing operations                    (2,422)                  (66,252)
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of MOCA                                                                                   36,250
Purchase of securities                                                               (637)
Proceeds from sale of property and equipment, net disposal cost                        82                       740
                                                                            ------------------      -------------------
Net cash (used for) provided by investing activities of continuing                   (555)                   36,990
operations
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing facility                                                                             50,956
Repayments under other financing                                                                               (510)
Purchase of bonds                                                                                           (20,931)
Purchase of treasury stock                                                            (27)
                                                                            ------------------      -------------------
Net cash (used for) provided by financing activities of continuing                    (27)                   29,515
operations

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                         197
                                                                            ------------------      -------------------

NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                             1,861                    (2,920)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,143)                   (2,470)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     55,578                   46,865
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $54,435                  $44,395
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid during the period for:                                                  2002                    2001
                                                                            ------------------     --------------------
  Interest                                                                            $ 0                     $660
  Income taxes                                                                        119                    5,616



              See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a distributor of software licensing products. Prior to July 28, 2001, the Company also operated a Canadian computer hardware and software distribution business ("Merisel Canada"). Effective as of July 28, 2001, the Company completed the sale of Merisel Canada to Synnex Information Technologies, Inc. ("Synnex"). In addition, prior to 2001 the Company operated a full-line U.S. computer products distribution business which, excluding software licensing, the Company determined to wind down in December 2000. Effective as of October 27, 2000, the Company completed the sale to Arrow Electronics, Inc. ("Arrow") of its Merisel Open Computing Alliance ("MOCA") business unit, a distributor of Sun Microsystems products. During the fourth quarter of 2001, the Company decided to discontinue operation of its Optisel business, a provider of logistics and electronic services, because of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business. As a consequence of the foregoing events, Merisel's only business today is its software licensing business. The Company is, however, actively seeking and exploring acquisition and other investment opportunities.

The information for the three months ended March 31, 2002 and 2001 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. Certain amounts for 2001 have been reclassified to conform to the 2002 presentation. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.   Liquidity

At March 31, 2002, the Company had cash and cash equivalents of approximately $54 million. The Company has developed an operating plan for 2002 that focuses upon growing its software licensing distribution business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which cash balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs. See "Item 2 - Liquidity and Capital Resources."

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

3.       New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 did not have a significant impact upon the Company's financial statements. As of March 31, 2002, the Company does not have any derivative instruments.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment method-only approach. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

4.   Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's first quarter is the 13-week period ending on the Saturday nearest to March 31. For simplicity of presentation, the Company has described the interim periods and year-end period as of March 31 and December 31, respectively.

5.       Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale to Arrow of its MOCA business unit. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of MOCA, plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.3 million, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36.3 million.

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

The Company has reclassified its consolidated financial statements to reflect the discontinuance of Optisel's operations and to segregate the revenues, direct costs and expenses, assets and liabilities, and cash flows of this business. The net operating results and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements. The Company's financial statements also reflect the gain realized on the sale of the MOCA business in the first quarter of 2001.

Summarized financial information for the discontinued operations is as follows:

                                                                        (In thousands)
                                                                   For the Three Months Ended
                                                           -------------------------------------------
                                                           March 31, 2002        March 31, 2001
                                                           --------------------- ---------------------

Net Sales                                                          $1,105                $2,021
Income (loss) from Discontinued Operations                          1,066                (3,095)


6.       Restructuring Charges

During the first quarter of 2002, the Company made the decision to reduce its workforce by approximately 17 full-time positions, which when completed will result in the Company having approximately 47 employees. As a result, a restructuring charge of $265,000 related to severance and employee benefits was recorded in the first quarter of 2002. An additional restructuring charge of $14,000 was recorded related to lease and contract commitments in the first quarter of 2002.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

During 2001 the Company adjusted the restructuring charges previously taken in relation to the wind-down of its U.S. distribution business excluding software licensing by $102,000. The adjustment is primarily due to $569,000 of favorable settlements reached with lessors of disposed facilities, net of $467,000 of additional charges related to severance costs associated with six employees.

As of March 31, 2002, $4,709,000 of total restructuring costs had not been paid and was included in accrued liabilities on the balance sheet. The following table sets forth the activity and balances of the restructuring reserve account from December 31, 2001 to March 31, 2002:

                                                                        (In thousands)
                                         December 31, 2001                                            March 31, 2002
                                              Balance             Net Charges        Payments             Balance
Type of cost:
Severance and related costs                    $  1,176               $  265            $  396          $  1,045
Facility, lease and other                         4,184                   14               534             3,664
                                      ------------------------- ----------------- ---------------- ----------------------
Total                                          $  5,360               $  279            $  930          $  4,709
                                      ========================= ================= ================ ======================

7.       Disposition of Assets

Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada. The purchase price was CDN$30.0 million, of which CDN$1.0 million is deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The following tables disclose the unaudited Pro Forma Condensed Consolidated Statements of Operations for the three month period ended March 31, 2001 assuming that the disposition occurred on the first date of the period.

                                                                                 (In thousands)
                                                                            Pro Forma Adjustments
                                                                     ------------------------------------
                                                     Historical       Merisel                                   Pro Forma
                                                      3/30/01          Canada        (a)       Other
                                                   --------------    ---------------      ---------------      ----------------

Net sales                                          $    162,662      $     156,522                              $      6,140
Cost of sales                                           153,498            147,579                                     5,919
                                                   --------------    ---------------      ---------------      ----------------
Gross profit                                              9,164              8,943                                       221
Selling, general & administrative expenses               16,429              7,352               $ 278    (b)          9,355
                                                   --------------    ---------------      ---------------      ----------------
Operating loss                                           (7,265)             1,591                (278)               (9,134)
Interest expense, net                                       910                858                                        52
Other expense, net                                          791                446                                       345
                                                   --------------    ---------------      ---------------      ----------------
Income (loss) from continuing operations
  before income taxes and extraordinary item             (8,966)               287                (278)               (9,531)
Income tax provision                                        730                130                                       600
                                                   --------------    ---------------      ---------------      ----------------

Income (loss) from continuing operations
  before extraordinary item                         $    (9,696)       $       157           $    (278)        $     (10,131)
                                                   ==============    ===============      ===============      ================

Net loss per share from continuing
  operations                                       $      (1.25)                                               $       (1.30)
                                                   ==============    ===============      ===============      ================

Weighted average number of shares
  Outstanding                                             8,031                                                        8,031
                                                   ==============    ===============      ===============      ================

(a) Merisel Canada - Represents the historical unaudited balances of Merisel Canada for the three months ended March 31, 2001 which are eliminated to reflect the sale of Merisel Canada to Synnex.

(b) Selling, General and Administrative Expenses - Consists of corporate costs allocated by the Company to Merisel Canada (corporate overhead, administrative expenses, etc.) that would not have been eliminated due to the sale of Merisel Canada.

8.       Extraordinary Gain on Debt Extinguishment

In January 2001, the Company purchased $20,175,000 of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $17,149,000, reducing the outstanding balance of the 12.5% Notes to $3,628,000, which were redeemed at a total cost of $3,782,000 in February 2001. As a result, the Company recognized an extraordinary gain of approximately $2,872,000 for the three months ended March 31, 2001. As a result of such purchases and redemption, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged. See "Item 2 - Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

9.       Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                                                          (In thousands)
                                                                                    Three Months Ended March 31,
                                                                                      2002                2001
                                                                                      ----                ----

Net income                                                                              $428            $26,331
Other comprehensive loss - foreign currency translation adjustments                                      (1,501)
                                                                                 ---------------    -----------------
Comprehensive income                                                                    $428            $24,830
                                                                                 ===============    =================

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

                                                                    (In thousands)
                                                             Three months ended March 31,
                                                                2002               2001
                                                          ------------------ -----------------
Loss from continuing operations                                 $(638)           $(9,696)
Preferred stock dividends                                        (339)              (313)
                                                          ------------------ -----------------
Loss available to common stockholders                            (977)           (10,009)
Income (loss) from discontinued operations                      1,066             (3,095)
Gain on sale of discontinued operations                                           36,250
Extraordinary gain on extinguishment of debt                                       2,872
                                                          ------------------ -----------------
Net income available to common stockholders                       $89            $26,018
                                                          ================== =================

On July 3, 2001 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 to repurchase shares of its common stock from time to time in the open market or otherwise. On March 25, 2002 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 during the remainder of 2002 for repurchases of its common stock. As of March 31, 2002, the Company had repurchased approximately 203,100 shares under these authorizations for an aggregate cost of $353,000, which shares have been reflected as treasury stock in the accompanying balance sheet.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

11.      Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS No. 131, the Company had determined it had three operating segments: the United States distribution segment, the Canadian distribution segment, and Optisel. Effective in the fourth quarter of 2001, the Company discontinued its Optisel business segment. Optisel has been treated as discontinued operations in the accompanying financial statements. The segment data included below has been restated to exclude amounts related to the Optisel business unit.

In accordance with SFAS No. 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports.

                                              Three months ended March 31, 2002
                                                        (In thousands)
                                           U.S.
                                       Distribution        Canada            Total
                                       ------------        -------           -------
Net sales to external customers             $15,773                           $15,773
Gross profit                                  1,235                             1,235
Operating loss                              (1,014)                            (1,014)
Total segment assets                         68,939                            68,939


                                              Three months ended March 31, 2001
                                                        (In thousands)
                                           U.S.
                                       Distribution        Canada            Total
                                       ------------        -------           ------
Net sales to external customers              $6,140        $156,522         $162,662
Gross profit                                    221           8,943            9,164
Operating loss                               (8,856)          1,591           (7,265)
Total segment assets                         50,815         154,075          204,890


12.      Prepaid Expenses and Other Current Assets

At March 31, 2002, prepaid expenses and other current assets include approximately $637,000 of investment securities classified as available for sale. As of March 31, 2002, there were no significant unrealized holding gains or losses. Such amounts were invested in connection with a deferred compensation agreement with the Company's chief executive officer. An offsetting accrual is included in accrued liabilities. Payment of the deferred compensation is due as provided for in the agreement.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

13.      Commitments and Contingencies

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance, a distributor of Sun Microsystems products ("MOCA"). Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Effective as of July 28, 2001, the Company completed the sale of its Canadian distribution business, a full-line distributor of computer hardware and software products ("Merisel Canada"), to Synnex Information Technologies, Inc. ("Synnex"). On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001. As a consequence of the foregoing events, Merisel's only business today is its software licensing business. The Company is, however, actively seeking and exploring acquisition and other investment opportunities.

Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale to Arrow of its MOCA business unit. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.3 million, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36.3 million.

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

The Company has reclassified its consolidated financial statements to reflect the discontinuance of Optisel's operations and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of the Optisel business. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

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


RESULTS OF OPERATIONS

The Company reported net income available to common stockholders of $89,000, or $.01 per share, for the three months ended March 31, 2002, compared to net income available to common stockholders of $26,018,000, or $3.24 per share, for the 2001 period. The results for the three months ended March 31, 2002 and 2001 include income from discontinued operations of $1,066,000 and a loss from discontinued operations of $3,095,000, respectively. The discussion and analysis below does not reflect discontinued operations, but does include the Company's U.S. distribution business and, for the 2001 period, its Canadian distribution business.

Three Months Ended March 31, 2002 as Compared to the Three Months March 31,
2001.

The Company's net sales decreased 90% from $162,622,000 in the quarter ended March 31, 2001 to $15,773,000 in the quarter ended March 31, 2002. The decrease resulted from the sale of the Canadian distribution business effective July 28, 2001. Net sales for the 2001 period excluding sales from the Canadian distribution business were $6.1 million, of which $5.0 million was generated by the software licensing business. The increase in net sales for the U.S. distribution business resulted from the focus the Company has on growing its software licensing business.

Gross profit decreased $7,929,000 from $9,164,000 in the first quarter of 2001 to $1,235,000 in the first quarter of 2002. Gross profit as a percentage of sales, or gross margin, was 5.63% for the three months ended March 31, 2001 compared to 7.83% for the three months ended 2002. Excluding results of the Canadian distribution business, gross profit was $221,000 or 3.3% of sales in the first quarter of 2001. The 2002 period reflects a reduction in cost of sales of approximately $492,000 relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. distribution business. Excluding this adjustment, gross margin would have been 4.71% in the 2002 period. Gross profit for the software licensing business was $359,000 or 7.19% of sales in the first quarter of 2001.

Selling, general and administrative expenses decreased by 88% from $16,429,000 in the first quarter of 2001 to $1,970,000 in the first quarter of 2002. This reduction reflects primarily the sale of the Canadian distribution business effective July 28, 2001 and the substantial reduction of costs associated with the portion of the U.S. distribution business that was being wound down during the first quarter of 2001. Excluding amounts related to the Canadian distribution business, selling, general and administrative expenses as a percentage of sales were 12.5% compared to 147.8% in the 2001 period. The percentage for the 2001 period reflects significant expenditures related to the wind-down of the U.S. distribution business excluding software licensing.

During the first quarter of 2002, the Company made the decision to reduce its workforce by approximately 17 full-time positions, which when completed will result in the Company having approximately 47 employees. As a result, a restructuring charge of $265,000 related to severance and employee benefits was recorded in the first quarter of 2002. An additional restructuring charge of $14,000 was recorded related to lease and contract commitments in the first quarter of 2002.

As a result of the above items, the Company had an operating loss of $1,014,000 for the three-month period ended March 31, 2002 compared to an operating loss of $7,265,000 for the three-month period ended March 31, 2001.

Interest Expense; Other Expense; and Income Tax Provision

Interest expense decreased from $910,000 in the first quarter of 2001 to income of $334,000 in the first quarter of 2002. The change primarily reflects the fact that the Company has no indebtedness as a result of the sale of Merisel Canada, which eliminated the interest associated with its revolving credit facility, as well as interest income earned on invested cash balances in the 2002 period.

Other expense for the Company decreased from $791,000 in the three months March 31, 2001 to income of $82,000 in the three months ended March 31, 2002. Other income in the 2002 period reflects a gain recognized on the sale of property, plant and equipment that had been fully depreciated. Other expense for the 2001 period primarily reflects fees related to Merisel Canada's asset securitization facility, which was terminated in the first quarter of 2001.

The income tax provision decreased from $730,000 in the three months ended March 31, 2001 to $40,000 for the three months ended March 31, 2002. The decrease is largely attributable to the sale of Merisel Canada. In both periods, the income tax rate reflects primarily the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss carry forwards to offset federal income taxes in the current period.

Loss from Continuing Operations Before Extraordinary Item

As a result of the above items, the Company had a loss from continuing operations before extraordinary item of $638,000 for the three months ended March 31, 2002 compared to $9,696,000 for the three months ended March 31, 2001.

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

Additionally, for the three months ended March 31, 2001 the Company had a gain of $36,250,000 in connection with the sale of MOCA.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future with respect to its software licensing business. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings relating to its software licensing business may be subject to material volatility, particularly on a quarterly basis, and the results for any quarterly period may not be indicative of results for a full fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the three months ended March 31, 2002 was $2,422,000. The primary use of cash was a decrease in accrued expenses of $2,856,000, which was primarily related to the wind-down of the U.S. distribution business.

Net cash used for investing activities was $555,000 and consisted of $82,000 of proceeds from the sale of property and equipment and $637,000 used for the purchase of securities in connection with an employee deferred compensation agreement.

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

Because the software licensing business requires the maintenance of minimal levels of inventory and the Company anticipates making minimal capital expenditures related to that business during the foreseeable future, the Company's working capital requirements are much less than the Company's historical needs for its distribution business and it is able to meet its working capital needs without the need for any financing facility, in large part because of its substantial cash balances. As revenues of the software licensing business grow, the Company may seek to establish a working capital financing facility to provide additional funding for that business and for acquisitions.

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

ASSET MANAGEMENT

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the

Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At March 31, 2002, the Company's two largest customers represented 37%, or $3,912,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the March 31, 2002 accounts receivable balance. However, these two customers experienced significant financial difficulties during the recent economic downturn and the Company believes that the risk of collection of future receivables from these customers is significant. The Company believes that these two customers are substantially dependent on new purchases of software licenses in order to generate cash to sustain their businesses and that given their deteriorated financial condition, the Company may be the only available source for them to obtain new software licenses. Therefore, the Company believes that if it discontinued selling new licenses to these customers, the risk of collection of receivables from these two customers may increase substantially.

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At March 31, 2002, the Company had cash investments of $52,591,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $1,962,000 maintained in various checking accounts at March 31, 2002. As a result of the sale of Merisel Canada effective July 28, 2001, the Company has no outstanding long-term debt and no significant foreign currency risk.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           None.

         (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 2002.

                           None.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002


                                  Merisel, Inc.



                              By: /s/Timothy N. Jenson
                                  ---------------------------------------
                                  Timothy N. Jenson
                                  Chief Executive Officer, President and Chief
                                  Financial Officer
                                 (Principal Executive and Financial Officer)