Form 10-Q
period 2002-06-30
MERISEL INC /DE/
filed 2002-08-13
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

For the transition period from _______________ to ___________

                         Commission File Number 0-17156

                                  MERISEL, INC.
              (Exact name of registrant as specified in its charter)

Delaware                                             95-4172359
--------                                             ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

200 Continental Boulevard
El Segundo, CA                                            90245-0984
---------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)


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

                                 Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                   Number of Shares Outstanding
               Class                               as of August 9, 2002
-------------------------------------              --------------------
Common Stock, $.01 par value                       7,755,593 Shares

                                  MERISEL, INC.

                                      INDEX


                                                                 Page Reference
PART I   FINANCIAL INFORMATION (UNAUDITED)

                  Consolidated Balance Sheets as of                       1
                  June 30, 2002 and December 31, 2001

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2002 and 2001       3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2002 and 2001                 4

                  Notes to Consolidated Financial Statements              5

                  Management's Discussion and Analysis of                14
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure    20

PART II  OTHER INFORMATION                                               21

                  SIGNATURES                                             22

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

                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS


                                                                                June 30,               December 31,
                                                                                  2002                     2001
                                                                           -------------------      -------------------
Current assets:
Cash and cash equivalents                                                         $50,173                 $55,578
Accounts receivable (net of allowances of $1,023 and $703 for 2002                 13,365                   8,831
and 2001, respectively)
Inventories                                                                            42                     117
Prepaid expenses and other current assets                                             759                     920
                                                                           -------------------      -------------------
  Total current assets                                                             64,339                  65,446

Property and equipment, net                                                           893                   3,418

Other assets                                                                        2,805                      91
                                                                           -------------------      -------------------

Total assets                                                                      $68,037                 $68,955
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



                          PART 1. FINANCIAL INFORMATION


                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,
                                                                                    2002             December 31, 2001
                                                                             -------------------    --------------------

Current liabilities:
Accounts payable                                                                    $15,646                $11,763
Accrued liabilities                                                                  16,535                 21,797
                                                                             -------------------    --------------------
  Total current liabilities                                                          32,181                 33,560

Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized
   1,000,000 shares; 150,000 shares issued and outstanding                           17,653                 16,969
Common stock, $.01 par value, authorized 150,000,000
   shares; 8,025,375  and 8,030,844 shares issued for 2002
   and 2001, respectively; 7,760,995 and 7,842,644 shares
   outstanding for 2002 and 2001, respectively                                           78                     78
Additional paid-in capital                                                          280,540                281,343
Accumulated deficit                                                                (261,804)              (262,669)
Accumulated other comprehensive loss                                                    (82)
Treasury stock                                                                         (529)                  (326)
                                                                             -------------------    --------------------
Total stockholders' equity                                                           35,856                 35,395
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $68,037                $68,955
                                                                             ===================    ====================












                See accompanying notes to consolidated financial statements.



                          MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                                June 30,                                  June 30,
                                                        2002              2001                    2002               2001
                                                   ---------------     ----------------    ------------------    -----------------

Net sales                                            $17,845             $116,684               $33,618             $279,347

Cost of sales                                         16,260              100,107                30,798              253,606
                                                   ---------------     ----------------    ------------------    -----------------

Gross profit                                           1,585               16,577                 2,820               25,741

Selling, general & administrative expenses             1,620                8,936                 3,590               25,365
Restructuring charge                                     (34)                                       245
Impairment charge                                                          29,416                                     29,416
                                                   ---------------     ----------------    ------------------    -----------------

Operating loss                                            (1)             (21,775)               (1,015)             (29,040)

Interest (income) expense, net                          (476)                (105)                 (810)                 805
Other (income) expense, net                               (2)                 180                   (84)                 971
                                                   ---------------     ----------------    ------------------    -----------------

Income (loss) from operations  before income
taxes, discontinued operations and extraordinary         477              (21,850)                 (121)             (30,816)
item

Income tax provision (benefit)                            40                  (83)                   80                  647
                                                   ---------------     ----------------    ------------------    -----------------

Income (loss) from operations before
discontinued operations and  extraordinary item          437              (21,767)                 (201)             (31,463)

Discontinued operations:
  Income (loss) from discontinued operations                               (2,148)                1,066               (5,243)
  Gain on sale of discontinued operations                                                                             36,250
                                                   ---------------     ----------------    ------------------    -----------------
Income (loss) before extraordinary item                  437              (23,915)                  865                 (456)

Extraordinary gain on extinguishment of debt, net                                                                      2,872
                                                   ---------------     ----------------    ------------------    -----------------

Net income (loss)                                       $437             $(23,915)                 $865               $2,416
                                                   ===============     ================    ==================    =================

Preferred stock dividends                                346                  320                   686                  633
                                                   ---------------     ----------------    ------------------    -----------------
Net income (loss) available to common
  Stockholders                                           $91             $(24,235)                 $179               $1,783
                                                   ===============     ================    ==================    =================

Net income (loss) per share (basic and diluted):
  Income (loss) from operations before
 discontinued   operations and extraordinary
 item less preferred dividends                       $   .01             $  (2.75)            $    (.12)              $(4.00)

  Income (loss) from discontinued operations                                 (.27)                  .14                 (.65)
  Gain on sale of discontinued operations                                                                               4.51
  Extraordinary gain on extinguishment of debt, net                                                                      .36
                                                   ---------------     ----------------    ------------------    -----------------
  Net income (loss) available to common
    stockholders                                     $   .01            $   (3.02)             $    .02              $   .22
                                                   ===============     ================    ==================    =================

Weighted average number of shares
  Basic and diluted                                    7,781                8,031                 7,807                8,031


                 See accompanying notes to consolidated financial statements.



                          MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                  2002                    2001
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $865                    $2,416
Less:  Gain on sale of MOCA                                                                                  36,250
Less:  Extraordinary gain on extinguishment of debt                                                           2,872
Less: income (loss) from discontinued operations, net                               1,066                    (5,243)
                                                                            ------------------      -------------------
Loss from continuing operations                                                      (201)                  (31,463)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
  Depreciation and amortization                                                        18                     3,250
  Provision for doubtful accounts                                                     123                    (3,269)
  Restricted stock units compensation expense                                        (119)
  Deferred compensation                                                               (82)
  Gain on sale of property and equipment                                              (82)
Changes in operating assets and liabilities:
  Accounts receivable                                                              (4,657)                  (28,312)
  Inventories                                                                          75                    16,396
  Prepaid expenses and other current assets                                           (86)                    5,987
  Accounts payable                                                                  3,883                   (25,821)
  Accrued liabilities                                                              (5,180)                  (14,248)
                                                                            ------------------      -------------------
Net cash used for operating activities                                             (6,307)                  (48,064)
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                             (114)
Proceeds from sale of MOCA                                                                                   36,250
Purchase of securities                                                               (637)
Transaction costs on sale of property                                                (234)
Proceeds from sale of property and equipment                                          109                       740
                                                                            ------------------      -------------------
Net cash (used for) provided by investing activities                                 (762)                   36,876
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing facility                                                                             20,988
Repayments under other financing                                                                             (1,254)
Purchase of bonds                                                                                           (20,931)
Purchase of treasury stock                                                           (203)
                                                                            ------------------      -------------------
Net cash used for financing activities                                               (203)                   (1,197)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                          77
                                                                            ------------------      -------------------

NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                             1,868                    (4,978)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (5,405)                  (17,440)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     55,578                    46,865
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $50,173                   $29,425
                                                                            ==================      ===================



                See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a distributor of software licensing products. Prior to July 28, 2001, the Company also operated a Canadian computer hardware and software distribution business ("Merisel Canada"). Effective as of July 28, 2001, the Company completed the sale of Merisel Canada to Synnex Information Technologies, Inc. ("Synnex"). In addition, prior to 2001 the Company operated a full-line U.S. computer products distribution business which, excluding software licensing, the Company determined to wind down in December 2000. Effective as of October 27, 2000, the Company completed the sale to Arrow Electronics, Inc. ("Arrow") of its Merisel Open Computing Alliance ("MOCA") business unit, a distributor of Sun Microsystems products. During the fourth quarter of 2001, the Company decided to discontinue operation of its Optisel business, a provider of logistics and electronic services, because of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business. As a consequence of the foregoing events, Merisel's only on-going business is its software licensing business. The Company is, however, actively seeking and exploring acquisition and other investment opportunities.

The information for the three and six months ended June 30, 2002 and 2001 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   Liquidity

At June 30, 2002, the Company had cash and cash equivalents of approximately $50 million. The Company has developed an operating plan for 2002 that focuses upon growing its software licensing distribution business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which cash balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. All anticipated wind-down related expenditures are currently recorded as accrued liabilities and/or accounts payable on the Company's balance sheet. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company would

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

have less liquidity to meet its working capital needs.

3.       New Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity's risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company believes that the adoption of SFAS No. 145 will result in the reclassification of the amount related to early extinguishment of debt previously recorded as an extraordinary item to a component of operating loss.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when incurred as opposed to an entity's commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

4.       Revenue Recognition

The Company recognizes revenue from software licensing sales when the rights and risks of ownership are substantially passed to the customer as licenses are issued and/or products are shipped. All sales are final and the product or license becomes the responsibility of the customer at the time of shipment or issuance and is not subject to any further obligation or performance by the Company.

Beginning in 2002, the Company began selling product updates and customer support services as new sources of revenue. Revenue for providing certain product update and customer support services is deferred and recognized over the term of the arrangement. Training and consulting revenue is recognized according to the terms of the service arrangement.

The price for all products, licenses and services sold is fixed at the time of the sale prior to the issuing of the license, shipment of the product or performance of services. The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. The Company, subject to certain limitations including approval of its manufacturers/suppliers, may permit its customers to return products and to exchange products or receive credits against future purchases. Additionally, the Company offers its customers several sales incentive programs that, among other things, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon the volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's vendors. A provision for estimated product returns and costs of customer incentive programs is recorded concurrently as a component of net sales with the recognition of revenue.

5.       Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's second quarter is the 13-week period ending on the Saturday nearest to June 30. For simplicity of presentation, the Company has described the interim periods and year-end period as of June 30 and December 31, respectively.

6.       Discontinued Operations

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

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


Summarized financial information for the discontinued operations is as follows (in thousands):


                                                           For the Three Months Ended    For the Six Months Ended June
                                                                    June 30,                          30,
                                                             2002           2001             2002             2001
                                                             ----           ----             ----             ----

Net Sales                                                      $0           $2,445           $1,105           $4,465
Income (loss) from Discontinued Operations                      0           (2,148)           1,066           (5,243)


7.       Restructuring Charges and Wind Down Related Liabilities

During the first quarter of 2002, the Company made the decision to reduce its workforce by approximately 17 full-time positions, which has resulted in the Company having approximately 47 employees. As a result, a restructuring charge of $485,000 related to severance and employee benefits was recorded in the first quarter of 2002. A reduction to previously recorded charges related to employee benefits of $220,000 was also recorded in the first quarter of 2002.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Additional adjustments of $14,000 to increase and $34,000 to decrease the reserve were recorded related to lease and contract commitments in the first and second quarters of 2002, respectively.

As of June 30, 2002, $3,779,000 of total restructuring costs had not been paid and was included in accrued liabilities on the balance sheet. The following tables set forth the activity and balances of the restructuring reserve account from December 31, 2001 to June 30, 2002 and the expected timing of payments (in thousands):

                                    December 31,                                                          June 30,
                                         2001                                                                2002
                                       Balance           Charges        Adjustments       Payments         Balance
                                 -------------------- --------------- ---------------- ---------------- --------------
Severance and related costs               $  1,176          $  485         $  (220)          $  853            $  588
Facility, lease and other                    4,184                             (20)             973             3,191
                                 -------------------- --------------- ---------------- ---------------- --------------
Total                                     $  5,360          $  485         $  (240)        $  1,826          $  3,779
                                 ==================== =============== ================ ================ ==============

                                                  Three months ended
                          ------------------------------------------------------------
Expected timing of         September 30,    December 31,      March 31,     June 30,
payouts                         2002             2002            2003          2003       Thereafter        Total
                          ---------------- ---------------- -------------- ------------ --------------- --------------
Severance and related
costs                           $  216             $170           $  124        $  78                           $588
Facility, lease and
other                              440              441              362          281          1,667           3,191
                          ---------------- ---------------- -------------- ------------ --------------- --------------
Total                           $  656           $  611           $  486       $  359       $  1,667        $  3,779
                          ================ ================ ============== ============ =============== ==============

In addition to the restructuring amount of $3,779,000 which is recorded in accrued liabilities, as of June 30, 2002, the Company has recorded $9,939,000 of other accrued liabilities and $5,082,000 of accounts payable related to the portion of its U.S. distribution business being wound down.

8.        Disposition of Assets

Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada. The purchase price was CDN$30.0 million, of which CDN$1.0 million was deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing. As of the expiration of the escrow period, which occurred during the third quarter of 2002, Synnex had not made any indemnification claims, and the remaining CDN$1.0 million was remitted to the Company.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The following table discloses the unaudited Pro Forma Condensed Consolidated Statements of Operations for the six-month period ended June 30, 2001 assuming that the disposition occurred on the first date of the period (in thousands).

                                                                    Pro Forma Adjustments
                                                             ------------------------------------
                                        Historical Merisel
                                             6/30/01             Canada     (a)        Other                Pro Forma
                                         ---------------     --------------       ---------------        ---------------

Net sales                                $     279,347       $    264,780                               $      14,567
Cost of sales                                  253,606            249,485                                       4,121
                                         ---------------     --------------       ---------------        ---------------
Gross profit                                    25,741             15,295                                      10,446
Selling, general & administrative
  expenses                                      25,366             13,345              $ 2,127      (b)        14,148
Restructuring charge                                                (229)                                         229
Impairment charge                               29,416             29,416
                                         ---------------     --------------       ---------------        ---------------
Operating loss                                 (29,040)           (27,237)              (2,127)                (3,931)
Interest expense, net                              805              1,639                  834      (c)
Other expense, net                                 971                330                                         641
                                         ---------------     --------------       ---------------        ---------------
Loss from continuing operations before
  income taxes and extraordinary item          (30,816)           (29,206)              (2,961)                (4,572)
Income tax provision (benefit)                     647                 (4)                                        651
                                         ---------------     --------------       ---------------        ---------------
Loss from continuing operations
  before extraordinary item               $    (31,463)      $    (29,202)         $    (2,961)           $    (5,223)
                                         ===============     ==============       ===============        ===============

Net loss per share from continuing
  operations before extraordinary item
  less preferred dividends               $       (4.00)                                                   $      (.73)
                                         ===============     ==============       ===============        ===============

Weighted Average Number of
  Shares Outstanding                             8,031                                                          8,031
                                         ===============     ==============       ===============        ===============

(a) Merisel Canada - Represents the historical unaudited balances of Merisel Canada for the six months ended June 30, 2001, which are eliminated to reflect the sale of Merisel Canada to Synnex.

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

Pro Forma operating results, reflecting similar adjustments in the above table, for the three month period ended June 30, 2001 for net sales, operating income and income form continuing operations before extraordinary item were $8,427,000 $5,203,000 $4,308,000 respectively.

In May 2002 the Company completed the sale of an office building in Cary, North Carolina. The $3,000,000 purchase price was paid $25,000 in cash and the remainder in a promissory note due May 20, 2004 or earlier in certain circumstances. The note bears interest at the prime rate plus 2.25% payable monthly and is secured by the property. The prime rate was 4.75% at June 30,

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

2002. The Company recorded the promissory note at a discounted amount of $2,714,000 which approximates the carrying value of the property. The Company recognized no gain or loss on the sale of the property, net of actual disposal costs. In connection with the sale, the Company agreed to lend the purchaser up to an additional $1,000,000, at terms similar to the note described above, to fund improvements to the property after the purchaser has funded $1,000,000 in initial improvements.

9.       Extraordinary Gain on Debt Extinguishment

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

10.      Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows (in thousands):


                                                         Three Months Ended June   Six Months Ended June 30,
                                                                   30,
                                                               2002          2001         2002          2001
                                                               ----          ----         ----          ----

Net income                                                     $437       $(23,915)        $865        $2,416
Other comprehensive loss - unrealized  loss on
available for sale securities                                   (82)                        (82)
Other comprehensive loss - foreign currency
translation adjustments                                                      1,397                       (104)
                                                         ------------ ------------- ------------ -------------
Comprehensive income (loss)                                    $355       $(22,518)        $783        $2,312
                                                         ============ ============= ============ =============

11.      Earnings Per Share and Stockholders' Equity

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

                                                                              (In thousands)
                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                          2002            2001                2002           2001
                                                     ---------------- --------------     --------------- --------------
Income (loss) from operations before
  discontinued operations and extraordinary item            $437         $(21,767)             $(201)       $(31,463)
Preferred stock dividends                                   (346)            (320)              (686)           (633)
                                                     ---------------- --------------     --------------- --------------
Income (loss) available to common stockholders                91          (22,087)              (887)        (32,096)
Income (loss) from discontinued operations                                 (2,148)             1,066          (5,243)
Gain on sale of discontinued operations                                                                       36,250
Extraordinary gain on extinguishment of debt                                                                   2,872
                                                     ---------------- -------------- --- --------------- --------------
Net income (loss) available to common
   stockholders                                              $91         $(24,235)              $179          $1,783
                                                     ================ ==============     =============== ==============

On July 3, 2001 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 to repurchase shares of its common stock from time to time in the open market or otherwise. On March 25, 2002 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 during the remainder of 2002 for repurchases of its common stock. As of June 30, 2002, the Company had cumulatively repurchased approximately 263,000 shares under these authorizations for an aggregate cost of $529,000, which shares have been reflected as treasury stock in the accompanying consolidated balance sheet.

12.      Segment Information

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

                                          Three months ended June 30, 2002
                                                   (In thousands)
                                        U.S.
                                   Distribution        Canada            Total
                                 ----------------   ------------  -------------
Net sales to external customers        $17,845                          $17,845
Gross profit                             1,585                            1,585
Operating loss                              (1)                              (1)
Total segment assets                    68,037                           68,037

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

                                               Three months ended June 30, 2001
                                                        (In thousands)
                                        U.S.
                                    Distribution        Canada          Total
                                 ----------------   ------------  -------------
Net sales to external customers          $8,426       $108,258         $116,684
Gross profit                             10,225          6,352           16,577
Operating (loss) income                 (22,364)           589          (21,775)
Total segment assets                     96,672        108,218          204,890

                                                Six months ended June 30, 2002
                                                        (In thousands)
                                        U.S.
                                    Distribution        Canada            Total
                                 ----------------   ------------  -------------
Net sales to external customers         $33,618                         $33,618
Gross profit                              2,820                           2,820
Operating loss                           (1,015)                         (1,015)

                                                Six months ended June 30, 2001
                                                        (In thousands)
                                        U.S.
                                    Distribution        Canada            Total
                                 ----------------   ------------  -------------
Net sales to external customers         $14,567       $264,780         $279,347
Gross profit                             10,446         15,295           25,741
Operating loss                           (3,931)       (27,237)         (29,040)

13.      Prepaid Expenses and Other Current Assets

At June 30, 2002, prepaid expenses and other current assets include approximately $555,000 of investment securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company's chief executive officer. An offsetting obligation is included in accrued liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of June 30, 2002, there were unrealized holding losses of approximately $82,000. This unrealized loss has been recorded as a reduction of selling, general and administrative expenses and as a component of other comprehensive loss for the three and six months ended June 30, 2002.

14.      Commitments and Contingencies

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. In addition, over the last several years the Company has disposed of a number of businesses, including all of its operations outside the United States, many of which had obligations that had been guaranteed by the Company. In connection with those dispositions, the Company sought either to have any guarantees released or to be indemnified against any liabilities under guarantees. The Company may not have identified all guarantees to be released and, in at least one instance, the indemnification provided to the Company is no longer of any value. The Company believes that, largely because of the passage of time, its exposure to liability under these guarantees is remote.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"), a distributor of Sun Microsystems products. Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Effective as of July 28, 2001, the Company completed the sale of its Canadian distribution business, a full-line distributor of computer hardware and software products ("Merisel Canada"), to Synnex Information Technologies, Inc. ("Synnex"). On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001. As a consequence of the foregoing events, Merisel's on-going business today consists solely of its software licensing business. The Company is, however, actively seeking and exploring acquisition and other investment opportunities.

Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale to Arrow of its MOCA business unit. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of MOCA , plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.3 million, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36.3 million.

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

Sale of Merisel Canada

Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada. The purchase price was CDN$30.0 million, of which CDN$1.0 million was deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing. In connection with this transaction, in the quarter ended June 30, 2001 the Company recorded an impairment charge of approximately $29.4 million with respect to Merisel Canada related to the excess book value over expected cash consideration less transaction fees. During the fourth quarter of 2001 the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2.0 million to the Company, which is recorded as a $1.3 million adjustment to the impairment charge previously recorded in the second quarter of 2001. As of the expiration of the escrow period, which occurred during the third quarter of 2002, Synnex had not made any indemnification claims, and the remaining CDN$1.0 million was remitted to the Company.

RESULTS OF OPERATIONS

The Company reported net income available to common stockholders of $91,000, or $.01 per share, for the three months ended June 30, 2002, compared to a net loss available to common stockholders of $24,235,000, or $3.02 per share, for the 2001 period. The results for the three months ended June 30, 2001 include a loss from discontinued operations of $2,148,000. The Company reported net income available to common stockholders of $179,000, or $.02 per share, for the six months ended June 30, 2002, compared to net income available to common stockholders of $1,783,000, or $.22 per share, for the 2001 period. The results include a gain from discontinued operations of $1,066,000 for the six months ended June 30, 2002 and, for the six months ended June 30, 2001, a loss from discontinued operations of $5,243,000 and a gain on sale of discontinued operations of $36,250,000. The discussion and analysis below does not reflect discontinued operations, but does include the Company's U.S. distribution business and, for the 2001 period, its Canadian distribution business.

Three Months Ended June 30, 2002 as Compared to the Three Months Ended June 30, 2001.

The Company's net sales decreased 85% from $116,684,000 in the quarter ended June 30, 2001 to $17,845,000 in the quarter ended June 30, 2002. The decrease resulted from the sale of the Canadian distribution business effective July 28, 2001. Net sales for the software licensing business were $8.3 million in the 2001 period. The increase in net sales for the U.S. distribution business resulted from the focus the Company has on growing its software licensing business. In August 2002 the Company was advised by one of its largest vendors that it is terminating its relationship with the Company effective August 31, 2002. For the three months and six months ended June 30, 2002 and the year ended December 31, 2001, that vendor accounted for 21.3%, 24.8% and 23.4%, respectively, of software licensing sales. The Company expects that such termination will have an adverse effect on the Company's sales for a number of quarters. In addition, it will increase the Company's dependence on its largest vendor, which for the three months and six months ended June 30, 2002 and the year ended December 31, 2001 accounted for 74.8%, 71.4% and 71.2%, respectively, of software licensing sales.

Gross profit decreased $14,992,000 from $16,577,000 in the second quarter of 2001 to $1,585,000 in the second quarter of 2002. Gross profit as a percentage of sales, or gross margin, was 14.2% for the three months ended June 30, 2001 compared to 8.9% for the three months ended June 30, 2002. The 2001 and 2002 periods reflect reductions in cost of sales of approximately $9,646,000 and $810,000, respectively, relating primarily to the settlement of certain discontinued vendor accounts associated with the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 5.9% and 4.3% in the 2001 and 2002 periods, respectively. Excluding the results of the Canadian distribution business and the adjustments, gross profit would have been $579,000 or 7.0% of sales in the second quarter of 2001. The decrease in gross margin is related to a combination of pricing pressure experienced in the software licensing business and reductions in vendor rebates as a result of changes in vendor terms.

Selling, general and administrative expenses decreased by 82.0% from $8,936,000 in the second quarter of 2001 to $1,620,000 in the second quarter of 2002. This reduction reflects primarily the sale of the Canadian distribution business effective July 28, 2001 and the substantial reduction of costs associated with the portion of the U.S. distribution business that was being wound down during the second quarter of 2001. The Company had approximately $3,857,000 and $508,000 of favorable adjustments related to the wind-down of the U.S. distribution business in the second quarters of 2001 and 2002, respectively, which caused a reduction of selling, general and administrative expenses for those periods. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 11.0% in the three months ended June 30, 2001 compared to 11.9% in the 2002 period. Excluding the results of the Canadian distribution business and the adjustments, selling, general and administrative expenses, which included substantial amounts related to the wind-down of the U.S. distribution business, would have been $6,801,000 or 80.7% of net sales in the second quarter of 2001.

As a result of the above items, the Company had an operating loss of $1,000 for the three-month period ended June 30, 2002 compared to an operating loss of $21,775,000 for the three-month period ended June 30, 2001.

Six Months Ended June 30, 2002 as Compared to the Six Months June 30, 2001.

The Company's net sales decreased 90% from $279,347,000 in the six months ended June 30, 2001 to $33,618,000 in the six months ended June 30, 2002. The decrease resulted from the sale of the Canadian distribution business effective July 28, 2001. Net sales for the 2001 period excluding sales from the Canadian distribution business were $14.6 million, of which $13.4 million was generated by the software licensing business. The increase in net sales for the U.S. distribution business resulted from the focus the Company has on growing its software licensing business.

Gross profit decreased $22,921,000 from $25,741,000 in the first half of 2001 to $2,820,000 in the first half of 2002. Gross profit as a percentage of sales, or gross margin, was 9.2% for the six months ended June 30, 2001 compared to 8.4% for the six months ended 2002. The 2001 and 2002 periods reflect reductions in cost of sales of approximately $9,405,000 and $1,302,000, respectively, primarily relating to the settlement of certain discontinued vendor accounts associated with the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 5.8% and 4.5% in the 2001 and 2002 periods, respectively. Excluding results of the Canadian distribution business and the adjustments, gross profit would have been $938,000 or 7.1% of net sales in the first half of 2001. The decrease in gross margin is primarily related to pricing pressures experienced in the software licensing business and lower vendor rebates due to changes in vendor terms.

Selling, general and administrative expenses decreased by 86% from $25,365,000 in the first six months of 2001 to $3,590,000 in the 2002 period. This reduction reflects primarily the sale of the Canadian distribution business effective July 28, 2001 and the substantial reduction of costs associated with the portion of the U.S. distribution business that was being wound down during the second quarter of 2001. The Company had approximately $4,370,000 and $508,000 of favorable adjustments related to the wind-down of the U.S. distribution business in the first six months of 2001 and 2002, respectively, which caused a reduction of selling, general and administrative expenses for those periods. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 10.6% in the six months ended June 30, 2001 compared to 12.2% in the 2002 period, the increase primarily a result of decreased sales volumes in relation to fixed costs. Excluding results of the Canadian distribution business and the adjustments, selling, general and administrative expenses, which included substantial amounts related to the wind down of the U.S. distribution business, would have been $16,391,000 or 113% of net sales in the first half of 2001.

During the first quarter of 2002, the Company made the decision to reduce its workforce by approximately 17 full-time positions, which has resulted in the Company having approximately 47 employees. As a result, a restructuring charge of $485,000 related to severance and employee benefits was recorded in the first quarter of 2002. A reduction to previously recorded charges related to employee benefits of $220,000 was also recorded in the first quarter of 2002. An additional restructuring charge of $14,000 was recorded related to lease and contract commitments in the first quarter of 2002.

As a result of the above items, the Company had an operating loss of $1,015,000 for the six-month period ended June 30, 2002 compared to an operating loss of $29,040,000 for the six-month period ended June 30, 2001.

Interest Expense; Other Expense; and Income Tax Provision

Interest income increased from $105,000 in the second quarter of 2001 to $476,000 in the second quarter of 2002 and increased from expense of $805,000 in the six months ended June 30, 2001 to income of $810,000 in the six months ended June 30, 2002. The change primarily reflects the fact that the Company had no indebtedness during the 2002 periods as a result of the sale of Merisel Canada in July 2001, which eliminated the interest associated with its revolving credit facility, as well as interest income earned on invested cash balances and early pay discounts taken in the 2002 period.

Other expense for the Company decreased from $971,000 in the six months ended June 30, 2001 to income of $84,000 in the six months ended June 30, 2002. Other income in the 2002 period reflects a gain recognized on the sale of property, plant and equipment that had been fully depreciated. Other expense for the 2001 period primarily reflects fees related to Merisel Canada's asset securitization facility, which was terminated in the first quarter of 2001.

The income tax provision decreased from a benefit of $83,000 and expense of $647,000 in the three and six months ended June 30, 2001, respectively to $40,000 and $80,000 for the three and six months ended June 30, 2002, respectively. The decrease for the six-month period is largely attributable to the sale of Merisel Canada. The change for the three-month period occurred due to the adjustment of previously recorded provisions made in the second quarter of 2001, which resulted in the recording of a tax benefit. In all periods, the income tax rate reflects primarily the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss carry forwards to offset federal income taxes in the current period.

Loss from Continuing Operations Before Extraordinary Item

As a result of the above items, the Company had income from continuing operations before extraordinary item of $437,000 for the three months ended June 30, 2002 compared to a loss of $21,767,000 for the 2001 period. The Company reported a loss from continuing operations before extraordinary item of $201,000 for the six months ended June 30, 2002 compared to a loss of $31,463,000 for the six months ended June 30, 2001.

Extraordinary Gain; Gain on Sale of MOCA

In the first half of 2001, the Company purchased and redeemed $23,803,000 aggregate principal amount of 12.5% Notes for an aggregate cost of $20,931,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $2,872,000 for the six months ended June 30, 2001. See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the six months ended June 30, 2002 was $6,308,000. The primary use of cash was a decrease in accrued expenses of $5,180,000, which was primarily related to the wind-down of the U.S. distribution business.

Net cash used for investing activities was $762,000 and consisted of $109,000 of proceeds from the sale of property and equipment and $637,000 used for the purchase of securities in connection with an employee deferred compensation agreement.

Debt Obligations, Financing Sources and Capital Expenditures

In January 2001, the Company purchased $20,175,000 of the 12.5% Notes, and the remaining outstanding balance of $3,628,000 which was redeemed in February 2001, for a combined discounted amount of $20,931,000. As a result, the Company recognized an extraordinary gain of approximately $2,872,000 in the first quarter of 2001. As a result, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged.

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

ASSET MANAGEMENT

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At June 30, 2002, the Company's two largest customers represented 33%, or $4,567,000, of the Company's total trade receivables. Net sales to these customers represented $5,065,000, or 29%, and $13,062,000, or 35%, of the Company total net sales for the three and six months ended June 30, 2002, respectively. The Company believes it has established an adequate reserve against the June 30, 2002 accounts receivable balance.

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At June 30, 2002, the Company had cash investments of $48,209,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $1,964,000 maintained in various checking accounts at June 30, 2002. As a result of the sale of Merisel Canada effective July 28, 2001, the Company has no outstanding long-term debt and no significant foreign currency risk.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of Merisel.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 10.1-Real Property Purchase and Sale Agreement dated as of December 10, 2001 by and between HD Acquisitions, LLC and Merisel Properties, Inc.

                  Exhibit 10.2-Tenth Amendment to Real Property Purchase and Sale Agreement dated as of May 10, 2002 between DCF I, LLC, the successor in interest to HD Acquisitions, LLC, and Merisel Properties, Inc.

                  Exhibit 10.3-Consent to Assignment of Land Purchase Agreement dated May 10, 2002 between Merisel Properties Inc., HD Acquisitions, LLC and DCF I, LLC.

                  Exhibit 10.4-Purchase Money Note dated May 20, 2002 issued by DCF I, LLC to Merisel Properties, Inc.

                  Exhibit 10.5-Purchase Money Deed of Trust dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.

                  Exhibit 10.6-Construction Promissory Note dated May 20, 2002 issued by DCF I , LLC to Merisel Properties, Inc.

                  Exhibit 10.7-Deed of Trust and Security Agreement dated as of May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.

                  Exhibit 10.8-Construction Loan Agreement dated May 20, 2002 between DCF I, LLC, Anthony Dilweg and Merisel Properties, Inc.

                  Exhibit 99.1-Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 2002.

                           None.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2002


                                 Merisel, Inc.



                                 By:/S/Timothy N. Jenson
                                    ---------------------------------------
                                   Timothy N. Jenson
                                   Chief Executive Officer, President and Chief
                                   Financial Officer
                                  (Principal Executive and Financial Officer)