Form 10-Q
period 2002-09-30
MERISEL INC /DE/
filed 2002-11-12
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

For the transition period from _______________ to ___________

                         Commission File Number 0-17156

                          MERISEL, INC.
         (Exact name of registrant as specified in its charter)

Delaware                                         95-4172359
--------                                         ----------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

200 Continental Boulevard
El Segundo, CA                                               90245-0984
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)


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

                                 Yes X No _____

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). [NOTE: required if public float of $75 mil]

                                 Yes No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                      Number of Shares Outstanding
Common Stock, $.01 par value              as of November 11, 2002
                                          7,619,095 Shares

                                  MERISEL, INC.

                                      INDEX


                                                                  Page Reference
PART I   FINANCIAL INFORMATION (UNAUDITED)

                  Consolidated Balance Sheets as of                         1
                  September 30, 2002 and December 31, 2001

                  Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 2002 and 2001   3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2002 and 2001             4

                  Notes to Consolidated Financial Statements                5

                  Management's Discussion and Analysis of                  15
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure      21

                  Disclosure Controls and Procedures                       21

PART II  OTHER INFORMATION                                                 22

                  SIGNATURES                                               23

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





                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS


                                                                             September 30,             December 31,
                                                                                  2002                     2001
                                                                           -------------------      -------------------
Current assets:
Cash and cash equivalents                                                         $48,373                 $55,578
Accounts receivable (net of allowances of $1,724 and $703 for 2002                 13,420                   8,831
and 2001, respectively)
Inventories                                                                            13                     117
Prepaid expenses and other current assets                                             634                     920
                                                                           -------------------      -------------------
  Total current assets                                                             62,440                  65,446

Property and equipment, net                                                           884                   3,418

Other assets                                                                        2,805                      91
                                                                           -------------------      -------------------

Total assets                                                                      $66,129                 $68,955
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



                          PART 1. FINANCIAL INFORMATION


                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,
                                                                                    2002             December 31, 2001
                                                                             -------------------    --------------------

Current liabilities:
Accounts payable                                                                    $12,697                $11,763
Accrued liabilities                                                                  16,720                 21,797
                                                                             -------------------    --------------------
  Total current liabilities                                                          29,417                 33,560

Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized
   1,000,000 shares; 150,000 shares issued and outstanding                           18,007                 16,969
Common stock, $.01 par value, authorized 150,000,000
   shares; 8,026,375  and 8,030,844 shares issued for 2002
   and 2001, respectively; 7,619,095 and 7,842,644 shares
   outstanding for 2002 and 2001, respectively                                           76                     78
Additional paid-in capital                                                          280,189                281,343
Accumulated deficit                                                                (260,568)              (262,669)
Accumulated other comprehensive loss                                                   (152)
Treasury stock                                                                         (840)                  (326)
                                                                             -------------------    --------------------
Total stockholders' equity                                                           36,712                 35,395
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $66,129                $68,955
                                                                             ===================    ====================












              See accompanying notes to consolidated financial statements.


                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                        2002              2001                    2002               2001
                                                   ---------------     ----------------    ------------------    -----------------

Net sales                                            $20,714              $42,199               $54,332             $321,545

Cost of sales                                         18,057               37,862                48,856              291,467
                                                   ---------------     ----------------    ------------------    -----------------

Gross profit                                           2,657                4,337                 5,476               30,078

Selling, general & administrative expenses             2,443                3,809                 6,032               29,174
Restructuring charge                                                         (135)                  245                2,190
Impairment charge                                                                                                     29,416
                                                   ---------------     ----------------    ------------------    -----------------

Operating income (loss)                                  214                  663                  (801)             (30,702)

Interest (income) expense, net                          (582)                (521)               (1,392)                 284
Other (income) expense, net                              (53)                 (26)                 (137)                 945
                                                   ---------------     ----------------    ------------------    -----------------

Income (loss) from operations  before income
taxes, discontinued operations and extraordinary         849                1,210                   728              (31,931)
item

Income tax provision (benefit)                          (338)                 299                  (258)                 946
                                                   ---------------     ----------------    ------------------    -----------------

Income (loss) from operations before
discontinued operations and  extraordinary item        1,187                  911                   986              (32,877)

Discontinued operations:
  Income (loss) from discontinued operations              49                  371                 1,115               (2,547)
  Gain on sale of discontinued operations                                                                             36,250
                                                   ---------------     ----------------    ------------------    -----------------
Income before extraordinary item                       1,236                1,282                 2,101                  826

Extraordinary gain on extinguishment of debt, net                                                                      2,872
                                                   ---------------     ----------------    ------------------    -----------------

Net income                                            $1,236               $1,282                $2,101               $3,698
                                                   ===============     ================    ==================    =================

Preferred stock dividends                                353                  326                 1,039                  959
                                                   ---------------     ----------------    ------------------    -----------------
Net income available to common stockholders             $883                 $956                $1,062               $2,739
                                                   ===============     ================    ==================    =================

Net income (loss) per share (basic and diluted):
  Income (loss) from operations before
 discontinued   operations and extraordinary
 item less preferred dividends                       $   .11             $    .07             $    (.01)          $    (4.22)

  Income (loss) from discontinued operations                                  .05                   .14                 (.32)
  Gain on sale of discontinued operations                                                                               4.52
  Extraordinary gain on extinguishment of debt,                                                                          .36
net
                                                   ---------------     ----------------    ------------------    -----------------
  Net income available to common stockholders        $   .11              $   .12             $     .13            $     .34
                                                   ===============     ================    ==================    =================

Weighted average number of shares
  Basic                                                7,707                8,014                 7,773                8,025
  Diluted                                              7,707                8,019                 7,773                8,025

             See accompanying notes to consolidated financial statements.



                          MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                  2002                    2001
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $2,101                    $3,698
Less:  Gain on sale of MOCA                                                                                 (36,250)
Less:  Extraordinary gain on extinguishment of debt                                                          (2,872)
Less: (income) loss from discontinued operations, net                              (1,115)                    2,547
                                                                            ------------------      -------------------
Income (loss) from continuing operations                                              986                   (32,877)
Adjustments to reconcile net income (loss) from continuing operations to net cash used by operating activities:
  Depreciation and amortization                                                        28                     4,438
  Provision for doubtful accounts                                                     757                    (3,769)
  Impairment losses                                                                                          29,416
  Restricted stock units compensation expense                                        (119)
  Deferred compensation                                                              (152)
  Gain on sale of property and equipment                                             (135)
Changes in operating assets and liabilities:
  Accounts receivable                                                              (5,346)                  (26,856)
  Inventories                                                                         104                    17,500
  Prepaid expenses and other current assets                                           (30)                    5,737
  Accounts payable                                                                    934                   (29,203)
  Accrued liabilities                                                              (5,595)                  (18,001)
                                                                            ------------------      -------------------
Net cash used for operating activities                                             (8,568)                  (53,615)
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                             (114)
Proceeds from sale of MOCA                                                                                   36,250
Proceeds from sale of Canada                                                          670                    14,686
Purchase of securities                                                               (637)
Transaction costs on sale of property                                                (234)
Proceeds from sale of property and equipment                                          162                       740
                                                                            ------------------      -------------------
Net cash (used for) provided by investing activities                                  (39)                   51,562
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing facility                                                                             35,963
Repayments under other financing                                                                             (1,333)
Purchase of bonds                                                                                           (20,931)
Purchase of treasury stock                                                           (515)                      (98)
                                                                            ------------------      -------------------
Net cash used for financing activities                                               (515)                   13,601

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                         (75)

NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                             1,917                      (785)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (7,205)                   10,688

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     55,578                    46,865
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $48,373                   $57,553
                                                                            ==================      ===================



              See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a software licensing solution provider. Prior to July 28, 2001, the Company also operated a Canadian computer hardware and software distribution business ("Merisel Canada"). Effective as of July 28, 2001, the Company completed the sale of Merisel Canada to Synnex Information Technologies, Inc. ("Synnex"). In addition, prior to 2001 the Company operated a full-line U.S. computer products distribution business which, excluding software licensing, the Company determined to wind down in December 2000. Effective as of October 27, 2000, the Company completed the sale to Arrow Electronics, Inc. ("Arrow") of its Merisel Open Computing Alliance ("MOCA") business unit, a distributor of Sun Microsystems products. During the fourth quarter of 2001, the Company decided to discontinue operation of its Optisel business, a provider of logistics and electronic services, because of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business. As a consequence of the foregoing events, Merisel's only on-going business is its software licensing business. The Company is, however, actively seeking and exploring acquisition and other investment opportunities.

The information for the three and nine months ended September 30, 2002 and 2001 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures included in these consolidated financial statements are adequate to make the information not misleading. Certain amounts for 2001 have been reclassified to conform to the 2002 presentation. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.   Liquidity

At September 30, 2002, the Company had cash and cash equivalents of approximately $48 million. The Company has developed an operating plan for 2002 that focuses upon growing its software licensing business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that with its cash balances after wind-down related expenditures, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. All anticipated wind-down related expenditures are currently recorded as accrued liabilities and/or accounts payable on the Company's consolidated balance sheet. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company would have less liquidity to meet its working capital needs.

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

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity's risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company believes that the adoption of SFAS No. 145 will result in the reclassification of the amount related to early extinguishment of debt previously recorded as an extraordinary item to a component of operating loss.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when incurred as opposed to an entity's commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

4.       Revenue Recognition

The Company derives revenues from software licensing, product updates and customer support services and training and consulting services purchased directly from third party vendors. The Company records revenue from software licensing when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred (as prescribed by Statement of Position ("SOP") 97-2, "Software

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Revenue Recognition"). In arrangements that include software licenses and professional services and/or product updates ("multiple elements"), the Company allocates revenue based on vendor specific objective evidence ("VSOE") of fair value of all elements, defers revenue for the undelivered items and recognizes as revenue the fair value of the delivered items based on VSOE of each element determined by the price for which the element is sold separately.

The Company recognizes product updates and customer support services revenue ratably over the term of the arrangement. Revenue from training and consulting services is recognized when the services are completed.

The Company recognizes revenue on a gross basis as (a) the Company has sole discretion in determining the price for which it sells software licenses and services, (b) its suppliers impose no control or limitations on the Company's pricing, (c) the Company assumes all credit risk associated with its customers,
(d) the Company often actively assists the customer in the selection of its products and services and (e) the Company has the discretion to purchase the products and services it offers from a variety of different suppliers and distributors.

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

5.       Risks and Uncertainties

In August 2002 the Company was advised by one of its largest vendors that it is terminating its relationship with the Company effective August 31, 2002. For the three months and nine months ended September 30, 2002 and the year ended December 31, 2001, that vendor's products accounted for 13.0%, 20.0% and 23.4%, respectively, of software licensing sales. The Company expects that such termination will have an adverse effect on the Company's sales for a number of quarters. In addition, it will increase the Company's dependence on its largest vendor, which for the three months and nine months ended September 30, 2002 and the year ended December 31, 2001 accounted for 75.0%, 72.2% and 71.2%, respectively, of software licensing sales.

6.       Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The Company's third quarter is the 13-week period ending on the Saturday

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

nearest to September 30. For simplicity of presentation, the Company has described the interim periods and year-end period as of September 30 and December 31, respectively.

7.       Discontinued Operations

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

The Company has reclassified its consolidated financial statements to reflect the discontinuance of Optisel's operations and to segregate the revenues, direct costs and expenses, assets and liabilities, and cash flows of this business. The net operating results and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements. The Company's consolidated financial statements also reflect the gain realized on the sale of the MOCA business in the first quarter of 2001.

Summarized financial information for the discontinued operations is as follows (in thousands):

                                                           For the Three Months Ended      For the Nine Months Ended
                                                                 September 30,                   September 30,
                                                             2002           2001             2002             2001
                                                             ----           ----             ----             ----

Net Sales                                                      $0           $2,814           $1,105          $7,279
Income (loss) from Discontinued Operations                     49              371            1,115          (2,547)

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

As of September 30, 2002, $3,181,000 of total restructuring costs had not been paid and was included in accrued liabilities on the balance sheet. The following tables set forth the activity and balances of the restructuring reserve account from December 31, 2001 to September 30, 2002 and the expected timing of payments (in thousands):

                                    December 31,                                                        September 30,
                                         2001                                                                2002
                                       Balance           Charges        Adjustments       Payments         Balance
                                 -------------------- --------------- ---------------- --------------- ----------------

Severance and related costs               $  1,176          $  485         $  (220)        $  1,028           $  413
Facility, lease and other                    4,184                             (20)           1,396            2,768
                                 -------------------- --------------- ---------------- --------------- ----------------
Total                                     $  5,360          $  485         $  (240)        $  2,424         $  3,181
                                 ==================== =============== ================ =============== ================

                                                 Three months ended
                          ------------------------------------------------------------------

Expected timing of         December 31,       March 31,       June 30,      September 30,
payouts                         2002             2003           2003             2003        Thereafter      Total
                          ---------------- ---------------- ------------- ------------------ ------------ ------------

Severance and related
costs                             $175           $  159             $  79                                         $413
Facility, lease and
other                              459              362               361           349             1,237        2,768
                          ---------------- ---------------- ------------- ------------------ ------------ ------------
Total                           $  634           $  521            $  440        $  349          $  1,237     $  3,181
                          ================ ================ ============= ================== ============ ============

In addition to the restructuring amount of $3,181,000 which is recorded in accrued liabilities, as of September 30, 2002, the Company has recorded $10,489,000 of other accrued liabilities and $3,833,000 of accounts payable related to the portion of its U.S. distribution business being wound down.

9.       Disposition of Assets

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The following table discloses the unaudited Pro Forma Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2001 assuming that the disposition occurred on the first date of the period (in thousands).

                                                                    Pro Forma Adjustments
                                                             ------------------------------------
                                            Historical         Merisel
                                             9/30/01           Canada        (a)        Other             Pro Forma
                                         ---------------     --------------       ---------------        ---------------

Net sales                                $     321,545       $    295,682                               $      25,863
Cost of sales                                  291,467            278,679                                      12,788
                                         ---------------     --------------       ---------------        ---------------
Gross profit                                    30,078             17,003                                      13,075
Selling, general & administrative
  Expenses                                      29,174             15,041                2,127      (b)        16,260
Restructuring charge                             2,190              (229)                                       2,419
Impairment charge                               29,416             29,416
                                         ---------------     --------------       ---------------        ---------------
Operating loss                                 (30,702)           (27,225)              (2,127)                 (5,604)
Interest expense, net                              284              1,799                  834      (c)
Other expense, net                                 945                334                                         611
                                         ---------------     --------------       ---------------        ---------------
Loss from continuing operations before
  income taxes and extraordinary item          (31,931)           (29,358)              (2,961)                (6,215)
Income tax provision                               946                297                                         651
                                         ---------------     --------------       ---------------        ---------------
Loss from continuing operations
  before extraordinary item               $    (32,877)      $    (29,655)         $    (2,961)           $    (6,866)
                                         ===============     ==============       ===============        ===============

Net loss per share from continuing
  operations before extraordinary item
  less preferred dividends                 $      (4.22)                                                     $   (.98)
                                         ===============     ==============       ===============        ===============

Weighted Average Number of
  Shares Outstanding                              8,025                                                         8,025
                                         ===============     ==============       ===============        ===============

(a) Merisel Canada - Represents the historical unaudited balances of Merisel Canada for the nine months ended September 30, 2001, which are eliminated to reflect the sale of Merisel Canada to Synnex.

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

Pro Forma operating results, reflecting similar adjustments in the above table, for the three month period ended September 30, 2001 for net sales, operating income and income from continuing operations before extraordinary item were $11,297,000, $651,000, and $1,364,000 respectively.

In May 2002 the Company completed the sale of an office building in Cary, North Carolina. The $3,000,000 purchase price was paid $25,000 in cash and the remainder in a promissory note due May 20, 2004 or earlier in certain circumstances. The note bears interest at the prime rate plus 2.25% payable monthly and is secured by the property. The prime rate was 4.75% at September

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

30, 2002. The Company recorded the promissory note at a discounted amount of $2,714,000 which approximates the carrying value of the property. The Company recognized no gain or loss on the sale of the property, net of actual disposal costs. In connection with the sale, the Company agreed to lend the purchaser up to an additional $1,000,000, at terms similar to the note described above, to fund improvements to the property after the purchaser has funded $1,000,000 in initial improvements.

10.      Extraordinary Gain on Debt Extinguishment

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

11.      Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows (in thousands):


                                                           Three Months Ended          Nine Months Ended
                                                              September 30,              September 30,
                                                               2002          2001         2002          2001
                                                               ----          ----         ----          ----

Net income                                                 $1,236         $1,282       $2,101        $3,698
Other comprehensive loss - unrealized  loss on
available for sale securities                                 (70)                       (152)
                                                        ------------ ------------- ------------ -------------
Comprehensive income                                       $1,166         $1,282       $1,949        $3,698
                                                        ============ ============= ============ =============

12.      Earnings Per Share and Stockholders' Equity

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding potential common shares including stock options, convertible preferred stock and restricted stock units using the "treasury stock" method. Basic and diluted earnings per share are equal for the three and nine months ended September 30, 2002 because potential common shares equivalents are anti-dilutive.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

                                                                              (In thousands)
                                                           Three months ended                  Nine months ended
                                                             September 30,                       September 30,
                                                          2002            2001                2002           2001
                                                     ---------------- --------------     --------------- --------------
Income (loss) from operations before
  discontinued operations and extraordinary item          $1,187             $911               $986        $(32,877)
Preferred stock dividends                                   (353)            (326)            (1,039)           (959)
                                                     ---------------- --------------     --------------- --------------
Income (loss) available to common stockholders               834              585                (53)        (33,836)
Income (loss) from discontinued operations                    49              371              1,115          (2,547)
Gain on sale of discontinued operations                                                                       36,250
Extraordinary gain on extinguishment of debt                                                                   2,872
                                                     ---------------- -------------- --- --------------- --------------
Net income available to common stockholders                 $883             $956             $1,062          $2,739
                                                     ================ ==============     =============== ==============

On July 3, 2001 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 to repurchase shares of its common stock from time to time in the open market or otherwise. On March 25, 2002 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 during the remainder of 2002 for repurchases of its common stock. As of September 30, 2002, the Company had cumulatively repurchased approximately 407,000 shares under these authorizations for an aggregate cost of $846,000 (including approximately $6,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheet.

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

                                            Three months ended September 30, 2002
                                                        (In thousands)
                                           U.S.
                                       Distribution        Canada            Total

Net sales to external customers             $20,714                          $20,714
Gross profit                                  2,657                            2,657
Operating income                                214                              214
Total segment assets                         66,129                           66,129

                                            Three months ended September 30, 2001
                                                        (In thousands)
                                           U.S.
                                       Distribution        Canada            Total

Net sales to external customers             $11,297         $30,902          $42,199
Gross profit                                  2,629           1,708            4,337
Operating income                                651              12              663
Total segment assets                         69,518                           69,518

                                             Nine months ended September 30, 2002
                                                        (In thousands)
                                           U.S.
                                       Distribution        Canada            Total
Net sales to external customers             $54,332                          $54,332
Gross profit                                  5,476                            5,476
Operating loss                                 (801)                            (801)

                                             Nine months ended September 30, 2001
                                                        (In thousands)
                                           U.S.
                                       Distribution        Canada            Total
Net sales to external customers             $25,863        $295,682         $321,545
Gross profit                                 13,075          17,003           30,078
Operating loss                               (3,477)        (27,225)         (30,702)

14.      Prepaid Expenses and Other Current Assets

At September 30, 2002, prepaid expenses and other current assets include approximately $485,000 of investment securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company's chief executive officer. An offsetting obligation is included in accrued liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of September 30, 2002, there were unrealized holding losses of approximately $152,000. This unrealized loss has been recorded as a component of other comprehensive loss.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

15.      Commitments and Contingencies

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"), a distributor of Sun Microsystems products. Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on its software licensing business and that the balance of the U.S. distribution business would be wound down. Effective as of July 28, 2001, the Company completed the sale of its Canadian distribution business, a full-line distributor of computer hardware and software products ("Merisel Canada"), to Synnex Information Technologies, Inc. ("Synnex"). On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001. As a consequence of the foregoing events, Merisel's on-going business today consists solely of its software licensing business. The Company is, however, actively seeking and exploring acquisition and other investment opportunities.

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

Wind-Down of U.S. Distribution Business

With respect to the U.S. distribution business, in December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, such business would focus solely on being a software licensing solution provider and the balance of the U.S. distribution business would be wound down. Although the wind-down was substantially complete by the end of the first quarter of 2001, the Company has substantial remaining obligations related to the U.S. distribution business, primarily with respect to leases, vendors and employee severance. See "Liquidity and Capital Resources" below.

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

RESULTS OF OPERATIONS

The Company reported net income available to common stockholders of $883,000, or $.11 per share, for the three months ended September 30, 2002, compared to net income available to common stockholders of $956,000, or $.12 per share, for the 2001 period. The results include income from discontinued operations of $49,000 and $371,000 for the three months ended September 30, 2002 and 2001, respectively. The Company reported net income available to common stockholders of $1,062,000, or $.13 per share, for the nine months ended September 30, 2002, compared to net income available to common stockholders of $2,739,000, or $.34 per share, for the 2001 period. The results include a gain from discontinued operations of $1,115,000 for the nine months ended September 30, 2002 and, for the nine months ended

September 30, 2001, a loss from discontinued operations of $2,547,000, a gain on sale of discontinued operations of $36,250,000, and a gain of $2,872,000 on extinguishment of debt. The discussion and analysis below does not reflect discontinued operations, but does include the Company's U.S. distribution business and, for the 2001 period, its Canadian distribution business.

Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001.

The Company's net sales decreased 51% from $42,199,000 in the quarter ended September 30, 2001 to $20,714,000 in the quarter ended September 30, 2002. The decrease resulted from the sale of the Canadian distribution business effective July 28, 2001. Net sales for the software licensing business were $11.3 million in the 2001 period. In August 2002 the Company was advised by one of its largest vendors that it is terminating its relationship with the Company effective August 31, 2002. For the three months and nine months ended September 30, 2002 and the year ended December 31, 2001, that vendor's products accounted for 13.0%, 20.0% and 23.4%, respectively, of software licensing sales. The Company expects that such termination will have an adverse effect on the Company's sales for a number of quarters. In addition, it will increase the Company's dependence on its largest vendor, which for the three months and nine months ended September 30, 2002 and the year ended December 31, 2001 accounted for 75.0%, 72.2% and 71.2%, respectively, of software licensing sales.

Gross profit decreased $1,680,000 from $4,337,000 in the third quarter of 2001 to $2,657,000 in the third quarter of 2002. Gross profit as a percentage of sales, or gross margin, was 10.3% for the three months ended September 30, 2001 compared to 12.8% for the three months ended September 30, 2002. The 2001 and 2002 periods reflect reductions in cost of sales of approximately $1,956,000 and $1,982,000, respectively, relating primarily to the settlement of certain discontinued vendor accounts associated with the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 5.6% and 3.3% in the 2001 and 2002 periods, respectively. Excluding the results of the Canadian distribution business and the adjustments discussed above, gross profit would have been $673,000 or 6.0% of sales in the third quarter of 2001. The decrease in adjusted gross margin is related to a combination of pricing pressure experienced in the software licensing business and reductions in vendor rebates as a result of changes in vendor terms.

Selling, general and administrative expenses decreased by 35.9% from $3,809,000 in the third quarter of 2001 to $2,443,000 in the third quarter of 2002. This reduction reflects primarily the sale of the Canadian distribution business effective July 28, 2001 and the substantial reduction of costs associated with the portion of the U.S. distribution business that was being wound down during the early part of 2001. The Company had approximately $200,000 and $32,000 of favorable adjustments related to the wind-down of the U.S. distribution business in the third quarters of 2001 and 2002, respectively, which caused a reduction of selling, general and administrative expenses for those periods. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 9.5% in the three months ended September 30, 2001 compared to 11.9% in the 2002 period. Excluding the results of the Canadian distribution business and the adjustments, selling, general and administrative expenses, which included substantial amounts related to the wind-down of the U.S. distribution business, would have been $2,113,000 or 18.7% of net sales in the third quarter of 2001.

As a result of the above items, the Company had operating income of $214,000 for the three-month period ended September 30, 2002 compared to operating income of $663,000 for the three-month period ended September 30, 2001.

Nine Months Ended September 30, 2002 as Compared to the Nine Months Ended September 30, 2001.

The Company's net sales decreased 83.1% from $321,545,000 in the nine months ended September 30, 2001 to $54,332,000 in the nine months ended September 30, 2002. The decrease resulted from the sale of the Canadian distribution business effective July 28, 2001. Net sales for the 2001 period excluding sales from the Canadian distribution business were $25.9 million, of which $24.7 million was generated by the software licensing business. The increase in net sales for the U.S. distribution business resulted from the Company's focus on growing its software licensing business.

Gross profit decreased $24,602,000 from $30,078,000 in the first three quarters of 2001 to $5,476,000 in the first three quarters of 2002. Gross profit as a percentage of sales, or gross margin, was 9.4% for the nine months ended September 30, 2001 compared to 10.1% for the nine months ended 2002. The 2001 and 2002 periods reflect reductions in cost of sales of approximately $11,360,000 and $3,284,000, respectively, primarily relating to the settlement of certain discontinued vendor accounts associated with the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 5.8% and 4.0% in the 2001 and 2002 periods, respectively. Excluding results of the Canadian distribution business and the adjustments discussed above, gross profit would have been $1,715,000 or 6.6% of net sales in the first three quarters of 2001. The decrease in adjusted gross margin is primarily related to pricing pressures experienced in the software solution provider business and lower vendor rebates due to changes in vendor terms.

Selling, general and administrative expenses decreased by 79.3% from $29,174,000 in the first nine months of 2001 to $6,032,000 in the 2002 period. This reduction reflects primarily the sale of the Canadian distribution business effective July 28, 2001 and the substantial reduction of costs associated with the portion of the U.S. distribution business that was being wound down during the early part of 2001. The Company had approximately $4,700,000 and $134,000 of favorable adjustments related to the wind-down of the U.S. distribution business in the first nine months of 2001 and 2002, respectively, which caused a reduction of selling, general and administrative expenses for those periods. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 10.5% in the nine months ended September 30, 2001 compared to 11.3% in the 2002 period, the increase primarily a result of decreased sales volumes in relation to fixed costs. Excluding results of the Canadian distribution business and the adjustments discussed above, selling, general and administrative expenses, which included substantial amounts related to the wind down of the U.S. distribution business, would have been $18,833,000 or 72.8% of net sales in the first three quarters of 2001.

During the first quarter of 2002, the Company made the decision to reduce its workforce by approximately 17 full-time positions, which resulted in the Company having approximately 47 remaining employees. As a result, a restructuring charge of $485,000 related to severance and employee benefits was recorded in the first quarter of 2002. A reduction to previously recorded charges related to employee benefits of $220,000 was also recorded in the first quarter of 2002.

Additional adjustments of $14,000 to increase and $34,000 to decrease the reserve were recorded related to lease and contract commitments in the first and second quarters of 2002, respectively.

As a result of the above items, the Company had an operating loss of $801,000 for the nine-month period ended September 30, 2002 compared to an operating loss of $30,702,000 for the nine-month period ended September 30, 2001.

Interest Expense; Other Expense; and Income Tax Provision

Interest income increased from $521,000 in the third quarter of 2001 to $582,000 in the third quarter of 2002 and increased from expense of $284,000 in the nine months ended September 30, 2001 to income of $1,392,000 in the nine months ended September 30, 2002. The year-to-date change primarily reflects the fact that the Company had no indebtedness during the 2002 periods as a result of the sale of Merisel Canada in July 2001, which eliminated the interest associated with its revolving credit facility, and interest income earned on invested cash balances and early pay discounts taken in the 2002 period.

Other expense for the Company decreased from $945,000 in the nine months ended September 30, 2001 to income of $137,000 in the nine months ended September 30, 2002. Other income in the 2002 period reflects a gain recognized on the sale of property, plant and equipment that had been fully depreciated. Other expense for the 2001 period primarily reflects fees related to Merisel Canada's asset securitization facility, which was terminated in the first quarter of 2001.

The income tax provision decreased from $299,000 and $946,000 in the three and nine months ended September 30, 2001, respectively to benefits of $338,000 and $258,000 for the three and nine months ended September 30, 2002, respectively. The decrease is largely attributable to the sale of Merisel Canada and the settlement of certain state income tax matters during the quarter ended September 30, 2002. The income tax rate reflects primarily the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss carry forwards to offset federal income taxes in the current period.

Loss from Continuing Operations Before Discontinued Operations and Extraordinary Item

As a result of the above items, the Company had income from continuing operations before extraordinary item of $1,187,000 for the three months ended September 30, 2002 compared to $911,000 for the 2001 period. The Company reported income from continuing operations before extraordinary item of $986,000 for the nine months ended September 30, 2002 compared to a loss of $32,877,000 for the nine months ended September 30, 2001.

Extraordinary Gain; Gain on Sale of MOCA

In the first three months of 2001, the Company purchased and redeemed $23,803,000 aggregate principal amount of 12.5% Notes for an aggregate cost of $20,931,000. As a result, the Company recognized an extraordinary gain, net of unamortized debt issuance costs, of approximately $2,872,000 for the nine months ended September 30, 2001. See "Liquidity and Capital Resources - Debt Obligations, Financing Sources and Capital Expenditures."

Additionally, for the nine months ended September 30, 2001 the Company had a gain of $36,250,000 in connection with the sale of MOCA.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future with respect to its software solution provider business. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the computer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates to existing products; (iii) intensity of price competition among the Company and its competitors as influenced by various factors; and (iv) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the dynamic qualities of the computer products distribution industry, the Company's revenues and earnings relating to its software solution provider business may be subject to material volatility, particularly on a quarterly basis, and the results for any quarterly period may not be indicative of results for a full fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the nine months ended September 30, 2002 was $8,568,000. The primary use of cash was a decrease in accrued expenses of $5,595,000, which was primarily related to the wind-down of the U.S. distribution business.

Net cash used for investing activities was $39,000 and consisted of $162,000 of proceeds from the sale of property and equipment and $637,000 used for the purchase of securities in connection with an employee deferred compensation agreement, offset by $670,000 received related to the sale of Merisel Canada.

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

Because the software solution provider business requires the maintenance of minimal levels of inventory and the Company anticipates making minimal capital expenditures related to that business during the foreseeable future, the Company's working capital requirements are much less than the Company's historical needs for its distribution business and it is able to meet its working capital needs without the need for any financing facility, in large part because of its substantial cash balances. As revenues of the software licensing business grow, the Company may seek to establish a working capital financing facility to provide additional funding for that business and for acquisitions.

Management believes that with its cash balances after wind-down related expenditures, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

ASSET MANAGEMENT

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At September 30, 2002, the Company's two largest customers represented 26%, or $3,776,000, of the Company's total trade receivables. Net sales to these customers represented $5,001,000, or 24%, and $17,635,000, or 31%, of the Company total net sales for the three and nine months ended September 30, 2002, respectively. The Company believes it has established an adequate reserve against the September 30, 2002 accounts receivable balance.

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At September 30, 2002, the Company had cash investments of $46,909,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $1,464,000 maintained in various checking accounts at September 30, 2002. As a result of the sale of Merisel Canada effective July 28, 2001, the Company has no outstanding long-term debt and no significant foreign currency risk.

Item 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries.
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 10.1 - Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition.

                  Exhibit 99.1-Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2002


                               Merisel, Inc.



                             By:/s/Timothy N. Jenson
                               ---------------------------------------
                               Timothy N. Jenson
                               Chief Executive Officer, President and Chief Financial Officer
                              (Principal Executive and Financial Officer)

                                 CERTIFICATIONS

         I, Timothy N. Jenson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Merisel, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     /s/Timothy N. Jenson
Date:    November 11, 2002          ------------------------------------------
                                     Timothy N. Jenson
                                     Chief Executive Officer, President and
                                     Chief Financial Officer

                                 CERTIFICATIONS

         I, Timothy N. Jenson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Merisel, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  c. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  d. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  e. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/Timothy N. Jenson
Date:    November 11, 2002         ----------------------------------------
                                    Timothy N. Jenson
                                    Chief Executive Officer, President and
                                    Chief Financial Officer