Form 10-K
period 2002-12-31
MERISEL INC /DE/
filed 2003-03-31
CIK 724941

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

        For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES   __   NO   X
               ---

     As of June 30, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market System was $6,510,127 (2,646,393 shares at a closing price of $2.46).

     As of March 27, 2003, the Registrant had 7,616,383 shares of Common Stock outstanding.

                       Documents Incorporated By Reference

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.



                                TABLE OF CONTENTS




                                                                                                              PAGE
                                     PART I

Item  1.  Business.......................................................................................     1
Item  2.  Properties.....................................................................................     8
Item  3.  Legal Proceedings..............................................................................     8
Item  4.  Submission of Matters to a Vote of Security Holders............................................     8

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters......................     9
Item  6.  Selected Financial Data........................................................................    10
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........    11
Item  7A. Quantitative and Qualitative Market Risk Disclosure............................................    18
Item  8.  Financial Statements and Supplementary Data....................................................    19
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    40

                                    PART III

Item  10. Directors and Executive Officers of the Registrant.............................................    41
Item  11. Executive Compensation.........................................................................    41
Item  12. Security Ownership of Certain Beneficial Owners and Management.................................    41
Item  13. Certain Relationships and Related Transactions.................................................    41

                                     PART IV

Item  14. Controls and Procedures........................................................................    41
Item  15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    41


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

Merisel's software licensing business provides U.S. customers with nearly 20,000 licensing products from leading manufacturers, including Microsoft, Lotus/IBM, Network Associates, Executive Software, Macromedia, Borland, Computer Associates, Corel, Panda Software and Symantec. The software licensing business involves the sale of multiple end user licenses for software products and requires minimal distribution of boxed product. Merisel began operating its software licensing business as a separate division of its U.S. distribution business in 1997 and, by 1999, it had earned the reputation as a leader in operational efficiency and customer service. Today, Merisel's software licensing business is focused on leveraging its positive reputation in the marketplace and growing revenues in key vertical markets in support of manufacturer strategies.

The Company's U.S. software licensing net sales were approximately $39.1 million in 2001 and $81.6 million in 2002. In 2002, the Company changed its fiscal year from the Saturday closest to December 31 to December 31. Due to this change, the Company had net sales on December 31, 2001 of $929,000 or 1.14% of total net sales, which were included in net sales for fiscal year 2002.

As a result of the sale of businesses and the wind-down of its U.S. distribution business, excluding software licensing, the Company has substantial cash balances that are in excess of what it believes it requires for liquidity for its ongoing business and to meet obligations related to the wind-down. The Company is actively seeking and exploring acquisition and other investment opportunities.

For a discussion of certain business and other factors that may have an adverse effect on the Company, see "Certain Business Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. The Company's SEC filings are available free of charge to the public over the Internet at the SEC's website at http://www.sec.gov. Our SEC filings can also be accessed on Merisel's website at http://www.merisel.com by a link to the SEC's website as soon as they are filed with or furnished to the SEC. You may also read and copy any document Merisel files with the SEC at its public reference rooms in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.

Background and Business Strategy

General. The Company was incorporated in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). In the years following the Microamerica acquisition, the Company's revenues increased rapidly through both internal growth and acquisition. This increase reflected the substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for product distribution. From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"), a distributor of Sun Microsystems products. Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

In December 2000, the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Although the wind-down was substantially completed by the end of the first quarter of 2001, the Company has substantial remaining obligations related to the U.S. distribution business, primarily with respect to leases, vendors and employee severance. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As part of the wind-down, the U.S. distribution business sold all of its non-software licensing inventory and discontinued all of its non-software licensing manufacturer relationships.

Effective  July 28, 2001,  the Company sold its Canadian  distribution  business
("Merisel Canada") to SYNNEX Information Technologies, Inc. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

Through its subsidiary Optisel, Inc. ("Optisel"), in November 2000, the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow in October 2000, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel did not generate any significant revenue except under these two transition services agreements. As a result of economic conditions generally, and with respect to Internet-related businesses specifically, and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001.

Software Licensing. During 2000, the Company's software licensing business was adversely affected by the contraction of the U.S. distribution business and the termination of many vendor relationships. Net sales for the U.S. software licensing business were approximately $68 million, $68 million and $56 million for the first, second and third quarters of 2000, respectively, and declined to $3.2 million for the fourth quarter of 2000. Despite the precipitous decline in net sales for the U.S. software licensing business, the Company determined that, with its strong reputation in software licensing and its positive relationships with many key software manufacturers, the business had the potential to be returned to a successful business model, albeit on a much smaller scale. Since the fourth quarter of 2000, net sales for the software licensing business have increased significantly every quarter to approximately $27.3 million in the fourth quarter of 2002. Today, Merisel's software licensing business is focused on growing its customer base and increasing customer loyalty by focusing on providing superior customer service and operating efficiencies and growing revenues in key vertical markets in support of manufacturer strategies. The Company is also focused on expanding its product breadth through new arrangements with key software manufacturers.

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


The Computer Products Distribution Industry

The Company's software licensing business competes in the computer products industry. The primary participants in the computer products industry are manufacturers, wholesale distributors, solution providers and resellers. The supply chain was traditionally based on a model through which manufacturers would sell directly to wholesalers, resellers and end users; wholesale distributors would sell to resellers; and resellers would sell to other resellers and directly to end users. As the industry continues to mature, the roles of channel players are becoming less clearly defined. Generally, full-line wholesale distributors purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers. Solution providers like the Company's software licensing business operate similarly to both wholesale distributors and resellers, but with a narrower product offering. The Company believes that by focusing solely on software licensing, it has the potential to become the preeminent solution provider in this important category. As the software industry continues to shift from the sale of boxed product to licensing, the Company believes that its opportunities will increase. Types of resellers include corporate resellers, value-added resellers or "VARs," system integrators, direct marketers, independent dealers, mass merchants and computer chain stores, and resellers conducting business via the Internet ("e-tailers"). Resellers are often further defined and distinguished by the types of value-added services they provide and by the end-user markets they serve, such as large corporate accounts, small to medium-sized businesses, and home users.

Resellers rely on wholesale distributors and/or solution providers for product availability, flexible financing alternatives, technical support, prompt and efficient delivery. In addition, some resellers are increasingly relying on distributors for "back-office" support services, such as product procurement, fulfillment, logistics and a broad product offering. Manufacturers benefit from using wholesale distributors and solution providers as an alternative to direct sales to customers by not having to maintain large sales forces, warehouse facilities and financing capabilities. Manufacturers also rely on distributors and solution providers to provide marketing and support services as well as credit for customers. Resellers and end users rely on solution providers for in depth product knowledge, customized services, and greater customer support.

The computer products industry has historically experienced double-digit growth throughout North America. However, growth rates were substantially lower during 2000 and were negative during 2001 and 2002. Trends in the computer products supply chain include custom configuration of products by distributors, various supply chain management strategies to eliminate time and cost, and an increase in the use of "eBusiness" solutions. Electronic business, or eBusiness, refers to the use of electronic systems and applications to exchange information and transact business. Electronic business can simplify account set-up, ordering, shipping and support, and thereby facilitate sales while decreasing both selling and purchasing costs. Electronic business continues to increase in significance in the computer products distribution industry.

Products and Suppliers

The Company's software licensing business offers its customers nearly 20,000 products from leading manufacturers, including Microsoft, Lotus/IBM, Network Associates, Executive Software, Macromedia, Borland, Computer Associates, Corel, Panda Software and Symantec. The software licensing business involves the sale of multiple-end user licenses for software products, generally for installation on multiple systems, and requires minimal distribution of boxed software product. Prior to the contraction of the Company's U.S. distribution business during 2000, Merisel's U.S. software licensing business offered products from 21 manufacturers and ranked number one in software licensing sales for key manufacturers such as Microsoft and Novell. Although many of these distribution arrangements were terminated during 2000, management of Merisel's software licensing business has maintained positive relationships with many key software manufacturers beyond the manufacturers whose products it currently distributes.

Merisel enters into written agreements with the manufacturers of the products it sells. As is customary in the industry, these agreements usually provide non-exclusive rights and often contain territorial restrictions that limit the countries in which Merisel is permitted to sell the products. The Company's suppliers generally warrant the products sold by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers, as well as products discontinued by the supplier. Because software licensing involves very limited distribution of boxed product, the Company maintains minimal inventory, most of which consists of documents and software media that may be shipped in connection with a software license purchase. Accordingly, unlike the computer products industry generally, there is little, if any, risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. The Company's agreements with its suppliers, which typically have a term of at least one year, generally contain provisions permitting early termination by either party upon written notice.

The Company's software licensing business provides manufacturers with access to Merisel's customer base, as well as the means to reduce credit, marketing and overhead costs typically associated with maintaining direct customer relationships. Merisel develops and implements marketing and sales programs for specific manufacturers to increase customer purchasing depth and breadth. Programs include bundled offers, growth-goal incentives, telemarketing campaigns, web advertising and customer training events as well as channel communication vehicles such as targeted direct mail, e-mail blasts, webcasts, monthly newsletters and advertising.

The sale of products supplied by two of the Company's vendors, Network Associates and Symantec, accounted for approximately 79.8% and 13.8% in 2002, 71.2% and 23.4% in 2001, and 12.4% and 6.8% in 2000, respectively, of net sales for the Company's U.S. software licensing business. Despite the loss of a direct relationship between the Company and Symantec effective during the third quarter of 2002, the Company experienced overall strong fourth quarter sales and margin growth. However, the loss of a direct relationship with its remaining primary vendor could have a material adverse impact on the Company's business and financial results. See Item 1 - "Certain Business Factors - Dependence on Key Manufacturers."

Customers and Customer Services

With the dramatic decline in net sales of the software licensing business as the U.S. distribution business contracted in 2000, the number of active customers declined to a fraction of prior levels. The software licensing business is focused on reestablishing customer relationships and broadening its customer base through proactive marketing to prospective new customers. Merisel's customer base is largely comprised of, and Merisel's recruitment efforts are mainly focused on, value-added customers that service small-to-medium size businesses and enterprise solution providers. In the computer products industry generally, larger customers often establish direct relationships with manufacturers for their more popular products but utilize distributors and/or software solution providers for slower-moving products and for fill-in orders of fast-moving products that may not be available on a timely basis from manufacturers. Customer service (particularly with respect to the complexities of manufacturers' licensing processes), quick response to bid requests, and electronic ordering capabilities are critically important to software licensing customers. Merisel has had a long-standing reputation as a leader in these areas and is currently leveraging this positive reputation in the marketplace to rebuild and grow its software licensing business.

Merisel generally does not have contracts with its customers. Merisel's top 10 customers for its software licensing business accounted for 64.8% of total software licensing net sales in 2002. Merisel had one customer for its software licensing business that accounted for more than 10% of total U.S. software licensing net sales in 2002, accounting for 19.8% of net sales. Merisel's top 10 customers for its software licensing business accounted for 76.0% of total software licensing net sales in 2001. Merisel had two customers for its software licensing business that accounted for more than 10% of total U.S. software licensing net sales in 2001, accounting for 24.2% and 15.0% of net sales. For 2000, Merisel had three customers that accounted for more than 10% of total U.S. software licensing net sales, accounting for 12.7%, 11.5% and 10.4% of net sales. The loss of one or more of the Company's major customers could have a material adverse effect on the Company. See Item 1 "Certain Business Factors - Dependence on Major Customers."

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

Customers and Sales Organizations. Merisel's software licensing business caters specifically to customers who serve the software needs of corporate, institutional and government clients. This business serves its customers through a team of highly trained sales representatives that receive cross-training on all of the products sold through the business. This cross training is unique in the industry and leads to enhanced customer service with every sales representative trained to assist customers with every software product. Merisel's team of licensing professionals is dedicated to servicing and supporting customers through a customer-centric approach that focuses on thoroughly understanding vendor solutions as well as the needs of the reseller and its customers. The sales team's efforts include the introduction of new products and programs to expand the customers' product offerings and enhance their value proposition to their customers.

Financing Programs. Merisel offers various credit terms to qualifying customers and also sells on a pre-pay and credit card basis. Merisel's credit policy for qualified customers allows them to use their Merisel credit line for software licensing purchasing, increasing their credit availability to be used for other products with full-line distributors. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. The Company establishes reserves for estimated credit losses in the normal course of business. If the Company's receivables experience a substantial deterioration in their collectibility, the Company's financial condition and results of operations may be adversely impacted. See Item 1. "Certain Business Factors - Dependence on Major Customers; - Customer Credit Exposure."

Information Services. Merisel provides its customers with state-of-the-art e-business solutions. The Company's Web site provides information on Merisel's programs and services, strategic announcements, manufacturer products and links, and access to SELline, the Company's advanced on-line configuration, query and procurement tool. SELline offers secure, 24 hour access and real-time interfaces to Merisel's ERP system so that customers can identify products, place
quotations  and  orders   and  review  order  and  shipment   status  at  their
convenience. Manufacturers' up-to-date promotions, product news, programs and trial download information are listed on SELline to help educate customers. The Company also offers various types of electronic interfaces with its partners, including EDI, XML, and flat file. In addition, Merisel is the only self-hosted solution provider for Network Associates. In this capacity, the Company deploys McAfee's anti-virus managed services to the end user on behalf of the reseller.

Operations and Systems

Merisel has made significant investments in advanced ERP, warehouse management, and customer relationship management systems to support sales growth and improve service levels. Merisel's distribution center is co-located with its offices in El Segundo, California and utilizes a computerized warehouse management system to improve shipping, receiving and picking accuracy rates.

The Company utilizes an SAP R/3 enterprise-wide information system that integrates all functional areas of the business, including sales and distribution, inventory management, financial services and marketing, in a real-time environment. The system is designed to support business growth by providing greater functionality, up-to-date technology, increased flexibility and enhanced reporting capabilities. SAP has provided a solid base for application development, allowing Merisel to expedite the development cycle for functionality improvements in the system. The Company's SAP system performs with sub-second, on-line response time. Availability for all of Merisel's core systems has averaged 99.9 percent or above since April 1999. SAP also enforces a high degree of data integrity, which better supports Merisel's reporting needs. The Company is currently on the 4.6D version of SAP.

Competition

Competition in the computer products distribution industry is intense. Key competitive factors in the distribution of software licenses include price, breadth of products, credit availability and financing options, availability of technical support and product information, marketing services and programs, and ability to influence a buyer's decision.

Certain of Merisel's competitors have substantially greater financial resources and broader product offerings than Merisel. Merisel's principal competitors for software licensing business include large United States-based distributors such as Ingram Micro and Tech Data, as well as a number of regional distributors and resellers. Because of the nature of software licensing, Merisel competes with manufacturers that sell directly to computer resellers and end users to a more limited extent than in other areas of computer products distribution. See Item
1. "Certain Business Factors - Size of Competitors."

Variability of Quarterly Results and Seasonality

Historically, the industry in which the Company operates has experienced variability in its net sales and operating margins on a quarterly basis and the Company expects these patterns to continue in the future with respect to its software licensing business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variability of Quarterly Results and Seasonality."

Employees

As of March 27, 2003, Merisel had approximately 40 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.

Environmental Compliance

The Company believes that it is in substantial compliance with all environmental laws applicable to it and its operations.

Certain Business Factors

In addition to the other information in this report, readers are cautioned to carefully consider the following business factors that may affect the future operations and performance of the Company.

Size of Software Licensing Business. The Company's software licensing business is not currently profitable and is not generating sufficient revenue to cover selling, general and administrative expenses and other costs required to operate this business. The Company believes that, in order to compete effectively in software licensing, it must maintain high service levels, specialized sales and marketing infrastructure, specific software licensing management expertise, and state-of-the-art information technology capabilities that entail fixed costs that cannot be further reduced significantly. To become profitable, the Company's software licensing business must grow significantly and the Company must add key manufacturers. The Company believes that it will be able to achieve revenue levels that will allow its software licensing business to be profitable within the next several quarters, provided that the Company continues to be successful in adding new manufacturers and the Company is able to maintain the growth rates it has achieved over the last year. There is no assurance that the Company will be successful in doing so.

Dependence on Major Customers. For 2002, 10 customers accounted for approximately 64.8% of the Company's U.S. software licensing revenues, with one customer accounting for approximately 19.8%. The Company is focused on increasing its customer base and decreasing the percentage of net sales and receivables attributable to a small number of customers. Until that has been accomplished, however, the loss of one or more of the Company's major customers could have a material adverse effect on the Company.

Dependence on Key Manufacturers. In 2002, 93.6% of Merisel's software licensing sales were derived from products supplied by its two largest vendors, with one vendor accounting for 79.8% of sales. As is customary in the industry, the Company's agreements with these vendors provide non-exclusive distribution rights and may be terminated by either party on short notice. The termination of the Company's distribution agreement with one of its key vendors, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company.

Customer Credit Exposure. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At December 31, 2002, the Company's two largest customers represented 41.7%, or $9,148,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the December 31, 2002 accounts receivable balance.

Size of Competitors. The Company's competitors in its software licensing business include distributors with businesses that are substantially larger than the Company's. Because of their size and the fact that many of these larger competitors operate world-wide businesses, these firms can achieve greater economies of scale than the Company, allowing them to offer more favorable pricing and other terms to resellers, and may be able to form stronger relationships with manufacturers. The Company believes that it can achieve operating expense levels as a percentage of sales as low as those that can be achieved by its much larger competitors only if it significantly increases its revenues. See "Competition" above.

Gross Margin Pressure. Historically, the computer distribution industry in general and the Company in particular have experienced declines in gross margins. The decline has resulted in part from a reduction in manufacturer rebates and changes by manufacturers in terms and conditions, which have resulted in a shift of costs to distributors, solution providers and resellers; in addition, economies of scale achieved by growing distributors have decreased their costs and allowed them to sell products at lower gross margins. Merisel attempts to address the gross margin issue through pricing and other actions. However, because of the size of Merisel's business relative to its largest competitors and Merisel's need to significantly increase its revenues in order for its software licensing business to become profitable, the Company is particularly vulnerable to competitive pricing actions of its competitors.


Acquisition Strategy. Any failure by us to successfully complete acquisitions that enhance our businesses prospects could harm our business and financial prospects. As part of our business strategy, we frequently engage in discussions with third parties regarding possible acquisitions in order to further our strategic objectives. In order to pursue this strategy successfully, we must identify suitable acquisition candidates, complete these transactions, some of which may be large and complex, and integrate the acquired companies. Integration and other risks of acquisitions can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously.

Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

         o demonstrating to customers and manufacturers that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

         o consolidating and rationalizing corporate IT infrastructure, including implementing information management and system processes that enable increased customer satisfaction, improved productivity and lower costs;

         o consolidating administrative infrastructure, including IT systems, and manufacturing operations and maintaining adequate controls throughout the integration;

         o coordinating sales and marketing efforts to communicate our capabilities effectively;

         o preserving marketing or other important relationships and resolving potential conflicts that may arise;

         o minimizing the diversion of management attention from ongoing business concerns;

         o persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees while implementing restructuring programs;

         o coordinating and combining operations, subsidiaries and affiliated entities, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations and also may result in contract terminations or renegotiations and labor and tax law implications; and

         o managing integration issues shortly after or pending the completion of other independent reorganizations.

Even if an acquisition is successfully integrated, we may not receive the expected benefits of the transaction. Managing acquisitions requires varying levels of management resources, which may divert our attention from other business operations. These transactions may result in significant costs and expenses and charges to earnings. As a result of the foregoing, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Economic Downturn. The economic downturn could adversely affect our revenue, gross margins and expenses. Our revenue and gross margins depend significantly on the overall demand for software products and services. Softening demand for our products and services caused by the ongoing economic downturn may result in decreased revenue, earnings or growth rates and problems with our ability to realize customer receivables. The economy has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable. During the current downturn, we have experienced gross margin declines, reflecting the effect of competitive pressures. Our selling, general and administrative expenses have been impacted due in part to an increase in bad debt write-offs and additions to reserves in our receivables portfolio. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.


Terrorist Acts. Terrorist acts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition. Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to the Company, our employees, facilities, partners, suppliers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted.


Business Disruptions. Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses. Our operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake. In addition, some areas, including California, have experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of our manufacturers or customers. We maintain insurance for losses and interruptions caused by certain types of business interruptions;
however, there is no assurance that a particular loss may be insured.

Item 2. Properties.

The Company's headquarters and distribution center are located in El Segundo, California, where the Company leases a 50,700 square-foot facility. The Company owns 29 acres of undeveloped land in Cary, North Carolina, which the Company is seeking to sell. The Company believes that its facilities provide sufficient space for its present needs.

Item 3. Legal Proceedings.

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. The Company made estimates of its potential exposures and has established reserves for potential losses related to such proceedings. There can be no assurance that the Company's reserves will fully cover any possible exposure.

In addition, over the last several years the Company has disposed of a number of businesses, including all of its operations outside the United States, many of which had obligations that had been guaranteed by the Company. In connection with those dispositions, the Company sought either to have any guarantees released or to be indemnified against any liabilities under guarantees. The Company may not have identified all guarantees to be released and, in at least one instance, the indemnification provided to the Company is no longer of any value. Due to the nature of these indemnifications, the Company's exposure under the agreements cannot be estimated and no amounts have been recorded for such indemnities.


Item 4. Submission of Matters to a Vote of Security Holders.

On December 9, 2002, the Company held its annual meeting of stockholders for the purpose of electing two incumbent directors, Bradley J. Hoecker and Dr. Arnold Miller. With respect to such election, the Company's stockholders cast votes as follows: Bradley J. Hoecker-7,744,537 for and 120,057 abstentions; and Dr. Arnold Miller-7,742,874 for and 121,720 abstentions.

The Company has scheduled its annual meeting of Stockholders for 2003 for June 4, 2003. Stockholder proposals must be received at the Company's executive offices at 200 Continental Boulevard, El Segundo, California 90245, addressed to the attention of the President by April 21, 2003. Stockholder proposals received after April 21, 2003 will be considered untimely under Rule 14(a)-4(c)(1) and accordingly, the proxies solicited with respect to the Company's 2003 Annual Meeting of Stockholders will confer discretionary authority to vote on any stockholder proposals received by the Company after April 21, 2003.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

The Company's Common Stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol MSEL. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the National Market. All stock prices are closing prices per The Nasdaq National Market, as adjusted by a one-for-ten reverse stock split that was effective February 14, 2001.

                                            High              Low
                Fiscal Year 2001
                     First quarter....       2 13/16          1 3/16
                     Second quarter...       1 15/16          1
                     Third quarter....       2 15/16          1 3/8
                     Fourth quarter...       2 11/16          1 3/8

                Fiscal Year 2002
                     First quarter....       2 5/16           1 1/2
                     Second quarter...       3 3/4            2
                     Third quarter....       3 3/4            1 7/16
                     Fourth quarter...       2 1/4            1 1/4


The last reported sale price of the Company's Common Stock on the Nasdaq National Market on March 26, 2003 was $2.61 per share. As of March 27, 2003, there were 897 record holders of the Company's Common Stock.

Merisel has never declared or paid any dividends on its Common Stock and does not anticipate paying dividends on the Common Stock in the foreseeable future.

Item 6. Selected Financial Data.

                                                                      Years Ended December 31,
                                                    1998          1999          2000         2001          2002
                                                              (In thousands, except per share amounts)
Income Statement Data:(1, 2 and 3)
Net sales.....................................  $ 3,937,930    $4,231,396    $2,091,942     $336,053       $81,638
Cost of sales.................................    3,721,651     4,046,094     2,018,974      304,006        73,352
                                                -----------   -----------   -----------  -----------   -----------
Gross profit..................................      216,279       185,302        72,968       32,047         8,286
Selling, general & administrative expenses....      180,090       211,990       174,684       23,380         5,630
Restructuring charge..........................                      3,200        17,036         (102)          465
Impairment losses.............................                      3,800        52,833          288
Impairment losses related to Canada...........                                                28,111
Litigation related charge.....................                     12,000
Gain on debt extinguishment (5)...............                                  (49,003)      (2,872)
                                                -----------   -----------   -----------  -----------   -----------
Operating income (loss).......................       36,189       (45,688)     (122,582)     (16,758)        2,191
Interest expense (income), net................       17,125        17,849        10,920         (264)       (2,022)
Other expense (income), net...................       17,096        21,926         5,382          178          (169)
                                                -----------   -----------   -----------  -----------   -----------
Income (loss) before income taxes.............        1,968       (85,463)     (138,884)     (16,672)        4,382
Provision (benefit) for income taxes..........          417           939           620          445          (755)
                                                -----------   -----------   -----------  -----------   -----------
Income (loss) from operations.................        1,551       (86,402)     (139,504)     (17,117)        5,137
Discontinued operations:
Income (loss) from discontinued operations           16,959        25,234        18,539       (6,352)        1,973
Gain on sale of discontinued operations                                          25,178       36,250
                                                -----------   -----------   -----------  -----------   -----------
Net income (loss).............................      $18,510      $(61,168)     $(95,787)     $12,781        $7,110
                                                ===========   ===========   ===========  ===========   ===========
Preferred stock dividends.....................                                      677        1,292         1,399
                                                -----------   -----------   -----------  -----------   -----------
Net income (loss) available to common
stockholders..................................      $18,510      $(61,168)     $(96,464)     $11,489        $5,711
                                                ===========   ===========   ===========  ===========   ===========
Share Data (4):
Net income (loss) per diluted share...........  $      2.30   $     (7.62)  $    (12.01) $     1.44    $      0.74
Weighted average number of diluted
   Shares.....................................        8,049         8,028         8,031        7,989         7,735
Balance Sheet Data:
Working capital...............................  $   132,616   $   117,340   $     8,741  $    31,886   $    38,062
Total assets..................................      834,458       736,206       178,281       68,955        72,844
Long-term and subordinated debt...............      131,856       130,264        23,803
Total debt....................................      135,657       133,170        25,166
Stockholders' equity..........................      154,253        95,173        13,418       35,395        41,750

(1) For the years 1998 through 2001, Merisel's fiscal year was the 52- or 53-week period ending on the Saturday nearest December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel described these fiscal years presented as if the year ended on December 31. All fiscal years presented were 52 weeks in duration. Effective for the year ended December 31, 2002 the Company determined to change its fiscal year end to December 31. This change did not have a material effect on the results presented. Additionally, the selected financial data set forth above includes those balances and activities related to the Company's wholly owned subsidiary Merisel Canada through its disposal as of July 28, 2001.

(2) The Company has reclassified certain items in its 1998 financial statements to conform to the 1999, 2000, 2001 and 2002 presentations. These reclassifications principally consist of costs associated with the Company's flooring arrangements. The impact to the 1998 financial statements is to reduce general and administrative expenses by $4,461,000, to decrease net sales by $2,007,000 and to increase interest expense by $2,454,000.

(3) The Company has reclassified its consolidated financial statements to exclude results related to the MOCA and Optisel business units, which are included in discontinued operations.

(4) Per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split that was effective February 14, 2001.

The Company early adopted Statement of Financial Accounting Standard No. 145,
"Reporting Gains and Losses from Extinguishment of Debt" in 2002. The adoption resulted in the retroactive reclassification of gain on debt extinguishment from an extraordinary item to a component of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United
States and Canada and consisting of three distinct business units: United States distribution, which included software licensing, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). Effective as of October 27, 2000, the
Company completed the sale of its MOCA business unit to Arrow Electronics, Inc.
("Arrow"). Additionally, on December 14, 2000, the Company announced that the
U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Effective as of July 28, 2001, the Company completed the sale of its Canadian distribution business ("Merisel Canada") to Synnex Information Technologies, Inc. ("Synnex").
On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary
Optisel with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business.
As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001. As a consequence of the foregoing events, Merisel's only business today is its software licensing business. The
Company is, however, actively seeking and exploring acquisition and other investment opportunities.

Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit, a distributor of Sun Microsystems products, to Arrow. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the
"Additional Payment"). The actual purchase price (excluding the Additional
Payment but including amounts received as deferred purchase price payments) was approximately $179.8 million of which approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price the Company realized a gain, net of costs associated with the sale, of approximately $25.2 million. In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.3 million, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36.3 million.

Through Optisel, in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel did not generate any significant revenue except under these two transition services agreements. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company discontinued operations of the Optisel business during the fourth quarter of 2001.

The Company has reclassified, as discontinued operations, its consolidated financial statements to reflect the sale of the MOCA business and the discontinuance of Optisel's operations and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of the MOCA and Optisel businesses. The net operating results and net cash flows of these businesses have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

Wind Down of U.S. Distribution Business

In December 2000 the Company determined that, primarily as a result of a significant contraction in net sales and continuing substantial operating losses, it would focus solely on software licensing and the balance of the U.S.
distribution business would be wound down. Although the wind-down was substantially completed by the end of the first quarter of 2001, the Company has substantial remaining obligations related to the U.S. distribution business, primarily with respect to leases, vendors and employee severance. See Item 7.
"Liquidity and Capital Resources" below.

Sale of Merisel Canada

Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada, a distributor of computer hardware and software products. The purchase price was CDN$30,000,000, of which CDN$1,000,000 is reflected as a liability on the Company's balance sheet at December 31, 2002, pending resolution of certain indemnification claims. In connection with this transaction, in the quarter ended June 30, 2001 the Company recorded an impairment charge of approximately $29,416,000 with respect to Merisel Canada related to the excess book value over expected cash consideration less transaction fees. During the fourth quarter of 2001 the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2,000,000 to the Company, which was recorded as a $1,305,000 adjustment to the impairment charge previously recorded in the second quarter of 2001.

Results of Operations

Including discontinued operations, the Company reported net income available to common stockholders of $5,711,000 or $0.74 per share for 2002, compared to $11,489,000, or $1.44 per share, for 2001, and a net loss available to common stockholders of $96,464,000, or $12.01 net loss per share, for 2000. These results include income from discontinued operations of $1,973,000 for 2002, a loss from discontinued operations of $6,352,000 for 2001 and income from discontinued operations of $18,539,000 for 2000. The discussion and analysis below is limited to the Company's continuing operations and includes the U.S.
and Canadian distribution businesses.

Comparison of Fiscal Years Ended December 31, 2002 and December 31, 2001

Net Sales - Excluding net sales of $295,682,000 generated by the Canadian distribution business in 2001, net sales increased 102.2% from $40,371,000 in 2001 to $81,638,000 for the year ended December 31, 2002. Net sales for the Company's software licensing business increased 108.9% in 2002 to $81,638,000 from $39,085,000 in 2001.

Gross Profit - Excluding gross profit of $17,003,000 generated by the Canadian distribution business in 2001, gross profit decreased 44.9% from $15,044,000 in 2001 to $8,286,000 in 2002. In the years ended December 31, 2001 and 2002, gross profit reflects reductions of costs of sales of $12,450,000 and $4,816,000, respectively, primarily as a result of favorable vendor settlements. Excluding results of the Canadian distribution business and the reductions to cost of sales, gross margins were 6.4% in 2001 compared to 4.3% in 2002. The decrease in software licensing gross margins is attributable primarily to increased pricing pressure.

Selling, General and Administrative - Excluding selling, general and administrative expense of $15,041,000 incurred by the Canadian distribution business in 2001, selling, general and administrative expenses decreased by $2,709,000 or 32.5% from $8,339,000 for the year ended December 31, 2001 to
$5,630,000 for the year ended December 31, 2002. Selling, general and administrative expenses for 2001 and 2002 include adjustments totaling
$11,110,000 and $2,519,000, respectively, related to favorable settlements or collections experienced with vendors and customers of the Company's U.S.
hardware distribution business. Excluding these adjustments, and results of the Canadian distribution business, selling, general and administrative expense would have been $19,449,000 or 48.2% and $8,149,000 or 10.0% of net sales for 2001 and 2002, respectively. This decrease was caused primarily by cost reductions that have been made during recent periods.

Restructuring  - During  2002,  in  connection  with the  wind-down  of the U.S.
distribution business (excluding software licensing), the Company recorded additional restructuring charges of $465,000. The additional charge is primarily due to $265,000 of severance costs and $200,000 of charges related to leases of equipment and disposed facilities. During 2001, in connection with the wind-down of the U.S. distribution business (excluding software licensing), the Company was able to negotiate favorable settlements related to certain lease and contract commitments. As a result, the Company was able to reduce the accrued liability related to previously recorded restructuring charges by $102,000. The adjustment was primarily due to $569,000 of favorable settlements reached with lessors of disposed facilities, net of $467,000 of additional charges related to severance costs.

Impairment Losses - Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada. The purchase price was CDN$30,000,000, of which CDN$1,000,000 was deposited in an escrow account pending resolution of indemnification claims. As a result of the pending sale of Merisel Canada, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment.
Based on this review, the Company recorded an impairment charge of $29,416,000 as of June 30, 2001. The impairment charge includes $13,000,000 for the SAP operating system, $8,900,000 for the Company's foreign translation adjustment, $3,600,000 for the unamortized goodwill attributable to Merisel Canada, and $3,916,000 related to various other assets. During the fourth quarter of 2001, the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2,000,000 to the Company, which is recorded as a $1,305,000 adjustment to the impairment charge previously recorded in the second quarter of 2001.

Gain on Debt Extinguishment - In January 2001, the Company purchased $20,175,000 of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $17,149,000, reducing the outstanding balance of the 12.5%
Notes to $3,628,000, which were redeemed at a total cost of $3,782,000 in February 2001. As a result, the Company recognized a gain of approximately
$2,872,000 for the year ended December 31, 2001.

Operating Loss - As a result of the above items, the Company had a loss from operations of $16,758,000 for the year ended December 31, 2001 compared to operating income of $2,191,000 for the year ended December 31, 2002.
Excluding the restructuring-related charges, the asset impairment charges and the gain on debt extinguishment, the Company would have had operating income of $8,667,000 in 2001 compared to $2,656,000 in 2002.

Interest Income - Interest income for the Company increased from $264,000 for the year ended December 31, 2001 to $2,022,000 for the year ended December 31, 2002. The change primarily reflects the fact that the Company had no indebtedness during 2002 as a result of the sale of Merisel Canada in July 2001, which eliminated the interest associated with its revolving credit facility, and interest income earned on invested cash balances and early pay discounts taken in 2002. See "Gain on Debt Extinguishment" above.

Other Expense (Income) - Other expense for the Company decreased from an expense of $178,000 for the year ended December 31, 2001 to income of $169,000 for the year ended December 31, 2002. The decrease is primarily related to a $206,000 reduction in asset securitization fees related to the termination of the Company's asset securitization facilities and the sale of fixed assets in 2002.

Income Taxes - The income tax provision decreased from $445,000 for the year ended December 31, 2001 to a benefit of $755,000 for 2002. In both years, the income tax provision provides for only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years to offset U.S.
federal income taxes. In 2002 the provision, which consisted of $297,000 related to minimum statutory tax requirements, is offset by income tax refunds from various agencies totaling $530,000 and a release of $521,000 of previously recorded tax contingency reserves resulting from the resolution of certain tax matters. A valuation allowance has been fully established against deferred tax assets resulting from available net operating loss carry forwards. See "Notes to Consolidated Financial Statements - Note 6 - Income Taxes".

Net Income - The Company's software licensing business is not currently profitable because it is not generating sufficient revenue to cover selling, general and administrative expenses and other costs required to operate the business. The Company believes that, in order to compete effectively in software licensing distribution, it must maintain high service levels, specialized sales and marketing infrastructure, specific software licensing management expertise, and state-of-the-art information technology capabilities that entail fixed costs that cannot be further reduced significantly. The Company believes that it will be able to achieve revenue levels that will allow its software licensing business to be profitable within the next several quarters, provided that the Company continues to be successful in adding new vendors and is able to maintain the growth rates it has achieved over the last year. There is no assurance that the Company will be successful in doing so.

The Company reported net income available to common stockholders of $11,489,000, or $1.44 per share, in 2001 compared to net income available to common stockholders of $5,711,000, or $0.74 per share, in 2002.

Comparison of Fiscal Years Ended December 31, 2001 and December 31, 2000

Net Sales - The Company's net sales decreased 83.9% from $2,091,942,000 in 2000 to $336,053,000 for the year ended December 31, 2001. Net sales include
$660,216,000 and $295,682,000 generated by the Canadian distribution business for the years ended 2000 and 2001, respectively. The decrease in net sales is primarily related to the wind-down of the U.S. distribution business with the exception of software licensing and the sale of the Canadian distribution business.

Gross Profit - Gross profit decreased 56.1% from $72,968,000 in 2000 to
$32,047,000 in 2001, which primarily reflects the decline in sales in 2001.
Gross profit as a percentage of sales, or gross margin, increased from 3.5% in 2000 to 9.5% in 2001. Gross margins in the U.S. software licensing and Canadian distribution businesses were 4.0% and 5.5%, respectively, for 2000, compared to 6.6% and 5.8%, respectively, for 2001. For the year ended December 31, 2000, cost of sales includes charges totaling $22,145,000 to adjust inventory, accounts receivable and vendor-related reserves to reflect the estimated realizable value. In the year ended December 31, 2001, gross profit reflects a reduction of costs of sales of $12,450,000, primarily as a result of favorable vendor settlements. Excluding such charges and reduction, gross margin would have been 4.6% in 2000 compared to 5.8% in 2001. This increase is primarily related to the fact that the Canadian distribution business has historically experienced higher margins than the U.S. distribution business. Additionally, the loss of two large lower margin software licensing vendors caused overall software licensing margins to be higher in 2001 than in 2000.

Selling, General and Administrative - Selling, general and administrative expenses decreased by $151,304,000 or 86.6% from $174,684,000 for the year ended
December 31, 2000 to $23,380,000 for the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of sales decreased from 8.4% of sales in 2000 to 7.0% for 2001. Selling, general and administrative expenses for 2001 include adjustments totaling $11,110,000 related to favorable settlements or collections experienced with vendors and customers of the Company's U.S. hardware distribution business. Excluding these adjustments, selling, general and administrative expense for 2001 would have been $34,490,000 or 10.3% of sales. This increase was caused primarily by the reduction of sales volumes in relation to fixed costs and the fact that sales volumes fell faster than operating costs could be reduced.

Restructuring - During 2001, in connection with the wind-down of the U.S.
distribution business (excluding software licensing), the Company was able to negotiate favorable settlements related to certain lease and contract commitments. As a result, the Company was able to reduce the accrued liability related to previously recorded restructuring charges by $102,000. The adjustment is primarily due to $569,000 of favorable settlements reached with lessors of disposed facilities, net of $467,000 of additional charges related to severance costs. During the third quarter of 2000, the Company announced a restructuring plan that would significantly reduce its facilities and workforce. As a result, the Company recorded a restructuring charge of $10,964,000 in the third quarter of 2000. In the fourth quarter of 2000, as a result of its decision in December
2000 that the U.S. distribution business would focus solely on software licensing and the balance of the U.S. distribution business would be wound down, the Company recorded an additional restructuring charge of $6,672,000, of which $600,000 relates to Optisel and has been reported as discontinued operations.

Impairment Losses - Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada. The purchase price was CDN$30,000,000, of which CDN$1,000,000 was deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing. The amount was received in July 2002. As a result of the pending sale of Merisel Canada, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment.
Based on this review, the Company recorded an impairment charge of $29,416,000 as of June 30, 2001. The impairment charge includes $13,000,000 for the SAP operating system, $8,900,000 for the Company's foreign translation adjustment, $3,600,000 for the unamortized goodwill attributable to Merisel Canada, and $3,916,000 related to various other assets. During the fourth quarter of 2001, the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2,000,000 to the Company, which is recorded as a $1,305,000 adjustment to the impairment charge previously recorded in the second quarter of 2001.

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

Gain on Debt Extinguishment - In January 2001, the Company purchased $20,175,000 of its outstanding 12-1/2% Senior Notes due 2004 (the "12.5% Notes") for an aggregate cost of $17,149,000, reducing the outstanding balance of the 12.5%
Notes to $3,628,000, which were redeemed at a total cost of $3,782,000 in February 2001. As a result, the Company recognized a gain of approximately
$2,872,000 for the year ended December 31, 2001.

During 2000, the Company purchased $101,197,000 aggregate principal amount of its 12.5% Notes for an aggregate cost of $50,982,000. As a result, the Company recognized a gain on extinguishment of debt, net of unamortized debt issuance costs, of approximately $49,003,000 in 2000.

Operating Loss - As a result of the above items, the Company had an operating loss from operations of $122,582,000 for the year ended December 31, 2000 compared to an operating loss of $16,758,000 for the year ended December 31, 2001. Excluding the restructuring-related charges, the asset impairment charges and the gain on debt extinguishment, the Company would have had an operating loss of $101,716,000 in 2000 compared to operating income of $8,667,000 in 2001.

Interest Expense - Interest expense for the Company decreased from $10,920,000 for the year ended December 31, 2000 to income of $264,000 for the year ended
December 31, 2001, which reflected the fact that the Company had minimal indebtedness outstanding during 2001 as a result of purchases by the Company of outstanding debt securities and also the interest income earned on invested cash balances. See "Gain on Debt Extinguishment" above.

Other Expense - Other expense for the Company decreased from $5,382,000 for the year ended December 31, 2000 to $178,000 for the year ended December 31, 2001.
The decrease is primarily related to an $11,742,000 reduction in asset securitization fees related to the termination of the Company's asset securitization facilities. The decrease is offset by an $8,917,000 gain recorded on the sale in September 2000 of the building in El Segundo, California owned by the Company and a $1,538,000 gain recorded on the sale of the Company's
Marlborough, Massachusetts call center in January 2000. See "Notes to
Consolidated Financial Statements - Note 3 - Sale of Accounts Receivable."

Income Taxes - The income tax provision decreased from $620,000 for the year ended December 31, 2000 to $445,000 for 2001. In both years, the income tax provision provides for only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years to offset U.S.
federal income taxes. The Company has not recognized a tax provision benefit in either year, having fully utilized its ability to carryback those losses and obtain refunds of taxes paid in prior years. A valuation allowance has been fully established against deferred tax assets resulting from available net operating loss carry forwards. See "Notes to Consolidated Financial Statements -
Note 6 - Income Taxes".

Net Income (Loss) - The Company reported a net loss available to common stockholders of $96,464,000, or $12.01 loss per share, in 2000 compared to net income available to common stockholders of $11,489,000, or $1.44 per share, in 2001.

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

Additionally, the Company's net sales in the fourth quarter have been historically higher than in its other three quarters. Management believes that the pattern of higher fourth quarter sales is partially explained by customer buying patterns relating to calendar year-end business. As a result of this pattern, the Company's working capital requirements in the fourth quarter have typically been greater than other quarters.





Liquidity and Capital Resources

Cash Flows Activity for the Year Ended December 31, 2002

Net cash used in operating activities during the year ended December 31, 2002 was $11,006,000. Cash used in operations primarily relates to the extinguishment of liabilities and commitments associated with the wind-down of the U.S.
distribution business, excluding software licensing, and the growth in the software licensing business through credit sales.

Net cash used in investing activities in 2002 consisted primarily of proceeds of $667,000 from the sale of Merisel Canada, offset by $637,000 used to purchase securities.

Net cash used in financing activities in 2002 was $516,000 which was used to repurchase treasury stock.

Cash Flows Activity for the Year Ended December 31, 2001

Net cash used in operating activities during the year ended December 31, 2001 was $53,352,000. Cash used for operations primarily relates to the extinguishment of liabilities and commitments associated with the wind down of the U.S. distribution business (excluding software licensing), net of the effect of cash flows related to Merisel Canada prior to its disposition.

Net cash provided by investing activities in 2001 consisted primarily of proceeds of $36,250,000 from the sale of MOCA and $15,991,000 from the sale of Merisel Canada.

Net cash provided by financing activities in 2001 was $13,342,000 and included revolver borrowings of $35,962,000 associated with new credit facility entered into by Merisel Canada upon the expiration of a receivables purchase agreement
(see "Notes to Consolidated Financial Statements - Note 3 - Sale of Accounts
Receivable"). Cash used in financing activities was $20,931,000 for the purchase of the remainder of the 12.5% Notes.

Cash Flows Activity for the Year Ended December 31, 2000

Net cash used in operating activities during the year ended December 31, 2000 was $68,493,000. The primary use of cash is a decrease in accounts payable of $371,382,000 and the net loss for the year, excluding the non-cash charges for depreciation and bad debt provisions. The accounts payable decrease was primarily the result of the termination of vendor relationships of the U.S.
distribution business. The decrease was offset by declines in inventory of $300,157,000 and in accounts receivable of $77,613,000, both of which were also primarily related to the wind-down of the U.S. distribution business excluding software licensing.

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

Debt Obligations, Financing Sources and Capital Expenditures

During 2000, the Company purchased $101,197,000 aggregate principal amount of its 12.5% Notes for an aggregate cost of $50,982,000. As a result, the Company recognized a gain, net of unamortized debt issuance costs, of approximately
$49,003,000 in 2000. In January 2001, the Company purchased an additional
$20,175,000 of the 12.5% Notes, reducing the outstanding balance of the 12.5%
Notes to $3,628,000, which were redeemed in February 2001. As a result, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of Convertible Preferred issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible



Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $1,969,000 and $3,367,000 were recorded at December 31, 2001 and 2002, respectively.

The Company leases certain of its facilities and equipment under noncancelable operating leases. Future minimum rental payments under leases that have initial or remaining noncancelable lease terms in excess of one year are $221,000 in 2003 and $184,000 in 2004.

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

The Company has obligations relating to the wind-down of its U.S. distribution business in addition to working capital requirements related to its software licensing business. The Company expects that expenditures related to the wind-down will consume some amount of the Company's cash balance at December 31, 2002.

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. The Company made estimates of its potential exposures and has established reserves for potential losses related to such proceedings. There can be no assurance that the Company's reserves will fully cover any possible exposure.

In addition, over the last several years the Company has disposed of a number of businesses, including all of its operations outside the United States, many of which had obligations that had been guaranteed by the Company. In connection with those dispositions, the Company sought either to have any guarantees released or to be indemnified against any liabilities under guarantees. The
Company may not have identified all guarantees to be released and, in at least one instance, the indemnification provided to the Company is no longer of any value. Due to the nature of these indemnifications, the Company's exposure under the agreements cannot be estimated and no amounts have been recorded for such indemnities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the Company's consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company's estimates. Such differences could be material to the consolidated financial statements.

The Company believes the application of its accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

The Company's accounting policies are more fully described in Item 8. "Financial
Statements and Supplementary Data". The Company has identified certain critical accounting policies which are described below.

Revenue Recognition, Returns and Sales Incentives-- The Company derives revenues from software licensing, product updates and customer support services and training and consulting services purchased directly from third party vendors.
The Company records revenue from software licensing when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred (as prescribed by Statement of Position



("SOP") 97-2, "Software Revenue Recognition"). In arrangements that include software licenses and professional services and/or product updates ("multiple elements"), the Company allocates revenue based on vendor specific objective evidence ("VSOE") of fair value of all elements, defers revenue for the undelivered items and recognizes as revenue the fair value of the delivered items based on VSOE of each element determined by the price for which the element is sold separately.

The Company recognizes product updates and customer support services revenue that they provide ratably over the term of the arrangement. Revenue from training and consulting services is recognized when the services are completed.

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

Concentration of Credit Risk - The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses;
however, credit risk with respect to trade accounts receivable is currently a significant risk to the Company. At December 31, 2002, the Company's two largest customers represented 41.7%, or $9,148,000, of the Company's total trade receivables. The Company performs ongoing credit evaluations of its customers' financial conditions and establishes reserves for credit losses accordingly based on historical experience and the age of outstanding receivables.

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

Restructuring and Wind Down Reserves - At December 31, 2002, the Company had
$18,157,000 and $12,408,000, respectively, of accounts payable and accrued liabilities. Of the accounts payable amount recorded, $3,120,000 is related to its U.S. distribution business (excluding software licensing), representing the remaining liabilities and reserves against vendor-related receivables associated with those former vendors with whom the Company has not yet reached a settlement. Accrued liabilities primarily represent restructuring accruals, liabilities associated with maintenance and other arrangements the Company has incurred under contracts with systems and telecommunications vendors, sales tax liabilities and other reserves. As part of its ongoing wind-down efforts, the Company is negotiating with both inventory and other vendors and the actual payments made by the Company under settlement agreements could differ from the amounts accrued.

Item 7A. Quantitative and Qualitative Market Risk Disclosure

Investments

At December 31, 2002, the Company had cash investments of $42,645,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $4,150,000 maintained in various checking accounts at December 31, 2002.




Item 8. Financial Statements and Supplementary Data.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Merisel, Inc.:
El Segundo, California

We have audited the accompanying consolidated balance sheets of Merisel, Inc.
and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).
These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, during the year ended December 31, 2000 the Company decided to cease activities associated with virtually all of its United States distribution business excluding software licensing. Additionally the Company sold its MOCA business unit effective October 27, 2000. The gain on the sale and results of operations of MOCA prior to the sale are included in discontinued operations in the accompanying consolidated statements of operations. During the year ended December 31, 2001, the Company discontinued its Optisel business. The results of operations of Optisel are included in discontinued operations in the accompanying consolidated statements of operations. Also, effective July 28, 2001 the Company completed the sale of Merisel Canada.



DELOITTE & TOUCHE LLP

Los Angeles, California
February 27, 2003







                          MERISEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                              December 31,
                                                                                            2001         2002
                                        ASSETS

Current assets:
     Cash and cash equivalents.......................................................   $    55,578  $    46,795
     Accounts receivable (net of allowances of $703 and $1,185 at December...........         8,831       21,664
        31, 2001 and 2002, respectively).............................................
     Inventories....................................................................            117            3
     Prepaid expenses and other current assets.......................................           920          165
                                                                                        -----------  -------------
          Total current assets.......................................................        65,446       68,627
Property and equipment, net..........................................................         3,418          883
Other assets ........................................................................            91        3,334
                                                                                        -----------  -------------
     Total assets....................................................................   $    68,955  $    72,844
                                                                                        ===========  =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable................................................................   $    11,763  $    18,157
     Accrued liabilities.............................................................        21,797       12,408
                                                                                        -----------  -------------
          Total current liabilities..................................................        33,560       30,565

Long-term liabilities                                                                                        529


Stockholders' equity:
     Convertible preferred stock, $.01 par value; authorized 1,000,000 shares;
        150,000 shares issued and outstanding........................................        16,969       18,368
     Common stock, $.01 par value; authorized 150,000,000 shares; 8,030,844 shares issued and 7,842,644 shares outstanding at December 31, 2001;
     8,026,375
     shares issued  and 7,619,095 shares outstanding at December 31, 2002............                         76
     Additional paid-in capital......................................................       281,343      279,814
     Accumulated deficit.............................................................      (262,669)    (255,559)
     Treasury stock..................................................................          (326)        (840)
     Accumulated other comprehensive loss............................................                       (109)
                                                                                        -----------  -------------
          Total stockholders' equity.................................................        35,395       41,750
                                                                                        -----------  -------------
     Total liabilities and stockholders' equity......................................   $    68,955  $    72,844
                                                                                        ===========  =============


                See accompanying notes to consolidated financial statements.





                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                          For the Years Ended December 31,
                                                                          2000           2001          2002
Net sales..........................................................  $  2,091,942   $    336,053   $     81,638
Cost of sales......................................................     2,018,974        304,006         73,352
                                                                     ------------   ------------   ------------
Gross profit.......................................................        72,968         32,047          8,286
Selling, general and administrative expenses.......................       174,684         23,380          5,630
Restructuring charges..............................................        17,036           (102)           465
Impairment losses..................................................        52,833            288
Impairment related to the sale of Merisel Canada...................                       28,111
Gain on extinguishment of debt.....................................       (49,003)        (2,872)
                                                                     ------------   ------------   ------------
Operating income (loss)............................................      (122,582)       (16,758)         2,191
Interest expense (income), net.....................................        10,920           (264)        (2,022)
Other expense (income), net........................................         5,382            178           (169)
                                                                     ------------   ------------   ------------
Income (loss) from operations before income taxes..................      (138,884)       (16,672)         4,382
Income tax provision (benefit).....................................           620            445           (755)
                                                                     ------------   ------------   ------------
Income (loss) from operations......................................      (139,504)       (17,117)         5,137
Discontinued operations:
   Income (loss) from discontinued operations......................        18,539         (6,352)         1,973
   Gain on sale of discontinued operations.........................        25,178         36,250
                                                                     ------------   ------------   ------------
Net income (loss)..................................................  $    (95,787)  $     12,781   $      7,110
                                                                     ============   ============   ============

Preferred stock dividends..........................................           677          1,292          1,399
                                                                     ------------   ------------   ------------
Net income (loss) available to common stockholders.................  $    (96,464)  $     11,489   $      5,711
                                                                     ============   ============   ============

Net income (loss) per share (basic and diluted):
Income (loss) from operations less preferred stock dividends.......  $     (17.46)   $     (2.30)   $       .48
Discontinued operations:
   Income (loss) from discontinued operations......................          2.31          (0.80)          0.26
   Gain on sale of discontinued operations.........................          3.14           4.54
                                                                     ------------   ------------   ------------
Net income (loss)..................................................  $    (12.01)   $      1.44    $      0.74
                                                                     ============   ============   ============

Weighted average number of shares (basic and diluted):                      8,031          7,989          7,735
                                                                     ============   ============   ============


           See accompanying notes to consolidated financial statements.




                         MERISEL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                                         Accumulated
                                                               Additional                  Other
                                                                 Paid-in   Accumulated  Comprehensive  Treasury        Comprehensive
                         Preferred Stock     Common Stock       Capital      Deficit       Loss         Stock     Total    Income
                        -----------------    ------------      ---------   ----------    -----------   --------   ----- -----------
                          Shares    Amount    Shares     Amount
                         -------   -------   -------     ------
Balance at December 31,1999                 8,027,881  $  80    $283,215  $  (179,663)$    (8,459)             $  95,173
   Sale of convertible
preferred Stock..........150,000   $15,000                                                                        15,000
Accrual of convertible
    Preferred stock
    dividend.............              677                          (677)
Exercise of stock options
    and other............                       3,024                 81                                              81
Comprehensive Income:
    Translation adjustment                                                                 (1,049)                (1,049)  $ (1,049)
    Net loss.............                                                     (95,787)                           (95,787)   (95,787)
                                                                                                                            --------
Total Comprehensive Loss                                                                                                   $(96,836)
                                                                                                                             =======
                         --------   ------  ---------  ------   --------    ----------    ---------     -------- --------
Balance at December
  31, 2000...............150,000    15,677  8,030,905     80     282,619     (275,450)     (9,508)                13,418
Accrual of convertible
    Preferred stock
    dividend.............            1,292                        (1,292)
Exercise of stock options
    and other............                         (61)                16                                              16
Treasury Stock                               (188,200)    (2)                                             $(326)    (328)
Comprehensive Income:
    Translation adjustment                                                                  9,508                  9,508  $   9,508
    Net income...........                                                      12,781                             12,781     12,781
                                                                                                                             -------
Total Comprehensive Income                                                                                                $  22,289
                                                                                                                             =======
                         --------   ------  ---------  ------   --------    ----------    ---------     -------- --------
Balance at December
  31, 2001...............150,000    16,969  7,842,644     78     281,343     (262,669)                     (326)  35,395
Accrual of convertible
    Preferred stock
    dividend.............            1,399                        (1,399)
Exercise of stock options
    and other............                       1,000               (130)                                           (130)
Treasury Stock                               (224,549)    (2)                                             $(514)    (516)
Comprehensive Income:
    Translation adjustment                                                                   (109)                  (109)  $   (109)
    Net income...........                                                       7,110                              7,110      7,110
                                                                                                                              ------
Total Comprehensive Income                                                                                                 $  7,001
                                                                                                                              ======
Balance at December     ========  ========  =========   ====   =========   ==========      =======       ======  ========
  31, 2002...............150,000   $18,368  7,619,095    $76    $279,814    $(255,559)      $(109)        $(840) $41,750
                        ========  ========  =========   ====   =========   ==========      =======       ======  ========

                   See accompanying notes to consolidated financial statements.



                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  For the Years Ended December 31,
                                                                                -----------------------------------
                                                                                     2000        2001       2002
                                                                                -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...........................................................  $  (95,787) $   12,781 $    7,110
    Less: income (loss) from discontinued operations, net.......................      18,539      (6,352)     1,973
    Less: gain on sale of MOCA..................................................     (25,178)    (36,250)
                                                                                -----------  ----------  ----------
    Income (loss) from operations...............................................    (139,504)    (17,117)     5,137
    Adjustments to reconcile income (loss)  from operations to net cash used in operating activities:
        Gain on extinguishment of debt..........................................     (49,003)     (2,872)
        Depreciation and amortization...........................................      19,090       5,048         28
        Provision for doubtful accounts.........................................      38,991      (7,774)       931
        Impairment losses.......................................................      52,833         288
        Unrealized loss on deferred compensation asset..........................                               (109)
        Gain on sale of property and equipment..................................     (10,575)                  (168)
        Impairment related to the sale of Merisel Canada........................                  28,111
        Restricted stock units compensation expense (income)....................          22          13       (133)
        Changes in assets and liabilities:
            Accounts receivable.................................................      77,613     (25,849)   (13,764)
            Inventories.........................................................     300,157      17,417        114
            Prepaid expenses and other current assets...........................       5,531       5,973        (47)
            Accounts payable....................................................    (371,382)    (39,340)     6,394
            Accrued liabilities.................................................       7,734     (17,250)    (9,389)
                                                                                -----------  ----------  ----------
                Net cash  used in operating activities..........................     (68,493)    (53,352)   (11,006)
                                                                                -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment..........................................      (1,853)       (114)
    Proceeds from sale of Merisel Canada........................................                  15,991        667
    Proceeds from sale of MOCA..................................................     120,593      36,250
    Purchase of securities......................................................                               (637)
    Transaction costs on sale of building.......................................                               (234)
    Proceeds from sale of property and equipment................................      16,388         820        172
                                                                                -----------  ----------  ----------
               Net cash provided by (used in) investing activities..............     135,128      52,947        (32)
                                                                                -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit...................................      40,000      35,962
    Repayments under revolving line of credit...................................     (40,000)
    Proceeds from issuance of convertible preferred stock.......................      15,000
    Proceeds from issuance of common stock and purchase of treasury stock, net..          59        (326)      (516)
    Purchase of bonds...........................................................     (50,982)    (20,931)
    Repayments under other financing arrangements...............................      (6,807)     (1,363)
                                                                                -----------  ----------  ----------
                Net cash provided by (used in) financing activities.............     (42,730)     13,342       (516)
                                                                                -----------  ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................         641         (75)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS..........................     (35,238)     (4,149)     2,771
                                                                                -----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................     (10,692)      8,713     (8,783)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................      57,557      46,865     55,578
                                                                                -----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD YEAR..................................  $   46,865  $   55,578 $   46,795
                                                                                ===========  ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid (received) during the year for:
    Interest....................................................................  $   15,064  $    1,911
    Income taxes................................................................      (1,751)      5,787       (234)
    Noncash investing and financing activities:
    Sale of property for note receivable........................................         500                  2,975
    Preferred dividend accrued..................................................         677       1,292      1,399

Effective July 28, 2001, the company sold Merisel Canada to Synnex Technologies, Inc. ("Synnex"). In connection with the sale, the following assets and liabilities were purchased by Synnex:

    Cash received in the sale of Merisel Canada, net of cash sold                                $16,662
    Total assets sold to Synnex                                                                 (102,800)
    Total liabilities sold to Synnex                                                              86,809

             See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 2001 and 2002

1. Description of Business and Basis of Presentation

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

Consolidation Policy - The consolidated financial statements include the accounts of Merisel Americas, Inc., Merisel Properties, Inc. and Merisel Corporate. All material intercompany accounts and transactions have been eliminated in consolidation.

Management's Plan--As stated previously, on December 14, 2000, the Company announced its decision to wind down virtually all of its U.S. distribution business, excluding software licensing. As a result of that decision, the decision to discontinue Optisel and the sales of MOCA and Merisel Canada, the Company's current operations consist of its software licensing distribution business. Primarily as a result of wind-down related gains of $7,335,000 recognized in 2002, the Company had net income available to common stockholders of $5,711,000, after preferred stock dividends of $1,399,000, which decreased its accumulated deficit to $255,559,000 at December 31, 2002.

The Company has developed an operating plan for 2003 that focuses upon growing its software licensing distribution business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. At December 31, 2002, the Company had approximately $46,795,000 of cash and cash equivalents on hand. Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

2.       Summary of Significant Accounting Policies

Risks and Uncertainties--In 2002, 93.6% of the Company's software licensing net sales were derived from products supplied by two vendors, with one vendor accounting for 79.8% of net sales. The Company was notified during 2002 that one of its top two vendors, that accounted for 13.8% of 2002 net sales, was terminating its distribution agreement with the Company. The

                         MERISEL, INC. AND SUBSIDIARIES
termination of the Company's distribution agreement with its remaining key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company. For 2002, 10 customers accounted for approximately 64.8% of the Company's U.S. software licensing net sales, with one customer accounting for approximately 19.8% of net sales. The Company is focused on increasing its customer base and decreasing the percentage of revenues and receivables concentrated with a small number of customers. Until that has been accomplished, the loss of one or more of the Company's major customers could have a material adverse effect on the Company. Substantially all of the Company's software licensing net sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers.

Concentration of Credit Risk-- Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests its excess cash with high-quality financial institutions and actively evaluates the creditworthiness of the financial institutions with which it conducts business. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses; however, credit risk with respect to trade accounts receivable is currently a significant risk to the Company. At December 31, 2002, the Company's two largest customers combined represented 41.7%, or $9,148,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the December 31, 2002 accounts receivable balance.

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and certain amounts related to restructuring and wind-down activities recorded in accounts payable and accrued liabilities.

Fiscal Periods-- Effective December 31, 2002, the Company's fiscal year ends on December 31 and its fiscal quarters end on March 31, June 30, September 30 and December 31. Prior to December 31, 2002, the Company's fiscal year was the 52-week period ending on the Saturday nearest to December 31 and its fiscal quarters were the 13-week periods ending on the Saturday nearest to March 31, June 30, September 30 and December 31. For clarity of presentation of prior years, the Company has described fiscal years presented as if the years ended on December 31 and fiscal quarters presented as if the quarters ended on March 31, June 30, September 30 and December 31.

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. The Company invests excess cash in interest-bearing accounts. Interest income earned on cash balances for 2000, 2001 and 2002 was $2,149,000, $1,578,000 and $829,000, respectively.

Inventories--Inventories are valued at the lower of cost or market. Cost is determined using the average cost method.

Property and Depreciation--Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

Investments - As of December 31, 2002, other assets include approximately $529,000 of equity securities, classified as available-for-sale. These securities are carried at fair value with any unrealized gain or loss recorded as other comprehensive income (loss).

Impairment of Long-Lived Assets--The Company reviews the recoverability of long-lived assets to determine if there has been any impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an

                         MERISEL, INC. AND SUBSIDIARIES
impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets (see Note 8 - "Impairment Losses").

Term discounts - Interest income includes term discounts earned from certain vendors for early payment of accounts payable in the amount of approximately $0, $9,000 and $1,040,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Income Taxes--Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's consolidated financial statements and income tax returns. Management provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

Fair Values of Financial Instruments--The fair values of financial instruments, which include cash and cash equivalents and accounts receivable approximate their carrying value because of their short-term nature.

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

Foreign Exchange Instruments--At December 31, 2002, the Company has no foreign exchange instruments outstanding. Prior to the sale of Merisel Canada, the Company's use of derivatives was limited to the purchase of spot and forward foreign currency exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchased forward Canadian and U.S. dollar contracts to hedge short-term advances to Merisel Canada and to hedge commitments to acquire inventory for sale and did not use the contracts for trading purposes. In 2000 and 2001 the Company recorded net foreign currency transaction losses of $946,000 and $229,000, respectively. These amounts are included in other expense in the accompanying consolidated statements of operations.

Revenue Recognition, Returns and Sales Incentives-- The Company derives revenues from software licensing, product updates and customer support services and training and consulting services purchased directly from third party vendors. The Company records revenue from software licensing when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred (as prescribed by Statement of Position ("SOP") 97-2, "Software Revenue Recognition"). In arrangements that include software licenses and professional services and/or product updates ("multiple elements"), the Company allocates revenue based on vendor specific objective evidence ("VSOE") of fair value of all elements, defers revenue for the undelivered items and recognizes as revenue the fair value of the delivered items based on VSOE of each element determined by the price for which the element is sold separately.

The Company recognizes revenue related to product updates and customer support services that they provide ratably over the term of the arrangement. Revenue from training and consulting services is recognized when the services are completed.

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

The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. The Company, subject to certain limitations including approval of its manufacturers/suppliers, may permit its customers to return products and to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs that,

                         MERISEL, INC. AND SUBSIDIARIES
among other things, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon the volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's vendors. A provision for estimated product returns and costs of customer incentive programs is recorded concurrently as a component of net sales with the recognition of revenue.

Accounting for Stock-Based Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, requires companies to estimate employee stock compensation expense based on the fair value method of accounting. However, the statement allows the alternative of continued use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," if pro forma disclosure of fair value amounts is provided. The Company has elected the alternative of continued use of APB Opinion No. 25.

Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 2000, 2001 and 2002 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been adjusted to the pro forma amounts indicated below:

                                                                        (In thousands, except per share
                                                                                   amounts)
                                                                         2000         2001         2002
                                                                     ------------- ------------ -----------
   Net income (loss) - As Reported                                      $(95,787)      $12,781      $7,110
   Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards                 $(107)        $(105)       $(32)
                                                                     ------------- ------------ -----------
   Net income (loss) - Pro Forma                                        $(95,894)      $12,676      $7,078

   Net income (loss) Per Share (Basic & Diluted)
   As Reported                                                           $(12.01)        $1.44       $0.74
   Pro Forma                                                             $(12.02)        $1.42       $0.73

Reclassifications--Certain reclassifications were made to prior year statements to conform to the current year presentation.

New Accounting Pronouncements-- In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment method-only approach. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have an impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity's risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are not classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company elected to adopt the provisions of SFAS No. 145 early, which resulted in the reclassification

                         MERISEL, INC. AND SUBSIDIARIES
of the amount related to early extinguishment of debt previously recorded as an extraordinary item to a component of operating income (loss) in the accompanying consolidated statements of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to change to the fair value based method of accounting for stock-based compensation at this time.

3. Sale of Accounts Receivable

Under securitization facilities, the Company and its subsidiaries have sold trade receivables to financial institutions. All of the facilities were expired or terminated in 2000 and 2001 and no amounts were outstanding as of December 31, 2001. Under the securitization facilities, the receivables were sold at face value with payment of a portion of the purchase price being deferred. Fees incurred in connection with the sale of accounts receivable under these agreements for the years ended December 31, 2000 and 2001 were $11,948,000 and $206,000, respectively, and are recorded as a component of other expense in the accompanying consolidated statements of operations.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                           Estimated
                                                          Useful Life
                                                          (in Years)         December 31,
                                                                      ----------------------------
                                                                         2001            2002
                                                                      ------------   -------------
     Land...............................................              $     883      $     883
     Buildings..........................................      20          3,043
     Equipment and computer hardware and software.......    3 to 7           95             95
     Furniture and fixtures.............................    3 to 5           27             27
                                                                      ------------   -------------
     Total..............................................                  4,048          1,005
     Less accumulated depreciation and amortization.....                    630            122
                                                                      ------------   -------------
     Property and equipment, net........................                 $3,418           $883
                                                                      ============   =============

In May 2002 the Company completed the sale of an office building in Cary, North Carolina. The $3,000,000 purchase price was paid $25,000 in cash and the remainder in a promissory note due May 20, 2004 or earlier in certain circumstances. The note bears interest at the prime rate plus 2.25% payable monthly and is secured by the property. The prime rate was 4.25% at December 31, 2002. The Company recorded the promissory note at an amount of $2,714,000 which approximates the carrying value of the property. The Company recognized no gain or loss on the sale of the property, net of actual disposal costs. In connection with the sale, the Company agreed to lend the purchaser up to an additional $1,000,000, at terms similar to the note described above, to fund improvements to the property after the purchaser has funded $1,000,000 in initial improvements. As of December 31, 2002, no additional amounts have been loaned.

                         MERISEL, INC. AND SUBSIDIARIES

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31 (in thousands):

                                                                    2001            2002
                                                                 -----------     -----------
Accounts payable:

      Trade payables                                                $ 5,335        $ 15,037
      Wind-down payables related to discontinued vendors              6,428           3,120
                                                                 -----------     -----------
        Total accounts payable                                     $ 11,763        $ 18,157
                                                                 ===========     ===========

Accrued liabilities:
      Restructuring accruals (see Note 7)                           $ 5,360          $2,882
      Compensation and other benefit accruals                         2,890           1,819
      State and local sales taxes and other taxes                     2,314           1,724
      Customer credits                                                1,694           1,467
      Software license and IT-related accruals                        3,113             478
      Optisel accruals                                                2,635             418
      Other                                                           3,791           3,620
                                                                 -----------     -----------

        Total accrued liabilities                                  $ 21,797        $ 12,408
                                                                 ===========     ===========

6. Income Taxes

The components of income (loss) from operations before income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                   -----------------------------------------
                                                       2000          2001           2002
                                                   ------------  ------------  --------------
     Domestic...............................       $   (119,017) $    (16,731) $      4,382
     Foreign................................            (19,867)           59
                                                   ------------  ------------  --------------
     Total..................................       $   (138,884) $    (16,672) $      4,382
                                                   ============  ============  ==============

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                   -----------------------------------------
                                                         2000          2001         2002
                                                   ------------  ------------  --------------
     Current:
          Federal................................                               $    (1,273)
          State..................................            302           148          518
          Foreign................................            284           297
                                                   ------------  ------------  --------------
          Total Current..........................            586           445         (755)
                                                   ------------  ------------  --------------
     Deferred:
          Foreign................................             34
                                                   ------------  ------------  --------------
          Total deferred.........................             34
                                                   ------------  ------------  --------------
          Total provision........................    $       620   $       445  $      (755)
                                                   ============  ============  ==============


                         MERISEL, INC. AND SUBSIDIARIES

Deferred income tax assets and liabilities were comprised of the following (in thousands):

                                                                        December 31,
                                                                     2001          2002
                                                                 -----------   ------------
          Net operating loss..........................           $    96,059   $    97,797
          Expense accruals............................                11,252         8,343
          Property....................................                 1,600
                                                                 -----------   ------------
                                                                     108,911       106,140
          Valuation allowances........................              (108,911)     (106,140)
                                                                 -----------   ------------
               Total..................................           $         -   $        -
                                                                 ===========   ============
     Net deferred tax asset...........................           $         -   $        -
                                                                 ===========   ============

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

                                                                              For the Years Ended
                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                      2000             2001            2002
                                                                  ------------     -----------       ---------
     Statutory rate..............................................     (35.0)%         (35.0)%           35.0%
     Change in valuation allowance...............................      34.5            25.2            (47.5)
     State income taxes, less effect of federal deduction........       0.6             0.5             (4.4)
     Goodwill amortization.......................................       0.3
     Foreign rate differential...................................                       1.5
     Capital asset basis differential............................                      (7.7)            (4.7)
     Expiration and limitation of NOL's..........................                      12.8
     Other.......................................................      (0.1)            5.0              4.4
                                                                   ------------    -------------    -----------
     Effective tax rate..........................................       0.3%            2.3%           (17.2)%
                                                                   ============    =============    ===========

In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company's ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company's equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company has adjusted its deferred tax asset to reflect the estimated limitation. At December 31, 2002, the Company had available U.S. Federal net operating loss carryforwards of $256,226,000, after adjusting for the estimated limitation, which expire at various dates beginning December 31, 2012. As of December 31, 2002, $80,286,000 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $175,940,000 is not restricted. The restricted net operating loss is subject to an annual limitation of $7,476,000. The Company has certain state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire. The Company has recorded a full valuation allowance against the net deferred income tax assets at December 31, 2001 and 2002 based upon the Company's estimate of the future realization of deferred income tax assets.

7. Restructuring Charges

During 2002 the Company recorded additional restructuring charges in relation to the wind-down of its U.S. distribution business (excluding software licensing) of $465,000. The adjustment is primarily due to $200,000 of additional charges related to facility lessors and $265,000 of additional charges related to severance costs associated with four employees.

During 2001 the Company adjusted the restructuring charges previously taken in relation to the wind-down of its U.S. distribution business (excluding software licensing) by $102,000. The adjustment is primarily due to $569,000 of favorable settlements reached with lessors of disposed facilities, net of $467,000 of additional charges related to severance costs associated with six employees.

                         MERISEL, INC. AND SUBSIDIARIES

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

As of December 31, 2002, $2,882,000 of total restructuring costs had not been paid and was included in accrued liabilities in the accompanying consolidated balance sheets. Future payments of these liabilities are expected to be approximately $1,767,000 and $1,115,000 in 2003 and 2004, respectively. The following tables display the activity and balances of the restructuring reserve account from December 31, 1999 to December 31, 2002 (in thousands):

                                  December 31,
                                      2001              Net                           December 31, 2002
                                    Balance       Charges (Benefit)      Payments           Balance
                                ----------------- ------------------- ---------------- -------------------
Type of cost:
Severance and related costs         $   1,176           $ 265           $(1,158)              $ 283
Facility, lease and other               4,184             200            (1,785)              2,599
                                ----------------- ------------------- ---------------- -------------------
Total                               $   5,360           $ 465           $(2,943)             $2,882
                                ================= =================== ================ ===================

                                  December 31,
                                      2000               Net                           December 31, 2001
                                    Balance       Charges (Benefit)      Payments           Balance
                                ----------------- ------------------- ---------------- -------------------
Type of cost:
Severance and related costs         $   5,443           $ 467           $(4,734)             $1,176
Facility, lease and other               7,929            (569)           (3,176)              4,184
                                ----------------- ------------------- ---------------- -------------------
Total                                $ 13,372          $ (102)          $(7,910)             $5,360
                                ================= =================== ================ ===================

                                  December 31,
                                      1999              Net                            December 31, 2000
                                    Balance           Charges            Payments           Balance
                                ----------------- ------------------- ---------------- -------------------
Type of cost:
Severance and related costs         $   2,740          $8,019           $(5,316)             $5,443
Facility, lease and other                 460           9,017            (1,548)              7,929
                                ----------------- ------------------- ---------------- -------------------
Total                               $   3,200         $17,036           $(6,864)            $13,372
                                ================= =================== ================ ===================


                         MERISEL, INC. AND SUBSIDIARIES

8. Impairment Losses

Effective as of July 28, 2001, the Company completed the sale to Synnex of Merisel Canada. The purchase price was CDN$30,000,000, of which CDN$1,000,000 was deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing. The amount was received in July 2002. As a result of the pending sale of Merisel Canada, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment. Based on this review, the Company recorded an impairment charge of $29,416,000 as of June 30, 2001. The impairment charge includes $13,000,000 for the SAP operating system, $8,900,000 for the Company's foreign translation adjustment, $3,600,000 for the unamortized goodwill attributable to Merisel Canada, and $3,916,000 related to various other assets. During the fourth quarter of 2001, the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2,000,000 to the Company, which is recorded as a $1,305,000 adjustment to the impairment charge previously recorded in the second quarter of 2001.

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

9. Discontinued Operations

Effective as of October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow, a distributor of Sun Microsystems products. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110,000,000, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37,500,000 payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179,800,000 of which approximately $57,500,000 was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price the Company realized a gain, net of costs associated with the sale, of approximately $25,200,000. In March 2001 the Company received an Additional Payment of $37,500,000 which, after deducting certain obligations relating to the payment, netted $36,250,000, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36,250,000.

                         MERISEL, INC. AND SUBSIDIARIES

Through Optisel, in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel did not generate any significant revenue except under these two transition services agreements. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001.

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and the discontinuance of Optisel's operations and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of the MOCA and Optisel businesses. The net operating results and net cash flows of these businesses have been reported as "Discontinued Operations" in the accompanying consolidated statements of operations and cash flows.

Summarized financial information for the discontinued operations for the year ended December 31, is as follows (in thousands):

                                                            2000 (1)      2001           2002
                                                      --------------- -------------- --------------

Net Sales                                                  $797,771        $10,538         $1,105
Cost of Sales                                               745,154          5,757            202
                                                      --------------- -------------- --------------

Gross Profit                                                 52,617          4,781            903

Selling, General & Administrative Expenses                   26,752         11,133         (1,070)
                                                      --------------- -------------- --------------

Operating Income (loss)                                      25,865         (6,352)         1,973

Other Expense                                                 7,326
                                                      --------------- -------------- --------------

Net Income (loss)                                           $18,539        ($6,352)        $1,973
                                                      =============== ============== ==============


(1) Data for 2000 reflects operations of the MOCA business from January through October and of the Optisel business from November through December.


                                                                      December 31,
                                                               2001                  2002
                                                               ----                  ----

Current Assets                                                   $802
Total Assets                                                      802
Current Liabilities                                             2,635                  418
Total Liabilities                                               2,635                  418

Assets of discontinued operations are included in prepaid expenses and other current assets at December 31, 2001. Liabilities of discontinued operations are included in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2001 and 2002.

                         MERISEL, INC. AND SUBSIDIARIES

10. Gain on Debt Extinguishment

In thirteen separate transactions during 2000, the Company purchased $101,197,000 aggregate principal amount of its outstanding 12-1/2% Senior Notes due 2005 (the "12.5% Notes"). The aggregate cost to purchase the 12.5% Notes was $50,982,000 and, as a result, the Company recognized a gain on extinguishment of debt, net of unamortized debt issuance costs, of $49,003,000 in the year ended December 31, 2000.

In the first quarter of 2001, the Company purchased or redeemed the remaining $23,803,000 principal amount of 12.5% Notes outstanding at an aggregate purchase price of $20,931,000, resulting in an extraordinary gain of $2,872,000. As a result, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged.

11. Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases. Future minimum rental payments under leases that have initial or remaining noncancelable lease terms in excess of one year are $221,000 in 2003 and $184,000 in 2004. Certain of the leases contain inflation escalation clauses and requirements for the payment of property taxes, insurance, and maintenance expenses. Rent expense for 2000, 2001 and 2002 was $7,835,000, $3,221,000 and $893,000 respectively, including amounts charged to the restructuring reserve.

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. The Company made estimates of its potential exposures and has established reserves for potential losses related to such proceedings. There can be no assurance that the Company's reserves will fully cover any possible exposure.

In addition, over the last several years the Company has disposed of a number of businesses, including all of its operations outside the United States, many of which had obligations that had been guaranteed by the Company. In connection with those dispositions, the Company sought either to have any guarantees released or to be indemnified against any liabilities under guarantees. The Company may not have identified all guarantees to be released and, in at least one instance, the indemnification provided to the Company is no longer of any value. Due to the nature of these indemnifications, the Company's exposure under the agreements cannot be estimated and no amounts have been recorded for such indemnities.

12.  Preferred Stock

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the "Convertible Preferred") issued by the Company for an aggregate purchase price of $15,000,000. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends amounted to $677,000, $1,969,000 and $3,368,000 as of December 31, 2000, 2001 and 2002, respectively.

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

13. Employee Stock Options and Benefit Plans

Employee Stock Options - On December 19, 1997, the Company's stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the "Stock Award and Incentive Plan"). Under the Stock Award and Incentive Plan, incentive stock

                         MERISEL, INC. AND SUBSIDIARIES
options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company's other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At December 31, 2002, 630,375 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then-market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options.

As of December 31, 2002, 126,270 options, including 800 options issued to non-employee Directors, remain outstanding under the Company's other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company's 1992 Stock Option Plan for Non-Employee Directors.

During 1999, the Company issued 51,500 restricted stock units to certain employees under the Stock Award and Incentive Plan. Each restricted stock unit represented the right to receive one share of common stock of the Company at no cost to the employee. The restricted stock units cliff vest after three years with provisions for accelerated vesting in the event certain operating performance targets are met. As of December 31, 2002 all restricted stock units had either been exercised or cancelled, therefore there were no restricted stock units outstanding at that date. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, totaled $135,000 and was amortized over the related three-year vesting period. During 2000 and 2001 the Company recorded approximately $22,000 and $13,000 of compensation expense related to the restricted stock units outstanding. During 2002, $133,000 of previously recorded compensation expense related to the restricted stock units was reversed due to the cancellation of the awards. The following summarizes the aggregate activity in all of the Company's plans for the three years ended December 31, 2002:

                                       2000                              2001                            2002
                            ----------------------------      ----------------------------   -----------------------------
                                              Weighted                       Weighted                       Weighted
                                              Average                        Average                        Average
                               Shares        Exer. Price        Shares       Exer. Price        Shares      Exer. Price
                            -----------    --------------     ------------  -------------     ----------   -------------
Outstanding at
   Beginning of year           549,410              34.40        363,183           31.87         204,965             27.17
Granted                        170,350              21.32         25,000            2.00
Exercised                       (3,025)             19.83                                         (1,000)
Canceled                      (353,552)             30.75       (183,218)          33.16         (24,695)            33.30
                            -----------                        ------------                    ----------
Outstanding at end
   of year                     363,183              31.87        204,965           27.17         179,270             26.46
                            -----------                        ------------                    ----------
Options exercisable at
year end                       236,457                           164,497                         151,770
                            -----------                        ------------                    ----------
Weighted average fair
   value  at date of grant
   of options  granted
   during the year              $11.73                             $1.47                          N/A
                            -----------                        ------------                    ----------

                         MERISEL, INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at December 31, 2002:

                                        Options Outstanding                        Options Exercisable

                            --------------------------------------------   ------------------------------------
                                               Weighted
                                                Average      Weighted                             Weighted
                                 Number        Remaining     Average             Number           Average
         Range of             Outstanding        Life        Exercise         Exercisable         Exercise
      Exercise Prices         at 12/31/02      In Years       Price           at 12/31/02          Price
--------------------------  ---------------  -------------  ------------    ---------------     --------------

         $117.50 to $117.50              200       1            $117.50                   200          $117.50
         $150.00 to $150.00              200       2            $150.00                   200          $150.00
           $58.75 to $58.75              200       3             $58.75                   200           $58.75
           $18.75 to $19.38            1,400       4             $19.29                 1,400           $19.29
           $16.25 to $43.10          111,645       5             $34.38               111,645           $34.38
           $40.60 to $40.60              125       6             $40.60                   125           $40.60
           $17.50 to $22.19           40,500       8             $18.72                35,500           $18.23
             $2.00 to $2.00           25,000       9              $2.00                 2,500            $2.00
                            ---------------                                  ----------------

           $2.00 to $150.00          179,270                                          151,770
                            ================                                 ================


The fair value of each option granted during 2000 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. There were no stock options granted in 2002:

                                                    2000              2001
                                                -------------    --------------
  Expected life                                      5.0              5.0
  Expected volatility                               89.18%           95.77%
  Risk-free interest rate                            6.34%            3.47%
  Dividend Yield                                     0.00%            0.00%

                         MERISEL, INC. AND SUBSIDIARIES

Benefit Plan - The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $840,070, $154,000 and $116,000 to the plan during the years ended December 31, 2000, 2001 and 2002, respectively. The contributions to the 401(k) plan were in the form of cash, which prior to the second quarter of 2001 was used to purchase shares of the Company's common stock on the open market.

Stock repurchase program - The Company has a stock repurchase program, where it expects to repurchase up to $1,000,000 of its outstanding common stock. The Company repurchased $328,000 and $516,000 under the program in 2001 and 2002, respectively.

14. Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS 131, the Company had determined it had four operating segments: the United States distribution (which included software licensing), the Canadian distribution segment, Optisel and MOCA. As described in Note 9, effective October 27, 2000, the Company completed the sale of its MOCA business segment and effective in the fourth quarter of 2001 the Company discontinued its Optisel business. MOCA and Optisel have been treated as discontinued operations in the accompanying consolidated financial statements. The segment data included below has been restated to exclude amounts related to the MOCA and Optisel business units.

In accordance with SFAS 131, the Company has prepared the following tables which present information related to each operating segment included in internal management reports (in thousands).

                                       ---------------------------
                                                  2002
                                       ------------- -------------
                                            US          Total

Net sales to external customers           $81,638       $81,638
Depreciation and amortization                  28            28
Operating income                            2,191         2,191
Non current assets                          4,217         4,217
Total segment assets                       72,844        72,844

                                                        2001
                                       -----------------------------------------
                                            US          Canada        Total
                                       ------------- ------------ --------------

Net sales to external customers           $40,371      $295,682      $336,053
Depreciation and amortization               2,793         2,255         5,048
Operating income (loss)                    10,467       (27,225)      (16,758)
Non current assets                          3,509                       3,509
Total segment assets                       68,955                      68,955
Capital expenditures                                        114           114

                                                        2000
                                       -----------------------------------------
                                            US          Canada        Total
                                       ------------- ------------ --------------

Net sales to external customers         $1,431,726     $660,216    $2,091,942
Depreciation and amortization               17,588        1,502        19,090
Operating loss                            (108,632)     (13,950)     (122,582)
Non current assets                           7,968       20,512        28,480
Total segment assets                        69,827      108,454       178,281
Capital expenditures                         1,701          152         1,853

                         MERISEL, INC. AND SUBSIDIARIES

15.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the "treasury stock" method.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands except share data):

                                                               For the Years Ended
                                                                   December 31,
Weighted average shares outstanding                          2000         2001        2002
-----------------------------------                          ----         ----        ----

Basic and diluted                                           8,031        7,989       7,735
                                                        ========== ============ ===========

                                                            2000           2001          2002
                                                        -------------- -------------- ------------
Income (loss) from operations                              $(139,504)       (17,117)         5,137
Preferred stock dividends                                       (677)        (1,292)        (1,399)
                                                        -------------- -------------- ------------
Income (loss) available to common stockholders              (140,181)       (18,409)         3,738
Income (loss) from discontinued operations                    18,539         (6,352)         1,973
Gain on sale of discontinued operations                       25,178         36,250
                                                        -------------- -------------- ------------
Net income (loss) available to common
  Stockholders                                              $(96,464)       $11,489         $5,711
                                                        ============== ============== ============



16. Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the fiscal years 2001 and 2002 is presented below (in thousands, except per share amounts):

                                                                                     2001
                                                        ---------------------------------------------------------------
                                                            March 31          June 30     September 30   December 31
                                                        ----------------   -------------  -------------  -------------
     Net sales...................................             $162,662          $116,684       $42,199      $14,508
     Gross profit................................                9,164            16,577         4,337        1,969
     Income (loss) from operations...............               (6,824)          (24,093)          912       12,888
     Discontinued operations:....................
        Income (loss) from discontinued operations              (3,095)              177           371       (3,805)
        Gain on sale of discontinued operations..               36,250
     Net income (loss)...........................               26,331           (23,915)        1,282        9,083

     Earnings per share:
     Income (loss) from operations                               (0.92)            (3.04)         0.07         1.59
     Discontinued operations:....................
        Income (loss) from discontinued operations               (0.39)             0.02          0.05        (0.48)
        Gain on sale of discontinued operations..                 4.54
     Net income (loss)...........................                 3.24             (3.02)         0.12         1.11

                         MERISEL, INC. AND SUBSIDIARIES


                                                                                     2002
                                                        ---------------------------------------------------------------
                                                            March 31          June 30     September 30   December 31
                                                        ----------------   -------------  -------------  -------------
     Net sales...................................              $15,773           $17,845       $20,714      $27,306
     Gross profit................................                1,234             1,585         2,657        2,810
     Income (loss) from operations...............                 (638)              437         1,187        4,151
     Discontinued operations:....................
        Income from discontinued operations......                1,066                              49          858
     Net income                                                    428               437         1,236        5,009

     Earnings per share:
     Income (loss) from operations                               (0.13)             0.01          0.11         0.49
     Discontinued operations:....................
        Income from discontinued operations......                 0.14                                         0.12
     Net income .................................                 0.01              0.01          0.11         0.61


In the second quarter of 2001, the Company recorded a $29,416,000 impairment charge related to the sale of Merisel Canada and a restructuring charge of $2,325,000 related to reductions in force in the Optisel business. In the fourth quarter of 2001, the Company recorded a $288,000 impairment charge related to a building owned in Cary, North Carolina and transferred $2,291,000 of previously recorded restructuring charges to the discontinued operations of the Optisel business.

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

During 2002 the Company recorded reductions of cost of sales in the amounts of $492,000, $810,000, $1,982,000 and $1,532,000 in the first, second, third and fourth quarters, respectively. These amounts related primarily to settlements reached with product vendors. The Company also recorded restructuring charges of $279,000 and $220,000 during the first and fourth quarters of 2002, respectively, and a reversal of previously recorded charges of $34,000 in the second quarter of 2002.

Additionally, in the fourth quarter of 2002, the Company settled and/or reviewed certain matters related to its U.S. distribution business (excluding software licensing), resulting in an aggregate adjustment of $2,519,000 to previously established reserves. Of this amount, $1,840,000 related to favorable settlements experienced with information technology vendors of the Company's U.S. hardware distribution business and is reflected as a reduction of selling, general and administrative expenses.

The Company early adopted Statement of Financial Accounting Standard No. 145, "Reporting Gains and Losses from Extinguishment of Debt" in 2002. The adoption resulted in the retroactive reclassification of gain on debt extinguishment from an extraordinary item to a component of operations.



                                   SCHEDULE II

                         MERISEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 2000, 2001 AND 2002

                                              Balance at       Charged to                     Balance at
                                             December 31,       Costs and                     December 31,
                                                1999             Expenses       Deductions        2000
                                            ----------------   ------------    ------------   ------------
Accounts receivable--Doubtful accounts.....     $8,514,000     $38,991,000    $25,512,000     $21,993,000
Accounts receivable--Other (1).............      4,460,000       4,725,000      5,960,000       3,225,000
                                            ----------------   ------------    ------------   ------------
                                               $12,974,000     $43,716,000    $31,472,000     $25,218,000
                                            ==============================================================

                                              Balance at       Charged to                     Balance at
                                             December 31,       Costs and                     December 31,
                                                2000            Expenses       Deductions        2001
                                            ----------------   ------------    ------------   ------------
Accounts receivable--Doubtful accounts.....    $21,993,000    ($7,774,000)    $13,665,000        $554,000
Accounts receivable--Other (1).............      3,225,000                      3,076,000         149,000
                                            ----------------   ------------    ------------   ------------
                                               $25,218,000    ($7,774,000)    $16,741,000        $703,000
                                            ==============================================================

                                              Balance at       Charged to                     Balance at
                                             December 31,       Costs and                     December 31,
                                                2001            Expenses       Deductions        2002
                                            ----------------   ------------    ------------   ------------
Accounts receivable--Doubtful accounts.....       $554,000      $1,003,000       $410,000      $1,147,000
Accounts receivable--Other (1).............        149,000       ($71,000)         40,000          38,000
                                            ----------------   ------------    ------------   ------------
                                                  $703,000        $932,000       $450,000      $1,185,000
                                            ==============================================================
----------
(1)  Accounts receivable--Other includes allowances for net sales returns, uncollectible cooperative advertising credits and notes receivable.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to information contained in the Company's definitive proxy statement for its 2003 annual meeting of stockholders (the "2003 Proxy Statement") under the captions "Election of Directors-Information Regarding Nominees and the Board of Directors," "Election of Directors-Executive Officers" and "Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation.

The information required by this time is incorporated herein by reference to the information contained in the 2003 Proxy Statement under the captions "Election of Directors-Executive Compensation-Summary Compensation Table;-Options in 2002;-Compensation Committee Interlocks and Insider Participation," "Election of Directors-Employment and Change Of Control Arrangements" and "Election of Directors-Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference to the information contained in the 2003 Proxy Statement under the caption "Election of Directors-Ownership of Common Stock."

Item 13.  Certain Relationships and Related Transactions.

The information required by this item in incorporated herein by reference to the information contained in the 2003 Proxy Statement under the caption "Election of Directors-Certain Relationships and Related Transactions."


                                     PART IV

Item 14.  Controls and Procedures

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


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) List of documents filed as part of this Report:

         (1)  Financial Statements included in Item 8:

              Independent Auditors' Report.

              Consolidated Balance Sheets at December 31, 2001 and 2002.

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002.

              Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2002.

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.

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

         (b) The Following Reports on Form 8-K were filed during the quarter ended December 31, 2002:

         Report on Form 8-K filed on December 20, 2002 reporting a change in the Company's fiscal year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003                MERISEL, INC.



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

             Signature                                          Title                                   Date



/s/Allyson Vanderford                                  Vice President-Finance                      March 28, 2003
------------------------------------               (Principal Accounting Officer)
Allyson Vanderford

/s/Albert J. Fitzgibbons III                                  Director                             March 28, 2003
------------------------------------
Albert J. Fitzgibbons III


/s/Bradley J. Hoecker                                         Director                             March 28, 2003
------------------------------------
Bradley J. Hoecker


/s/Timothy N. Jenson                                          Director                             March 28, 2003
------------------------------------
Timothy N. Jenson


/s/Dr. Arnold Miller                                          Director                             March 28, 2003
------------------------------------
Dr. Arnold Miller



/s/Lawrence J. Schoenberg                                     Director                             March 28, 2003
------------------------------------
Lawrence J. Schoenberg


                                 CERTIFICATIONS

         I, Timothy N. Jenson, certify that:

         1. I have reviewed this annual report on Form 10-K of Merisel, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003
                                                     Timothy N. Jenson
                                                     Chief Executive Officer

                                 CERTIFICATIONS

         I, Timothy N. Jenson, certify that:

         1. I have reviewed this annual report on Form 10-K of Merisel, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003
                                                     Timothy N. Jenson
                                                     Chief Financial Officer

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

3.5 Bylaws, as amended, of Merisel, Inc, filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.**

4.1 Certificate of Designation of Convertible Preferred Stock of Merisel, Inc., filed as exhibit 99.2 to the Company's Current Report on Form 8-K dated June 9, 2000.**

*10.1 1991 Employee Stock Option Plan of Merisel, Inc. together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under the 1991 Employee Stock Option Plan, filed as exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.**

*10.2 Amendment to the 1991 Employee Stock Option Plan of Merisel, Inc. dated January 16, 1997, filed as exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

*10.3 Merisel, Inc. 1992 Stock Option Plan for Nonemployee Directors, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.**

*10.4 Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as Annex II to the Company's Schedule 14A dated October 6, 1997.**

*10.5 Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

*10.6 Form of Restricted Stock Unit Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan, filed as exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended January 1, 2000.**

*10.7 Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated September 18, 2001, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 31, 2001.
         **

*10.8 Amendment to Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated December 18, 2001.

*10.9 Retention Agreement dated as of April 1, 2001 between Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson, filed as exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

*10.10 Promissory Note dated March 17, 1999 between Timothy N. Jenson and Merisel, Inc., filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1999.**

*10.11 Bonus Agreement dated as of August 10, 2000 between Merisel Americas, Inc. and Timothy N. Jenson, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.**

*10.12 Change of Control Agreement dated as of August 18, 1999 between Merisel, Inc., Merisel Americas, Inc. and Karen A. Tallman, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

*10.13 Retention Agreement dated August 10, 2000 between Merisel Americas, Inc. and Karen Tallman, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.**

*10.14 Change of Control Agreement dated as of April 27, 2000 between Merisel, Inc., Merisel Americas, Inc. and Allyson Vanderford, filed as exhibit
         10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. **

*10.15 Severance Agreement dated as of December 21, 2000 between Merisel Americas, Inc. and Allyson Vanderford, filed as exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
         **

10.16 Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, L.L.C, filed as exhibit 99.4 to the Company's Current Report on Form 8-K, dated September 19, 1997.**

10.17 Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II., L.L.C. dated as of June 2, 2000, filed as exhibit 99.1 to the Company's Form 8-K, dated June 9, 2000.**

10.18 Share Purchase Agreement, dated as of July 2, 2001, by and between Merisel Americas, Inc., a Delaware corporation, and SYNNEX Information Technologies, Inc., a California corporation, filed as exhibit 2.1 to the Company's Form 8-K, dated July 2, 2001.**

10.19 Real Property Purchase and Sale Agreement dated as of December 10, 2001 by and between HD Acquisitions, LLC and Merisel Properties, Inc., filed as exhibit 10.1 to the Company's Form 10-Q, for the quarter ended June 30, 2002.**

10.20 Tenth Amendment to Real Property Purchase and Sale Agreement dated as of May 10, 2002 between DCF I, LLC, the successor in interest to HD Acquisitions, LLC, and Merisel Properties, Inc., filed as exhibit 10.2 to the Company's Form 10-Q, for the quarter ended June 30, 2002.**

10.21 Consent to Assignment of Land Purchase Agreement dated May 10, 2002 between Merisel Properties, Inc., HD Acquisitions, LLC and DCF I, LLC., filed as exhibit 10.3 to the Company's Form 10-Q, for the quarter ended June 30, 2002. **

10.22 Purchase Money Note dated May 20, 2002 issued by DCF I, LLC to Merisel Properties, Inc., filed as exhibit 10.4 to the Company's Form 10-Q, for the quarter ended June 30, 2002. **

10.23 Purchase Money Deed of Trust dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary, filed as Exhibit 10.5 to the Company's Form 10-Q, for the quarter ended June 30, 2002. **

10.24 Construction Promissory Note dated May 20, 2002 issued by DCFI, LLC to Merisel Properties, Inc, filed as exhibit 10.6 to the Company's Form 10-Q, for the quarter ended June 30, 2002. **

10.25 Deed of Trust and Security Agreement dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary, filed as exhibit 10.7 to the Company's Form 10-Q, for the quarter ended June 30, 2002. **

10.26 Construction Loan Agreement dated May 20, 2002 between DCF I, LLC, Anthony Dilweg and Merisel Properties, Inc., filed as exhibit 10.8 to the Company's Form 10-Q, for the quarter ended June 30, 2002.
         **

10.27 Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition, filed as exhibit 10.1 to the Company's Form 10-Q, for the quarter ended September 30, 2002.**

21       Subsidiaries of the Registrant.

23       Consent of Deloitte & Touche LLP, Independent Accountants.

99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Code of Business Conduct
--------
*Management contract or executive compensation plan or arrangement. **Incorporated by reference.