Form 10-Q
period 2003-03-31
MERISEL INC /DE/
filed 2003-05-15
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

For the transition period from _______________ to ___________

                         Commission File Number 0-17156

                                  MERISEL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                              95-4172359
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

200 Continental Boulevard
El Segundo, CA                                                      90245-0984
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)


Registrant's telephone number, including area code (310) 615-3080
                                                   --------------

--------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last year

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

                                 Yes   No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                               Number of Shares Outstanding
               Class                           as of May 13, 2003
Common Stock, $.01 par value                   7,616,380 Shares

                                  MERISEL, INC.

                                      INDEX


                                                                Page Reference
PART I   FINANCIAL INFORMATION (Unaudited)

                  Consolidated Balance Sheets as of                        1-2
                  March 31, 2003 and December 31, 2002

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2003 and 2002                 3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2003 and 2002                 4

                  Notes to Consolidated Financial Statements              5-13

                  Management's Discussion and Analysis of                14-18
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure       18

                  Disclosure Controls and Procedures                        18

PART II  OTHER INFORMATION                                                  19

                  SIGNATURES                                                20

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION


         Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Merisel, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of (i) economic conditions generally, (ii) industry growth, (iii) competition, (iv) liability and other claims asserted against the Company, (v) the loss of significant customers or vendors, (vi) operating margins, (vii) business disruptions, (viii) the ability to attract and retain qualified personnel, and (ix) other risks detailed in this report and the Company's other public filings. These factors are discussed elsewhere in this report, including, without limitation, in the footnotes to the attached financial statements and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.





                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                               March 31,               December 31,
                                                                                  2003                     2002
                                                                           -------------------      -------------------
Current assets:
Cash and cash equivalents                                                         $48,180                 $46,795
Accounts receivable (net of allowances of $1,045 and $1,185 for                    13,150                  21,664
2003 and 2002, respectively)
Prepaid expenses and other current assets                                              72                     168
                                                                           -------------------      -------------------
  Total current assets                                                             61,402                  68,627

Property and equipment, net                                                           883                     883

Other assets                                                                        3,364                   3,334
                                                                           -------------------      -------------------

Total assets                                                                      $65,649                 $72,844
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



                          PART 1. FINANCIAL INFORMATION


                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 March 31,           December 31, 2002
                                                                                    2003
                                                                             -------------------    --------------------

Current liabilities:
Accounts payable                                                                    $12,828                $18,157
Accrued liabilities                                                                   9,601                 12,408
                                                                             -------------------    --------------------
  Total current liabilities                                                          22,429                 30,565

Long term liabilities                                                                   559                    529

Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized
   1,000,000 shares; 150,000 shares issued and outstanding                           18,734                 18,368
Common stock, $.01 par value, authorized 150,000,000
   shares; 8,026,364  and 8,026,375 shares issued for 2003
   and 2002, respectively; 7,616,384 and 7,619,095 shares
   outstanding for 2003 and 2002, respectively                                           76                     76
Additional paid-in capital                                                          279,448                279,814
Accumulated deficit                                                                (254,609)              (255,559)
Accumulated other comprehensive loss                                                   (141)                  (109)
Treasury stock                                                                         (847)                  (840)
                                                                             -------------------    --------------------
Total stockholders' equity                                                           42,661                 41,750
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $65,649                $72,844
                                                                             ===================    ====================












                    See accompanying notes to consolidated financial statements.



                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                2003                       2002
                                                                        -------------------     ----------------------

Net sales                                                                     $18,463                    $15,773

Cost of sales                                                                  17,438                     14,538
                                                                        -------------------     ----------------------

Gross profit                                                                    1,025                      1,235

Selling, general and administrative expenses                                      660                      1,970

Restructuring charge                                                              256                        279
                                                                        -------------------     ----------------------

Operating income (loss)                                                           109                     (1,014)

Interest income, net                                                              644                        334

Other income, net                                                                   1                         82
                                                                        -------------------     ----------------------

Income (loss) from operations before income tax and discontinued                  754                       (598)
operations

Income tax (benefit) provision                                                   (196)                        40
                                                                        -------------------     ----------------------

Income (loss) from operations before discontinued operations                      950                       (638)

Discontinued operations:
   Income from discontinued operations                                                                     1,066
                                                                        -------------------     ----------------------
Net income                                                                       $950                       $428
                                                                        ===================     ======================

Preferred dividends                                                               366                        339
                                                                        -------------------     ----------------------
Net income available to common stockholders                                      $584                        $89
                                                                        ===================     ======================

Net income (loss) per share (basic and diluted):
 Income (loss) from continuing operations less  preferred dividends              $.08                      $(.13)

  Income from discontinued operations                                                                        .14
                                                                        -------------------     ----------------------
Net income available to common stockholders                                      $.08                       $.01
                                                                        ===================     ======================

Weighted average number of shares
  Basic and diluted                                                             7,619                      7,834




                   See accompanying notes to consolidated financial statements.



                          MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  2003                    2002
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $950                    $428
Less: income from discontinued operations, net                                                              1,066
                                                                            ------------------      -------------------
Income (loss) from continuing operations                                              950                    (638)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
  Depreciation and amortization                                                                                10
  Provision for doubtful accounts                                                     102                     (11)
  Gain on sale of property and equipment                                                                      (82)
  Unrealized loss on deferred compensation asset                                      (32)
Changes in operating assets and liabilities:
  Accounts receivable                                                               8,412                  (1,165)
  Prepaid expenses and other current assets                                            96                    (119)
  Accounts payable                                                                 (5,329)                  2,439
  Accrued and long term liabilities                                                (2,745)                 (2,856)
                                                                            ------------------      -------------------
Net cash provided by (used for) operating activities of continuing                  1,454                  (2,422)
operations
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                                                                (62)                   (637)
Proceeds from sale of property and equipment, net disposal cost                                                82
                                                                            ------------------      -------------------
Net cash used for investing activities of continuing operations                       (62)                   (555)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                             (7)                    (27)
                                                                            ------------------      -------------------
Net cash used for financing activities of continuing operations                        (7)                    (27)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                                1,861

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,385                  (1,143)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     46,795                  55,578
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $48,180                 $54,435
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid (received) during the period for:                                       2003                    2002
                                                                            ------------------     --------------------
  Income taxes                                                                       (152)                     119
  Preferred dividends accrued                                                         366                      339



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

The information for the three months ended March 31, 2003 and 2002 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

2.   Liquidity

At March 31, 2003, the Company had cash and cash equivalents of approximately $48 million. The Company has developed an operating plan for 2003 that focuses upon growing its software licensing business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that with its cash balances after wind-down related expenditures, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. All anticipated wind-down related expenditures are currently recorded as accrued liabilities and/or accounts payable on the Company's consolidated balance sheet. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company would have less liquidity to meet its working capital needs.

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

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity's risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are not classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company elected to adopt the provisions of SFAS No. 145 early, but the adoption had no impact on the accompanying consolidated statements of operations.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its financial statements.

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

5.   Risks and Uncertainties

In August 2002 the Company was advised by one of its largest vendors that it was terminating its relationship with the Company effective August 31, 2002. For the three months ended March 31, 2002 and the year ended December 31, 2002, that vendor's products accounted for 28.7% and 13.8%, respectively, of software licensing sales. The Company expects that such termination will have an adverse effect on the Company's sales for a number of quarters. In addition, it will increase the Company's dependence on its largest vendor, which for the three months ended March 31, 2002, the three months ended March 31, 2003 and the year ended December 31, 2002 accounted for 67.6%, 93.9% and 79.8%, respectively, of software licensing sales. The termination of the Company's distribution agreement with its remaining key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company.

For the three months ended March 31, 2002, 10 customers accounted for approximately 77.5% of the Company's U.S. software licensing net sales, with the top two customers accounting for approximately 24.6% and 18% of net sales, respectively. For the three months ended March 31, 2003, 10 customers accounted for approximately 72.2% of the Company's U.S. software licensing net sales, with the top two customers accounting for approximately 21.9% and 16.8% of net sales, respectively.

6.   Fiscal Year

Effective December 31, 2002, the Company's fiscal year ends on December 31 and its first fiscal quarter ends on March 31. Prior to December 31, 2002, the Company's fiscal year was the 52-week period ending on the Saturday nearest to December 31 and its first fiscal quarter was the 13-week period ending on the Saturday nearest to March 31. For clarity of presentation of the prior first quarter, the Company has described the first fiscal quarter presented as if the period ended on March 31.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

7.       Discontinued Operations

Through its subsidiary Optisel, Inc. ("Optisel"), in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel did not generate any significant revenue except under these two transition services agreements. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue the operation of the Optisel business during the fourth quarter of 2001.

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

                                                     (In thousands)
                                                 For the Three Months Ended
                                          March 31, 2003        March 31, 2002

Net Sales                                                           $1,105
Income from Discontinued Operations                                  1,066


8.       Restructuring Charges and Wind Down Related Liabilities

During the first quarter of 2003, the Company made the decision to reduce its workforce by approximately 10 full-time positions. As a result, a restructuring charge of $256,000 related to severance and employee benefits was recorded in the first quarter of 2003.

During the first quarter of 2002, the Company made the decision to reduce its workforce by approximately 17 full-time positions. As a result, a restructuring charge of $265,000 related to severance and employee benefits was recorded in the first quarter of 2002. An additional restructuring charge of $14,000 was recorded related to lease and contract commitments in the first quarter of 2002.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

As of March 31, 2003, $2,703,000 of total restructuring costs had not been paid and was included in accrued liabilities on the balance sheet. The following table sets forth the activity and balances of the restructuring reserve from December 31, 2002 to March 31, 2003:

                                                                        (In thousands)
                                         December 31, 2002                                            March 31, 2003
                                              Balance             Net Charges        Payments             Balance
Type of cost:
Severance and related costs                      $  283               $  256            $  154            $  385
Facility, lease and other                         2,599                                    281             2,318
                                      ------------------------- ----------------- ---------------- ----------------------
Total                                          $  2,882               $  256            $  435          $  2,703
                                      ========================= ================= ================ ======================

                                                 Three months ended
                          ------------------------------------------------------------------

Expected timing of           June 30,       September 30,     December 31,     March 31,
payouts                         2003             2003             2003            2004       Thereafter      Total
                          ---------------- ----------------- --------------- --------------- ------------ ------------
Severance and related
costs                             $150           $  150              $  85                                        $385
Facility, lease and
other                              314              297                297             320          1,090        2,318
                          ---------------- ----------------- --------------- --------------- ------------ ------------
Total                            $ 464           $  447             $  382          $  320       $  1,090     $  2,703
                          ================ ================= =============== =============== ============ ============

9.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                         March 31, 2003      December 31, 2002
                                                                         ---------------     ------------------
Accounts payable:
      Trade payables                                                            $ 9,919               $ 15,037
      Wind-down payables related to discontinued vendors                          2,909                  3,120
                                                                         ---------------     ------------------
      Total accounts payable                                                   $ 12,828               $ 18,157
                                                                         ===============     ==================

Accrued liabilities:
      Restructuring accruals                                                    $ 2,703                 $2,882
      Compensation and other benefit accruals                                     1,100                  1,819
      State and local sales taxes and other taxes                                 1,719                  1,724
      Miscellaneous open credits                                                    139                  1,467
      Software license and IT-related accruals                                      332                    478
      Optisel accruals                                                              288                    418
      Other                                                                       3,320                  3,620
                                                                         ---------------     ------------------
        Total accrued liabilities                                               $ 9,601               $ 12,408
                                                                         ===============     ==================

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

10.      Disposition of Assets

In May 2002 the Company completed the sale of an office building in Cary, North Carolina. The $3,000,000 purchase price was paid $25,000 in cash and the remainder in a promissory note due May 20, 2004 or earlier in certain circumstances. The note bears interest at the prime rate plus 2.25% payable monthly and is secured by the property. The prime rate was 4.25% at March 31, 2003. The Company recorded the promissory note at a discounted amount of $2,714,000 which approximates the carrying value of the property. The Company recognized no gain or loss on the sale of the property, net of actual disposal costs. In connection with the sale, the Company agreed to lend the purchaser up to an additional $1,000,000, at terms similar to the note described above, to fund improvements to the property after the purchaser has funded $1,000,000 in initial improvements. As of March 31, 2003 no additional amounts have been loaned. Subsequent to March 31, 2003, the purchaser informed the Company that the purchaser's plans for developing the property securing the note may not be economically feasible; and therefore the purchaser was likely to default on the note and stop making any further payments. The Company is analyzing the appropriate actions to maximize the underlying value of this note, including potentially foreclosing on the property.

11.      Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                                                           (In thousands)
                                                                                    Three Months Ended March 31,
                                                                                      2003                2002
                                                                                      ----                ----

Net income                                                                              $950               $428
Other comprehensive loss - unrealized  loss on available for sale
securities                                                                               (32)
                                                                                 ---------------    -----------------
Comprehensive income                                                                    $918               $428
                                                                                 ===============    =================

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

                                                                    (In thousands)
                                                             Three months ended March 31,
                                                                2003               2002
                                                          ------------------ -----------------
Income (loss) from continuing operations                         $950              $(638)
Preferred stock dividends                                        (366)              (339)
                                                          ------------------ -----------------
Income (loss) available to common stockholders                    584               (977)
Income from discontinued operations                                                1,066
                                                          ------------------ -----------------
Net income available to common stockholders                      $584                $89
                                                          ================== =================

On July 3, 2001 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 to repurchase shares of its common stock from time to time in the open market or otherwise. On March 25, 2002 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 during the remainder of 2002 for repurchases of its common stock. On January 15, 2003, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $1,000,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of March 31, 2003, the Company had repurchased approximately 410,000 shares under these authorizations for an aggregate cost of $854,000 (including approximately $7,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. There is approximately $993,000 remaining to be used for stock repurchases under the current authorization.

13.       Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS No. 131, the Company had determined it had three operating segments: the United States distribution segment, the Canadian distribution segment, and Optisel. Effective in the fourth quarter of 2001, the Company discontinued its Optisel business segment. Optisel has been treated as discontinued operations in the accompanying financial statements. The Company has determined that it currently has only one operating segment, the software licensing solution provider segment. During 2002 and 2003, the Company had software licensing as the only operating segment.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

14.      Other Assets

At March 31, 2003, other assets include approximately $559,000 of investment securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company's chief executive officer. An offsetting obligation is included in long term liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of March 31, 2003, there were unrealized holding losses of approximately $141,000. This unrealized loss has been recorded as a component of other comprehensive loss.

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

Discontinued Operations

Through Optisel, in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel did not generate any significant revenue except under these two transition services agreements. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company discontinued the operation of the Optisel business during the fourth quarter of 2001.

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

Wind-Down of U.S. Distribution Business

With respect to the U.S. distribution business, in December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, such business would focus solely on software licensing and the balance of the U.S. distribution business would be wound down. Although the wind-down was substantially complete by the end of the first quarter of 2001, the Company has significant remaining obligations related to the U.S. distribution business, primarily with respect to leases, vendors and employee severance. See "Liquidity and Capital Resources" below.

Risks and Uncertainties

In August 2002 the Company was advised by one of its largest vendors that it was terminating its relationship with the Company effective August 31, 2002. For the three months ended March 31, 2002 and the year ended December 31, 2002, that vendor's products accounted for 28.7% and 13.8%, respectively, of software licensing sales. The Company expects that such termination will have an adverse effect on the Company's sales for a number of quarters. In addition, it will increase the Company's dependence on its largest vendor, which for the three months ended March 31, 2002, the three months ended March 31, 2003 and the year ended December 31, 2002 accounted for 67.6%, 93.9% and 79.8%, respectively, of software licensing sales. The termination of the Company's distribution agreement with its remaining key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company.

For the three months ended March 31, 2002, 10 customers accounted for approximately 77.5% of the Company's U.S. software licensing net sales, with the top two customers accounting for approximately 24.6% and 18% of net sales, respectively. For the three months ended March 31, 2003, 10 customers accounted for approximately 72.2% of the Company's U.S. software licensing net sales, with the top two customers accounting for approximately 21.9% and 16.8% of net sales, respectively.

RESULTS OF OPERATIONS

The Company reported net income available to common stockholders of $584,000, or $0.08 per share, for the three months ended March 31, 2003, compared to net income available to common stockholders of $89,000, or $0.01 per share, for the 2002 period. The results for the three months ended March 31, 2002 include income from discontinued operations of $1,066,000. The discussion and analysis below does not reflect discontinued operations, but does include the Company's U.S. distribution business.

Three Months Ended March 31, 2003 as Compared to the Three Months March 31,
2002.

The Company's net sales increased 17.1% from $15,773,000 in the quarter ended March 31, 2002 to $18,463,000 in the quarter ended March 31, 2003. The increase in net sales resulted from the focus the Company has on growing its software licensing business.

Gross profit decreased $210,000 from $1,235,000 in the first quarter of 2002 to $1,025,000 in the first quarter of 2003. Gross profit as a percentage of sales, or gross margin, was 7.8% for the three months ended March 31, 2002 compared to 5.6% for the three months ended 2003. The 2002 and 2003 periods reflect reductions in cost of sales of approximately $492,000 and $486,000, respectively, relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 4.7% and 2.9% in the 2002 and 2003 periods, respectively. The decrease in gross margins in the software licensing business are related to competitive pricing pressures and declining backend rebates offered by manufacturers.

Selling, general and administrative expenses decreased by 66.5% from $1,970,000 in the first quarter of 2002 to $660,000 in the first quarter of 2003. Selling, general and administrative expenses as a percentage of sales were 3.6% in the first quarter of 2003 compared to 12.5% in the 2002 period. The 2003 period reflects approximately $1,357,000 of favorable adjustments related to the wind-down of the U.S. distribution business, partially offset by $287,000 of certain transaction costs related to the Company's ongoing acquisition activities. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 9.4% in the first quarter of 2003. The decline in selling, general and administrative expenses, both in dollars and as a percentage of sales is related to cost reductions that the Company has made over the past year and efficiencies that have been gained.

During the first quarter of 2003, the Company made the decision to reduce its workforce by approximately 10 full-time positions. As a result, a restructuring charge of $256,000 related to severance and employee benefits was recorded in the first quarter of 2003.

During the first quarter of 2002, the Company made the decision to reduce its workforce by approximately 17 full-time positions. As a result, a restructuring charge of $265,000 related to severance and employee benefits was recorded in the first quarter of 2002. An additional restructuring charge of $14,000 was recorded related to lease and contract commitments in the first quarter of 2002.

As a result of the above items, the Company had operating income of $109,000 for the three-month period ended March 31, 2003 compared to an operating loss of $1,014,000 for the three-month period ended March 31, 2002.

Interest Expense; Other Expense; and Income Tax Provision

Interest income increased from $334,000 in the first quarter of 2002 to $644,000 in the first quarter of 2003. The change primarily reflects an increased amount of vendor early pay discounts.

Other income for the Company decreased from $82,000 in the three months ended March 31, 2002 to $1,000 in the three months ended March 31, 2003. Other income in both periods reflects a gain recognized on the sale of property, plant and equipment that had been fully depreciated.

The income tax provision decreased from $40,000 in the three months ended March 31, 2002 to a benefit of $196,000 for the three months ended March 31, 2003. In both periods, the income tax rate reflects primarily the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss carry forwards to offset federal income taxes in the current period. In the 2003 period, the tax provision is offset by refunds related to previously paid federal income tax amounts.

Income (Loss) from Operations

As a result of the above items, the Company had income from operations of $950,000 for the three months ended March 31, 2003 compared to a loss from continuing operations of $638,000 or the three months ended March 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities during the three months ended March 31, 2003 was $1,454,000. The primary source of cash was a decrease in accounts receivable of $8,412,000, which was offset by decreases in accounts payable and accrued expenses of $5,329,000 and $2,745,000, respectively.

Net cash used for investing activities was $62,000 for the purchase of securities in connection with an employee deferred compensation agreement.

Financing Sources and Capital Expenditures

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

At March 31, 2003, the Company had cash and cash equivalents of approximately $48 million. The Company has developed an operating plan for 2003 that focuses upon growing its software licensing business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

ASSET MANAGEMENT

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At March 31, 2003, the Company's two largest customers represented 43%, or $6,080,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the March 31, 2003 accounts receivable balance.

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At March 31, 2003, the Company had cash investments of $45,443,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $2,737,000 maintained in various checking accounts at March 31, 2003. As a result of the sale of Merisel Canada effective July 28, 2001, the Company has no outstanding long-term debt and no significant foreign currency risk.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition of the business of the Company.




Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 99.1-Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 2003.

                  Current report on Form 8-K dated January 21, 2003 which reported that the Company had received notification from Nasdaq indicating that the Company had not maintained the Nasdaq listing requirements.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003


                                  Merisel, Inc.



                                By: /s/Timothy N. Jenson
                                   ------------------------------------------
                                   Timothy N. Jenson
                                   Chief Executive Officer, President and
                                   Chief Financial Officer
                                  (Principal Executive and Financial Officer)

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


Date:    May 15, 2003                   /s/Timothy N. Jenson
                                        ---------------------------------------
                                        Timothy N. Jenson
                                        Chief Executive Officer, President and
                                        Chief Financial Officer

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


Date:    May 15, 2003                   /s/Timothy N. Jenson
                                        ---------------------------------------
                                        Timothy N. Jenson
                                        Chief Executive Officer, President and
                                        Chief Financial Officer