Form 10-Q
period 2003-06-30
MERISEL INC /DE/
filed 2003-08-14
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

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

                                 Yes X No _____

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
                                 Yes____ No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
               Class                                 as of August 13, 2003
Common Stock, $.01 par value                         7,616,380 Shares

                                  MERISEL, INC.

                                      INDEX


                                                                 Page Reference
PART I   FINANCIAL INFORMATION (Unaudited)

                  Consolidated Balance Sheets as of                         1-2
                  June 30, 2003 and December 31, 2002

                  Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 2003 and 2002           3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2003 and 2002                     4

                  Notes to Consolidated Financial Statements               5-14

                  Management's Discussion and Analysis of                 15-20
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure        20

                  Disclosure Controls and Procedures                         21

PART II  OTHER INFORMATION                                                   22

                  SIGNATURES                                                 23

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





                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                                June 30,               December 31,
                                                                                  2003                     2002
                                                                           -------------------      -------------------
Current assets:
Cash and cash equivalents                                                         $44,608                 $46,795
Accounts receivable (net of allowances of $1,094 and $1,185 for                    19,930                  21,664
2003 and 2002, respectively)
Prepaid expenses and other current assets                                              45                     168
                                                                           -------------------      -------------------
  Total current assets                                                             64,583                  68,627

Property and equipment, net                                                           883                     883

Other assets                                                                        3,426                   3,334
                                                                           -------------------      -------------------

Total assets                                                                      $68,892                 $72,844
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



                          PART 1. FINANCIAL INFORMATION


                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,           December 31, 2002
                                                                                    2003
                                                                             -------------------    --------------------

Current liabilities:
Accounts payable                                                                    $17,705                $18,157
Accrued liabilities                                                                   7,331                 12,408
                                                                             -------------------    --------------------
  Total current liabilities                                                          25,036                 30,565

Long term liabilities                                                                   659                    529

Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized
   1,000,000 shares; 150,000 shares issued and outstanding                           19,107                 18,368
Common stock, $.01 par value, authorized 150,000,000
   shares; 8,026,364  and 8,026,375 shares issued for 2003
   and 2002, respectively; 7,616,384 and 7,619,095 shares
   outstanding for 2003 and 2002, respectively                                           76                     76
Additional paid-in capital                                                          279,075                279,814
Accumulated deficit                                                                (254,173)              (255,559)
Accumulated other comprehensive loss                                                    (41)                  (109)
Treasury stock                                                                         (847)                  (840)
                                                                             -------------------    --------------------
Total stockholders' equity                                                           43,197                 41,750
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $68,892                $72,844
                                                                             ===================    ====================












             See accompanying notes to consolidated financial statements.



                          MERISEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                                June 30,                                  June 30,
                                                        2003                 2002                 2003                  2002
                                                   ---------------     ----------------    ------------------    ------------------

Net sales                                            $24,665              $17,845               $43,128               $33,618

Cost of sales                                         23,813               16,260                41,251                30,798
                                                   ---------------     ----------------    ------------------    ------------------

Gross profit                                             852                1,585                 1,877                 2,820

Selling, general & administrative expenses             1,014                1,620                 1,673                 3,590
Restructuring charge                                     (48)                 (34)                  208                   245
                                                   ---------------     ----------------    ------------------    ------------------
Operating loss                                          (114)                  (1)                   (4)               (1,015)

Interest income, net                                    (452)                (476)               (1,096)                 (810)
Other income, net                                        (17)                  (2)                  (18)                  (84)
                                                   ---------------     ----------------    ------------------    ------------------

Income (loss) from operations  before income
taxes and discontinued operations                        355                  477                 1,110                  (121)

Income tax provision (benefit)                           (80)                  40                  (276)                   80
                                                   ---------------     ----------------    ------------------    ------------------

Income (loss) from operations before
discontinued operations                                  435                  437                 1,386                  (201)

Discontinued operations:
  Income from discontinued operations                                                                                   1,066
                                                   ---------------     ----------------    ------------------    ------------------
Net income                                              $435                 $437                $1,386                  $865
                                                   ===============     ================    ==================    ==================

Preferred stock dividends                                373                  346                   739                   686
                                                   ---------------     ----------------    ------------------    ------------------
Net income available to common stockholders              $62                  $91                  $647                  $179
                                                   ===============     ================    ==================    ==================

Net income (loss) per share (basic and diluted):
  Income (loss) from operations before
 discontinued   operations less preferred
 dividends                                           $   .01             $    .01                 $ .08              $   (.12)

  Income from discontinued operations                                                                                     .14
                                                   ---------------     ----------------    ------------------    ------------------
  Net income available to common stockholders        $   .01             $    .01                 $ .08              $    .02
                                                   ===============     ================    ==================    ==================

Weighted average number of shares
  Basic and diluted                                    7,616                7,781                 7,617                 7,807


                              See accompanying notes to consolidated financial statements.



                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                  2003                    2002
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $1,386                    $865
Less: income from discontinued operations, net                                                              1,066
                                                                            ------------------      -------------------
Income (loss) from operations                                                       1,386                    (201)
Adjustments to reconcile net loss from operations
  to net cash used by operating activities:
  Depreciation and amortization                                                                                18
  Provision for doubtful accounts                                                      91                     123
  Restricted stock units compensation expense                                                                (119)
  Gain on sale of property and equipment                                              (18)                    (82)
  Unrealized gain (loss) on deferred compensation asset                                68                     (82)
Changes in operating assets and liabilities:
  Accounts receivable                                                               1,643                  (4,657)
  Prepaid expenses and other assets                                                   161                     (11)
  Accounts payable                                                                   (452)                  3,883
  Accrued and long term liabilities                                                (5,015)                 (5,180)
                                                                            ------------------      -------------------
Net cash used for operating activities                                             (2,136)                 (6,308)
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                                                                (62)                   (637)
Transaction costs on sale of property                                                                        (234)
Proceeds from sale of property and equipment, net of disposal cost                     18                     109
                                                                            ------------------      -------------------
Net cash used for investing activities                                                (44)                   (762)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                             (7)                   (203)
                                                                            ------------------      -------------------
Net cash used for financing activities                                                 (7)                   (203)

                                                                            ------------------      -------------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                            -                   1,868
                                                                            ------------------      -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (2,187)                 (5,405)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     46,795                  55,578
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $44,608                 $50,173
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid (received) during the period for:                                       2003                    2002
                                                                            ------------------     --------------------
  Income taxes                                                                       (152)                    119
  Preferred dividends accrued                                                         739                     686



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

The information for the three and six months ended June 30, 2003 and 2002 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   Liquidity

At June 30, 2003, the Company had cash and cash equivalents of approximately $45 million. The Company has developed an operating plan for 2003 that focuses upon growing its software licensing business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that with its cash balances after wind-down related expenditures, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. All anticipated wind-down related expenditures are currently recorded as accrued liabilities and/or accounts payable on the Company's consolidated balance sheet. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company would have less liquidity to meet its working capital needs.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

3.       New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity's risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are not classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company elected to adopt the provisions of SFAS No. 145 early, but the adoption had no impact on the accompanying consolidated statements of income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when incurred as opposed to an entity's commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has complied with the provisions of SFAS No. 146.

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

compensation. This statement also amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to change to the fair value based method of accounting for stock-based compensation at this time. Had compensation cost for the Company's stock option plans been determined based on their fair value consistent with the provisions of SFAS No. 123, the effect on the Company's net income and net income per share for the three and six months ended June 30, 2003 and 2002 would not be material.

FASB Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities; an Interpretation of ARB No. 51" was issued January 2003 to clarify the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively and the Company does not anticipate that SFAS No. 149 will have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company is currently evaluating the impact SFAS No. 150 may have on its consolidated financial position or results of operations.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" was issued January 2003 regarding the circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller's income statement,
(b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income statement. The Company recognizes consideration received from vendors in conformity with EITF No. 02-16.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

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

5.   Risks and Uncertainties

In August 2002 the Company was advised by one of its largest vendors that it was terminating its relationship with the Company effective August 31, 2002. For the six months ended June 30, 2002 and the year ended December 31, 2002, that vendor's products accounted for 24.8% and 13.8%, respectively, of software licensing sales. The Company expects that such termination will have an adverse effect on the Company's sales for a number of quarters. In addition, it will increase the Company's dependence on its remaining largest vendor, which for the six months ended June 30, 2002, the six months ended June 30, 2003 and the year ended December 31, 2002 accounted for 70.0%, 94.3% and 79.4%, respectively, of software licensing sales. The termination of the Company's distribution agreement with its remaining key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, would have a material adverse effect on the Company.

For the six months ended June 30, 2002, 10 customers accounted for approximately 69.3% of the Company's U.S. software licensing net sales, with the top two customers accounting for approximately 23.6% and 13.5% of net sales. For the six months ended June 30, 2003, 10 customers accounted for approximately 74.3% of the Company's U.S. software licensing net sales, with the top two customers accounting for approximately 28.7% and 16.8% of net sales.

6.   Fiscal Year

Effective December 31, 2002, the Company's fiscal year ends on December 31 and its second fiscal quarter ends on June 30. Prior to December 31, 2002, the Company's fiscal year was the 52-week period ending on the Saturday nearest to December 31 and its second fiscal quarter was the 13-week period ending on the Saturday nearest to June 30. For clarity of presentation of the prior second quarter, the Company has described the second fiscal quarter presented as if the period ended on June 30.

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

Summarized financial information for the discontinued operations is as follows (in thousands):

                                                   For the Three Months Ended June    For the Six Months Ended June
                                                                  30                               30
                                                         2003             2002            2003            2002
                                                         ----             ----            ----            ----

Net Sales                                                   -               -               -           $1,105
Income from Discontinued Operations                         -               -               -            1,066

8.       Restructuring Charges

During the first quarter of 2003, the Company made the decision to reduce its workforce by approximately 10 full-time positions. As a result, a restructuring charge of $256,000 related to severance and employee benefits was recorded in the first quarter of 2003. During the second quarter of 2003, the Company recorded an adjustment of $48,000 to reduce the previously recorded charge to reflect updated estimates of severance and employee benefit liabilities.

During the first quarter of 2002, the Company made the decision to reduce its workforce by approximately 17 full-time positions. As a result, a restructuring charge of $265,000 related to severance and employee benefits was recorded in the first quarter of 2002. Additional adjustments of $14,000 to increase and $34,000 to decrease the restructuring reserve were recorded related to lease and contract commitments in the first and second quarters of 2002, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

As of June 30, 2003, $2,088,000 of total restructuring costs had not been paid and was included in accrued liabilities in the accompanying consolidated balance sheet. The following table sets forth the activity and balances of the restructuring reserve from December 31, 2002 to June 30, 2003:

                                                                        (In thousands)
                                         December 31, 2002                                             June 30, 2003
                                              Balance              Net Charges         Payments           Balance
Type of cost:
Severance and related costs                      $  283               $  208            $  447             $  44
Facility, lease and other                         2,599                                    555             2,044
                                      ------------------------- ----------------- ---------------- ----------------------
Total                                          $  2,882               $  208          $  1,002          $  2,088
                                      ========================= ================= ================ ======================

                                                 Three months ended
                          ------------------------------------------------------------------

Expected timing of         September 30,     December 31,      March 31,        June 30,
payouts                         2003             2003             2004            2004       Thereafter      Total
                          ---------------- ----------------- --------------- --------------- ------------ ------------

Severance and related
costs                              $44                                                                             $44
Facility, lease and
other                              292              305                275             274            898        2,044

                          ---------------- ----------------- --------------- --------------- ------------ ------------
Total                            $ 336           $  305             $  275          $  274         $  898     $  2,088
                          ================ ================= =============== =============== ============ ============

9.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                         June 30, 2003       December 31, 2002
                                                                         ---------------     ------------------
Accounts payable:
      Trade payables                                                           $ 14,800               $ 15,037
      Wind-down payables related to discontinued vendors                          2,905                  3,120
                                                                         ---------------     ------------------
      Total accounts payable                                                   $ 17,705               $ 18,157
                                                                         ===============     ==================

Accrued liabilities:
      Restructuring accruals                                                    $ 2,088                 $2,882
      Compensation and other benefit accruals                                     1,004                  1,819
      State and local sales taxes and other taxes                                   447                  1,724
      Customer credits                                                              139                  1,467
      Software license and IT-related accruals                                      325                    478
      Optisel accruals                                                              286                    418
      Other                                                                       3,042                  3,620
                                                                         ---------------     ------------------
        Total accrued liabilities                                               $ 7,331               $ 12,408
                                                                         ===============     ==================


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

10.      Disposition of Assets

In May 2002 the Company completed the sale of an office building in Cary, North Carolina. The $3,000,000 purchase price was paid $25,000 in cash and the remainder in a promissory note due May 20, 2004 or earlier in certain circumstances. The note bears interest at the prime rate plus 2.25% payable monthly and is secured by the property. The prime rate was 4.00% at June 30, 2003. The Company recorded the promissory note at a discounted amount of $2,714,000 which approximates the carrying value of the property and is included in other assets in the accompanying consolidated balance sheets. The Company recognized no gain or loss on the sale of the property, net of actual disposal costs. In connection with the sale, the Company agreed to lend the purchaser up to an additional $1,000,000, at terms similar to the note described above, to fund improvements to the property after the purchaser has funded $1,000,000 in initial improvements. As of June 30, 2003 no additional amounts have been loaned. In April 2003, the purchaser informed the Company that the purchaser's plans for developing the property securing the note may not be economically feasible; and therefore the purchaser was likely to default on the note and stop making any further payments. The Company has discontinued recognizing interest income on the loan and is analyzing the appropriate actions to maximize the underlying value of this note, including potentially foreclosing on the property.

11.      Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                                            (In thousands)

                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                  June 30,
                                                             2003         2002         2003         2002
                                                             ----         ----         ----         ----

Net income                                                   $435         $437        $1,386        $865
Other comprehensive loss - unrealized  gain (loss) on
available for sale securities                                 100          (82)           68         (82)
                                                          ------------ ----------- ------------- ------------
Comprehensive income                                         $535         $355        $1,454        $783
                                                          ============ =========== ============= ============


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

12.  Earnings Per Share and Stockholders Equity

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding potential common shares including stock options, convertible preferred stock and restricted stock units using the "treasury stock" method. Stock options outstanding, representing total potential common stock equivalents, were approximately 179,000 and 200,000 as of June 30, 2003 and 2002, respectively. As of June 30, 2003 and 2002, there are no dilutive common stock equivalents.

                                                                              (In thousands)
                                                               Three months ended        Six months ended
                                                                     June 30,                 June 30,
                                                              2003          2002         2003          2002
                                                          -------------- ------------ ----------- ---------------
Income (loss) from operations                                    $435           $437       $1,386       $(201)
Preferred stock dividends                                        (373)          (346)        (739)       (686)
                                                          -------------- ------------ ----------- ---------------
Income (loss) available to common stockholders                     62             91          647        (887)
Income from discontinued operations                                                                     1,066
                                                          -------------- ------------ ----------- ---------------
Net income available to common stockholders                       $62            $91         $647        $179
                                                          ============== ============ =========== ===============

On July 3, 2001 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 to repurchase shares of its common stock from time to time in the open market or otherwise. On March 25, 2002 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 during the remainder of 2002 for repurchases of its common stock. On January 15, 2003, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $1,000,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of June 30, 2003, the Company had repurchased approximately 410,000 shares under these authorizations for an aggregate cost of $854,000 (including approximately $7,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. There is approximately $993,000 remaining to be used for stock repurchases under the current authorization.

13.       Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS No. 131, the Company had determined it had three operating segments: the United States distribution segment, the Canadian distribution segment, and Optisel. Effective as of July 28, 2001, the Company sold its Canadian distribution segment. Effective in the fourth quarter of 2001, the Company discontinued its Optisel business segment. Optisel has been treated as discontinued operations in the accompanying financial statements. The Company has determined that it currently has only one operating segment, the software licensing solution

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

provider segment. During 2002 and 2003, the Company had software licensing as the only operating segment.

14.      Other Assets

At June 30, 2003, other assets include approximately $659,000 of investment securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company's chief executive officer. An offsetting obligation is included in long term liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of June 30, 2003, there were unrealized holding losses of approximately $41,000. This unrealized loss has been recorded as a component of other comprehensive loss.

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

During the third quarter of 2003, the Company was informed that it would be receiving payment of between $2,400,000 and $4,800,000 in settlement of a bankruptcy claim the Company had filed in July 2000 related to certain indemnifications and guarantees obtained from the purchaser of certain of the Company's subsidiaries. The Company received an interim distribution of $2,448,000 in July 2003. A final distribution, if one is made, cannot be estimated and may be significantly less than the initial payment. Because the Company cannot estimate the amount of any exposure related to these guarantees and believes that such exposure is not significant, the Company expects to record the amount received as other income in the period received.

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

Risks and Uncertainties

In August 2002 the Company was advised by one of its largest vendors that it was terminating its relationship with the Company effective August 31, 2002. For the six months ended June 30, 2002 and the year ended December 31, 2002, that vendor's products accounted for 24.8% and 13.8%, respectively, of software licensing sales. The Company expects that such termination will have an adverse effect on the Company's sales for a number of quarters. In addition, it will increase the Company's dependence on its remaining largest vendor, which for the six months ended June 30, 2002, the six months ended June 30, 2003 and the year ended December 31, 2002 accounted for 70.0%, 94.3% and 79.4%, respectively, of software licensing sales. The termination of the Company's distribution agreement with its remaining key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, would have a material adverse effect on the Company.

For the six months ended June 30, 2002, 10 customers accounted for approximately 69.3% of the Company's U.S. software licensing net sales, with the top two customers accounting for approximately 23.6% and 13.5% of net sales. For the six months ended June 30, 2003, 10 customers accounted for approximately 74.3% of the Company's U.S. software licensing net sales, with the top two customers accounting for approximately 28.7% and 16.8% of net sales.

RESULTS OF OPERATIONS

The Company reported net income available to common stockholders of $62,000, or $0.01 per share, for the three months ended June 30, 2003, compared to net income available to common stockholders of $91,000, or $0.01 per share, for the 2002 period.

Three Months Ended June 30, 2003 as Compared to the Three Months ended June 30, 2002.

The Company's net sales increased 38.2% from $17,845,000 in the quarter ended June 30, 2002 to $24,665,000 in the quarter ended June 30, 2003. The increase in net sales resulted from the focus the Company has on growing its software licensing business.

Gross profit decreased $733,000 from $1,585,000 in the second quarter of 2002 to $852,000 in the second quarter of 2003. Gross profit as a percentage of sales, or gross margin, was 8.9% for the three months ended June 30, 2002 compared to 3.5% for the three months ended 2003. The 2002 and 2003 periods reflect reductions in cost of sales of approximately $810,000 and $89,000, respectively, relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 4.3% and 3.1% in the 2002 and 2003 periods, respectively. The decrease in gross margins in the software licensing business is related to competitive pricing pressures and declining backend rebates offered by manufacturers.

Selling, general and administrative expenses decreased by 37.4% from $1,620,000 in the second quarter of 2002 to $1,014,000 in the second quarter of 2003. Selling, general and administrative expenses as a percentage of sales were 9.1% in the second quarter of 2002 compared to 4.1% in the 2003 period. The Company had approximately $508,000 and $94,000 of favorable adjustments related to the wind-down of the U.S. distribution business in the second quarters of 2002 and 2003, respectively, which caused a reduction of selling, general and administrative expenses for those periods. Included in the results for the second quarter of 2003 were certain favorable compensation related adjustments of approximately $264,000 that are not expected to recur in future periods. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 11.9% in the three months ended June 30, 2002 compared to 5.6% in the 2003 period. The decline in selling, general and administrative expenses, both in dollars and as a percentage of sales is related to cost reductions that the Company has made over the past year and efficiencies that have been gained.

During the second quarter of 2003, the Company recorded a $48,000 reduction of the previously recorded charge to reflect updated estimates of severance and employee benefit liabilities.

As a result of the above items, the Company had an operating loss of $114,000 for the three-month period ended June 30, 2003 compared to an operating loss of $1,000 for the three-month period ended June 30, 2002.

Six Months Ended June 30, 2003 as Compared to the Six Months June 30, 2002.

The Company's net sales increased 28.3% from $33,618,000 in the six months ended June 30, 2002 to $43,128,000 in the six months ended June 30, 2003. The increase in net sales resulted from the focus the Company has on growing its software licensing business.

Gross profit decreased $943,000 from $2,820,000 in the first half of 2002 to $1,877,000 in the first half of 2003. Gross profit as a percentage of sales, or gross margin, was 8.4% for the six months ended June 30, 2002 compared to 4.4% for the six months ended 2003. The 2002 and 2003 periods reflect reductions in cost of sales of approximately $1,302,000 and $575,000, respectively, relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 4.5% and 3.0% in the 2002 and 2003 periods, respectively. The decrease in gross margins in the software licensing business is related to competitive pricing pressures and declining backend rebates offered by manufacturers.

Selling, general and administrative expenses decreased by 53.4% from $3,590,000 in the first half of 2002 to $1,673,000 in the first half of 2003. Selling, general and administrative expenses as a percentage of sales were 10.7% in the first half of 2002 compared to 3.9% in the 2003 period. The 2002 and 2003 periods reflect approximately $508,000 and $1,164,000 of favorable adjustments related to the wind-down of the U.S. distribution business, respectively. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 12.2% in the first half of 2002 compared to 6.6% in the first half of 2003. The decline in selling, general and administrative expenses, both in dollars and as a percentage of sales is related to cost reductions that the Company has made over the past year and efficiencies that have been gained.

During the first quarter of 2003, the Company made the decision to reduce its workforce by approximately 10 full-time positions. As a result, a restructuring charge of $256,000 related to severance and employee benefits was recorded in the first quarter of 2003. During the second quarter of 2003, the Company recorded a $48,000 reduction of the previously recorded charge to reflect updated estimates of severance and employee benefit liabilities.

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

As a result of the above items, the Company had an operating loss of $4,000 for the six-month period ended June 30, 2003 compared to an operating loss of $1,015,000 for the six-month period ended June 30, 2002.

Interest Income; Other Income; and Income Tax Provision (Benefit)

Interest income decreased from $476,000 in the second quarter of 2002 to $452,000 in the second quarter of 2003 and increased from $810,000 in the six months ended June 30, 2002 to $1,096,000 in the six months ended June 30, 2003. The change primarily reflects varying amounts of early pay discounts taken in the respective periods.

Other income for the Company increased from $2,000 in the three months ended June 30, 2002 to $17,000 in the three months ended June 30, 2002 and decreased from $84,000 in the first half of 2002 to $18,000 in the first half of 2003. Other income in all periods reflects gains recognized on the sale of property, plant and equipment that had been fully depreciated.

The income tax provision decreased from $40,000 and $80,000 in the three and six months ended June 30, 2002, respectively to benefits of $80,000 and $276,000 for the three and six months ended June 30, 2003, respectively. In all periods, the income tax rate reflects primarily the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company has sufficient net operating loss carry forwards to offset federal income taxes in the current period. The provisions recorded in the 2003 periods are more than offset by refunds received from various states.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the three months ended June 30, 2003 was $2,136,000. The primary use of cash was a decrease in accrued expenses of $5,015,000, which was offset by a decrease in accounts receivable of $1,643,000.

Net cash used for investing activities was $44,000, primarily related to the expenditure of $62,000 used for the purchase of securities in connection with an employee deferred compensation agreement, offset by $18,000 of proceeds from the sale of property and equipment.

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

At June 30, 2003, the Company had cash and cash equivalents of approximately $45 million. The Company has developed an operating plan for 2003 that focuses upon growing its software licensing business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of Convertible Preferred issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $3,367,000 and $4,107,000 were recorded at December 31, 2002 and June 30, 2003, respectively.

ASSET MANAGEMENT

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At June 30, 2003, the Company's two largest customers combined represented 54.0%, or $11,206,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the June 30, 2003 accounts receivable balance.

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

The Company's critical accounting policies and estimates are described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At June 30, 2003, the Company had cash investments of $40,551,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $4,057,000 maintained in various checking accounts at June 30, 2003. The Company has no outstanding long-term debt and no significant foreign currency risk.

Item 4.  CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that the Company's disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries as of the end of the period covered by this report. No change in the Company's internal control over financial reporting occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition of the business of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.


The Annual Meeting of the Stockholders of the Company was held on June 4, 2003. One Class III director, Timothy N. Jenson, was elected at the annual meeting for a term expiring at the 2006 Annual Meeting. 7,761,942 number of votes were cast for such director and 14,509 number of votes were withheld. The other members of the Board of Directors are Bradley J. Hoecker, Albert J. Fitzgibbons III, Dr. Arnold Miller and Lawrence J. Schoenberg.



Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32 Certification of Chief Executive Officer and Chief Financial Offer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 2003.

                  Current report on Form 8-K dated May 6, 2003 which reported the Company's first quarter earnings.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003


                               Merisel, Inc.



                                By:/s/Timothy N. Jenson
                                   -----------------------------------------
                                   Timothy  N. Jenson
                                   Chief Executive Officer, President and
                                   Chief Financial Officer
                                   (Principal Executive and Financial Officer)