Form 10-Q
period 2003-09-30
MERISEL INC /DE/
filed 2003-11-14
CIK 724941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934

For the transition period from _______________ to ___________

                         Commission File Number 0-17156

                                  MERISEL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                             95-4172359
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

200 Continental Boulevard
El Segundo, CA                                         90245-0984
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          Number of Shares Outstanding
               Class                                 as of November 12, 2003
Common Stock, $.01 par value                         7,616,373 Shares

                                  MERISEL, INC.

                                      INDEX


                                                                 Page Reference
PART I   FINANCIAL INFORMATION (Unaudited)

                  Consolidated Balance Sheets as of                         1-2
                  September 30, 2003 and December 31, 2002

                  Consolidated Statements of Income for the
                  Three and Nine Months Ended September 30, 2003 and 2002     3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2003 and 2002               4

                  Notes to Consolidated Financial Statements               5-14

                  Management's Discussion and Analysis of                 15-21
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure        22

                  Disclosure Controls and Procedures                         22

PART II  OTHER INFORMATION                                                   23

                  SIGNATURES                                                 24

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





                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                             September 30,             December 31,
                                                                                  2003                     2002
                                                                           -------------------      -------------------
Current assets:
Cash and cash equivalents                                                         $44,479                 $46,795
Accounts receivable (net of allowances of $1,186 and $1,185 for                    18,077                  21,664
2003 and 2002, respectively)
Prepaid expenses and other current assets                                              29                     168
                                                                           -------------------      -------------------
  Total current assets                                                             62,585                  68,627

Property and equipment, net                                                           883                     883

Other assets                                                                        1,628                   3,334
                                                                           -------------------      -------------------

Total assets                                                                      $65,096                 $72,844
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



                          PART 1. FINANCIAL INFORMATION


                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,         December 31, 2002
                                                                                    2003
                                                                             -------------------    --------------------

Current liabilities:
  Accounts payable                                                                  $11,949                $18,157
  Accrued liabilities                                                                 8,223                 12,408
                                                                             -------------------    --------------------
   Total current liabilities                                                         20,172                 30,565

Long term liabilities                                                                   661                    529

Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized
   1,000,000 shares; 150,000 shares issued and outstanding                           19,488                 18,368
Common stock, $.01 par value, authorized 150,000,000
   shares; 8,026,364  and 8,026,375 shares issued for 2003
   and 2002, respectively; 7,616,384 and 7,619,095 shares
   outstanding for 2003 and 2002, respectively                                           76                     76
Additional paid-in capital                                                          278,694                279,814
Accumulated deficit                                                                (253,110)              (255,559)
Treasury stock                                                                         (847)                  (840)
Accumulated other comprehensive loss                                                    (38)                  (109)
                                                                             -------------------    --------------------
Total stockholders' equity                                                           44,263                 41,750
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $65,096                $72,844
                                                                             ===================    ====================




                          MERISEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                         Nine Months Ended
                                                              September 30,                             September 30,
                                                        2003                 2002                 2003                  2002
                                                   ---------------     ----------------    ------------------    ------------------

Net sales                                            $25,370              $20,714               $68,498               $54,332

Cost of sales                                         24,524               18,057                65,776                48,856
                                                   ---------------     ----------------    ------------------    ------------------

Gross profit                                             846                2,657                 2,722                 5,476

Selling, general & administrative expenses             1,251                2,443                 2,924                 6,032
Restructuring charge                                     214                                        422                   245
Impairment loss on note receivable                     1,800                                      1,800
                                                   ---------------     ----------------    ------------------    ------------------
Operating income (loss)                               (2,419)                 214                (2,424)                 (801)

Interest income, net                                     719                  582                 1,815                 1,392
Other income, net                                      2,449                   53                 2,467                   137
                                                   ---------------     ----------------    ------------------    ------------------

Income from operations before income taxes and
discontinued operations                                  749                  849                 1,858                   728


Income tax benefit                                       315                  338                   591                   258
                                                   ---------------     ----------------    ------------------    ------------------

Income from operations before discontinued
operations                                             1,064                1,187                 2,449                   986


Discontinued operations:
  Income from discontinued operations                                          49                                       1,115
                                                   ---------------     ----------------    ------------------    ------------------
Net income                                            $1,064                1,236                $2,449                $2,101
                                                   ===============     ================    ==================    ==================

Preferred stock dividends                                381                  353                 1,120                 1,039
                                                   ---------------     ----------------    ------------------    ------------------
Net income available to common stockholders             $683                 $883                $1,329                $1,062
                                                   ===============     ================    ==================    ==================

Net income (loss) per share (basic and diluted):
  Income (loss) from operations before
 discontinued   operations less preferred
 dividends                                             $ .09                 $.11              $    .17              $   (.01)

  Income from discontinued operations                                                                                     .14
                                                   ---------------     ----------------    ------------------    ------------------
  Net income available to common stockholders          $ .09                 $.11              $    .17              $    .13
                                                   ===============     ================    ==================    ==================

Weighted average number of shares
  Basic and diluted                                    7,616                7,707                 7,617                 7,773


                                     See accompanying notes to consolidated financial statements.




                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                  2003                    2002
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $2,449                  $2,101
Less: income from discontinued operations, net                                                              1,115
                                                                            ------------------      -------------------
Net income from operations                                                          2,449                     986
Adjustments to reconcile net income from operations
  to net cash used by operating activities:
  Depreciation and amortization                                                                                28
  Provision for doubtful accounts                                                     264                     757
  Impairment loss on note receivable                                                1,800
  Restricted stock units compensation expense                                                                (119)
  Gain on sale of property and equipment                                              (18)                   (135)
  Non-cash deferred compensation                                                      132                    (152)
Changes in operating assets and liabilities:
  Accounts receivable                                                               3,323                  (5,346)
  Prepaid expenses and other assets                                                   176                      74
  Accounts payable                                                                 (6,208)                    934
  Accrued liabilities                                                              (4,184)                 (5,595)
                                                                            ------------------      -------------------
Net cash used for operating activities                                             (2,266)                 (8,568)
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                                                                (62)                   (637)
Proceeds from sale of Canada                                                                                  670
Transaction costs on sale of property                                                                        (234)
Proceeds from sale of property and equipment, net of disposal cost                     18                     162
                                                                            ------------------      -------------------
Net cash used for investing activities                                                (44)                    (39)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                             (7)                   (515)
                                                                            ------------------      -------------------
Net cash used for financing activities                                                 (7)                   (515)

                                                                            ------------------      -------------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                            -                   1,917
                                                                            ------------------      -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (2,317)                 (7,205)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     46,795                  55,578
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $44,479                 $48,373
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid (received) during the period for:                                       2003                    2002
                                                                            ------------------     --------------------

  Income taxes                                                                       (507)                   (234)


Non-cash investing and financing activities:
  Unrealized (gain) loss on securities                                                (71)                    152
  Preferred stock dividends accrued                                                 1,120                   1,038




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

The information for the three and nine months ended September 30, 2003 and 2002 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   Liquidity

At September 30, 2003, the Company had cash and cash equivalents of approximately $44.5 million. The Company has developed an operating plan for 2003 that focuses upon growing its software licensing business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that with its cash balances after wind-down related expenditures, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. All anticipated wind-down related expenditures are currently recorded as accrued liabilities and/or accounts payable on the Company's consolidated balance sheet. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company would have less liquidity to meet its working capital needs.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to change to the fair value based method of accounting for stock-based compensation at this time. Had compensation cost for the Company's stock option plans been determined based on their fair value consistent with the provisions of SFAS No. 123, the effect on the Company's net income and net income per share for the three and nine months ended September 30, 2003 and 2002 would not be material.

FASB Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities; an Interpretation of ARB No. 51" was issued January 2003, as amended, to clarify the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its consolidated financial position or results of

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company's adoption of SFAS No. 150 on July 1, 2003 had no impact on its consolidated financial position or results of operations.

In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor's products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company recognizes consideration given to a customer in conformity with EITF No. 01-9.

EITF Issue No. 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" was issued January 2003 regarding the circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income statement. The Company recognizes consideration received from vendors in conformity with EITF No. 02-16.

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

5.   Risks and Uncertainties

In August 2002 the Company was advised by one of its largest vendors that it was terminating its relationship with the Company effective August 31, 2002. For the nine months ended September 30, 2002 and the year ended December 31, 2002, that vendor's products accounted for 20.3% and 13.8%, respectively, of the Company's software licensing sales. The Company expects that such termination will have an adverse effect on the Company's sales for a number of quarters. In addition, it will increase the Company's dependence on its remaining largest vendor, which for the nine months ended September 30, 2002, the nine months ended September 30, 2003 and the year ended December 31, 2002 accounted for 71.7%, 94.0% and 79.4%, respectively, of the Company's software licensing sales. The termination of the Company's distribution agreement with its remaining key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, would have a material adverse effect on the Company.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The top 10 customers accounted for approximately 73.1% and 60.4% of net sales for the three months ended September 30, 2003 and 2002, respectively. The top two customers accounted for approximately 20.9% and 14.1% of net sales for the three months ended September 30, 2003. In the same period of the prior year, the top two customers accounted for approximately 16.1% and 10.5% of net sales. At September 30, 2003, the Company's two largest customers combined represented 37.3%, or $7,105,000 of the Company's total trade receivables. For the nine
months  ended   September  30,  2003,   the  top  10  customers   accounted  for
approximately 72.2% of the Company's net sales, with the top two customers accounting for approximately 25.5% and 16.2% of net sales, respectively. For the same period of 2002, the top 10 customers accounted for approximately 61.8% of the Company's net sales, with the top two customers accounting for approximately 20.2% and 10.7% of net sales, respectively.

6.   Fiscal Year

Effective December 31, 2002, the Company's fiscal year ends on December 31 and its third fiscal quarter ends on September 30. Prior to December 31, 2002, the Company's fiscal year was the 52-week period ending on the Saturday nearest to December 31 and its third fiscal quarter was the 13-week period ending on the Saturday nearest to September 30. For clarity of presentation of the prior third quarter, the Company has described the third fiscal quarter presented as if the period ended on September 30.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Summarized financial information for the discontinued operations is as follows (in thousands):

                                                      For the Three Months Ended        For the Nine Months Ended
                                                             September 30                     September 30
                                                         2003             2002            2003            2002
                                                         ----             ----            ----            ----

Net Sales                                                   -               -               -           $1,105
Income from Discontinued Operations                         -              49               -            1,115

8.       Restructuring Charges

During the first quarter of 2003, the Company made the decision to reduce its workforce by approximately 10 full-time positions. As a result, a restructuring charge of $256,000 related to severance and employee benefits was recorded in the first quarter of 2003. During the second quarter of 2003, the Company recorded an adjustment of $48,000 to reduce the previously recorded charge to reflect updated estimates of severance and employee benefit liabilities. During the third quarter of 2003, the Company recorded an adjustment of $214,000 to increase the previous estimate of certain lease related costs recognized as a restructuring charge in fiscal 2002.

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

As of September 30, 2003, $1,965,000 of total restructuring costs had not been paid and was included in accrued liabilities in the accompanying consolidated balance sheet. The following table sets forth the activity and balances of the restructuring reserve from December 31, 2002 to September 30, 2003:

                                                                        (In thousands)
                                         December 31, 2002                                          September 30, 2003
                                              Balance             Net Charges        Payments             Balance
Type of cost:
Severance and related costs                      $  283               $  208            $  491             $  0
Facility, lease and other                         2,599                  214               848             1,965
                                      ------------------------- ----------------- ---------------- ----------------------
Total                                          $  2,882               $  422          $  1,339          $  1,965
                                      ========================= ================= ================ ======================

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The following represents the estimated timing of payouts related to the remaining facility, lease and other reserve (in thousands):

  Quarter Ending
  December 31, 2003                         $292
  March 31, 2004                             275
  June 30, 2004                              407
  September 30, 2004                         265
  Thereafter                                 726
                                            -----
  Total                                   $1,965
                                           ======


9.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                         September 30, 2003      December 31, 2002
                                                                         --------------------    -------------------
Accounts payable:
      Trade payables                                                                 $ 9,119               $ 15,037
      Wind-down payables related to discontinued vendors                               2,830                  3,120
                                                                         --------------------    -------------------
      Total accounts payable                                                        $ 11,949               $ 18,157
                                                                         ====================    ===================

Accrued liabilities:
      Restructuring accruals                                                         $ 1,965                 $2,882
      Compensation and other benefit accruals                                          1,069                  1,819
      State and local sales taxes and other taxes                                      1,547                  2,011
      Software license and IT-related accruals                                         1,005                  1,140
      Accrued legal expense and reserves                                                 966                  1,143
      Accruals related to Optisel and foreign operations                                 938                  1,071
      Other                                                                              733                  2,342
                                                                         --------------------    -------------------
        Total accrued liabilities                                                    $ 8,223               $ 12,408
                                                                         ====================    ===================

10.      Disposition of Assets

In May 2002 the Company completed the sale of an office building in Cary, North Carolina. The $3,000,000 purchase price was paid $25,000 in cash and the remainder in a promissory note due May 20, 2004 or earlier in certain circumstances (the "Note"). The Note bears interest at the prime rate plus 2.25% payable monthly and is secured by the property. The prime rate was 4.00% at September 30, 2003. The Company recorded the Note at a discounted amount of $2,714,000 which approximated the carrying value of the property and is included in other assets in the accompanying consolidated balance sheets. The Company recognized no gain or loss on the sale of the property, net of actual disposal costs. In connection with the sale, the Company agreed to lend the purchaser up to an additional $1,000,000, at terms similar to the Note described above, to fund improvements to the property after the purchaser has funded $1,000,000

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

in initial improvements. As of September 30, 2003 no additional amounts have been loaned.

In April 2003, the purchaser informed the Company that the purchaser's plans for developing the property securing the Note may not be economically feasible; and therefore the purchaser was likely to default on the Note and stop making any further payments. The Company discontinued recognizing interest income on the loan and considered appropriate actions to maximize the underlying value of this Note, including potentially foreclosing on the property. In the third quarter of 2003, management obtained a real property market valuation of the property securing the Note and determined that the Note was impaired due to the continuing default of the holder and the underlying value of the collateral securing the Note. The Company recorded an impairment loss of $1,800,000 to reduce the book value of the Note to the estimated fair value of the property.

11.      Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                                            (In thousands)


                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                             2003          2002         2003        2002
                                                             ----          ----         ----        ----

Net income                                                   $1,064       $1,236         $2,449     $2,101
Other comprehensive loss - unrealized  gain (loss) on
available for sale securities                                     2          (70)            71       (152)
                                                          ------------ ------------- ----------- ------------
Comprehensive income                                         $1,066       $1,166         $2,520     $1,949
                                                          ============ ============= =========== ============

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

12.  Earnings Per Share and Stockholders Equity

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding potential common shares including stock options, convertible preferred stock and restricted stock units using the "treasury stock" method. Stock options outstanding, representing total potential common stock equivalents, were approximately 179,000 and 200,000 as of September 30, 2003 and 2002, respectively. As of September 30, 2003 and 2002, there are no dilutive common stock equivalents.

                                                                              (In thousands)
                                                              Three months ended          Nine months ended
                                                                September 30,               September 30,
                                                              2003          2002         2003          2002
                                                          -------------- ------------ ----------- ---------------
Income (loss) from operations                                  $1,064         $1,187       $2,449        $986
Preferred stock dividends                                        (381)          (353)      (1,120)     (1,039)
                                                          -------------- ------------ ----------- ---------------
Income (loss) available to common stockholders                    683            834        1,329         (53)
Income from discontinued operations                                               49                    1,115
                                                          -------------- ------------ ----------- ---------------
Net income available to common stockholders                      $683           $883       $1,329      $1,062
                                                          ============== ============ =========== ===============

On July 3, 2001 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 to repurchase shares of its common stock from time to time in the open market or otherwise. On March 25, 2002 the Company announced that its Board of Directors had authorized the expenditure of up to $1,000,000 during the remainder of 2002 for repurchases of its common stock. On January 15, 2003, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $1,000,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of September 30, 2003, the Company had repurchased approximately 410,000 shares under these authorizations for an aggregate cost of $854,000 (including approximately $7,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. There is approximately $993,000 remaining to be used for stock repurchases under the current authorization.

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

14.      Other Assets

At September 30, 2003 and December 31, 2002, other assets include approximately $661,000 and $529,000, respectively, of investment equity securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company's chief executive officer. An offsetting obligation is included in long term liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of September 30, 2003, there were unrealized holding losses of approximately $38,000. This unrealized loss has been recorded as a component of other comprehensive loss.

15.      Commitments and Contingencies

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. The Company made estimates of its potential exposures and has established reserves for potential losses related to such proceedings. There can be no assurance that the Company's reserves will fully cover any possible exposure. In addition, over the last several years the Company has disposed of a number of businesses, including all of its operations outside the United States, many of which had obligations that had been guaranteed by the Company. In connection with those dispositions, the Company sought either to have any guarantees released or to be indemnified against any liabilities under the guarantees. The Company may not have identified all guarantees to be released and, in at least one instance, the indemnification provided to the Company is no longer of any value. These guarantees can only be drawn on in the event that the underlying obligation was not paid in full by the obligor. The Company believes that most of these exposures have been paid or otherwise no longer exist. These guarantees had no expiration date or financial limitation, therefore the maximum potential exposure cannot be estimated. The Company believes that, largely because of the passage of time, its exposure to liability under these guarantees is not significant.

During the third quarter of 2003, the Company was informed that it would be receiving payment of between $2,400,000 and $4,800,000 in settlement of a bankruptcy claim the Company had filed in July 2000 related to certain indemnifications and guarantees obtained from the purchaser of certain of the Company's subsidiaries in 1997. The Company received an interim distribution of $2,448,000 in July 2003. A final distribution, if one is made, cannot be estimated and may be significantly less than the initial payment. The Company does not believe that there are any significant exposures related to the guarantees and indemnifications. The Company recorded the amount received as a component of other income in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003.

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

Risks and Uncertainties

In August 2002 the Company was advised by one of its largest vendors that it was terminating its relationship with the Company effective August 31, 2002. For the nine months ended September 30, 2002 and the year ended December 31, 2002, that vendor's products accounted for 20.3% and 13.8%, respectively, of software licensing sales. The Company expects that such termination will have an adverse effect on the Company's sales for a number of quarters. In addition, it will increase the Company's dependence on its remaining largest vendor, which for the nine months ended September 30, 2002, the nine months ended September 30, 2003 and the year ended December 31, 2002 accounted for 71.7%, 94.0% and 79.4%, respectively, of software licensing sales. The termination of the Company's distribution agreement with its remaining key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, would have a material adverse effect on the Company.

The top 10 customers accounted for approximately 73.1% and 60.4% of net sales for the three months ended September 30, 2003 and 2002, respectively. The top two customers accounted for approximately 20.9% and 14.1% of net sales for the three months ended September 30, 2003. In the same period of the prior year, the top two customers accounted for approximately 16.1% and 10.5% of net sales. At September 30, 2003, the Company's two largest customers combined represented 37.3%, or $7,105,000 of the Company's total trade receivables. For the nine
months  ended   September  30,  2003,   the  top  10  customers   accounted  for
approximately 72.2% of the Company's net sales, with the top two customers accounting for approximately 25.5% and 16.2% of net sales, respectively. For the same period of 2002, the top 10 customers accounted for approximately 61.8% of the Company's net sales, with the top two customers accounting for approximately 20.2% and 10.7% of net sales, respectively.


RESULTS OF OPERATIONS

The Company reported net income available to common stockholders of $683,000, or $0.09 per share, for the three months ended September 30, 2003, compared to net income available to common stockholders of $883,000, or $0.11 per share, for the comparable 2002 period.

Three Months Ended September 30, 2003 as Compared to the Three Months ended September 30, 2002.

Net Sales - The Company's net sales increased 22.5% from $20,714,000 in the quarter ended September 30, 2002 to $25,370,000 in the quarter ended September 30, 2003. The increase in net sales resulted from the focus the Company has on growing its software licensing business through a combination of increasing the number of customers sold to and increasing sales to existing customers.

Gross Profit - Gross profit decreased $1,811,000 from $2,657,000 in the third quarter of 2002 to $846,000 in the third quarter of 2003. Gross profit as a percentage of sales, or gross margin, was 12.8% for the three months ended September 30, 2002 compared to 3.3% for the comparable 2003 period. The 2002 and 2003 periods reflect reductions in cost of sales of approximately $1,982,000 and $182,000, respectively, relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 3.3% and 2.6% in the 2002 and 2003 periods, respectively. The decrease in gross margins in the software licensing business is related to competitive pricing pressures and declining backend rebates offered by manufacturers.

Selling, General and Administrative - Selling, general and administrative expenses decreased by 48.8% from $2,443,000 in the third quarter of 2002 to $1,251,000 in the third quarter of 2003. The Company had approximately $32,000 and $278,000 of favorable adjustments related to the wind-down of the U.S. distribution business in the third quarters of 2002 and 2003, respectively, which caused a reduction of selling, general and administrative expenses for those periods. The $278,000 of cost reductions in the third quarter of 2003 is comprised of $1,167,000 of cash collections from discontinued customers which was partially offset by an $889,000 charge taken in relation to certain estimated state sales tax liabilities. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 11.9% in the three months ended September 30, 2002 compared to 6.0% in the comparable 2003 period. The decline in selling, general and administrative expenses, both in dollars and as a percentage of sales is related to cost reductions that the Company has made over the past year and efficiencies that have been gained as a result of changes in organizational processes and systems resulting in fewer required employees.

Restructuring Charge - During the third quarter of 2003, the Company recorded a $214,000 increase to the previously recorded charge to reflect updated estimates of certain lease liabilities recorded as a component of the restructuring charge during fiscal 2002.

Impairment Loss - During the third quarter of 2003, management determined that the note receivable related to the sale of a building in Cary, North Carolina had been impaired due to the continuing default of the purchaser under the terms of the agreement and the uncertainty related to the Company's ability to recover the full amount of the note receivable. As a result, the Company recorded an impairment loss of $1,800,000 to reduce the book value of the note receivable to the property's estimated fair market value, based on a real property market valuation, which collateralizes the note receivable.

Operating (Loss) Income - As a result of the above items, the Company had an operating loss of $2,419,000 for the three-month period ended September 30, 2003 compared to operating income of $214,000 for the three-month period ended September 30, 2002.

Interest Income, net - Interest income increased from $582,000 in the third quarter of 2002 to $719,000 in the third quarter of 2003. The change primarily reflects increased amounts of early pay discounts taken in the 2003 period.

Other Income, net - Other income for the Company increased from $53,000 in the three months ended September 30, 2002 to $2,449,000 in the three months ended September 30, 2002. Other income in the 2002 period reflects gains recognized on the sale of property, plant and equipment that had been fully depreciated. Other income in the 2003 period primarily reflects a $2,448,000 receipt related to cash received from the settlement of a bankruptcy claim related to certain indemnifications and guarantees obtained from the purchaser of certain of the Company's subsidiaries.

Nine Months Ended September 30, 2003 as Compared to the Nine Months September 30, 2002.

Net Sales - The Company's net sales increased 26.1% from $54,332,000 in the nine months ended September 30, 2002 to $68,498,000 in the nine months ended September 30, 2003. The increase in net sales resulted from the focus the Company has on growing its software licensing business through a combination of increasing the number of customers sold to and increasing sales to existing customers.

Gross Profit - Gross profit decreased $2,754,000 from $5,476,000 in the first nine months of 2002 to $2,722,000 in the comparable 2003 period. Gross profit as a percentage of sales, or gross margin, was 10.1% for the nine months ended September 30, 2002 compared to 4.0% for the 2003 period. The 2002 and 2003 periods reflect reductions in cost of sales of approximately $3,284,000 and $758,000, respectively, relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 4.0% and 2.9% in the 2002 and 2003 periods, respectively. The decrease in gross margins in the software licensing business is related to competitive pricing pressures and declining backend rebates offered by manufacturers.

Selling, General & Administrative - Selling, general and administrative expenses decreased by 51.5% from $6,032,000 in the first nine months of 2002 to $2,924,000 in the first nine months of 2003. Selling, general and administrative expenses as a percentage of sales were 11.1% in the first nine months of 2002 compared to 4.3% in the 2003 period. The 2002 and 2003 periods reflect approximately $134,000 and $1,442,000 of favorable adjustments related to the wind-down of the U.S. distribution business, respectively. The $1,442,000 of cost reductions in the 2003 period is comprised of $2,494,000 of collections and releases of reserves related to discontinued customers, offset by an $889,000 charge taken in relation to certain estimated state sales tax liabilities and a $164,000 charge related to other non-software licensing business activities. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 11.3% in the first nine months of 2002 compared to 6.4% in the first nine months of 2003. The decline in selling, general and administrative expenses, both in dollars and as a percentage of sales is related to cost reductions that the Company has made over the past year and efficiencies that have been gained as a result of changes in organizational processes and systems resulting in fewer required employees.

Restructuring Charge - During the first quarter of 2003, the Company made the decision to reduce its workforce by approximately 10 full-time positions. As a result, a restructuring charge of $256,000 related to severance and employee benefits was recorded in the first quarter of 2003. During the second quarter of 2003, the Company recorded a $48,000 reduction of the previously recorded charge to reflect updated estimates of severance and employee benefit liabilities.

During the third quarter of 2003, the Company recorded an adjustment of $214,000 to increase the previous estimate of certain lease related costs recorded as a component of the restructuring charge during fiscal 2002.

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

Impairment Loss - During the third quarter of 2003, management determined that the note receivable related to the sale of a building in Cary, North Carolina had been impaired due to the continuing default of the purchaser under the terms of the agreement and the uncertainty related to the Company's ability to recover the full amount of the note receivable. As a result, the Company recorded an impairment loss of $1,800,000 to reduce the book value of the note receivable to the property's estimated fair market value, based on a real property market valulation, which collateralizes the note receivable.

Operating (Loss) Income - As a result of the above items, the Company had an operating loss of $2,424,000 for the nine-month period ended September 30, 2003 compared to $801,000 for the nine-month period ended September 30, 2002.

Interest Income, net - Interest income increased from $1,392,000 in the nine months ended September 30, 2002 to $1,815,000 in the nine months ended September 30, 2003. The change primarily reflects increased amounts of early pay discounts taken in the 2003 period.

Other Income, net - Other income for the Company increased from $137,000 in the first nine months of 2002 to $2,467,000 in the first nine months of 2003. Other income in the 2002 period reflects gains recognized on the sale of property, plant and equipment that had been fully depreciated. Other income in the 2003 period primarily reflects a $2,448,000 receipt related to cash received from the settlement of a bankruptcy claim related to certain indemnifications and guarantees obtained from the purchaser of certain of the Company's subsidiaries.

Income Taxes - The income tax benefit decreased from $338,000 to $315,000 in the three months ended September 30, 2003 and increased from $258,000 to $591,000 in the nine months ended September 30, 2003. In all periods, federal and state current income taxes are offset by net operating loss carry forwards. The resulting income tax benefit in all periods represents refunds received from various states.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities during the nine months ended September 30, 2003 was $2,266,000. The primary uses of cash were decreases in accounts payable of $6,208,000 and accrued expenses of $4,184,000, which was primarily offset by a decrease in accounts receivable of $3,323,000. Accounts payable and accounts receivable decreased primarily due to the timing of sales during the respective quarters. Accounts payable was also lower due to an increase in the amount of early pay discounts. Accrued expenses continue to decline as the wind down related restructuring charges and other accruals are paid or resolved.

Net cash used for investing activities was $44,000, primarily related to the purchase of securities of $62,000 in connection with an employee deferred compensation agreement, offset by $18,000 of proceeds from the sale of property and equipment.

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

At September 30, 2003, the Company had cash and cash equivalents of approximately $44.5 million. The Company has developed an operating plan for 2003 that focuses upon growing its software licensing business and achieving profitability for that business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of Convertible Preferred issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $3,367,000 and $4,488,000 were recorded at December 31, 2002 and September 30, 2003, respectively.

ASSET MANAGEMENT

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At September 30, 2003, the Company's two largest customers combined represented 37.3%, or $7,105,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the September 30, 2003 accounts receivable balance.

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

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At September 30, 2003, the Company had cash investments of $44,479,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. The Company has no outstanding long-term debt and no significant foreign currency risk.

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



         (b) The following Reports on Form 8-K were filed during the quarter ended September 30, 2003.

                  Current report on Form 8-K dated July 31, 2003 which reported the Company's second quarter earnings.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003


              Merisel, Inc.



              By:  /s/Timothy   N. Jenson
                   ---------------------------------------
                  Timothy N. Jenson
                  Chief Executive Officer, President and Chief Financial Officer (Principal Executive and Financial Officer)