Form 10-K
period 2003-12-31
MERISEL INC /DE/
filed 2004-03-30
CIK 724941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-).
YES   __   NO   X
               ---

     As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by the Nasdaq National Market System was $11,983,034 (2,616,383 shares at a closing price of $4.58).

     As of March 26, 2004, the Registrant had 7,616,373 shares of Common Stock outstanding.

                       Documents Incorporated By Reference

                                        None.



                                TABLE OF CONTENTS




                                                                                                              PAGE
                                     PART I

Item  1.  Business.......................................................................................     1
Item  2.  Properties.....................................................................................     8
Item  3.  Legal Proceedings..............................................................................     8
Item  4.  Submission of Matters to a Vote of Security Holders............................................     9

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters......................     9
Item  6.  Selected Financial Data........................................................................    10
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........    11
Item  7A. Quantitative and Qualitative Market Risk Disclosure............................................    19
Item  8.  Financial Statements and Supplementary Data....................................................    20
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    41
Item  9A. Controls and Procedures........................................................................    41

                                    PART III

Item  10. Directors and Executive Officers of the Registrant.............................................    42
Item  11. Executive Compensation.........................................................................    44
Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
          Matters........................................................................................    46
Item  13. Certain Relationships and Related Transactions.................................................    47
Item  14. Principal Accounting Fees and Services.........................................................    47

                                     PART IV

Item  15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    48


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

Merisel's software licensing business provides U.S. customers with nearly 20,000 licensing products from leading software publishers, including Microsoft, Lotus/IBM, Network Associates, Executive Software, Macromedia, Borland, Computer Associates, Corel, Panda Software and Symantec. The software licensing business involves the sale of multiple end user licenses for software products and requires minimal distribution of boxed product. Merisel began operating its software licensing business as a separate division of its U.S. distribution business in 1997 and, by 1999, it had earned the reputation as a leader in operational efficiency and customer service. Today, Merisel's software licensing business is focused on leveraging its positive reputation in the marketplace and growing revenues in key vertical markets in support of software publisher strategies.

The Company's net sales were approximately $81.6 million in 2002 and $96.0 million in 2003. In 2002, the Company changed its fiscal year from the Saturday closest to December 31 to December 31. The Company had net sales on December 31, 2001 of $929,000 or 1.14% of total net sales, which were included in net sales for fiscal year 2002 due to this change.

As a result of the sale of Merisel Open Computing Alliance ("MOCA"), a distributor of Sun Microsystems products, and the Canadian distribution business and the wind-down of its U.S. distribution business, excluding software licensing, the Company has substantial cash balances that are in excess of what it believes it requires for liquidity for its ongoing business and to meet obligations related to the wind-down. The Company is actively seeking and exploring acquisition and other investment opportunities, primarily outside the computer products distribution industry.

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

Background and Business Strategy

General. The Company was incorporated in 1980 under the name Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). In the years following the Microamerica acquisition, the Company's revenues increased rapidly through both internal growth and acquisition. This increase reflected the substantial growth in both domestic and international sales as the worldwide market for computer products expanded and manufacturers increasingly turned to wholesale distributors for product distribution. From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and MOCA. On October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

In December 2000, the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Although the wind-down was substantially completed by the end of the first quarter of 2001, the Company has substantial remaining obligations related to the U.S. distribution business, primarily with respect to leases and vendors. See Item 7. "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Liquidity and Capital Resources." As part of the wind-down, the U.S. distribution business sold all of its non-software licensing inventory and discontinued all of its non-software licensing manufacturer relationships.

On July 28, 2001, the Company sold its Canadian distribution business ("Merisel Canada") to SYNNEX Information Technologies, Inc. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

Through its subsidiary Optisel, Inc. ("Optisel"), in November 2000, the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow in October 2000, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel did not generate any significant revenue except under these two transition services agreements. As a result of economic conditions and Optisel's lack of success in generating Internet-related business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001.

Software Licensing. During 2000, the Company's software licensing business was adversely affected by the contraction of the U.S. distribution business and the termination of many vendor relationships. Net sales for the U.S. software licensing business were approximately $68 million, $68 million and $56 million for the first, second and third quarters of 2000, respectively, and declined to $3.2 million for the fourth quarter of 2000. Despite the precipitous decline in net sales for the U.S. software licensing business, the Company determined that, with its strong reputation in software licensing and its positive relationships with many key software publishers, the business had the potential to be returned to a successful business model, albeit on a much smaller scale. Since the fourth quarter of 2000, net sales for the software licensing business have increased significantly to approximately $27.5 million in the fourth quarter of 2003.

Today, Merisel's software licensing business strategy is to (i) grow its customer base and increase its customer loyalty by focusing on providing superior customer service and (ii) reduce its vendor concentration by expanding its product breadth through the development of new relationships with key software publishers. Merisel's strategy includes creating and maintaining a knowledgeable outcall-driven sales team that provides greater value to customers than taking orders.

Merisel currently concentrates its marketing and sales efforts on the security, mobile technology and storage markets due to our expertise and product offerings. The growth of antivirus solutions, content filtering and firewall technology spending is expected to increase significantly in the coming years, and Merisel believes the demand for mobile information services, mobile access to enterprise networks and advanced wireless applications and other mobile technologies will continue to accelerate. Merisel also focuses on creating increasingly efficient systems that take advantage of modern technologies to improve the customer experience.

Acquisition Strategy. At December 31, 2003 the Company had $44,948,000 of cash, which it believes exceeds what it requires for liquidity for its ongoing business and to meet obligations related to the wind-down. The Company also has available a U.S. Federal net operating loss carryforward valued at approximately $266,165,000 at December 31, 2003. The Company is actively seeking and exploring acquisition and other investment opportunities, primarily outside the computer products distribution industry, that will allow it to better utilize some or all of its net operating loss carryforward and cash balances.

The Computer Products Distribution Industry

The Company's software licensing business competes in the computer products industry. The primary participants in the computer products industry are software publishers, wholesale distributors, solution providers and resellers. The supply chain was traditionally based on a model through which software publishers would sell directly to wholesalers, resellers and end users; wholesale distributors would sell to resellers; and resellers would sell to other resellers and directly to end users. As the industry continues to mature, the roles of channel players are becoming less clearly defined. Generally, full-line wholesale distributors purchase a wide range of products in bulk directly from manufacturers and software publishers and then ship products in smaller quantities to many different types of resellers. Solution providers like the Company's software licensing business operate similarly to both wholesale distributors and resellers, but with a narrower product offering. The Company believes that by focusing solely on software licensing, it has the potential to become a leading solution provider in this important category. As the software industry continues to shift from the sale of boxed product to licensing, the Company believes that its opportunities will increase. Types of resellers include corporate resellers, value-added resellers or "VARs," system integrators, direct marketers, independent dealers, mass merchants and computer chain stores, and resellers conducting business via the Internet ("e-tailers"). Resellers are often further defined and distinguished by the types of value-added services they provide and by the end-user markets they serve, such as large corporate accounts, small to medium-sized businesses, and home users.

Resellers rely on wholesale distributors and/or solution providers for product availability, flexible financing alternatives, technical support, prompt and efficient delivery. In addition, some resellers are increasingly relying on distributors for "back-office" support services, such as product procurement, fulfillment, logistics and a broad product offering. Software publishers benefit from using wholesale distributors and solution providers as an alternative to direct sales to customers by not having to maintain large sales forces, warehouse facilities and financing capabilities. Software publishers also rely on distributors and solution providers to provide marketing and support services as well as credit for customers. Resellers and end users rely on solution providers for in depth product knowledge, customized services, and greater customer support.

The computer products industry has historically experienced double-digit growth throughout North America. However, according to an Equity Research report on Technology Distribution published by Raymond James and Associates, Inc., growth rates were substantially lower during 2000 and were negative during 2001, 2002 and 2003, but are expected to improve moving into 2004. Trends in the computer products supply chain include custom configuration of products by distributors, various supply chain management strategies to eliminate time and cost, and an increase in the use of "eBusiness" solutions. Electronic business, or eBusiness, refers to the use of electronic systems and applications to exchange information and transact business. Electronic business can simplify account set-up, ordering, shipping and support, and thereby facilitate sales while decreasing both selling and purchasing costs. Electronic business continues to increase in significance in the computer products distribution industry.

Products and Suppliers

The Company's software licensing business offers its customers nearly 20,000 products from leading software publishers, including Microsoft, Lotus/IBM, Network Associates, Executive Software, Macromedia, Borland, Computer Associates, Corel, Panda Software and Symantec. The software licensing business involves the sale of multiple-end user licenses for software products, generally for installation on multiple systems, and requires minimal distribution of boxed software product. Prior to the contraction of the Company's U.S. distribution business during 2000, Merisel's U.S. software licensing business offered products from 21 software publishers and ranked number one in software licensing sales for key software publishers such as Microsoft and Novell. Although many of these distribution arrangements were terminated during 2000, management of Merisel's software licensing business has maintained positive relationships with many key software publishers beyond the software publishers whose products it currently distributes.

Merisel enters into written agreements with the software publishers of the products it sells. As is customary in the industry, these agreements usually provide non-exclusive rights and often contain territorial restrictions that limit the countries in which Merisel is permitted to sell the products. The Company's suppliers generally warrant the products sold by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers, as well as products discontinued by the supplier. Because software licensing involves very limited distribution of boxed product, the Company maintains minimal inventory, most of which consists of documents and software media that may be shipped in connection with a software license purchase. Accordingly, unlike the computer products industry generally, there is little, if any, risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence. The Company's agreements with its suppliers, which typically have a term of at least one year, generally contain provisions permitting early termination by either party upon written notice.

The Company's software licensing business provides software publishers with access to Merisel's customer base, as well as the means to reduce credit, marketing and overhead costs typically associated with maintaining direct customer relationships. Merisel develops and implements marketing and sales programs for specific software publishers to increase customer purchasing depth and breadth. Programs include bundled offers, growth-goal incentives, telemarketing campaigns, web advertising and customer training events as well as channel communication vehicles such as targeted direct mail, e-mail blasts, webcasts, monthly newsletters and advertising.

The sale of products supplied by two of the Company's vendors, Network Associates and Symantec, accounted for approximately 93.5% and 1.0% in 2003, 79.8% and 13.8% in 2002 and 71.2% and 23.4% in 2001, respectively, of net sales for the Company's U.S. software licensing business. Despite the loss of a direct relationship between the Company and Symantec effective during the third quarter of 2002, the Company experienced overall sales and margin growth during the fourth quarter of 2002. However, the loss of a direct relationship with its remaining primary vendor could have a material adverse impact on the Company's business and financial results. During the first quarter of 2004, the Company was notified of impending changes in the channel which will impact a number of the products it currently distributes. Because of these changes, typical seasonality, and changes in the Company's sales organization, the Company expects to experience a decline in revenue and margin during the first quarter of 2004. See Item 1 - "Certain Business Factors - Dependence on Key Software publishers."

Customers and Customer Services

With the dramatic decline in net sales of the software licensing business as the U.S. distribution business contracted in 2000, the number of active customers declined to a fraction of prior levels. The software licensing business is focused on reestablishing customer relationships and broadening its customer base through proactive marketing to prospective new customers. Merisel's customer base is largely comprised of, and Merisel's recruitment efforts are mainly focused on, value-added customers that service small-to-medium size businesses and enterprise solution providers. In the computer products industry generally, larger customers often establish direct relationships with software publishers for their more popular products but utilize distributors and/or software solution providers for slower-moving products and for fill-in orders of fast-moving products that may not be available on a timely basis from software publishers. Customer service (particularly with respect to the complexities of software publishers' licensing processes), quick response to bid requests, and electronic ordering capabilities are critically important to software licensing customers. Merisel has had a long-standing reputation as a leader in these areas and is currently leveraging this positive reputation in the marketplace to rebuild and grow its software licensing business.

Merisel generally does not have contracts with its customers. Merisel's largest customers include Comp-E-Ware, Expert Networks, Future Com, PC Connection, Softchoice, Software House International and Software Spectrum. Merisel's top 10 customers for its software licensing business accounted for 71.8% of total software licensing net sales in 2003. Merisel had two customers for its software licensing business that individually accounted for more than 10% of total U.S. software licensing net sales in 2003, accounting for 25.2% and 15.7% of net sales. Merisel's top 10 customers for its software licensing business accounted for 64.8% of total software licensing net sales in 2002. Merisel had one customer for its software licensing business that accounted for more than 10% of total U.S. software licensing net sales in 2002, accounting for 19.8% of net sales. Merisel's top 10 customers for its software licensing business accounted for 76.0% of total software licensing net sales in 2001. Merisel had two customers for its software licensing business that accounted for more than 10% of total U.S. software licensing net sales in 2001, accounting for 24.2% and 15.0% of net sales. The loss of one or more of the Company's major customers could have a material adverse effect on the Company. See Item 1 "Certain Business Factors - Dependence on Major Customers."

Single-Source Provider. The software licensing products currently offered by Merisel fall mainly in the categories of anti-virus, desktop applications, graphics, IT management, security, storage and storage management, system utilities, system applications and web-based solutions products. Merisel believes that, while it is no longer a full-line distributor of computer hardware and software products, it can offer significant value by becoming a single-source provider of software licensing products to its customers and focusing on providing superior customer service for software licensing only. Merisel is focused on reestablishing relationships with major software publishers whose products it does not currently distribute and establishing relationships with software publishers in emerging technologies in order to expand its product offering.

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

Information Services. Merisel provides its customers with state-of-the-art e-business solutions. The Company's Web site provides information on Merisel's programs and services, strategic announcements, publisher products and links, and access to SELline, the Company's advanced on-line configuration, query and procurement tool. SELline offers secure, 24-hour access and real-time interfaces to Merisel's information technology systems so that customers can identify products, place quotations and orders and review order and shipment status at their convenience. Software publishers' up-to-date promotions, product news, programs and trial download information are listed on SELline to help educate customers. The Company also offers various types of electronic interfaces with its partners, including EDI, XML, and flat file. In addition, Merisel is the only self-hosted solution provider for Network Associates. In this capacity, the Company deploys McAfee's anti-virus managed services to the end user on behalf of the reseller.

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

Certain of Merisel's competitors have substantially greater financial resources and broader product offerings than Merisel. Merisel's principal competitors for software licensing business include large United States-based distributors such as Ingram Micro and Tech Data, as well as a number of regional distributors and resellers. Because of the nature of software licensing, Merisel competes with software publishers that sell directly to computer resellers and end users to a more limited extent than in other areas of computer products distribution. See
Item 1. "Certain Business Factors - Size of Competitors."

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

Employees

As of March 26, 2004, Merisel had approximately 40 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees. None of the employees are represented by unions and Merisel considers its employee relations to be good.

Environmental Compliance

The Company believes that it is in substantial compliance with all material environmental laws applicable to it and its operations.

Certain Business Factors

In addition to the other information in this report, readers are cautioned to carefully consider the following business factors that may affect the future operations and performance of the Company.

Size of Software Licensing Business. The Company's software licensing business is not currently profitable and is not generating sufficient revenue to cover selling, general and administrative expenses and other costs required to operate this business. The Company believes that, in order to compete effectively in software licensing, it must maintain high service levels, specialized sales and marketing infrastructure, specific software licensing management expertise, and state-of-the-art information technology capabilities that entail fixed costs that cannot be further reduced significantly. To become profitable, the Company's software licensing business must grow significantly and the Company must add key software publishers. The Company believes that it will only be able to achieve revenue levels that will allow its software licensing business to be profitable if the Company is successful in adding new vendors. There is no assurance that the Company will be successful in doing so.

Dependence on Major Customers. For 2003, 10 customers accounted for approximately 71.8% of the Company's revenues, with the top two customers individually accounting for approximately 25.2% and 15.7%. The Company is focused on increasing its customer base and decreasing the percentage of net sales and receivables attributable to a small number of customers. Until that has been accomplished, however, the loss of one or more of the Company's major customers could have a material adverse effect on the Company.

Dependence on Key Software Publishers. In 2003, 93.5% of Merisel's sales were derived from products supplied by its largest vendor. As is customary in the industry, the Company's agreements with these vendors provide non-exclusive distribution rights and may be terminated by either party on short notice. The termination of the Company's distribution agreement with its key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company.

Customer Credit Exposure. Substantially all of the Company's sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At December 31, 2003, the Company's two largest customers combined represented 43.2%, or $8,941,000, of the Company's total trade receivables. On March 15, 2004, the Company was notified by one customer, with a current outstanding accounts receivable balance of approximately $746,000, that it does not have sufficient liquidity to repay the amount it owes the Company, and has requested an extended repayment plan. There is no assurance that the customer's restructured business plan will be successful or that the amounts owed will be collected. The Company believes, taking into consideration all factors mentioned above, it has established an adequate reserve against the December 31, 2003 accounts receivable balance.

Size of Competitors. The Company's competitors in its software licensing business include distributors with businesses that are substantially larger than the Company's. Because of their size and the fact that many of these larger competitors operate world-wide businesses, these firms can achieve greater economies of scale than the Company, allowing them to offer more favorable pricing and other terms to resellers, and may be able to form stronger relationships with software publishers. The Company believes that it can achieve operating expense levels as a percentage of sales as low as those that can be achieved by its much larger competitors only if it significantly increases its revenues. See "Competition" above.

Gross Margin Pressure. Historically, the computer distribution industry in general and the Company in particular have experienced declines in gross margins. The decline has resulted in part from a reduction in publisher rebates and changes by software publishers in terms and conditions, which have resulted in a shift of costs to distributors, solution providers and resellers; in addition, economies of scale achieved by growing distributors have decreased their costs and allowed them to sell products at lower gross margins. Merisel attempts to address the gross margin issue through pricing and other actions. However, because of the size of Merisel's business relative to its largest competitors and Merisel's need to significantly increase its revenues in order for its software licensing business to become profitable, the Company is particularly vulnerable to competitive pricing actions of its competitors.


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


Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

         o demonstrating to customers and software publishers that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

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


Business Disruptions. Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses. Our operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake. In addition, some areas, including California, have experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of our software publishers or customers. We maintain insurance for losses and interruptions caused by certain types of business interruptions; however, there is no assurance that a particular loss may be insured.

Item 2. Properties.

The Company's headquarters and distribution center are located in El Segundo, California, where the Company leases a 50,700 square-foot facility. This lease will expire on November 1, 2004. The Company expects to either extend its current lease or enter into a new lease agreement at another location on or before this date. Based on the current size of the Company, it is estimated that approximately 15,000 square feet will be required and will be leased at substantially the same cost per square foot as the current lease, including $15-$25 per square foot of leasehold improvements. The Company owns 29 acres of undeveloped land in Cary, North Carolina, which the Company is seeking to sell. The Company believes that its facilities provide sufficient space for its present needs. Based on current growth rates, and excluding acquisitions, the Company expects to have capital expenditures of approximately $350,000 for the software licensing business over the next three years, the majority of which will be incurred during the next twelve months.

Item 3. Legal Proceedings.

In February 2004, the Company was served with a summons and complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al, Debtor, Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA (the "Complaint"). The Complaint was filed in the United States Bankruptcy Court, Eastern District of Missouri, Eastern Division, Case No. 01-41593-293. The Complaint alleges that Debtor made preferential transfers of money to Merisel Americas, Inc. ("Americas") in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the Complaint are the obligations of MOCA and not that of the Company. The Company has been advised by counsel to Arrow Electronics, Inc. ("Arrow"), the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint.

The Company is involved in certain legal proceedings arising in the ordinary course of business, and in connection with discontinued vendors related to the Company's wound down business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. The Company made estimates of its potential exposures and has established reserves for potential losses related to such proceedings. There can be no assurance that the Company's reserves will fully cover any possible exposure.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

The Company's Common Stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol "MSEL". The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the National Market. All stock prices are closing prices per The Nasdaq National Market.

                                            High              Low
                Fiscal Year 2002
                     First quarter....       2 5/16          1 1/2
                     Second quarter...       3 3/4           2
                     Third quarter....       3 3/4           1 7/16
                     Fourth quarter...       2 1/4           1 1/4

                Fiscal Year 2003
                     First quarter....       3 1/2           1 7/8
                     Second quarter...       4 9/16          2 1/16
                     Third quarter....       6 1/16          4 1/4
                     Fourth quarter...       7 1/4           4 7/8


The last reported sale price of the Company's Common Stock on the Nasdaq National Market on March 26, 2004 was $5.15 per share. As of March 26, 2004, there were 876 record holders of the Company's Common Stock. This number does not include beneficial owners of the Company's Common Stock which is held in nominee or "street" name accounts through brokers.

Merisel has never declared or paid any dividends on its Common Stock and does not anticipate paying dividends on the Common Stock in the foreseeable future.



Item 6. Selected Financial Data.

                                                                      Years Ended December 31,
                                                    1999          2000          2001         2002          2003
                                                              (In thousands, except per share and footnote amounts)
Income Statement Data(1, 2 and 3):
Net sales.....................................   $4,231,396    $2,091,942      $336,053      $81,638       $96,042
Cost of sales.................................    4,046,094     2,018,974       303,997       72,270        90,763
                                                -----------   -----------   -----------  -----------   -----------
Gross profit..................................      185,302        72,968        32,056        9,368         5,279
Selling, general & administrative expenses....      211,990       174,684        23,380        5,673         4,313
Restructuring charge (income).................        3,200        17,036          (102)         465           650
Impairment losses.............................        3,800        52,833           288                      1,800
Impairment losses related to Canada...........                                   28,111
Litigation related charge.....................       12,000
Gain on debt extinguishment (4)...............                    (49,003)       (2,872)
                                                -----------   -----------   -----------  -----------   -----------
Operating income (loss).......................      (45,688)     (122,582)      (16,749)       3,230        (1,484)
Interest expense (income), net................       17,849        10,920          (255)        (983)         (751)
Other expense (income), net...................       21,926         5,382           178         (169)       (2,474)
                                                -----------   -----------   -----------  -----------   -----------
Income (loss) before income taxes.............      (85,463)     (138,884)      (16,672)       4,382         1,741
Provision (benefit) for income taxes..........          939           620           445         (755)         (744)
                                                -----------   -----------   -----------  -----------   -----------
Income (loss) from operations.................      (86,402)     (139,504)      (17,117)       5,137         2,485
Discontinued operations:
Income (loss) from discontinued operations           25,234        18,539        (6,352)       1,973           275
Gain on sale of discontinued operations                            25,178        36,250
                                                -----------   -----------   -----------  -----------   -----------
Net income (loss).............................     $(61,168)     $(95,787)      $12,781       $7,110        $2,760
Preferred stock dividends.....................                        677         1,292        1,399         1,514
                                                -----------   -----------   -----------  -----------   -----------
Net income (loss) available to common
stockholders..................................     $(61,168)     $(96,464)      $11,489       $5,711        $1,246
                                                ===========   ===========   ===========  ===========   ===========
Share Data (5):
Net income (loss) per diluted share...........  $     (7.62)  $    (12.01)  $      1.44   $     0.74    $     0.16
Weighted average number of diluted
   Shares.....................................        8,028         8,031         7,989        7,735         7,617
Balance Sheet Data:
Working capital...............................  $   117,340   $     8,741   $    31,886  $    38,062   $    42,813
Total assets..................................      736,206       178,281        68,955       72,844        67,212
Long-term and subordinated debt...............      130,264        23,803
Total debt....................................      133,170        25,166
Stockholders' equity..........................       95,173        13,418        35,395       41,750        44,663

(1) For the years 1999 through 2001, Merisel's fiscal year was the 52- or 53-week period ending on the Saturday nearest December 31. For clarity of presentation throughout this Annual Report on Form 10-K, Merisel described these fiscal years presented as if the year ended on December 31. All fiscal years presented were 52 weeks in duration. Effective for the year ended December 31, 2002 the Company changed its fiscal year end to a calendar year end of December 31. This change did not have a material effect on the results presented. Additionally, the selected financial data set forth above includes those balances and activities related to the Company's wholly owned subsidiary Merisel Canada through its disposal as of July 28, 2001.

(2) The Company has reclassified its consolidated financial statements to exclude results related to the MOCA and Optisel business units, which are included in discontinued operations.

(3) The Company has reclassified certain items in its 2001 and 2002 consolidated financial statements to conform to the 2003 presentation pursuant to EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. These reclassifications principally consist of costs associated with consideration received from vendors. The impact to the 2001 consolidated financial statements is to decrease cost of goods sold by $9,000 and to decrease interest income by $9,000. The impact to the fiscal year 2002 consolidated financial statements is to decrease cost of goods sold by $1,082,000, to increase general and administrative expenses by $43,000 and to decrease interest income by $1,039,000. Amounts in 1999 and 2000 were not determinable and have not been reclassified.

(4) The Company early adopted Statement of Financial Accounting Standard No. 145, "Reporting Gains and Losses from Extinguishment of Debt" in 2002. The adoption resulted in the retroactive reclassification of gain on debt extinguishment from an extraordinary item to a component of operations.

(5) Per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split that was effective February 14, 2001.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For an understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion and analysis should be read in conjunction with Item 6. "Selected Financial Data" and the consolidated financial statements and the related notes included elsewhere in this annual report.

This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those factors set forth in Item 1. "Certain Business Factors" and other factors presented throughout this filing.

Overview

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, which included software licensing, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). On October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. On July 28, 2001, the Company completed the sale of its Canadian distribution business ("Merisel Canada") to Synnex Information Technologies, Inc. ("Synnex"). On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001.

As a consequence of the foregoing events, Merisel's only business today is its software licensing business. Merisel's software licensing strategy is to increase revenues primarily by expanding its small and medium business customer base. The Company also believes that increasing its vendor breadth and maintaining a low operating cost structure is key to its future success. Over the past several years, the software licensing industry has become an increasingly commoditized industry and software publishers have decreased back end rebate opportunities, causing significant contraction of the Company's gross margins. In an effort to combat this effect, the Company has sought relationships with vendors whose products provide higher selling margins. Additionally, the Company has streamlined its operating systems and other operating costs while continuing to provide a high level of customer service. In addition to operating the software licensing business, the Company is actively seeking and exploring acquisition and other investment opportunities, primarily outside the computer products distribution industry.

Discontinued Operations

On October 27, 2000, the Company completed the sale of its MOCA business unit, a distributor of Sun Microsystems products, to Arrow for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179.8 million of which approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price the Company realized a gain, net of costs associated with the sale, of approximately $25.2 million. In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.3 million, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36.3 million.

Through Optisel, in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel did not generate any significant revenue except under these two transition services agreements. As a result of general economic conditions and Optisel's lack of success in generating Internet-related business, the Company discontinued operations of the Optisel business during the fourth quarter of 2001.

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

Sale of Merisel Canada

On July 28, 2001, the Company completed the sale of Merisel Canada, a distributor of computer hardware and software products, to Synnex. The purchase price was CDN$30,000,000, of which CDN$1,000,000 is reflected as a liability on the Company's balance sheet at December 31, 2002, pending resolution of certain indemnification claims. In connection with this transaction, in the quarter ended June 30, 2001 the Company recorded an impairment charge of approximately $29,416,000 with respect to Merisel Canada related to the excess book value over expected cash consideration less transaction fees. During the fourth quarter of 2001 the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2,000,000 to the Company, which was recorded as a $1,305,000 adjustment to the impairment charge previously recorded in the second quarter of 2001.

Results of Operations

Including discontinued operations, the Company reported net income available to common stockholders of $1,246,000 or $0.16 per share for 2003, compared to $5,711,000 or $0.74 per share for 2002 and $11,489,000, or $1.44 per share, for
2001. These results include income from discontinued operations of $275,000 for 2003, $1,973,000 for 2002 and a loss from discontinued operations of $6,352,000 for 2001. The discussion and analysis below is limited to the Company's continuing operations and includes the U.S. and Canadian distribution businesses.

Management analyzes the software licensing business separately from the business being wound down, to the extent possible given the fact that a significant amount of resources is shared between the groups. Over the past couple of years, the Company reduced selling, general and administrative expenses that were shared between the software licensing group and the wound down business as certain settlements were reached with vendors and customers of the wound down business. The Company does not expect that significant further cost reductions of the Company's software licensing business will be possible in the future.

The following table of summary selected financial data shows the analysis management uses to evaluate results of the business (amounts in thousands):

                         ------------------------------     ---------------------------------    ---------------------------------
                                     2001                                 2002                                 2003
                         ------------------------------     ---------------------------------    ---------------------------------
                         Software   Other       Total       Software   Other         Total       Software   Other         Total
                         Licensing  Business                Licensing   Business                 Licensing   Business
                         ---------- ---------- --------     ---------- ----------- ----------    ---------- ----------- ----------
Net sales                 39,085    296,968    336,053       81,638                 81,638        96,042                 96,042

Gross profit               2,508     29,548     32,056        4,552      4,816       9,368         4,177      1,102       5,279

Gross margin                 6.4%      10.0%       9.5%         5.6%       5.9%       11.5%          4.4%       1.1%        5.5%

Operating income (loss)   (6,355)   (10,394)   (16,749)      (3,640)     6,870       3,230        (1,972)       488      (1,484)

Interest and other          (178)       255         77          154        998       1,152            96      3,129       3,225
income (expense), net

Net income (loss) from
continuing operations     (6,653)   (10,464)   (17,117)      (3,606)     8,743       5,137        (1,996)     4,481       2,485


Comparison of Fiscal Years Ended December 31, 2003 and December 31, 2002

Net Sales - Net sales increased 17.6% from $81,638,000 in 2002 to $96,042,000 for the year ended December 31, 2003. This increase is due primarily to the growth of our largest software publisher and to a lesser extent to the Company's gain in market share and expansion of its sales force during the period. There are no assurances that these growth rates will continue in future periods and it is expected that sales will decline during the first quarter of 2004, due to a combination of seasonality experienced by our primary software publisher, changes by some of our software publishers in their channel strategies, and changes in the Company's sales organization.

Gross Profit - Gross profit decreased 43.6% from $9,368,000 in 2002 to $5,279,000 in 2003. In the years ended December 31, 2002 and 2003, gross profit reflects reductions of costs of sales of $4,816,000 and $1,102,000, respectively, primarily as a result of favorable vendor settlements from the wound down business. Excluding these reductions to cost of sales, gross margins were 5.6% in 2002 compared to 4.4% in 2003. The decrease in software licensing gross margins is attributable primarily to increased pricing pressure and declining backend rebates. Although the Company is taking actions to stop the decline of gross margins, including seeking relationships with software publishers whose products provide higher selling margins, there is no assurance that they will be successful in doing so.

Selling,  General  and  Administrative  - Selling,  general  and  administrative expenses decreased by $1,360,000 or 24.0% from $5,673,000 for the year ended December 31, 2002 to $4,313,000 for the year ended December 31, 2003. Selling, general and administrative expenses for 2002 and 2003 include adjustments totaling $2,519,000 and $1,836,000, respectively, related to favorable settlements or collections experienced with non-inventory vendors and customers of the Company's wound down U.S. distribution business. Excluding these adjustments, selling, general and administrative expense would have been $8,192,000 or 10.0% and $6,149,000 or 6.4% of net sales for 2002 and 2003, respectively. This decrease was caused primarily by cost reductions made during recent periods in the staffing of the Company's information technology department. These decreases were partially offset by increased expenditures in the sales and marketing areas. The Company does not believe that it will be able to make significant further reductions in its selling, general and administrative expense levels.

Restructuring - During 2003, in connection with the wind-down of the U.S. distribution business (excluding software licensing), the Company recorded additional restructuring charges of $650,000. The additional charge is primarily due to $208,000 of severance costs and $442,000 of charges related to leases of equipment and disposed facilities. During 2002, the Company recorded additional restructuring charges of $465,000. The additional charge is primarily due to $265,000 of severance costs and $200,000 of charges related to leases of equipment and disposed facilities.

Impairment Losses - In May 2002 the Company completed the sale of an office building in Cary, North Carolina. The $3,000,000 purchase price was paid $25,000 in cash and the remainder in a promissory note due May 20, 2004 or earlier in certain circumstances (the "Note"). The Note bears interest at the prime rate plus 2.25% payable monthly and is secured by the property. The Company recorded the Note at a discounted amount of $2,714,000 which approximated the carrying value of the property and is included in other assets in the accompanying consolidated balance sheets. The Company recognized no gain or loss on the sale of the property, net of actual disposal costs. In connection with the sale, the Company agreed to lend the purchaser up to an additional $1,000,000, at terms similar to the Note described above, to fund improvements to the property after the purchaser has funded $1,000,000 in initial improvements. As of December 31, 2003 no additional amounts have been loaned.

In April 2003, the purchaser informed the Company that the purchaser's plans for developing the property securing the Note may not be economically feasible; and therefore the purchaser was likely to default on the Note and stop making any further payments. The Company discontinued recognizing interest income on the loan and considered appropriate actions to maximize the underlying value of this Note, including potentially foreclosing on the property. In the third quarter of 2003, management reached the determination that the note receivable was impaired due to the purchaser's continuing default and failure to pursue developing the property in the near future, as had been the purchaser's original plan. Therefore, management in consultation with is real estate advisors recorded an impairment loss of $1,800,000 to reduce the book value of the Note to the estimated fair value of the property at the time. Management continues to evaluate possible alternatives to maximize the value of the note including possible foreclosure, joint venture, or concessions with the existing purchaser.

Operating Loss - As a result of the above items, the Company had income from operations of $3,230,000 for the year ended December 31, 2002 compared to an operating loss of $1,484,000 for the year ended December 31, 2003. Excluding the restructuring-related charges and the asset impairment charge, the Company would have had operating income of $3,695,000 in 2002 compared to operating income of $966,000 in 2003.

Interest Income - Interest income for the Company decreased from $983,000 for the year ended December 31, 2002 to $751,000 for the year ended December 31, 2003. The change primarily reflects lower average interest rates experienced on the Company's cash balances during the 2003 period.

Other Expense (Income) - Other income for the Company increased from $169,000 for the year ended December 31, 2002 to $2,474,000 for the year ended December 31, 2003. Other income in the 2003 period primarily reflects a $2,448,000 receipt from the settlement of a bankruptcy claim related to certain indemnifications and guarantees obtained from the purchaser of certain of the Company's subsidiaries.

Income Taxes - The income tax benefit decreased from $755,000 for the year ended December 31, 2002 to $744,000 for 2003. In both years, the income tax provision provides for only the minimum statutory tax requirements in the various states in which the Company conducts business, as the Company had sufficient net operating losses from prior years to offset U.S. federal and state income taxes. In 2002 the provision consisted of $297,000 related to minimum statutory tax requirements, offset by income tax refunds from various agencies totaling $530,000 and a release of $521,000 of previously recorded tax contingency reserves resulting from the resolution of certain tax matters. In 2003 the provision consisted of $120,000 related to minimum statutory tax requirements, offset by income tax refunds from various federal and state tax audits totaling $864,000. A valuation allowance has been fully established against deferred tax assets resulting from available net operating loss carry forwards. See "Notes to Consolidated Financial Statements - Note 6 - Income Taxes".

Net Income - The Company reported net income available to common stockholders of $5,711,000, or $0.74 per share, in 2002 compared to net income available to common stockholders of $1,246,000, or $0.16 per share, in 2003. The Company's software licensing business is not currently profitable because it is not generating sufficient revenue to cover selling, general and administrative expenses and other costs required to operate the business. The Company believes that, in order to compete effectively in software licensing distribution, it must maintain high service levels, specialized sales and marketing infrastructure, specific software licensing management expertise, and state-of-the-art information technology capabilities that entail fixed costs that cannot be further reduced significantly. The Company believes that it will only be able to achieve revenue levels that will allow its software licensing business to be profitable if the Company is successful in adding new vendors. There is no assurance that the Company will be successful in doing so.


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

Gross Profit - Excluding gross profit of $17,003,000 generated by the Canadian distribution business in 2001, gross profit decreased 37.8% from $15,053,000 in 2001 to $9,368,000 in 2002. In the years ended December 31, 2001 and 2002, gross profit reflects reductions of costs of sales of $12,450,000 and $4,816,000, respectively, primarily as a result of favorable vendor settlements. Excluding results of the Canadian distribution business and the reductions to cost of sales, gross margins were 6.4% in 2001 compared to 5.6% in 2002. The decrease in software licensing gross margins is attributable primarily to increased pricing pressure.

Selling, General and Administrative - Excluding selling, general and administrative expense of $15,041,000 incurred by the Canadian distribution business in 2001, selling, general and administrative expenses decreased by $2,666,000 or 32.0% from $8,339,000 for the year ended December 31, 2001 to
$5,673,000 for the year ended December 31, 2002. Selling, general and administrative expenses for 2001 and 2002 include adjustments totaling $11,110,000 and $2,519,000, respectively, related to favorable settlements or collections experienced with vendors and customers of the Company's wound down U.S. distribution business. Excluding these adjustments, and results of the Canadian distribution business, selling, general and administrative expense would have been $19,449,000 or 48.2% and $8,192,000 or 10.0% of net sales for 2001 and 2002, respectively. This decrease was caused primarily by cost reductions that have been made during recent periods.

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

Impairment Losses - On July 28, 2001, the Company completed the sale to Synnex of Merisel Canada. The purchase price was CDN$30,000,000, of which CDN$1,000,000 was deposited in an escrow account pending resolution of indemnification claims. As a result of the pending sale of Merisel Canada, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment. Based on this review, the Company recorded an impairment charge of $29,416,000 as of June 30, 2001. The impairment charge includes $13,000,000 for the SAP operating system, $8,900,000 for the Company's foreign translation adjustment, $3,600,000 for the unamortized goodwill attributable to Merisel Canada, and $3,916,000 related to various other assets. During the fourth quarter of 2001, the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2,000,000 to the Company, which is recorded as a $1,305,000 adjustment to the impairment charge previously recorded in the second quarter of 2001.

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

Operating Loss - As a result of the above items, the Company had a loss from operations of $16,749,000 for the year ended December 31, 2001 compared to operating income of $3,230,000 for the year ended December 31, 2002. Excluding the restructuring-related charges, the asset impairment charges and the gain on debt extinguishment, the Company would have had operating income of $8,676,000 in 2001 compared to $3,695,000 in 2002.

Interest Income - Interest income for the Company increased from $255,000 for the year ended December 31, 2001 to $983,000 for the year ended December 31, 2002. The change primarily reflects the fact that the Company had no indebtedness during 2002 as a result of the sale of Merisel Canada in July 2001, which eliminated the interest associated with its revolving credit facility, and interest income earned on invested cash balances in 2002. See "Gain on Debt Extinguishment" above.

Other Expense (Income) - Other expense for the Company decreased from an expense of $178,000 for the year ended December 31, 2001 to income of $169,000 for the year ended December 31, 2002. The decrease is primarily related to a $206,000 reduction in asset securitization fees related to the termination of the Company's asset securitization facilities and the sale of fixed assets in 2002.

Income Taxes - The income tax provision decreased from $445,000 for the year ended December 31, 2001 to a benefit of $755,000 for 2002. In both years, the income tax provision provides for only the minimum statutory tax requirements in the various states and provinces in which the Company conducts business, as the Company had sufficient net operating losses from prior years to offset U.S. federal and state income taxes. In 2002 the provision, which consisted of $297,000 related to minimum statutory tax requirements, is offset by income tax refunds from various agencies totaling $530,000 and a release of $521,000 of previously recorded tax contingency reserves resulting from the resolution of certain tax matters. A valuation allowance has been fully established against deferred tax assets resulting from available net operating loss carry forwards. See "Notes to Consolidated Financial Statements - Note 6 - Income Taxes".

Net Income - The Company's software licensing business is not currently profitable because it is not generating sufficient revenue to cover selling, general and administrative expenses and other costs required to operate the business. The Company believes that, in order to compete effectively in software licensing distribution, it must maintain high service levels, specialized sales and marketing infrastructure, specific software licensing management expertise, and state-of-the-art information technology capabilities that entail fixed costs that cannot be further reduced significantly. The Company believes that it will only be able to achieve revenue levels that will allow its software licensing business to be profitable if the Company is successful in adding new vendors. There is no assurance that the Company will be successful in doing so.

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

Liquidity and Capital Resources

Cash Flows Activity for the Years Ended December 31, 2003, 2002 and 2001

Net cash used in operating activities was $1,793,000, $11,006,000 and $53,352,000 during the years ended December 31, 2003, 2002 and 2001, respectively. In all periods, cash used in operations primarily relates to the extinguishment of liabilities and commitments associated with the wind-down of the U.S. distribution business, excluding software licensing, and the growth in the software licensing business through credit sales.

Net cash used in investing activities in 2003 was $37,000 and consisted primarily of $62,000 used to purchase securities, offset by $25,000 of proceeds from the sale of property, plant and equipment. Net cash used in investing activities in 2002 was $32,000 and consisted primarily of proceeds of $667,000 from the sale of Merisel Canada, offset by $637,000 used to purchase securities. Net cash provided by investing activities in 2001 consisted primarily of proceeds of $36,250,000 from the sale of MOCA and $15,991,000 from the sale of Merisel Canada.

Net cash used in financing activities was $6,000 and $516,000 in 2003 and 2002, respectively, which related to the repurchase of treasury stock. Net cash provided by financing activities in 2001 was $13,342,000 and included revolver borrowings of $35,962,000 associated with new credit facility entered into by Merisel Canada upon the expiration of a receivables purchase agreement (see "Notes to Consolidated Financial Statements - Note 3 - Sale of Accounts Receivable"). Cash used in financing activities was $20,931,000 for the purchase of the remainder of the 12.5% Notes.

Debt Obligations, Financing Sources and Capital Expenditures

In 2001, the Company purchased all of the outstanding $23,803,000 principal amount of 12.5% Senior Notes. As a result, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the "Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $3,367,000 and $4,881,000 were recorded at December 31, 2002 and 2003, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of December 31, 2003, no redemptions have been made and the Company has no plans to exercise its redemption rights in the foreseeable future.

The Company leases certain of its facilities and equipment under noncancelable operating leases. As of December 31, 2003, there are no noncancelable operating leases that have initial or remaining noncancelable lease terms in excess of one year. The Company's lease on its El Segundo, California headquarters will expire on November 1, 2004. The Company expects to either extend its current lease or enter into a new lease agreement at another location on or before this date. Based on the current size of the Company, it is estimated that approximately 15,000 square feet will be required and will be leased at substantially the same cost per square foot as the current lease, including $15-$25 per square foot of leasehold improvements. Based on current growth rates, and excluding acquisitions, the Company expects to have capital expenditures of approximately $350,000 for the software licensing business over the next three years, the majority of which will be incurred during the next twelve months.

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

The Company has obligations relating to the wind-down of its U.S. distribution business in addition to working capital requirements related to its software licensing business. The Company expects that expenditures related to the wind-down will consume some amount of the Company's cash balance at December 31, 2003.

The Company is involved in certain legal proceedings arising in the ordinary course of business, and in connection with discontinued vendors related the company's wound down business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. The Company made estimates of its potential exposures and has established reserves for potential losses related to such proceedings. There can be no assurance that the Company's reserves will fully cover any possible exposure.

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

Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity. However, the Company's operating cash flow can be impacted by macroeconomic factors outside of its control. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in our consolidated financial statements. The following table summarizes our contractual obligations at December 31, 2003 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in footnotes to the consolidated financial statements at Item 8. Financial Statements and Supplementary Data.

  ------------------------------------------ -----------------------------------------------------------------------------
               (in thousands)                                           Payment due by period
  ------------------------------------------ -----------------------------------------------------------------------------

           Contractual Obligations              Total       Less than 1      1-3 Years       4-5 Years      More than 5
                                                               Year                                            Years
  ------------------------------------------ ------------ ---------------- -------------- ---------------- ---------------
  Long-Term Debt Obligations                       -0-           -0-             -0-             -0-              -0-

  Capital Lease Obligations                        -0-           -0-             -0-             -0-              -0-

  Operating Lease Obligations                     776           776              -0-             -0-              -0-

  Purchase Obligations                             -0-           -0-             -0-             -0-              -0-

  Other Long-Term Liabilities Reflected on        751            -0-             751             -0-              -0-
  Balance Sheet under GAAP

  Total                                         1,527           776              751             -0-              -0-


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

The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. The Company, subject to certain limitations including approval of its software publishers, may permit its customers to return products and to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs that, among other things, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon the volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's vendors. A provision for estimated product returns and costs of customer incentive programs is recorded concurrently as a component of net sales with the recognition of revenue.

Concentration of Credit Risk - The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses; however, credit risk with respect to trade accounts receivable is currently a significant risk to the Company. At December 31, 2003, the Company's two largest customers represented 43.2%, or $8,941,000, of the Company's total trade receivables. The Company performs ongoing credit evaluations of its customers' financial conditions and establishes reserves for credit losses accordingly based on historical experience and the age of outstanding receivables.

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

Restructuring and Wind Down Reserves - At December 31, 2003, the Company had $13,883,000 and $7,915,000, respectively, of accounts payable and accrued liabilities. Of the accounts payable amount recorded, $2,193,000 is related to the U.S. distribution business (excluding software licensing), representing the remaining liabilities and reserves against vendor-related receivables associated with those former vendors with whom the Company has not yet reached a settlement. Accrued liabilities primarily represent restructuring accruals, liabilities associated with maintenance and other arrangements the Company has incurred under contracts with systems and telecommunications vendors, sales tax liabilities and other reserves. As part of its ongoing wind-down efforts, the Company is negotiating with both inventory and other vendors and the actual payments made by the Company under settlement agreements could differ from the amounts accrued.

Item 7A. Quantitative and Qualitative Market Risk Disclosure

Investments

At December 31, 2003, the Company had cash investments of $43,904,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $1,044,000 maintained in various checking accounts at December 31, 2003.

Item 8. Financial Statements and Supplementary Data.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Merisel, Inc.:
El Segundo, California

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merisel, Inc. and subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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



DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 2004



                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                              December 31,
                                                                                            2002         2003
                                        ASSETS

Current assets:
     Cash and cash equivalents.......................................................   $    46,795  $    44,948
     Accounts receivable (net of allowances of $1,185 and $1,286 at December
        31, 2002 and 2003, respectively).............................................        21,664       19,585
     Inventories....................................................................              3           13
     Prepaid expenses and other current assets.......................................           165           65
                                                                                        --------------------------
          Total current assets.......................................................        68,627       64,611
Property and equipment, net..........................................................           883          883
Other assets ........................................................................         3,334        1,718
                                                                                        ------------- ------------
     Total assets....................................................................   $    72,844  $    67,212
                                                                                        ============= ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable................................................................   $    18,157  $    13,883
     Accrued liabilities.............................................................        12,408        7,915
                                                                                        --------------------------
          Total current liabilities..................................................        30,565       21,798

Long-term liabilities                                                                           529          751

Commitments and Contingencies

Stockholders' equity:
     Convertible preferred stock, $.01 par value; authorized 1,000,000 shares;
        150,000 shares issued and outstanding........................................       18,368       19,882
     Common stock, $.01 par value; authorized 150,000,000 shares; 8,026,375 shares issued and 7,619,095 shares outstanding at December 31, 2002;
        8,026,375 shares issued  and 7,616,395 shares outstanding at December 31, 2003           76           76
     Additional paid-in capital......................................................       279,814      278,300
     Accumulated deficit.............................................................      (255,559)    (252,799)
     Treasury stock..................................................................          (840)        (846)
     Accumulated other comprehensive loss............................................          (109)          50
                                                                                        ------------- ------------
          Total stockholders' equity.................................................        41,750       44,663
                                                                                        ------------- ------------
     Total liabilities and stockholders' equity......................................   $    72,844  $    67,212
                                                                                        ============= ============


              See accompanying notes to consolidated financial statements.



                         MERISEL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                          For the Years Ended December 31,
                                                                          2001           2002          2003

Net sales..........................................................  $    336,053   $     81,638   $     96,042
Cost of sales......................................................       303,997         72,270         90,763
                                                                     ------------   ------------   ------------
Gross profit.......................................................        32,056          9,368          5,279
Selling, general and administrative expenses.......................        23,380          5,673          4,313
Restructuring charges..............................................          (102)           465            650
Impairment losses..................................................           288                         1,800
Impairment related to the sale of Merisel Canada...................        28,111
Gain on extinguishment of debt.....................................        (2,872)
                                                                     ------------   ------------   ------------
Operating income (loss)............................................       (16,749)         3,230         (1,484)
Interest income, net...............................................           255            983            751
Other expense (income), net........................................           178           (169)        (2,474)
                                                                     ------------   ------------   ------------
Income (loss) from operations before income taxes..................       (16,672)         4,382          1,741
Income tax provision (benefit).....................................           445           (755)          (744)
                                                                     ------------   ------------   ------------
Income (loss) from operations......................................       (17,117)         5,137          2,485
Discontinued operations:
   Income (loss) from discontinued operations......................        (6,352)         1,973            275
   Gain on sale of discontinued operations.........................        36,250
                                                                     ------------   ------------   ------------
Net income ........................................................  $     12,781   $      7,110   $      2,760
                                                                     ============   ============   ============

Preferred stock dividends..........................................         1,292          1,399          1,514
                                                                     ------------   ------------   ------------
Net income available to common stockholders........................  $     11,489   $      5,711   $      1,246
                                                                     ============   ============   ============

Net income (loss) per share (basic and diluted):
Income (loss) from operations less preferred stock dividends.......  $      (2.30)   $      0.48    $      0.12
Discontinued operations:
   Income (loss) from discontinued operations......................         (0.80)          0.26           0.04
   Gain on sale of discontinued operations.........................          4.54
                                                                     ------------   ------------   ------------
Net income ........................................................  $       1.44    $      0.74    $      0.16
                                                                     ============   ============   ============

Weighted average number of shares (basic and diluted):                      7,989          7,735          7,617
                                                                     ============   ============   ============


                  See accompanying notes to consolidated financial statements.

                         MERISEL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                      Accumulated
                                                             Additional                  Other
                                                              Paid-in    Accumulated  Comprehensive  Treasury          Comprehensive
                            Preferred Stock   Common Stock     Capital     Deficit      Loss           Stock    Total      Income
                          ------------------  --------------- ---------  -----------  -------------  --------  ------- -------------
                           Shares    Amount   Shares   Amount
                          --------  --------  ------- -------
Balance   at   December
 31, 2000...............  150,000    15,677  8,030,905    80    282,619    (275,450)    (9,508)                  13,418
   Accrual of convertible
     Preferred stock
     dividend..........               1,292                      (1,292)
   Exercise of stock
   options and
     Other.............                            (61)              16                                              16
   Treasury Stock                             (188,200)   (2)                                          $(326)      (328)
   Comprehensive Income:
     Translation adjustment                                                              9,508                    9,508  $   9,508
     Net income........                                                      12,781                              12,781     12,781
                                                                                                                            --------
Total Comprehensive Income                                                                                               $  22,289
                          -------  -------  -----------------  -----------  -------------  --------  --------    ========   ========
Balance   at   December
 31, 2001...............  150,000    16,969  7,842,644    78    281,343    (262,669)                    (326)    35,395
   Accrual of convertible
     Preferred stock
     dividend...........              1,399                      (1,399)
   Exercise  of stock
   options and
     Other, net.........                         1,000             (130)                                           (130)
   Treasury Stock                             (224,549)   (2)                                          $(514)     (516)
   Comprehensive Income:
     Unrealized  loss  on
     investments........                                                                  (109)                    (109) $    (109)
     Net income..........                                                     7,110                               7,110      7,110
                                                                                                                             -------
Total Comprehensive Income                                                                                               $   7,001
                          -------  -------  -----------------  -----------  -------------  --------  --------    ========   ========
Balance   at   December
 31, 2002...............  150,000    18,368  7,619,095     76   279,814    (255,559)      (109)         (840)    41,750
   Accrual of convertible
     Preferred stock
     dividend............             1,514                      (1,514)
   Exercise    of   stock
   options and
     Other...............
   Treasury Stock                               (2,700)                                                   (6)        (6)
   Comprehensive Income:
     Unrealized  gain  on
     investments.........                                                                  159                      159  $     159
     Net income..........                                                     2,760                               2,760      2,760
                                                                                                                              ------
Total Comprehensive Income                                                                                               $   2,919
                           ========   ======= ==========  =====   =========   =========      =====       ======   =======     ======
Balance   at   December
31, 2003...............   150,000   $19,882  7,616,395    $76    $278,300 $(252,799)       $50          $(846)   $44,663
                           ========   ======= ==========  =====   =========   =========      =====       ======   =======     ======

                         See accompanying notes to consolidated financial statements.




                         MERISEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   For the Years Ended December 31,
                                                                                     2001        2002        2003
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...........................................................  $   12,781  $    7,110  $    2,760
    Less: income (loss) from discontinued operations, net.......................      (6,352)      1,973         275
    Less: gain on sale of MOCA..................................................      36,250
                                                                                  ------------ ----------  -----------
    Income (loss) from operations...............................................     (17,117)      5,137       2,485
    Adjustments to reconcile income (loss)  from operations to net cash used in operating activities:
        Gain on extinguishment of debt..........................................      (2,872)
        Depreciation and amortization...........................................       5,048          28
        Provision for doubtful accounts.........................................      (7,774)        932         350
        Impairment losses.......................................................         288                   1,800
        Non-cash deferred compensation..........................................                    (109)        159
        Gain on sale of property and equipment..................................                    (168)        (25)
        Impairment related to the sale of Merisel Canada........................      28,111
        Restricted stock units compensation expense (income)....................          13        (133)
        Changes in assets and liabilities:
            Accounts receivable.................................................     (25,849)    (13,765)      1,729
            Inventories.........................................................      17,417         114         (10)
            Prepaid expenses and other current assets...........................       5,973         (47)        (84)
            Accounts payable....................................................     (39,340)      6,394      (4,274)
            Accrued liabilities.................................................     (17,250)     (9,389)     (3,923)
                                                                                  ------------ ----------  -----------
                Net cash  used in operating activities..........................     (53,352)    (11,006)     (1,793)
                                                                                  ------------ ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment..........................................        (114)
    Proceeds from sale of Merisel Canada........................................      15,991         667
    Proceeds from sale of MOCA..................................................      36,250
    Purchase of securities......................................................                    (637)        (62)
    Transaction costs on sale of building.......................................                    (234)
    Proceeds from sale of property and equipment................................         820         172          25
                                                                                  ------------ ----------  -----------
               Net cash provided by (used in) investing activities..............      52,947         (32)        (37)
                                                                                  ------------ ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving line of credit...................................      35,962
    Proceeds from issuance of common stock and purchase of treasury stock, net..        (326)       (516)         (6)
    Purchase of bonds...........................................................     (20,931)
    Repayments under other financing arrangements...............................      (1,363)
                                                                                  ------------ ----------  -----------
                Net cash provided by (used in) financing activities.............      13,342        (516)         (6)
                                                                                  ------------ ----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................         (75)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS..........................      (4,149)      2,771         (11)
                                                                                  ------------ ----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................       8,713      (8,783)     (1,847)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................      46,865      55,578      46,795
                                                                                  ------------ ----------  -----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD YEAR..................................  $   55,578  $   46,795  $   44,948
                                                                                  ============ ==========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid (received) during the year for:
    Interest....................................................................  $    1,911
    Income taxes................................................................       5,787        (234)       (700)
    Noncash investing and financing activities:
    Sale of property for note receivable........................................                   2,975
    Preferred dividend accrued..................................................       1,292       1,399       1,514
    Unrealized (gain) loss on securities........................................                     109        (159)

Effective July 28, 2001, the company sold Merisel Canada to Synnex  Technologies,  Inc.  ("Synnex").  In connection  with the sale, the following assets and liabilities were purchased by Synnex:

    Cash received in the sale of Merisel Canada, net of cash sold                    $16,662
    Total assets sold to Synnex                                                     (102,800)
    Total liabilities sold to Synnex                                                  86,809

                   See accompanying notes to consolidated financial statements.


                         MERISEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2002 and 2003

1. Description of Business and Basis of Presentation

General-- The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). On October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. ("Arrow"). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Effective as of July 28, 2001, the Company completed the sale of its Canadian distribution business ("Merisel Canada") to Synnex Information Technologies, Inc. ("Synnex"). On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. The acquisition was accounted for as a purchase and the purchase price, including assumption of certain liabilities, was $2,375,000. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel's lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001. As a consequence of the foregoing events, Merisel's only business today is its software licensing business. The Company is, however, actively seeking and exploring acquisition and other investment opportunities, primarily outside the computer products distribution industry.

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

Management's Plans--As stated previously, on December 14, 2000, the Company announced its decision to wind down virtually all of its U.S. distribution business, excluding software licensing. As a result of that decision, the decision to discontinue Optisel and the sales of MOCA and Merisel Canada, the Company's current operations consist of its software licensing distribution business. Primarily as a result of wind-down related gains of $4,481,000 and income from discontinued operations of $275,000 recognized in 2003, the Company had net income available to common stockholders of $1,246,000, after preferred stock dividends of $1,514,000, which decreased its accumulated deficit to $252,799,000 at December 31, 2003.

The Company has developed an operating plan for 2004 that focuses upon growing its software licensing distribution business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. At December 31, 2003, the Company had approximately $44,948,000 of cash and cash equivalents on hand. Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

2.       Summary of Significant Accounting Policies

Risks and Uncertainties--In 2003, 93.5% of the Company's software licensing net sales were derived from products supplied by one vendor. The termination of the Company's distribution agreement with its key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company. For

                         MERISEL, INC. AND SUBSIDIARIES

2003, 10 customers accounted for approximately 71.8% of the Company's net sales, with the top two customers individually accounting for approximately 25.2% and 15.7% of net sales. The Company is focused on increasing its customer base and decreasing the percentage of revenues and receivables concentrated with a small number of customers. Until that has been accomplished, the loss of one or more of the Company's major customers could have a material adverse effect on the Company. Substantially all of the Company's software licensing net sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers.

Concentration of Credit Risk-- Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests its excess cash with high-quality financial institutions and actively evaluates the creditworthiness of the financial institutions with which it conducts business. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses; however, credit risk with respect to trade accounts receivable is currently a significant risk to the Company. At December 31, 2003, the Company's two largest customers combined represented 42.8%, or $8,941,000, of the Company's total trade receivables. On March 15, 2004, the Company was notified by one customer, with a current outstanding accounts receivable balance of approximately $746,000, that it does not have sufficient liquidity to repay the amount it owes the Company and has requested an extended repayment plan. There is no assurance that the customer's restructured business plan will be successful or that the amounts owed will be collected. The Company believes, based on historical write-offs and identified credit risks, it has established an adequate reserve against the December 31, 2003 accounts receivable balance.

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

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. The Company invests excess cash in interest-bearing accounts. Interest income earned on cash balances for 2001, 2002 and 2003 was $1,578,000, $829,000 and $752,000, respectively.

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

Investments - As of December 31, 2002 and 2003, other assets include approximately $529,000 and $751,000, respectively, of equity securities, classified as available-for-sale. These securities are carried at fair value with any unrealized gain or loss recorded as other comprehensive income (loss).

                         MERISEL, INC. AND SUBSIDIARIES

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

Vendor Rebates and Promotions - The Company receives income from certain suppliers in the form of rebates, promotions and trade discounts. Agreements are made with each individual supplier and income is earned as buying levels are met and/or marketing costs are incurred. Rebate income, including trade discounts, is recorded as a reduction of cost of sales, and cooperative promotional income is recorded as a reduction of operating expenses. Any amount of cooperative promotional income exceeding related operating expenses is recorded as a reduction of cost of goods sold. Cost of goods sold includes term discounts earned from certain vendors for early payment of accounts payable in the amount of approximately $9,000, $1,039,000 and $1,619,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Fair Values of Financial Instruments--Financial instruments include cash and cash equivalents, accounts receivable and investments in securities. The fair values of cash and cash equivalents and accounts receivable approximate their carrying value because of their short-term nature. Investments in securities are recorded at fair market value as determined by quoted market prices.

Foreign Currency Translation--Assets and liabilities of Merisel Canada are translated into United States dollars at the exchange rate in effect at the close of the period. Revenues and expenses are translated at the average exchange rate during the period. The aggregate effect of translating the financial statements at the above rates is included in a separate component of stockholders' equity entitled "Accumulated Other Comprehensive Loss". As previously stated, effective July 28, 2001, the Company completed the sale of Merisel Canada. In the second quarter of 2001, the Company recorded an impairment charge equal to the entire translation adjustment in anticipation of the sale of Merisel Canada.

Foreign Exchange Instruments--At December 31, 2003, the Company had no foreign exchange instruments outstanding. Prior to the sale of Merisel Canada, the Company's use of derivatives was limited to the purchase of spot and forward foreign currency exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchased forward Canadian and U.S. dollar contracts to hedge short-term advances to Merisel Canada and to hedge commitments to acquire inventory for sale and did not use the contracts for trading purposes. In 2001 the Company recorded a net foreign currency transaction loss of $229,000. This amount is included in other expense in the accompanying consolidated statements of income.

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

                         MERISEL, INC. AND SUBSIDIARIES

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

The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. The Company, subject to certain limitations including approval of its software publishers, may permit its customers to return products and to exchange products or receive credits against future purchases. The Company offers its customers several sales incentive programs that, among other things, include funds available for cooperative promotion of product sales. Customers earn credit under such programs based upon the volume of purchases. The cost of these programs is partially subsidized by marketing allowances provided by the Company's vendors. A provision for estimated product returns and costs of customer incentive programs is recorded concurrently as a component of net sales with the recognition of revenue.

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

Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 2001, 2002 and 2003 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                        (In thousands, except per share
                                                                                   amounts)
                                                                         2001         2002         2003
   Net income - As Reported                                             $12,781      $7,110       $2,760
   Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards              $  (105)       $(32)        $(31)
                                                                     ------------- ------------ -----------
   Net income - Pro Forma                                               $12,676      $7,078       $2,729
                                                                     ============= ============ ===========

   Net income Per Share (Basic & Diluted)
   As Reported                                                            $1.44       $0.74        $0.16
   Pro Forma                                                              $1.42       $0.73        $0.16

Reclassifications--Certain reclassifications were made to prior year statements to conform to the current year presentation.

New Accounting Pronouncements-- In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity's risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are not classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company elected to adopt the provisions of SFAS No. 145 early, which resulted in the reclassification of $2,872,000 in 2001 related to early extinguishment of debt previously recorded as an extraordinary item to a component of operating income (loss) in the accompanying consolidated statements of income.

                         MERISEL, INC. AND SUBSIDIARIES

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when incurred as opposed to an entity's commitment to an exit plan as previously allowed. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company's adoption of FSAS No. 146 on January 1, 2003 had no impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to change to the fair value based method of accounting for stock-based compensation at this time and has complied with the disclosure requirements of SFAS No. 148.

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


EITF Issue No. 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" was issued January 2003 regarding the circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income statement. The Company adopted, effective January 1, 2003, the provisions of EITF 02-16 which resulted in certain amounts, including trade discounts and promotional marketing allowances, being reclassified from interest income and selling, general and administrative expenses, respectively, to cost of goods sold for all periods presented. The impact to the 2001 consolidated financial statements is to decrease cost of goods sold by $9,000 and to decrease interest income by $9,000. The impact to the fiscal year 2002 consolidated financial statements is to decrease cost of goods sold by $1,082,000, to increase general and administrative expenses by $43,000 and to decrease interest income by $1,039,000.

3. Sale of Accounts Receivable

Under securitization facilities, the Company and its subsidiaries have sold trade receivables to financial institutions. All of the facilities expired or terminated in 2000 and 2001 and no amounts were outstanding as of December 31, 2003. Under the securitization facilities, the receivables were sold at face value with payment of a portion of the purchase price being deferred. Fees incurred in connection with the sale of accounts receivable under these agreements for the year ended December 31, 2001 were $206,000, and are recorded as a component of other expense in the accompanying consolidated statements of income.

                         MERISEL, INC. AND SUBSIDIARIES

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                           Estimated
                                                          Useful Life
                                                          (in Years)         December 31,
                                                                      ----------------------------
                                                                         2002            2003
                                                                      ------------   -------------
     Land...............................................              $     883      $     883
     Equipment and computer hardware and software.......    3 to 7           95             95
     Furniture and fixtures.............................    3 to 5           27             27
                                                                      ------------   -------------
     Total..............................................                  1,005          1,005
     Less accumulated depreciation and amortization.....                    122            122
                                                                      ------------   -------------
     Property and equipment, net........................                   $883           $883
                                                                      ============   =============

In May 2002 the Company completed the sale of an office building in Cary, North Carolina. The $3,000,000 purchase price was paid $25,000 in cash and the remainder in a promissory note due May 20, 2004 or earlier in certain circumstances (the "Note"). The Note bears interest at the prime rate plus 2.25% payable monthly and is secured by the property. The prime rate was 4.00% at September 30, 2003. The Company recorded the Note at a discounted amount of $2,714,000 which approximated the carrying value of the property and is included in other assets in the accompanying consolidated balance sheets. The Company recognized no gain or loss on the sale of the property, net of actual disposal costs. In connection with the sale, the Company agreed to lend the purchaser up to an additional $1,000,000, at terms similar to the Note described above, to fund improvements to the property after the purchaser has funded $1,000,000 in initial improvements. As of December 31, 2003 no additional amounts have been loaned. During 2003, the purchaser informed the Company that the purchaser's plans for developing the property securing the Note may not be economically feasible, resulting in an impairment of the Note. See "Note 8 - Impairment Losses" for discussion on current status on repayment of the Note.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31 (in thousands):

                                                                    2002            2003
                                                                 -----------     -----------
Accounts payable:
      Trade payables                                               $ 15,037        $ 11,379
      Wind-down payables related to discontinued vendors              3,120           2,504
                                                                 -----------     -----------
        Total accounts payable                                     $ 18,157        $ 13,883
                                                                 ===========     ===========

Accrued liabilities:
      Restructuring accruals (see Note 7)                            $2,882          $1,929
      Compensation and other benefit accruals                         1,819             962
      State and local sales taxes and other taxes                     1,724           1,454
      Other                                                           5,983           3,570
                                                                 -----------     -----------
        Total accrued liabilities                                  $ 12,408         $ 7,915
                                                                 ===========     ===========


                         MERISEL, INC. AND SUBSIDIARIES

6. Income Taxes

The components of income (loss) from operations before income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                       2001          2002           2003
     Domestic...............................       $    (16,731) $      4,382  $      1,741
     Foreign................................                 59
                                                   ------------- ------------- -------------
     Total..................................       $    (16,672) $      4,382  $      1,741
                                                   ============= ============= =============

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                        For the Years Ended December 31,
                                                         2001          2002         2003
     Current:
          Federal................................                  $    (1,273) $      (821)
          State..................................            148           518           77
          Foreign................................            297
                                                   ------------- ------------- -------------
          Total provision........................            445          (755)        (744)
                                                   ============= ============= =============



Deferred income tax assets and liabilities were comprised of the following (in thousands):

                                                                        December 31,
                                                                     2002          2003
          Net operating loss..........................           $    97,797   $   101,367
          Expense accruals............................                 8,343         3,299
                                                                 ------------- ------------
                                                                     106,140       104,666
          Valuation allowances........................              (106,140)     (104,666)
                                                                 ------------- ------------
               Total..................................           $        -    $        -
                                                                 ============= ============

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

                                                                              For the Years Ended
                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                      2001             2002            2003
     Statutory rate..............................................     (35.0)%          35.0%            35.0%
     Change in valuation allowance...............................      25.2           (47.5)           (79.1)
     State income taxes, less effect of federal deduction........       0.5            (4.4)             4.4
     Goodwill amortization.......................................
     Foreign rate differential...................................       1.5
     Capital asset basis differential............................      (7.7)           (4.7)            (6.0)
     Expiration and limitation of NOL's..........................      12.8
     Other.......................................................       5.0             4.4              3.0
                                                                   ------------    -------------    -----------
     Effective tax rate..........................................       2.3%          (17.2)%          (42.7)%
                                                                   ============    =============    ===========

In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company's ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company's equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company adjusted its deferred tax asset to reflect the

                         MERISEL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

estimated limitation. At December 31, 2003, the Company had available U.S. Federal net operating loss carryforwards of $266,165,000, which expire at various dates beginning December 31, 2012. As of December 31, 2003, $72,810,000 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $193,355,000 is not restricted. The restricted net operating loss is subject to an annual limitation of $7,476,000. The Company has certain state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire. The Company has recorded a full valuation allowance against the net deferred income tax assets at December 31, 2002 and 2003 based upon the Company's estimate of the future realization of deferred income tax assets.

7. Restructuring Charges

On December 14, 2000, the Company announced its plan to wind down virtually all of its U.S. distribution business (excluding software licensing). Pursuant to this plan, the Company recorded a restructuring charge of $6,672,000, of which $600,000 related to Optisel and has been reported as discontinued operations. Approximately $921,000 of the charge consists of severance costs and $5,151,000 related to lease termination and facility closures for all but two of the Company's United States locations.

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

During 2001 the Company adjusted the restructuring charges previously taken in relation to the wind-down of its U.S. distribution business (excluding software licensing) reducing the charge by $102,000. The adjustment is primarily due to $569,000 of favorable settlements reached with lessors of disposed facilities, net of $467,000 of additional charges related to severance costs associated with six employees.

During 2002 the Company recorded additional restructuring charges in relation to the wind-down of its U.S. distribution business (excluding software licensing) of $465,000. The adjustment is primarily due to $200,000 of additional charges related to facility lease costs and $265,000 of additional charges related to severance costs associated with four employees.

During 2003 the Company recorded additional restructuring charges in relation to the wind-down of its U.S. distribution business (excluding software licensing) of $650,000. The adjustment is due to $208,000 of additional charges related to severance costs associated with approximately ten employees and $442,000, primarily related to facility lease costs.

                         MERISEL, INC. AND SUBSIDIARIES

As of December 31, 2003, $1,929,000 of total restructuring costs had not been paid and was included in accrued liabilities in the accompanying consolidated balance sheets. Future payments of these liabilities are expected to be approximately $1,364,000 and $565,000 in 2004 and 2005, respectively. The following tables display the activity and balances of the restructuring reserve account from December 31, 2000 to December 31, 2003 (in thousands):

                                  December 31,
                                      2002             Net                           December 31, 2003
                                    Balance       Charges (Benefit)      Payments           Balance
                                ----------------- ------------------- ---------------- -------------------
Type of cost:
Severance and related costs           $   283           $ 208             $(491)                $ 0
Facility, lease and other               2,599             442            (1,112)              1,929
                                ----------------- ------------------- ---------------- -------------------
Total                               $   2,882           $ 650           $(1,603)             $1,929
                                ================= =================== ================ ===================

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
                                ================= =================== ================ ===================


8. Impairment Losses

On July 28, 2001, the Company completed the sale of Merisel Canada to Synnex. The purchase price was CDN$30,000,000, of which CDN$1,000,000 was deposited in an escrow account pending resolution of indemnification claims made during the 12 months after closing. The amount was received in July 2002. As a result of the pending sale of Merisel Canada, the Company reviewed the recoverability of its long-lived assets, including identifiable intangible assets, to determine if there had been any impairment. Based on this review, the Company recorded an impairment charge of $29,416,000 as of June 30, 2001. The impairment charge includes $13,000,000 for the SAP operating system, $8,900,000 for the Company's foreign translation adjustment, $3,600,000 for the unamortized goodwill attributable to Merisel Canada, and $3,916,000 related to various other assets. During the fourth quarter of 2001, the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2,000,000 to the Company, which is recorded as a $1,305,000 adjustment to the impairment charge previously recorded in the second quarter of 2001.

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

In April 2003, the purchaser of the office building located in Cary, North Carolina informed the Company that the purchaser's plans for developing the property securing the Note may not be economically feasible; and therefore the purchaser was likely to default on the Note and stop making any further payments. The Company discontinued recognizing interest income on the loan and considered appropriate actions to maximize the underlying value of this Note, including potentially foreclosing on the property. In the third quarter of 2003, management obtained a real property market valuation of the property securing the

                         MERISEL, INC. AND SUBSIDIARIES

Note and determined that the Note was impaired due to the continuing default of the holder and the underlying value of the collateral securing the Note. The Company recorded an impairment loss of $1,800,000 to reduce the book value of the Note to the estimated fair value of the property. See "Note 4 - Property and Equipment" for details of the sale.

9. Discontinued Operations

On October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. The stock sale agreement pursuant to which the sale was made provided for a purchase price of $110,000,000, subject to adjustments based on changes in working capital reflected on the closing balance sheet of MOCA, plus an additional amount up to $37,500,000 payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the "Additional Payment"). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179,800,000 of which approximately $57,500,000 was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price the Company realized a gain, net of costs associated with the sale, of approximately $25,200,000. In March 2001 the Company received an Additional Payment of $37,500,000 which, after deducting certain obligations relating to the payment, netted $36,250,000, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36,250,000 in 2001.

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

The Company has reclassified its consolidated financial statements to reflect the sale of the MOCA business and the discontinuance of Optisel's operations and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of the MOCA and Optisel businesses. The net operating results and net cash flows of these businesses have been reported as "Discontinued Operations" in the accompanying consolidated statements of income and cash flows. At December 31, 2003, there are no remaining assets or liabilities of the discontinued operations. At December 31, 2002 there were no assets and $418,000 of liabilities recorded as discontinued operations in the accompanying consolidated balance sheets.

Summarized financial information for the discontinued operations for the year ended December 31, is as follows (in thousands):

                                                           2001           2002           2003
                                                      --------------- -------------- --------------

Net Sales                                                 $10,538         $1,105             $0
Cost of Sales                                               5,757            202              0
                                                      --------------- -------------- --------------

Gross Profit                                                4,781            903              0

Selling, General & Administrative Expenses                 11,133         (1,070)          (275)
                                                      --------------- -------------- --------------

Net Income (loss)                                         ($6,352)        $1,973           $275
                                                      =============== ============== ==============

                         MERISEL, INC. AND SUBSIDIARIES

10. Gain on Debt Extinguishment

In the first quarter of 2001, the Company purchased or redeemed the remaining $23,803,000 principal amount of the 12.5% Senior Notes due 2005 outstanding at an aggregate purchase price of $20,931,000, resulting in a gain on extinguishment of debt of $2,872,000. As a result, none of the 12.5% Notes remain outstanding and the Company's obligations under the indenture relating to the 12.5% Notes have been discharged.

11. Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases. As of December 31, 2003, there are no noncancelable operating leases that have initial or remaining noncancelable lease terms in excess of one year. Rent payments for 2001, 2002 and 2003 were $3,221,000, $893,000 and
$868,000 respectively, including amounts charged to the restructuring reserve. Amounts representing rent expense for 2001, 2002 and 2003 were $2,551,000, $223,000, and $217,000, respectively.

In February 2004, the Company was served with a summons and complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al, Debtor, Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA (the "Complaint"). The Complaint alleges that Debtor made preferential transfers of money to Merisel Americas, Inc. ("Americas") in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the Complaint are the obligations of MOCA and not that of the Company. The Company has been advised by counsel to Arrow Electronics, Inc. ("Arrow"), the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint.

The Company is involved in certain legal proceedings arising in the ordinary course of business, and in connection with discontinued vendors related to the Company's wound down business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. The Company made estimates of its potential exposures and has established reserves for potential losses related to such proceedings. There can be no assurance that the Company's reserves will fully cover any possible exposure.

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

12.  Stock

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the "Convertible Preferred") issued by the Company for an aggregate purchase price of $15,000,000. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends amounted to $1,969,000, $3,368,000 and $4,881,000 as of December 31, 2001, 2002 and 2003, respectively.

At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008,

                         MERISEL, INC. AND SUBSIDIARIES
plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of December 31, 2003, no redemptions have been made and the Company has no plans to exercise its redemption rights in the foreseeable future.

13. Employee Stock Options and Benefit Plans

Employee Stock Options - On December 19, 1997, the Company's stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the "Stock Award and Incentive Plan"). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company's other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At December 31, 2003, 707,099 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then-market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of December 31, 2003, 78,425 options remain outstanding under the Stock Award and Incentive plan.

As of December 31, 2003, 2,520 options, including 600 options issued to non-employee Directors, remain outstanding under the Company's other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company's 1992 Stock Option Plan for Non-Employee Directors.

During 1999, the Company issued 51,500 restricted stock units to certain employees under the Stock Award and Incentive Plan. Each restricted stock unit represented the right to receive one share of common stock of the Company at no cost to the employee. The restricted stock units cliff vest after three years with provisions for accelerated vesting in the event certain operating performance targets are met. As of December 31, 2002 all restricted stock units had either been exercised or cancelled, therefore there were no restricted stock units outstanding at December 31, 2002 and 2003. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, totaled $135,000 and was amortized over the related three-year vesting period. During 2000 and 2001 the Company recorded approximately $22,000 and $13,000 of compensation expense related to the restricted stock units outstanding. During 2002, $133,000 of previously recorded compensation expense related to the restricted stock units was reversed due to

                         MERISEL, INC. AND SUBSIDIARIES
the cancellation of the awards. The following summarizes the aggregate activity in all of the Company's plans for the three years ended December 31, 2003:


                                       2001                              2002                            2003
                            ----------------------------      ----------------------------   -----------------------------
                                              Weighted                       Weighted                           Weighted
                                              Average                        Average                            Average
                               Shares       Exer. Price         Shares      Exer. Price         Shares         Exer. Price
                            -----------   --------------      -----------  ---------------   ------------   ---------------
Outstanding at
   Beginning of year           363,183              31.87        204,965           27.17         179,270             26.46
Granted                         25,000               2.00
Exercised                                                         (1,000)
Canceled                      (183,218)             33.16        (24,695)          33.30         (98,325)            33.39
                             ----------                       ------------                   ------------
Outstanding at end
  of year                      204,965              27.17        179,270           26.46          80,945             18.04
                             ----------                       ------------                   ------------
Options exercisable at
year end                       164,497                           151,770                          60,945
                             ----------                       ------------                   ------------
Weighted average fair
   value  at date of grant
   of options  granted
   during the year               $1.47                               N/A                             N/A
                             ----------                       ------------                   ------------

The following table summarizes information about stock options outstanding at December 31, 2003:

                                        Options Outstanding                        Options Exercisable

                            --------------------------------------------   ------------------------------------
                                               Weighted
                                                Average      Weighted                             Weighted
                                 Number        Remaining     Average             Number           Average
         Range of             Outstanding        Life        Exercise         Exercisable         Exercise
      Exercise Prices         at 12/31/03      In Years       Price           at 12/31/03          Price

         $150.00 to $150.00              200       1            $150.00                   200          $150.00
           $58.75 to $58.75              200       2             $58.75                   200           $58.75
           $18.75 to $19.38            1,400       3             $19.29                 1,400           $19.29
           $23.10 to $43.10           14,020       4             $42.07                14,020           $42.07
           $40.60 to $40.60              125       5             $40.60                   125           $40.60
           $17.50 to $22.19           40,000       7             $18.67                37,500           $18.44
             $2.00 to $2.00           25,000       8              $2.00                 7,500            $2.00
                                  -----------                                        ---------
           $2.00 to $150.00           80,945                                           60,945
                                  ===========                                        =========



The fair value of each option granted during 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. There were no stock options granted in 2002 or 2003:

                                                             2001
  Expected life                                               5.0
  Expected volatility                                        95.77%
  Risk-free interest rate                                     3.47%
  Dividend Yield                                              0.00%

                         MERISEL, INC. AND SUBSIDIARIES

Benefit Plan - The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $234,000, $109,000 and $78,000 to the plan during the years ended December 31, 2001, 2002 and 2003, respectively. The contributions to the 401(k) plan were in the form of cash, which prior to the second quarter of 2001 was used to purchase shares of the Company's common stock on the open market.

Stock repurchase program - The Company has a stock repurchase program, where it expects to repurchase up to $1,000,000 of its outstanding common stock. The Company repurchased $328,000, $516,000 and $6,000 under the program in 2001, 2002 and 2003, respectively.

14. Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS 131, the Company had determined it had two operating segments: the United States distribution (which included software licensing) and the Canadian distribution segment. For the years ended December 31, 2002 and 2003, the Company operated a single segment, the United States distribution Business.

In accordance with SFAS 131, the Company has prepared the following table which present information related to each operating segment included in internal management reports (in thousands).

                                                        2001
                                       -----------------------------------------
                                            US         Canada         Total
                                       ------------- ------------ --------------
Net sales to external customers           $40,371      $295,682      $336,053
Depreciation and amortization               2,793         2,255         5,048
Operating income (loss)                    10,476       (27,225)      (16,749)
Non current assets                          3,509                       3,509
Total segment assets                       68,955                      68,955
Capital expenditures                                        114           114

15.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the "treasury stock" method. There were no significant dilutive common stock equivalents for the years ended December 31, 2001, 2002 or 2003.

                         MERISEL, INC. AND SUBSIDIARIES

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands except share data):

                                                                   For the Years Ended
                                                                       December 31,
Weighted average shares outstanding                               2001           2002         2003
-----------------------------------                               ----           ----         ----

Basic and diluted                                                7,989          7,735        7,617
                                                        =============== ============== ============

                                                                 2001            2002        2003
                                                        --------------- -------------- ------------
Income (loss) from operations                                (17,117)          5,137        2,485
Preferred stock dividends                                     (1,292)         (1,399)        (1,514)
                                                        --------------- -------------- ------------
Income (loss) available to common stockholders               (18,409)          3,738            971
Income (loss) from discontinued operations                    (6,352)          1,973            275
Gain on sale of discontinued operations                       36,250
                                                        --------------- -------------- ------------
Net income available to common stockholders                  $11,489          $5,711         $1,246
                                                        =============== ============== ============


16. Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the years ended 2002 and 2003 is presented below (in thousands, except per share amounts):

                                                                                     2002
                                                        ---------------------------------------------------------------
                                                            March 31          June 30     September 30   December 31
                                                        ---------------    -------------  ------------- --------------
     Net sales...................................              $15,773           $17,845       $20,714      $27,306
     Gross profit................................                1,338             1,818         2,875        3,337
     Income (loss) from operations...............                 (638)              437         1,187        4,151
     Discontinued operations:....................
        Income from discontinued operations......                1,066                              49          858
     Net income                                                    428               437         1,236        5,009

     Earnings per share:
     Income (loss) from operations                               (0.13)             0.01          0.11         0.49
     Discontinued operations:....................
        Income from discontinued operations......                 0.14                                         0.12
     Net income .................................                 0.01              0.01          0.11         0.61


                                                                                     2003
                                                        ---------------------------------------------------------------
                                                            March 31          June 30     September 30   December 31
                                                        ---------------    -------------  ------------- --------------
     Net sales...................................              $18,463           $24,665       $25,370      $27,544
     Gross profit................................                1,216             1,152         1,383        1,528
     Income from operations......................                  951               435         1,062           37
     Discontinued operations:....................
        Income from discontinued operations......                                                               275
     Net income                                                    951               435         1,062          312

     Earnings per share:
     Income (loss) from operations                                0.08              0.00          0.09        (0.05)
     Discontinued operations:....................
        Income from discontinued operations......                                                              0.04
     Net income .................................                 0.08              0.00          0.09        (0.01)


                         MERISEL, INC. AND SUBSIDIARIES

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

During 2003 the Company recorded reductions of cost of sales in the amounts of $486,000, $89,000, $182,000 and $344,000 in the first, second, third and fourth quarters, respectively. These amounts related primarily to settlements reached with product vendors. The Company also recorded restructuring charges of $256,000, $214,000 and $228,000 during the first, third and fourth quarters of 2003, respectively, and a reversal of previously recorded charges of $48,000 in the second quarter of 2003. Additionally the Company settled and/or reviewed certain matters related to its U.S. distribution business (excluding software licensing) during 2003, which resulted in reductions of selling, general and administrative expenses in the amounts of $1,070,000, $210,000, $280,000 and $276,000 in the first, second, third and fourth quarters, respectively.

                                  ******



                                   SCHEDULE II

                         MERISEL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 2001, 2002 AND 2003

                                              Balance at     Charged to                         Balance at
                                             December 31,    Costs and                          December 31,
                                                2000         Expenses         Deductions           2001
                                            --------------  --------------- ---------------    --------------
Accounts receivable--Doubtful accounts.....     $21,993,000    ($7,774,000)    $13,665,000        $554,000
Accounts receivable--Marketing.............       3,225,000                      3,076,000         149,000
                                            --------------------------------------------------------------
                                                $25,218,000    ($7,774,000)    $16,741,000        $703,000
                                            ==============================================================

                                              Balance at     Charged to                         Balance at
                                             December 31,     Costs and                         December 31,
                                                2001          Expenses        Deductions            2002
                                            --------------  --------------- ---------------    --------------
Accounts receivable--Doubtful accounts.....        $554,000     $1,003,000        $410,000      $1,147,000
Accounts receivable--Marketing.............         149,000       ($71,000)         40,000          38,000
                                            --------------------------------------------------------------
                                                  $703,000        $932,000        $450,000      $1,185,000
                                            ==============================================================

                                              Balance at     Charged to                     Balance at
                                             December 31,     Costs and                    December 31,
                                                2002          Expenses       Deductions        2003
                                            --------------  --------------- ---------------    --------------
Accounts receivable--Doubtful accounts.....      $1,147,000        326,000         249,000       1,224,000
Accounts receivable--Marketing.............          38,000         24,000                          62,000
                                            --------------------------------------------------------------
                                                 $1,185,000        350,000         249,000       1,286,000
                                            ==============================================================




Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

               None.


Item 9A.  Controls and Procedures

The Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of the period covered by this report, the Company's disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries.

There have been no significant changes in the Company's internal controls or in other factors that occurred during the period covered by this report that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

The following individuals are the executive officers and directors of the Company as of March 15, 2004:


 Name                                        Age     Position
 ----                                        ---     --------
Albert J. Fitzgibbons III (2) (3)             58     Director
Bradley J. Hoecker (1) (2)                    42     Director
Timothy N. Jenson                             45     Chief Executive Officer, Chief Financial Officer,
                                                     President, Assistant
                                                     Secretary and Director
Dr. Arnold Miller (1)(3)                      75     Director
Lawrence J. Schoenberg (1)(2)(3)              71     Director
Traci Barnett                                 44     Vice President, Sales and Marketing
Allyson Vanderford                            35     Vice President, Finance, Treasurer and Assistant Secretary

(1)      Member of Audit Committee
(2)      Member of Nominating Committee
(3)      Member of Compensation Committee

         Albert J. Fitzgibbons III has been a member of the Board of Directors since December 1997 as a Class I director, and his term extends through the Company's 2004 annual meeting of stockholders. Mr. Fitzgibbons is a Partner and a Director of Stonington Partners, Inc. ("Stonington"), and a Partner and a Director of Stonington Partners, Inc., II ("Stonington II"), positions that he has held since 1993. He served as a Director of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm associated with Merrill Lynch & Co. ("ML&C"), from 1988 to May 2001 and a Consultant to MLCP from 1994 to December 2000. He was a Partner of MLCP from 1993 to 1994 and Executive Vice President of MLCP from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of ML&C from 1978 to July 1994.

         Bradley J. Hoecker has been a member of the Board of Directors since December 1997 as a Class II director, and his term extends through the Company's 2005 annual meeting of stockholders. Mr. Hoecker is a Partner and Director of Stonington and a Partner and Director of Stonington II since 1997. Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington since 1993. He was a Consultant to MLCP from 1994 to December 2000 and was an Associate in the Investment Banking Division of MLCP from 1989 to 1993.

         Timothy N. Jenson joined the Company in 1993 as Vice President and Treasurer and was elected Senior Vice President - Finance in 1998. Mr. Jenson became Chief Financial Officer in August 1998 and was elected Executive Vice President in January 2000. Mr. Jenson was appointed Chief Executive Officer and President in April 2001. Also in April 2001, Mr. Jenson was elected to the Board of Directors as a Class III director, with a term extending through the Company's 2006 annual meeting of stockholders. From 1989 to 1993, Mr. Jenson served as Vice President at Citicorp North America, Inc. where he provided financial services, banking products and advisory services to multinational companies, including the Company. Previously, Mr. Jenson served as Vice President of Corporate Banking at Bank of America for five years.

         Dr. Arnold Miller was elected to the Board of Directors in August 1989 as a Class II director, and his term extends through the Company's 2005 annual meeting of stockholders. Since its formation in 1987, he has been President of Technology Strategy Group, a consulting firm organized to assist businesses and government in the fields of corporate strategy development, international technology transfer and joint ventures, as well as business operations support. Prior to forming Technology Strategy Group, Dr. Miller was employed at Xerox Corporation, a computer products and information services company, for 14 years, where his most recent position was Corporate Vice President with responsibility for worldwide electronics operations.

         Lawrence J. Schoenberg was elected to the Board of Directors following the acquisition by the Company of Microamerica, Inc. ("Microamerica") in April 1990. He is a Class I director, with a term of office extending through the Company's 2004 annual meeting of stockholders. Mr. Schoenberg had previously served as a director of Microamerica from 1983 to April 1990. From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS Computers, Inc. ("AGS"), a computer software company. From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS. Mr. Schoenberg retired from AGS in 1992. Mr. Schoenberg is also a director of Government Technology Services, Inc., a reseller and integrator for the federal government, and a director of Cellular Technology Services, Inc., a software company.

         Traci Barnett joined the Company in April 2001 as its Vice President, Sales and Marketing. From 2000 to March 2001, Ms. Barnett was employed by WhatZnew.com, an internet computer products reseller, as its Senior Vice President of Sales. From 1992 to March 2000, Ms. Barnett was employed by Ingram Micro where she held various positions including Director, Sales and Director, Product Management.

         Allyson Vanderford joined the Company in April 1998 as Manager of Financial Planning and Analysis. In December 1999 she was promoted to the position of Director of Financial Planning and Analysis and in April 2001, she was appointed Vice President, Finance and Treasurer. From 1995 to 1998, Ms. Vanderford was employed by the auditing firm of Deloitte & Touche, LLP where she held the positions of staff accountant and senior accountant. From 1992 to 1995, Ms. Vanderford was employed by the Company. During such time Ms. Vanderford held various positions, including Senior Staff Accountant and General Accounting Supervisor.

         There are no family relationships among the Company's directors or executive officers. There are no material proceedings to which any of our directors or executive officer or any of their associates, is a party adverse to the Company or any of its subsidiaries, or has a material interest adverse to the Company or any of its subsidiaries.

         To the Company's knowledge none of the Company's directors or executive officers has been convicted in a criminal proceeding during the last five years (excluding traffic violations or similar misdemeanors), and none of the Company's directors or executive officers was a party to any judicial or administrative proceeding during the last five years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

         The Board of Directors maintains an Audit Committee which is currently comprised of Dr. Miller and Messrs. Hoecker and Schoenberg.

         The Board of Directors designated Lawrence Schoenberg, an independent director, as its audit committee financial expert. Mr. Schoenberg has an MBA in accounting from the Wharton School, was the Chief Financial Officer of AGS, the chairman of the audit committee of several public companies and has sat on several committees of the American Institute of Certified Public Accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all such reports they file. Based on its review of the copies of such reports received by it and on written representations from such persons, the Company believes that, during 2003, all filing requirements applicable to its directors and executive officers were complied with.

Code of Business Conduct

         In 2002, the Board of Directors adopted and approved the Company Code of Business Conduct (the "Code") (filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002). All of the Company's employees are subject to the standards and requirements set forth in the Code and are required to sign a certificate of compliance. The Code can be found on the Company's website www.merisel.com under Investor Relations.

Item 11.  Executive Compensation.

         Summary Compensation Table

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer, and the Company's two other executive officers (the "named executive officers").

                                                                             Long Term
                                                                           Compensation      All Other
Name and                                       Annual Compensation            Awards        Compensation
Principal Position               Year          Salary($) Bonus($)         SARs/Options(#)      ($)(1)
------------------               ----          ------------------         ---------------      ------

Timothy N. Jenson              2003            400,000    421,094(2)             -0-            6,000
  Chief Executive Officer,     2002            400,000    661,590(2)             -0-            5,500
  President, Chief Financial   2001            373,077    300,000                -0-           70,100
  Officer and Assistant
  Secretary

Traci Barnett                  2003            179,769     50,000                -0-            6,000
  Vice President,              2002            170,961     61,500                -0-            5,500
  Sales and Marketing          2001(3)         101,538        -0-              25,000           2,369

Allyson Vanderford             2003            139,321     50,000                -0-            5,679
  Vice President,              2002            124,038     50,000                -0-            5,221
  Finance and Treasurer        2001            114,230     25,000                -0-            4,176


(1) Includes amounts contributed by the Company to the Company's 401(k) plan as follows: Mr. Jenson - $6,000 in 2003, $5,500 in 2002, and $5,100 in 2001;
     Ms. Barnett - $6,000 in 2003, $5,500 in 2002 and $2,369 in 2001; and Ms.
     Vanderford - $5,679 in 2003, $5,221 in 2002, and $4,176 in 2001. For Mr.
     Jenson, the amount for 2001 also includes the forgiveness of a loan used to purchase shares of the Company's common stock.

(2) Consists of bonus compensation payable pursuant to a retention agreement entered into as of April 1, 2001 between Mr. Jenson and the Company. See "Employment and Change of Control Arrangements" below. Portions of such bonus payments have been deferred by Mr. Jenson pursuant to the Deferred Compensation Agreement between Mr. Jenson and the Company dated December 18, 2001.

(3)  Ms. Barnett's employment by the Company commenced April 30, 2001.

Options in 2003

         The following table summarizes stock option exercises during 2003 to or by the named executive officers and the value of the options held by such persons as of December 31, 2003. The amounts listed in such tables reflect a one-for-ten reverse stock split that was effective on April 14, 2001.

                       Aggregated Option Exercises in 2003
                      and Value of Options at 2003 Year End

                                                  Number of Securities                 Value of Unexercised
                              Shares             Underlying Unexercised               In-the-Money Options at
                            Acquired on      Options at Fiscal Year End (#)           Fiscal Year End ($)(1)
                                                                                      ----------------------
           Name            Exercise (#)     Exercisable        Unexercisable       Exercisable     Unexercisable
           ----            ------------     -----------        -------------       -----------     -------------
Timothy N. Jenson........       -0-             22,500               2,500              ---              ---
Traci Barnett............       -0-              7,500              17,500           29,325           68,425
Allyson Vanderford.......       -0-                ---                 ---              ---              ---
----------
(1) The fair market value of the Common Stock as of December 31, 2003 was $5.91.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee of the Board of Directors, who are appointed by the Board of Directors, are Messrs. Fitzgibbons and Schoenberg and Dr. Miller.

Director Compensation

         Each nonemployee director is entitled to receive an annual retainer fee of $24,000, $1,000 for each Board of Directors meeting attended ($500 for meetings held telephonically), $1,000 quarterly for acting as the chairman of a committee of the Board of Directors, and $500 for each committee meeting attended plus reimbursement for travel expenses incurred in attending Board of Directors and committee meetings. In prior years, Messrs. Fitzgibbons and Hoecker have waived their rights to receive any compensation for services as directors other than reimbursement of travel expenses however, beginning January 1, 2004, Messrs. Fitzgibbons and Hoecker have requested to receive such compensation.

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

Employment and Change of Control Arrangements

        The Company has entered into a retention agreement with Mr. Jenson, effective as of April 1, 2001. Pursuant to this retention agreement, Mr. Jenson serves as the Chief Executive Officer and President of the Company with an annual base salary of $400,000. In addition, the retention agreement provides that Mr. Jenson will be entitled to certain bonus payments based upon the achievement of specified objectives that relate to the generation of cash. The Company has no obligation to retain or continue Mr. Jenson as an employee and his employment status as an "at-will" employee of the Company is not affected by the retention agreement. If Mr. Jenson's employment with the Company is terminated for any reason other than as a result of (i) termination for Cause (as defined in the agreement), (ii) death or permanent disability, or (iii) Mr. Jenson's resignation without Good Reason (as defined in the agreement), the Company will pay Mr. Jenson a lump sum payment equal to his annual base salary and an amount equal to any unpaid bonuses and the Company will reimburse Mr. Jenson for the cost of his COBRA payments for one year following the termination of his employment. Mr. Jenson has received bonus payments of $661,590 in 2002 and $421,094 in 2003 under the retention agreement.

        In August 2000, the Company entered into a bonus agreement that provided for the payment of the following bonuses to Mr. Jenson, provided that Mr. Jenson was an employee of the Company at the time such amounts were payable or in the event Mr. Jenson's employment terminated except under the circumstances described in the preceding paragraph: $100,000 upon completion of the sale or accounts receivable refinancing of the Company's Merisel Open Computing Alliance business; $100,000 upon completion of the sale, restructuring and/or winding down in all material respects of the Company's U.S. distribution business; and $50,000 upon achievement of quarterly profitability for the Company's Canadian distribution business or upon completion of the sale and/or winding down in all material respects of that business. Mr. Jenson has received aggregate payments of $200,000 under the bonus agreement, which has been superseded by the retention agreement described above before payment of a bonus related to the Company's Canadian distribution business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth as of March 15, 2004 certain information regarding beneficial ownership of the Company's Common Stock by each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock as of such date, each director and named executive officer of the Company and all directors and executive officers as a group. Unless otherwise indicated, the stockholders have sole voting and investment power with respect to shares beneficially owned by them, subject to community property laws, where applicable. The address for those individuals for which ad address is not otherwise indicated is: c/o Merisel, Inc., 200 Continental Boulevard, El Segundo, California 90245.

Name and Address                                 Amount and Nature of               Percent of
                                                 Beneficial Ownership              Shares Owned
Traci Barnett...............................               8,000  (1)                      *
Albert J. Fitzgibbons III...................                 -0-  (2)                      *
Bradley J. Hoecker..........................                 -0-  (2)                      *
Timothy N. Jenson...........................             133,883  (3)(4)                 1.75%
Dr. Arnold Miller...........................                 500  (5)                      *
Phoenix Acquisition Company II, L.L.C.......           6,170,409  (6)(7)                  .22%
 767 5th Avenue, 48th Floor
 New York, New York 10153
Lawrence J. Schoenberg......................              36,358  (5)                      *
Allyson Vanderford..........................               2,852  (3)                      *
All Directors and Executive Officers........             181,593  (3)(8)                 2.38%
  as a Group (7 Persons)

*Less than 1%
(1) Includes 7,500 shares issuable with respect to stock options exercisable within 60 days after March 15, 2004.
(2) Each of Messrs. Fitzgibbons and Hoecker is a director or partner of certain affiliates of Phoenix Acquisition Company II,
      L.L.C. ("Phoenix") and, therefore, may be deemed to beneficially own the 6,170,409 shares of Common Stock beneficially owned by Phoenix. Each of Messrs. Fitzgibbons and Hoecker disclaims such beneficial ownership. The address of each of Messrs. Fitzgibbons and Hoecker is the same as that given for Phoenix.
(3) Includes shares held in the Company's 401(k) plan for the accounts of the following individuals: Mr. Jenson-7,623; Ms. Vanderford-2,352. The administrative committee of the Company's 401(k) plan directs the voting of shares held in the plan.
(4) Includes 25,000 shares issuable with respect to stock options exercisable within 60 days after March 15, 2004 and 101,260 shares for which Mr. Jenson shares voting and investment power with his spouse.
(5) Includes 300 shares issuable with respect to stock options exercisable within 60 days after March 15, 2004.
(6) Includes 1,170,409 shares of Common Stock into which the Convertible Preferred Stock beneficially owned by Phoenix is convertible within 60 days after March 15, 2004.
(7) All information regarding share ownership (except for (6) above) is taken from and furnished in reliance upon the Schedule 13D filed by Phoenix pursuant to Section 13(d) of the Securities Exchange Act of 1934. Stonington Capital Appreciation 1994 Fund, L.P. (the "Fund") is the sole member of Phoenix. Stonington Partners, L.P. ("Stonington LP") is the general partner of the Fund, and Stonington Partners, Inc. II ("Stonington II") is the general partner of Stonington LP. The Fund is managed by Stonington. The following individuals are the directors and/or officers of Stonington and Stonington II and have shared voting and dispositive powers with respect to the Common Stock held by Phoenix: Alexis P. Michas; James
      J. Burke, Jr.; Robert F. End; Albert J. Fitzgibbons III; and Bradley J. Hoecker. Stonington LP, Stonington II, Stonington and each of the directors and officers of Stonington II and Stonington disclaim beneficial ownership of these shares.
(8) Includes 33,100 shares issuable with respect to stock options exercisable within 60 days after March 15, 2004.

Equity Compensation Plan Information

         The following table provides information regarding (i) the aggregate number of securities (consisting of Merisel Common Stock) to be issued under all of Merisel's stock option plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise price as of December 31, 2003 and (ii) the number of securities remaining available for issuance under such plans. All of the Company's equity compensation plans have been approved by the Company's stockholders.



                                                                                               Number of securities
                                  Number of securities                                        remaining available for
                               to be issued upon exercise         Weighted-average              future issuance under
                                                                  exercise price of             equity compensation
                                of outstanding options,      outstanding options, warrants   plans (excluding securities
Plan Category                     warrants and rights                and rights               reflected in column (a))
-------------                     -------------------                ----------              ------------------------
                                          (a)                             (b)                              (c)
Equity compensation plans
   approved by stockholders            80,945 (1)                       $18.04                         707,099 (2)

(1)      Consists of the 1991 Employee Stock Option Plan,  1992 Stock Option Plan for  Non-Employee  Directors and 1997 Stock Award
         and Incentive Plan (the "1997 Plan").
(2)      All such shares are available for issuance under the 1997 Plan.

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

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

           The following table presents fees for professional audit services rendered by the Company's principal accounting firm, Deloitte & Touche LLP ("D&T") for the audit of the Company's annual financial statements and review of the quarterly financial statements for 2002 and 2003, and fees billed for other services rendered by D&T in accordance with new SEC definitions and rules.


                                                2002                     2003
                                                ----                     ----
Audit fees                                  $142,350                 $106,525

Audit-related fees (1)                      $163,054                 $108,628

Tax fees (2)                                 $42,136                  $61,294

All other fees                                   -0-                      -0-

Total                                       $347,540                 $276,447

         (1) Audit-related fees were primarily for acquisition related due diligence and accounting consultation in 2002 and 2003.

         (2)      Tax fees were primarily for tax compliance and consulting.


        In accordance with existing Audit Committee policy and the more recent requirements of the Sarbanes-Oxley Act, all services to be provided by D&T are subject to pre-approval by the Audit Committee. This includes audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget. In other cases, Dr. Miller, as the Designated Member, has the delegated authority from the Audit Committee to pre-approve additional services, and such pre-approvals are then communicated to the full Audit Committee. All of the fees listed above have been approved by the Audit Committee.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) List of documents filed as part of this Report:

         (1)  Financial Statements included in Item 8:

              Independent Auditors' Report.

              Consolidated Balance Sheets at December 31, 2002 and 2003.

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003.

              Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2003.

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.

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

         (b) The Following Report on Form 8-K was furnished during the quarter ended December 31, 2003:

         Report on Form 8-K filed on October 30, 2003 announcing third quarter results.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004             MERISEL, INC.



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

             Signature                                          Title                                   Date



/s/Allyson Vanderford                                  Vice President-Finance                      March 29, 2004
------------------------------------               (Principal Accounting Officer)
Allyson Vanderford

/s/Albert J. Fitzgibbons III                                  Director                             March 29, 2004
------------------------------------
Albert J. Fitzgibbons III


/s/Bradley J. Hoecker                                         Director                             March 29, 2004
------------------------------------
Bradley J. Hoecker


/s/Timothy N. Jenson                                          Director                             March 29, 2004
------------------------------------
Timothy N. Jenson


/s/Dr. Arnold Miller                                          Director                             March 29, 2004
------------------------------------
Dr. Arnold Miller


/s/Lawrence J. Schoenberg                                     Director                             March 29, 2004
------------------------------------
Lawrence J. Schoenberg




Index of Exhibits
     Merisel, Inc.


     Exhibit      Description                                          Method of Filing

     3.1          Restated Certificate of Incorporation of             Filed as an exhibit to the Form S-1
                  Merisel, Inc.                                        Registration Statement of Softsel
                                                                       Computer Products, Inc., No. 33-23700.**

     3.2          Amendment to Certificate of Incorporation            Filed as exhibit 3.2 to the Company's
                  of Merisel, Inc. dated August 22, 1990.              Quarterly Report on Form 10-Q for the
                                                                       quarter ended September 30, 1990.**

     3.3          Amendment to Certificate of Incorporation            Filed as Annex I to the Company's
                  of Merisel, Inc. dated December 19, 1997             Schedule 14A dated October 6, 1997.**

     3.4          Certificate of Amendment to the Restated             Filed as Exhibit 3.4 to the Company's
                  Certificate of Incorporation of Merisel,             Annual Report on Form 10-K for the year
                  Inc. dated February 13, 2001.                        ended December 31, 2000.

     3.5          Bylaws, as amended, of Merisel, Inc.                 Filed as exhibit 3.1 to the Company's
                                                                       Quarterly Report on Form 10-Q for the
                                                                       quarter ended June 30, 1991.**

     4.1          Certificate of Designation of Convertible            Filed as exhibit 99.2 to the Company's
                  Preferred Stock of Merisel, Inc.                     Current Report on Form 8-K dated June 9,
                                                                       2000.**

     *10.1        1991 Employee Stock Option Plan of Merisel,          Filed as exhibit 10.1 to the Company's
                  Inc. together with Form of Incentive Stock           Quarterly Report on Form 10-Q for the
                  Option Agreement and Form of Nonqualified            quarter ended June 30, 1991.**
                  Stock Option Agreement under the 1991
                  Employee Stock Option Plan.

     *10.2        Amendment to the 1991 Employee Stock Option          Filed as exhibit 10.67 to the Company's
                  Plan of Merisel, Inc. dated January 16,              Annual Report on Form 10-K for the year
                  1997.                                                ended December 31, 1996.**

     *10.3        Merisel, Inc. 1992 Stock Option Plan for             Filed as exhibit 10.1 to the Company's
                  Non-employee Directors.                              Quarterly Report on Form 10-Q for the
                                                                       quarter ended June 30, 1992.**

     *10.4        Merisel, Inc. 1997 Stock Award and                   Filed as Annex II to the Company's
                  Incentive Plan.                                      Schedule 14A dated October 6, 1997.**

     *10.5        Form of Nonqualified Stock Option Agreement          Filed as exhibit 10.7 to the Company's
                  under the Merisel, Inc. 1997 Stock Award             Annual Report on Form 10-K for the year
                  and Incentive Plan.                                  ended December 31, 1997.**

     *10.6        Deferred Compensation Agreement between              Filed as exhibit 10.1 to the Company's
                  Merisel, Inc. and Timothy N. Jenson dated            Quarterly Report on Form 10-Q for the
                  September 18, 2001.                                  period ended September 31, 2001. **



     Exhibit      Description                                          Method of Filing

     *10.7        Amendment to Deferred Compensation                   Filed as exhibit 10.9 to the Company's
                  Agreement between Merisel, Inc. and Timothy          Annual Report on Form 10-K for the year
                  N. Jenson dated December 18, 2001.                   ended December 31, 2000.
     *10.8        Retention Agreement dated as of April 1,             Filed as exhibit 10.24 to the Company's
                  2001 between Merisel, Inc., Merisel                  Annual Report on Form 10-K for the
                  Americas, Inc. and Timothy N. Jenson.                period ended December 31, 2000.

     *10.9        Promissory Note dated March 17, 1999                 Filed as exhibit 10.5 to the Company's
                  between Timothy N. Jenson and Merisel, Inc.          Quarterly Report on Form 10-Q for the
                                                                       period ended March 30, 1999.**

     *10.10       Bonus Agreement dated as of August 10, 2000          Filed as exhibit 10.3 to the Company's
                  between Merisel Americas, Inc. and Timothy           Quarterly Report on Form 10-Q for the
                  N. Jenson.                                           quarter ended September 30, 2000.**

     *10.11       Change of Control Agreement dated as of              Filed as exhibit 10.32 to the Company's
                  April 27, 2000 between Merisel, Inc.,                Annual Report on Form 10-K for the year
                  Merisel Americas, Inc. and Allyson                   ended December 31, 2001. **
                  Vanderford.
     *10.12       Severance Agreement dated as of December             Filed as exhibit 10.33 to the Company's
                  21, 2000 between Merisel Americas, Inc. and          Annual Report on Form 10-K for the year
                  Allyson Vanderford.                                  ended December 31, 2001. **

     10.13        Registration Rights Agreement, dated                 Filed as exhibit 99.4 to the Company's
                  September 19, 1997, by and among Merisel,            Current Report on Form 8-K, dated
                  Inc., Merisel Americas, Inc. and Phoenix             September 19, 1997.**
                  Acquisition Company II, L.L.C.

     10.14        Stock Subscription Agreement by and between          Filed as exhibit 99.1 to the Company's
                  Merisel, Inc. and Phoenix Acquisition                Current Report on Form 8-K, dated June
                  Company II., L.L.C. dated as of June 2,              9, 2000.**
                  2000.

     10.15        Share Purchase Agreement, dated as of July           Filed as exhibit 2.1 to the Company's
                  2, 2001, by and between Merisel Americas,            Current Report on Form 8-K, dated July
                  Inc., a Delaware corporation, and SYNNEX             2, 2001.**
                  Information Technologies, Inc., a
                  California corporation.

     10.16        Real Property Purchase and Sale Agreement            Filed as exhibit 10.1 to the Company's
                  dated as of December 10, 2001 by and                 Quarterly Report on Form 10-Q, for the
                  between HD Acquisitions, LLC and Merisel             quarter ended June 30, 2002.**
                  Properties, Inc.

     10.17        Tenth Amendment to Real Property Purchase            Filed as exhibit 10.2 to the Company's
                  and Sale Agreement dated as of May 10, 2002          Quarterly Report on Form 10-Q, for the
                  between DCF I, LLC, the successor in                 quarter ended June 30, 2002.**
                  interest to HD Acquisitions, LLC, and
                  Merisel Properties, Inc.





     Exhibit      Description                                          Method of Filing

     10.18        Consent to Assignment of Land Purchase               Filed as exhibit 10.3 to the Company's
                  Agreement dated May 10, 2002 between                 Quarterly Report on Form 10-Q, for the
                  Merisel Properties, Inc., HD Acquisitions,           quarter ended June 30, 2002. **
                  LLC and DCF I, LLC.

     10.19        Purchase Money Note dated May 20, 2002               Filed as exhibit 10.4 to the Company's
                  issued by DCF I, LLC to Merisel Properties,          Quarterly Report on Form 10-Q, for the
                  Inc.                                                 quarter ended June 30, 2002. **

     10.20        Purchase Money Deed of Trust dated May 20,           Filed as Exhibit 10.5 to the Company's
                  2002 between DCF I, LLC, as Grantor, Karen           Quarterly Report on Form 10-Q, for the
                  Tallman, as Trustee, and Merisel                     quarter ended June 30, 2002. **
                  Properties, Inc., as Beneficiary.

     10.21        Construction Promissory Note dated May 20,           Filed as exhibit 10.6 to the Company's
                  2002 issued by DCFI, LLC to Merisel                  Quarterly Report on Form 10-Q, for the
                  Properties, Inc.                                     quarter ended June 30, 2002. **

     10.22        Deed of Trust and Security Agreement dated           Filed as exhibit 10.7 to the Company's
                  May 20, 2002 between DCF I, LLC, as                  Quarterly Report on Form 10-Q, for the
                  Grantor, Karen Tallman, as Trustee, and              quarter ended June 30, 2002. **
                  Merisel Properties, Inc., as Beneficiary.

     10.23        Construction Loan Agreement dated May 20,            Filed as exhibit 10.8 to the Company's
                  2002 between DCF I, LLC, Anthony Dilweg and          Quarterly Report on Form 10-Q, for the
                  Merisel Properties, Inc.                             quarter ended June 30, 2002. **

     10.24        Amended and Restated Registration Rights             Filed as exhibit 10.1 to the Company's
                  Agreement dated June 9, 2000 (executed               Quarterly Report on Form 10-Q, for the
                  November 7, 2002) between Merisel, Inc. and          quarter ended September 30, 2002.**
                  Phoenix Acquisition.

     14.1         Code of Business Conduct                             Filed as exhibit 99.2 to the Company's
                                                                       Annual Report on Form 10-K, for the
                                                                       fiscal year ended December 31, 2002.

     21           Subsidiaries of the Registrant.                      Filed herewith

     23           Consent of Deloitte & Touche LLP,                    Filed herewith
                  Independent Accountants.

     31.1         Certification of the Chief Executive                 Filed herewith
                  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002.

     31.2         Certification of the Chief Financial                 Filed herewith
                  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002.





     Exhibit      Description                                          Method of Filing

     The following exhibit accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

     32           Certification of Chief Executive Officer             Filed herewith
                  and Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350.

       ------------------------
     * Management contract or executive compensation plan or arrangement. **
     Incorporated by reference.
