Form 10-Q
period 2004-03-31
MERISEL INC /DE/
filed 2004-05-14
CIK 724941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                    Number of Shares Outstanding
               Class                                as of May 13, 2004
Common Stock, $.01 par value                        7,616,373 Shares

                                  MERISEL, INC.

                                      INDEX


                                                                 Page Reference
PART I   FINANCIAL INFORMATION (Unaudited)

                  Consolidated Balance Sheets as of                     1-2
                  March 31, 2004 and December 31, 2003

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2004 and 2003              3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2004 and 2003              4

                  Notes to Consolidated Financial Statements           5-10

                  Management's Discussion and Analysis of             11-16
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Market Risk Disclosure    16

                  Disclosure Controls and Procedures                     17

PART II  OTHER INFORMATION                                               18

                  SIGNATURES                                             19

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

                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                          MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                               March 31,               December 31,
                                                                                  2004                     2003
                                                                           -------------------      -------------------
Current assets:
Cash and cash equivalents                                                         $48,984                 $44,948
Accounts receivable (net of allowances of $1,768 and $1,286 for                     9,261                  19,585
2004 and 2003, respectively)
Inventories                                                                            20                      13
Prepaid expenses and other current assets                                             527                      65
                                                                           -------------------      -------------------
  Total current assets                                                             58,792                  64,611

Property and equipment, net                                                           936                     883

Other assets                                                                        1,727                   1,718
                                                                           -------------------      -------------------

Total assets                                                                      $61,455                 $67,212
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





                           MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 March 31,           December 31, 2003
                                                                                    2004
                                                                             -------------------    --------------------

Current liabilities:
Accounts payable                                                                     $8,396                $13,883
Accrued liabilities                                                                   6,559                  7,915
                                                                             -------------------    --------------------
  Total current liabilities                                                          14,955                 21,798

Long term liabilities                                                                   761                    751

Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized
   1,000,000 shares; 150,000 shares issued and outstanding                           20,284                 19,882
Common stock, $.01 par value, authorized 150,000,000
   shares; 8,026,353  issued  and 7,616,373 outstanding AT March 31,
   2004 and December 31, 2003.                                                           76                     76
Additional paid-in capital                                                          277,898                278,300
Accumulated deficit                                                                (251,733)              (252,799)
Accumulated other comprehensive gain                                                     60                     50
Treasury stock                                                                         (846)                  (846)
                                                                             -------------------    --------------------
Total stockholders' equity                                                           45,739                 44,663
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $61,455                $67,212
                                                                             ===================    ====================












               See accompanying notes to consolidated financial statements.



                            MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                2004                       2003
                                                                        -------------------     ----------------------

Net sales                                                                     $14,968                    $18,463

Cost of sales                                                                  13,107                     17,247
                                                                        -------------------     ----------------------

Gross profit                                                                    1,861                      1,216

Selling, general and administrative expenses                                    1,279                        495

Restructuring charge                                                             (356)                       256
                                                                        -------------------     ----------------------

Operating income                                                                  938                        465

Interest income, net                                                              127                        288

Other income, net                                                                   1                          1
                                                                        -------------------     ----------------------

Income from operations before income tax                                        1,066                        754

Income tax benefit                                                                                           196
                                                                        -------------------     ----------------------

Net income                                                                     $1,066                       $950
                                                                        ===================     ======================

Preferred dividends                                                               402                        366
                                                                        -------------------     ----------------------
Net income available to common stockholders                                      $664                       $584
                                                                        ===================     ======================

Net income per share (basic and diluted):
                                                                        -------------------     ----------------------
Net income available to common stockholders                                      $.09                       $.08
                                                                        ===================     ======================

Weighted average number of share
  Basic and diluted                                                             7,616                      7,619




                See accompanying notes to consolidated financial statements.



                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  2004                     2003
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $1,066                    $950

Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for doubtful accounts                                                     409                     102
  Gain on sale of property and equipment                                               (1)
  Noncash deferred compensation                                                        10                     (32)
Changes in operating assets and liabilities:
  Accounts receivable                                                               9,915                   8,412
  Inventories                                                                          (7)                     (1)
  Prepaid expenses, other current assets and other assets                            (461)                     97
  Accounts payable                                                                 (5,487)                 (5,329)
  Accrued and long term liabilities                                                (1,356)                 (2,745)
                                                                            ------------------      -------------------
Net cash provided by operating activities                                           4,088                   1,454
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of securities                                                                                       (62)
 Purchase of property and equipment                                                   (53)
 Proceeds from sale of property and equipment, net disposal cost                        1
                                                                            ------------------      -------------------
Net cash used for investing activities                                                (52)                    (62)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                                                                                    (7)
                                                                            ------------------      -------------------
Net cash used for financing activities                                                                         (7)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           4,036                   1,385

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     44,948                  46,795
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $48,984                 $48,180
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid (received) during the period for:                                       2004                    2003
                                                                            ------------------     --------------------
  Income taxes                                                                        $47                   $(152)
Noncash investing and financing activities:
  Preferred dividends accrued                                                        $402                    $366
  Unrealized (gain) loss on securities                                               $(10)                    $32



                 See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), is a software licensing solution provider. In addition to the operation of the software licensing business, the Company is actively seeking and exploring acquisition and other investment opportunities, primarily outside the computer products distribution industry.

The information for the three months ended March 31, 2004 and 2003 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel's Annual Report on Form 10-K for the year ended December 31, 2003.

2.   Liquidity

At March 31, 2004, the Company had cash and cash equivalents of approximately $49 million. The Company has developed an operating plan for 2004 that focuses upon growing its software licensing business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that with its cash balances after wind-down related expenditures it has sufficient liquidity for the foreseeable future. All anticipated wind-down related expenditures are currently recorded as accrued liabilities and/or accounts payable on the Company's consolidated balance sheet. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company would have less liquidity to meet its working capital needs.

3.       Revenue Recognition

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

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

4.   Risks and Uncertainties

For the three months ended March 31, 2003 and 2004, one vendor's products accounted for 93.9% and 84.1%, respectively, of the Company's software licensing sales. The termination of the Company's distribution agreement with its key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company.

Merisel generally does not have contracts with its customers. Merisel's largest customers include Comp-E-Ware, Expert Networks, Future Com, PC Connection, Softchoice, Software House International and Software Spectrum. For the three months ended March 31, 2003, 10 customers combined accounted for approximately 72.2% of the Company's net sales, with the top three customers individually accounting for approximately 21.9%, 16.8% and 7.4% of net sales. For the three months ended March 31, 2004, 10 customers combined accounted for approximately 69.1% of the Company's net sales, with the top three customers individually accounting for approximately 20.4%, 16.0% and 12.9% of net sales.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

On March 15, 2004, the Company was notified by one customer, with an outstanding accounts receivable balance of approximately $746,000, that it does not have sufficient liquidity to repay the amount it owes the Company and has requested an extended repayment plan. The Company is continuing to negotiate terms of a potential repayment plan; however, no agreement has been reached with the customer. There is no assurance that the customer's restructured business plan will be successful or that the amounts owed will be collected. The Company believes, based on historical write-offs and identified credit risks, it has established an adequate reserve against the March 31, 2004 accounts receivable balance.

5.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and certain amounts related to restructuring and wind-down activities recorded in accounts payable and accrued liabilities.

6.   Restructuring Charges and Wind Down Related Liabilities

During the first quarter ended March 31, 2004, the Company negotiated settlements with certain of its lease commitment vendors. As a result of these settlements, the Company recorded a favorable adjustment of $356,000 to previously recorded estimated restructuring charges.

During the first quarter ended March 31, 2003, the Company made the decision to reduce its workforce by approximately 10 full-time positions. As a result, a restructuring charge of $256,000 related to severance and employee benefits was recorded in the first quarter of 2003.

As of March 31, 2004, $1,242,000 of total restructuring costs had not been paid and was included in accrued liabilities on the accompanying consolidated balance sheet. The following table sets forth the activity and balances of the restructuring reserve from December 31, 2003 to March 31, 2004:

                                                                        (In thousands)
                                         December 31, 2003         Net Charges                        March 31, 2004
                                              Balance             (Reductions)        Payments            Balance
Type of cost:
Facility, lease and other                        $1,929                $(356)              $331           $1,242
                                      ========================= ================== =============== ======================

                                                   Three months ended
                             ---------------------------------------------------------------

Expected timing of payouts     June 30,     September 30,     December 31,     March 31,
                                 2004            2004             2004            2005       Thereafter      Total
                             ------------- ----------------- --------------- --------------- ------------ ------------

Facility, lease and other            $273          $257               $502              $6           $204       $1,242
                             ============= ================= =============== =============== ============ ============


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

7.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                         March 31, 2004      December 31, 2003
                                                                         ---------------     ------------------
Accounts payable:
      Trade payables                                                            $ 7,002               $ 11,379
      Wind-down payables related to discontinued vendors                          1,394                  2,504
                                                                         ---------------     ------------------
      Total accounts payable                                                  $   8,396               $ 13,883
                                                                         ===============     ==================

Accrued liabilities:
      Restructuring accruals                                                    $ 1,242                 $1,929
      Compensation and other benefit accruals                                       633                    962
      State and local sales taxes and other taxes                                 1,444                  1,454
      Legal reserves                                                                846                    846
      Other                                                                       2,394                  2,724
                                                                         ---------------     ------------------
        Total accrued liabilities                                               $ 6,559                $ 7,915
                                                                         ===============     ==================

8.       Note Receivable

The Company has a secured note receivable of $2,975,000 (the "Note") recorded in other assets in the accompanying consolidated balance sheets at March 31, 2004 and 2003. The Note relates to the sale of an office building in 2002 located in Cary, North Carolina, which serves as collateral securing the Note. The purchaser of the property continues to be in default under the terms of the Note. During 2003, the Company recognized an impairment charge of $1,800,000 to reduce the value of the Note to the estimated fair value of the property. At December 31, 2003 and March 31, 2004, the net carrying value of the Note is $914,000. The Company continues to evaluate possible alternatives to maximize the value of the Note, including possible foreclosure, joint venture or concessions with the existing purchaser.

9.       Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                                                           (In thousands)
                                                                                    Three Months Ended March 31,
                                                                                      2004                2003
                                                                                      ----                ----
Net income                                                                            $1,066               $950
Other comprehensive loss - unrealized  gain (loss) on available for sale
securities                                                                                10                (32)
                                                                                 ---------------    -----------------
Comprehensive income                                                                  $1,076               $918
                                                                                 ===============    =================


MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

10.  Earnings Per Share and Stockholders Equity

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding potential common shares including stock options and restricted stock units using the "treasury stock" method and convertible preferred stock using the "if-converted" method. As of March 31, 2004 and 2003, there were no dilutive common stock equivalents. For the quarters ended March 31, 2004 and 2003, there was no stock-based compensation cost to record and the fair value impact of outstanding stock options was not material.

                                                                              (In thousands)
                                                                       Three months ended March 31,
                                                                         2004               2003
                                                                   ------------------ ------------------
Net Income                                                              $1,066               $950
Preferred stock dividends                                                 (402)              (366)
                                                                   ------------------ ------------------
Net income available to common stockholders                               $664               $584
Weighted average number of shares - basic and diluted                    7,616              7,619
Net income per share to common stockholders                              $0.09              $0.08

The Company has announced various Board of Directors authorizations to repurchase shares of the Company's common stock from time-to-time in the open market or otherwise. Under all prior authorizations, the Company has repurchased approximately 410,000 shares for an aggregate cost of $854,000 (including approximately $7,000 in brokerage commissions ), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. As of March 31, 2004, no unexpired share repurchase authorizations are in effect.

11.      Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS No. 131, the Company has determined that during 2003 and 2004 it currently operated only one operating segment.

12.      Other Assets

At March 31, 2004, other assets include approximately $760,000 of investment securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company's chief executive officer. An offsetting obligation is included in long term liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of and for the quarter ended March 31, 2004, there was an unrealized holding gain of approximately $60,000 and $10,000, respectively. Unrealized gains and losses on

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

available for sale securities is recorded as a component of other comprehensive income in the accompanying consolidated balance sheets.

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

In February 2004, the Company was served with a summons and a complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al, Debtor, Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA (the "Complaint"). The Complaint alleges that Debtor made preferential transfers of money to Merisel Americas, Inc. ("Americas") in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the Complaint are the obligations of MOCA and not that of the Company. The Company has been advised by counsel to Arrow Electronics, Inc. ("Arrow"), the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint.

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

Risks and Uncertainties

For the three months ended March 31, 2003 and 2004, one vendor's products accounted for 93.9% and 84.1%, respectively, of the Company's software licensing sales. The termination of the Company's distribution agreement with its key vendor, or a material change in the terms of the distribution agreement, including a decrease in rebates, could have a material adverse effect on the Company.

For the three months ended March 31, 2003, 10 customers combined accounted for approximately 72.2% of the Company's net sales, with the top three customers individually accounting for approximately 21.9%, 16.8% and 7.4% of net sales, compared to 69.1% of the

 Company's net sales, with the top three customers individually accounting for approximately 20.4%, 16.0% and 12.9% of net sales for the three months ended March 31, 2004.

On March 15, 2004, the Company was notified by one customer, with an outstanding accounts receivable balance of approximately $746,000, that it does not have sufficient liquidity to repay the amount it owes the Company and has requested an extended repayment plan. The Company is continuing to negotiate terms of a potential repayment plan; however, no agreement has been reached with the customer. There is no assurance that the customer's restructured business plan will be successful or that the amounts owed will be collected. The Company believes, based on historical write-offs and identified credit risks, it has established an adequate reserve against the March 31, 2004 accounts receivable balance.

RESULTS OF OPERATIONS

The Company reported net income available to common stockholders of $664,000, or $0.09 per share, for the three months ended March 31, 2004, compared to net income available to common stockholders of $584,000, or $0.08 per share, for the 2003 period. The discussion and analysis below includes the wound down portion of the Company's U.S. distribution business.

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


                                        Three Months ended March 31, 2003         Three Months ended March 31, 2004
                                       -----------------------------------     ---------------------------------------
                                        Software    Other         Total          Software       Other        Total
                                        Licensing    Business                    Licensing    Business
                                       ----------- ----------- -----------     ------------ ------------ -------------
Net sales                               $18,463                  $18,463          $14,968                   $14,968

Gross profit                                730        $486        1,216              745     $1,116          1,861

Gross margin                               4.0%                     6.6%             5.0%                     12.4%

Operating income (loss)                    (835)      1,301          465             (661)     1,599            938

Interest, other income and income
  tax (expense) benefit, net                (40)        525          485                         128            128
                                       ----------- ----------- -----------     ------------ ------------ -------------
Net income (loss)                         $(875)     $1,825         $950            $(661)    $1,727         $1,066


Three Months Ended March 31, 2004 as Compared to the Three Months March 31, 2003

Net Sales - The Company's net sales decreased 18.9% from $18,463,000 in the quarter ended March 31, 2003 to $14,968,000 in the quarter ended March 31, 2004. The decrease in net sales resulted from changes by some of our software publishers in their channel strategies, and changes in the Company's sales organization.

Gross Profit - Gross profit increased $645,000 from $1,216,000 in the first quarter of 2003 to $1,861,000 in the first quarter of 2004. Gross profit as a percentage of sales, or gross margin, was 6.6% for the three months ended March 31, 2003 compared to 12.4% for the three months ended March 31, 2004. The 2003 and 2004 periods reflect reductions in cost of sales of approximately $486,000 and $1,116,000, respectively, relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 4.0% and 5.0% for the three months ended March 31, 2003 and 2004, respectively. The increase in gross margins in the software licensing business are related to the timing of the recognition of vendor discounts.

Selling, General and Administrative - Selling, general and administrative expenses increased by 158.4% from $495,000 in the first quarter of 2003 to $1,279,000 in the first quarter of 2004 and as a percentage of sales were 2.7% in the first quarter of 2003 compared to 8.5% in 2004. The 2003 period reflects approximately $1,357,000 of favorable adjustments related to the wind-down of the U.S. distribution business, partially offset by $287,000 of certain transaction costs related to the Company's ongoing acquisition activities. The 2004 period reflects approximately $127,000 of favorable adjustments related to the wind-down of the U.S. distribution business. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 8.5% in the first quarter of 2003 compared to 9.4% in 2004. The increase in selling, general and administrative expenses as a percentage of sales is related to certain fixed costs that could not be practically reduced as fast as sales volumes fell.

Restructuring - During the first quarter 2004, the Company negotiated settlements with certain of its lease commitment vendors resulting in a favorable adjustment of $356,000 to previously recorded estimated restructuring charges.

During the first quarter of 2003, the Company made the decision to reduce its workforce by approximately 10 full-time positions, resulting in a restructuring charge of $256,000 related to severance and employee benefits.

Operating Income - The Company had operating income of $938,000 for the three-month period ended March 31, 2004 compared to $465,000 for the three-month period ended March 31, 2003.

Interest Income - Interest income decreased from $288,000 in the first quarter of 2003 to $127,000 in the first quarter of 2004. The decrease reflects a decrease in the average interest rate earned on excess cash balances and the cessation of recognizing interest income during the quarter ended June 30, 2003 on the note receivable related to the sale of the building in Cary, North Carolina.

Other Income - Other income was $1,000 in each of the three-month periods ended March 31, 2003 and 2004. Other income in both periods reflects a gain recognized on the sale of property, plant and equipment that had been fully depreciated.

Income Taxes - The Company recognized an income tax benefit of $196,000 for the three months ended March 31, 2003 due to various federal and state tax refunds. The Company has not recognized any income tax expense for the quarter ended March 31, 2004 due to the substantial federal and state net operating loss carryforwards which are completely offset by a valuation allowance.

Income from Operations - As a result of the above items, the Company had income from operations of $1,066,000 for the three months ended March 31, 2004 compared to $950,000 for the three months ended March 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $4,088,000 during the three months ended March 31, 2004. The primary source of cash was a decrease in accounts receivable of $9,915,000, which was partially offset by decreases in accounts payable and accrued expenses of $5,487,000 and $1,356,000, respectively.

For the quarter ended March 31, 2004, net cash used for investing activities was $53,000 which was used to purchase property and equipment. For the quarter ended March 31, 2003, net cash used for investing activities was $62,000 to purchase available for sale securities.

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

At March 31, 2004, the Company had cash and cash equivalents of approximately $49 million. The Company has developed an operating plan for 2004 that focuses upon growing its software licensing business, maximizing cash in winding down its U.S. distribution business, and seeking acquisition opportunities. Management believes that, with its cash balances and anticipated cash balances after wind-down related expenditures, which balances are substantial in relation to the Company's working capital needs, as well as expected revenues and cash flow from operations, it has sufficient liquidity for the foreseeable future. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company could have less liquidity to meet its working capital needs.

The Company's lease on its El Segundo, California headquarters will expire on November 1, 2004. The Company expects to either extend its current lease or enter into a new lease agreement at another location on or before this date. Based on the current size of the Company, it is estimated that approximately 15,000 square feet will be required and will be leased at substantially the same cost per square foot as the current lease, including $15-$25 per square foot of leasehold improvements. Based on current growth rates, and excluding acquisitions, the Company expects to have capital expenditures of approximately $300,000 for the software licensing business over the next three years, the majority of which will be incurred during the next nine months.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the "Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $4,882,000 and $5,284,000 were recorded at December 31, 2003 and March 31, 2004, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of March 31, 2004, no redemptions have been made and the Company has no plans to exercise its redemption rights in the foreseeable future.

ASSET MANAGEMENT

The Company offers credit terms to qualifying customers and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At March 31, 2004, the Company's three largest customers represented 51%, or $5,617,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the March 31, 2004 accounts receivable balance.


CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations which are recorded as liabilities in our consolidated financial statements. There were no significant changes, except payments, to the Company's contractual commitments and obligations during the quarter ended March 31, 2004. The Company's contractual obligations, commitment and off balance sheet arrangements are described in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company believes the application of its accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. During the first quarter ended March 31, 2004, the Company increased the provision for bad debts due to an overall deterioration in the Company's aging of accounts receivable and identified customer credit risks.

The Company's critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2003.


Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At March 31, 2004, the Company had cash investments of $47,855,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $1,129,000 maintained in various checking accounts at March 31, 2004. The Company has no outstanding long-term debt and no significant foreign currency risk.

Item 4.  CONTROLS AND PROCEDURES

The Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries.

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

In February 2004, the Company was served with a summons and a complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al, Debtor, Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA (the "Complaint"). The Complaint alleges that Debtor made preferential transfers of money to Merisel Americas, Inc. ("Americas") in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the Complaint are the obligations of MOCA and not that of the Company. The Company has been advised by counsel to Arrow Electronics, Inc. ("Arrow"), the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint.

Item 5. Other Matters

The Company's 2004 annual meeting of stockholders ("2004 Meeting") will be held more than 30 days after the date of the 2003 annual meeting of stockholders. As of the date of the filing of this Report, the Company has not yet established the date for the 2004 Meeting. When such date is set, the Company will inform stockholders of the deadline date for the submission of proposals for inclusion in the proxy statement related to the 2004 Meeting.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 31.1-Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2-Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32-Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C Section 1350.


         (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 2004.

                  Current report on Form 8-K, dated March 15, 2004, announcing the Company's earnings for the period ended December 31, 2004.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004


                                   Merisel, Inc.



                                  By:/s/Timothy N. Jenson
                                     -------------------------------------
                                     Timothy N. Jenson
                                     Chief  Executive  Officer,  President
                                          and  Chief Financial Officer
                                     (Principal Executive and Financial Officer)