Form 10-Q
period 2004-06-30
MERISEL INC /DE/
filed 2004-08-16
CIK 724941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________

                         Commission File Number 0-17156

                                  MERISEL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                          95-4172359
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

200 Continental Boulevard
El Segundo, CA                                    90245-0984
-----------------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          Number of Shares Outstanding
               Class                                 as of August 12, 2004
Common Stock, $.01 par value                         7,623,868 Shares

                                  MERISEL, INC.

                                      INDEX


                                                                 Page Reference
PART I   FINANCIAL INFORMATION (Unaudited)

                  Consolidated Balance Sheets as of                         1-2
                  June 30, 2004 and December 31, 2003

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2004 and 2003           3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2004 and 2003                     4

                  Notes to Consolidated Financial Statements               5-12

                  Management's Discussion and Analysis of                 13-20
                  Financial Condition and Results of Operations

                  Quantitative and Qualitative Disclosures About Market Risk 21

                  Controls and Procedures                                    21

PART II  OTHER INFORMATION                                                   22

                  SIGNATURES                                                 23

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





                          PART 1. FINANCIAL INFORMATION


Item 1.    Financial Statements

                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                                June 30,               December 31,
                                                                                  2004                     2003
                                                                           -------------------      -------------------
Current assets:
Cash and cash equivalents                                                         $44,796                 $44,948
Accounts receivable (net of allowances of $1,313 and $1,286 for                     9,657                  19,585
2004 and 2003, respectively)
Inventories                                                                             2                      13
Prepaid expenses and other current assets                                           3,837                      65
                                                                           -------------------      -------------------
  Total current assets                                                             58,292                  64,611

Property and equipment, net                                                           969                     883

Other assets                                                                        1,726                   1,718
                                                                           -------------------      -------------------

Total assets                                                                      $60,987                 $67,212
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






                         MERISEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,           December 31, 2003
                                                                                    2004
                                                                             -------------------    --------------------

Current liabilities:
Accounts payable                                                                     $8,447                $13,883
Accrued liabilities                                                                   6,430                  7,915
                                                                             -------------------    --------------------
  Total current liabilities                                                          14,877                 21,798

Long term liabilities                                                                   760                    751

Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized
   1,000,000 shares; 150,000 shares issued and outstanding                           20,693                 19,882
Common stock, $.01 par value, authorized 150,000,000
   shares; 8,026,353  issued  and 7,616,373 outstanding at June 30,
   2004 and December 31, 2003.                                                           76                     76
Additional paid-in capital                                                          277,489                278,300
Accumulated deficit                                                                (252,121)              (252,799)
Accumulated other comprehensive income                                                   59                     50
Treasury stock                                                                         (846)                  (846)
                                                                             -------------------    --------------------
Total stockholders' equity                                                           45,350                 44,663
                                                                             -------------------    --------------------

Total liabilities and stockholders' equity                                          $60,987                $67,212
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



                          MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                          Six Months Ended
                                                                  June 30,                                   June 30,
                                                          2004                 2003                 2004                  2003
                                                    ----------------     ----------------     -----------------     ---------------

Net sales                                              $17,625              $24,665               $32,593               $43,128

Cost of sales                                           16,366               23,513                29,473                40,760
                                                    ----------------     ----------------     -----------------     ---------------

Gross profit                                             1,259                1,152                 3,120                 2,368

Selling, general & administrative expenses               1,600                1,087                 2,880                 1,581
Restructuring charge                                        77                  (48)                 (279)                  208

                                                    ----------------     ----------------     -----------------     ---------------

Operating income (loss)                                   (418)                 113                   519                   579

Interest income, net                                       116                  225                   243                   513
Other income, net                                           19                   17                    21                    18
                                                    ----------------     ----------------     -----------------     ---------------

Income (loss) before income taxes                         (283)                 355                   783                 1,110

Income tax provision (benefit)                             105                  (80)                  105                  (276)
                                                    ----------------     ----------------     -----------------     ---------------

Net income (loss)                                        $(388)                $435                  $678                $1,386
                                                    ================     ================     =================     ===============

Preferred stock dividends                                  409                  373                   811                   739
                                                    ----------------     ----------------     -----------------     ---------------
Net income (loss) available to common stockholders       $(797)                 $62                 $(133)                 $647
                                                    ================     ================     =================     ===============

Net income (loss) per share (basic and diluted):
  Net income available to common stockholders           $ (.10)               $ .01              $   (.02)             $    .08
                                                    ================     ================     =================     ===============

Weighted average number of shares
  Basic and diluted                                      7,616                7,616                 7,616                 7,616
                                                    ================     ================     =================     ===============






                              See accompanying notes to consolidated financial statements.




                           MERISEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                  2004                     2003
                                                                            ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $678                  $1,386
Adjustments to reconcile net income  to net cash provided by (used
in) operating activities:
  Provision for doubtful accounts                                                     487                      91
  Gain on sale of property and equipment                                              (21)                    (18)
  Non-cash deferred compensation                                                        9                      68
Changes in operating assets and liabilities:
  Accounts receivable                                                               9,441                   1,643
  Prepaids, inventories and other assets                                             (261)                    161
  Accounts payable                                                                 (5,436)                   (452)
  Accrued and long term liabilities                                                (1,484)                 (5,015)
                                                                            ------------------      -------------------
Net cash provided by (used in) operating activities                                 3,413                  (2,136)
                                                                            ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                                                                  -                     (62)
Purchase of property and equipment                                                    (86)                      -
Escrow payment related to land repurchase rights                                   (3,500)                      -
Proceeds from sale of property and equipment, net of disposal cost                     21                      18
                                                                            ------------------      -------------------
Net cash used in investing activities                                              (3,565)                    (44)
                                                                            ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                              -                      (7)
                                                                            ------------------      -------------------
Net cash used in financing activities                                                   -                      (7)

                                                                            ------------------      -------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (152)                 (2,187)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     44,948                  46,798
                                                                            ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $44,796                 $44,608
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
                                                                                          (in thousands)
Cash paid (received) during the period for:                                       2004                    2003
                                                                            ------------------     --------------------
  Income taxes                                                                       $ 66                  $ (152)
Non-cash investing and financing activities:
  Unrealized gain on securities                                                         9                      68
  Preferred dividends accrued                                                         811                     739

                           See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   General

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), currently operates as a software licensing solution provider. In addition to the operation of the software licensing business, the Company is actively seeking and exploring acquisition and other investment opportunities, primarily outside the computer products distribution industry. Subsequent to June 30, 2004, the Company was informed that its primary software licensing vendor would be terminating its distribution agreement with the Company, effective thirty days from August 3, 2004. On August 13, 2004, Merisel Americas, a wholly owned operating subsidiary of the Company, entered into an agreement to sell certain of its assets that principally comprise the software licensing business. See Note 4 "Risks and Uncertainties" and Note 15 "Subsequent Events".

The information for the three and six months ended June 31, 2004 and 2003 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   Liquidity

At June 30, 2004, the Company had cash and cash equivalents of approximately $45 million. Management believes that with its cash balances after wind-down related expenditures it has sufficient liquidity for the foreseeable future. All anticipated expenditures relating to the on-going wind-down of the U.S. distribution business, excluding software licensing, are currently recorded as accrued liabilities and/or accounts payable on the Company's consolidated balance sheet. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company would have less liquidity to meet its working capital needs.

3.       Revenue Recognition

The Company derives revenues from sales of software licensing, product updates and customer support services and training and consulting services purchased directly from third party vendors. The Company records revenue from software licensing when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

the product has occurred (as prescribed by Statement of Position ("SOP") 97-2, "Software Revenue Recognition"). In arrangements that include software licenses and professional services and/or product updates ("multiple elements"), the Company allocates revenue based on vendor specific objective evidence ("VSOE") of fair value of all elements, defers revenue for the undelivered items and recognizes as revenue the fair value of the delivered items based on VSOE of each element determined by the price for which the element is sold separately.

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

4.   Risks and Uncertainties

On August 3, 2004, the Company received notice that effective in 30 days, McAfee Associates, Inc. (formerly Network Associates, Inc.) would be terminating their distribution agreement with Merisel Americas. For the six months ended June 30, 2004 and 2003, this vendor's products accounted for 87.3% and 94.3%, respectively, of the Company's software licensing sales. The loss of this vendor will have a material adverse effect on the revenues, gross profit and operating results of the Company. On August 13, 2004, Merisel Americas entered into an agreement to sell certain of its assets that principally comprise the software licensing business. After the sale of the software licensing business, the Company will have no on-going revenues, other than interest income. Until such time as the Company completes and grows a potential acquisition, the Company does not anticipate being profitable. See Note 15 "Subsequent Events".

Merisel generally does not have contracts with its customers. Merisel's largest customers include Comp-E-Ware, Expert Networks, Future Com, PC Connection, Softchoice, Software House

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

International and Software Spectrum. For the six months ended June 30, 2004, 10 customers combined accounted for approximately 71.9% of the Company's net sales, and three customers individually accounted for more than 10% of total net sales, accounting for approximately 25.2%, 13.2% and 11.4% of net sales. For the six months ended June 30, 2003, 10 customers combined accounted for approximately 74.3% of the Company's net sales, and two customers individually accounted for more than 10% of total net sales, accounting for approximately 28.7% and 16.8% of net sales.

On March 15, 2004, the Company was notified by one customer, with an outstanding accounts receivable balance of approximately $746,000, that it does not have sufficient liquidity to repay the amount it owes the Company and has requested an extended repayment plan. The Company has negotiated terms of a monthly repayment plan; however, there is no assurance that the customer's restructured business plan will be successful or that the outstanding amount of $562,000, plus accrued interest, owed at June 30, 2004 will be collected. The Company believes, based on historical write-offs and identified credit risks, it has established an adequate reserve against the June 30, 2004 accounts and note receivable balance.

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

6.   Restructuring Charges and Wind Down Related Liabilities

The Company has recorded restructuring charges related to the wind down of the U.S. distribution business. The Company continued to evaluate the estimates of these established restructuring charges and recognizes changes in those estimates as a component of restructuring charges in the accompanying statements of operations in the period of change.

During the first quarter of 2004, the Company negotiated settlements with certain of its equipment lease commitment vendors. As a result of these settlements, the Company recorded a favorable adjustment of $356,000 to previously recorded estimated restructuring charges. During the second quarter of 2004, the Company revised a previous estimate of certain of its real property lease commitments. As a result, the Company recorded an additional restructuring charge of $77,000.

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

As of June 30, 2004, $1,067,000 of total restructuring costs had not been paid and was included in accrued liabilities in the accompanying consolidated balance sheet. The following table sets forth the activity and balances of the restructuring reserve from December 31, 2003 to June 30, 2004:

                                                                        (In thousands)
                                         December 31, 2003          Net Charges                       June 30, 2004
                                             Balance                (Reductions)        Payments          Balance
Type of cost:
Facility, lease and other                        $1,929                $(279)              $583           $1,067
                                      ========================= ================== =============== ======================

                                                   Three months ended
                             ---------------------------------------------------------------

Expected timing of payouts    September 30,     December 31,    March 31,       June 30,
                                   2004             2004           2005           2005       Thereafter      Total
                             ----------------- --------------- ------------- --------------- ------------ ------------

Facility, lease and other            $255              $583               $6            $6           $217       $1,067
                             ================= =============== ============= =============== ============ ============

7.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                         June 30, 2004       December 31, 2003
                                                                         ---------------     ------------------
Accounts payable:
      Trade payables                                                            $ 7,653               $ 11,379
      Wind-down payables related to discontinued vendors                            794                  2,504
                                                                         ---------------     ------------------
      Total accounts payable                                                  $   8,447               $ 13,883
                                                                         ===============     ==================

Accrued liabilities:
      Restructuring accruals                                                    $ 1,067                 $1,929
      Compensation and other benefit accruals                                       711                    962
      State and local sales taxes and other taxes                                 1,482                  1,454
      Legal reserves                                                                846                    846
      Other                                                                       2,324                  2,724
                                                                         ---------------     ------------------
        Total accrued liabilities                                               $ 6,430                $ 7,915
                                                                         ===============     ==================

8.       Note Receivable

The Company has a secured note receivable of $2,975,000 (the "Note") recorded in other assets in the accompanying consolidated balance sheets at June 30, 2004 and December 31, 2003. The Note relates to the sale of an office building in 2002 located in Cary, North Carolina, which serves as collateral securing the Note. The Note was due and payable on May 20, 2004. The purchaser has made no principal or interest payments since March 2003 and continues to be in default

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

under the terms of the Note. During 2003, the Company recognized an impairment charge of $1,800,000 to reduce the value of the Note to the estimated fair value of the property.

At June 30, 2004 and December 31, 2003, the net carrying value of the Note is $914,000. The Company continues to evaluate possible alternatives to maximize the value of the Note, including possible foreclosure, forming a joint venture or negotiating certain concessions with the existing purchaser.

9.       Comprehensive Income

The Company calculates comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows:

                                                                                  (In thousands)

                                                        Three Months Ended June 30,            Six Months Ended June 30,
                                                            2004              2003             2004            2003
                                                            ----              ----             ----            ----

Net income (loss)                                          $(388)           $435                  $678      $1,386
Other comprehensive loss - unrealized  gain (loss)
on available for sale securities                              (1)            100                     9          68
                                                       --------------- -------------------- ----------- --------------------
Comprehensive income (loss)                                $(389)           $535                  $687      $1,454
                                                       =============== ==================== =========== ====================

10.  Earnings Per Share and Stockholders Equity

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding potential common shares including stock options and restricted stock units using the "treasury stock" method and convertible preferred stock using the "if-converted" method. As of June 30, 2004 and 2003, there were no dilutive common stock equivalents. For the three and six months ended June 30, 2004 and 2003, there was no stock-based compensation cost to record and the fair value impact of outstanding stock options was not material.

                                                                               (In thousands)
                                                           Three months ended June     Six months ended June 30,
                                                                     30,
                                                              2004          2003          2004           2003
                                                          -------------- ------------ ------------- ---------------
Income (loss) from operations                                   $(388)          $435         $678        $1,386
Preferred stock dividends                                        (409)          (373)        (811)         (739)
                                                          -------------- ------------ ------------- ---------------
Net income available to common stockholders                     $(797)           $62        $(133)         $647
                                                          ============== ============ ============= ===============

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The Company has announced various Board of Directors authorizations to repurchase shares of the Company's common stock from time-to-time in the open market or otherwise. Under all prior authorizations, the Company has repurchased approximately 410,000 shares for an aggregate cost of $853,000 (including approximately $7,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. As of June 30, 2004, no share repurchase authorizations are in effect.

11.      Segment Information

The Company implemented SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS No. 131, the Company has determined that during 2003 and 2004 it currently operated only one operating segment, software licensing.

12.      Other Assets

At June 30, 2004 other current assets include $3,500,000 held in an escrow account in relation to the potential repurchase of a parcel of land located in Cary, North Carolina. The Company has certain repurchase rights related to this property, which was sold in 1997, that today it is believed have a greater value than the repurchase amount. The Company was required to remit the $3,500,000 to an escrow account in order to exercise these repurchase rights prior to expiration. The purchase did not close and the escrowed funds were returned to the Company on July 2, 2004.

At June 30, 2004, other assets include approximately $760,000 of investment securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company's chief executive officer. An offsetting obligation is included in long term liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of June 30, 2004 there was an unrealized holding gain of approximately $59,000, compared to an unrealized holding loss of approximately $41,000 at June 30, 2003. Unrealized gains and losses on available for sale securities are recorded as a component of other comprehensive income in the accompanying consolidated balance sheets.

13.      Commitments and Contingencies

The Company is involved in certain legal proceedings arising in the ordinary course of business, and in connection with discontinued vendors related to the Company's wound down U.S. distribution business, excluding software licensing, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. In addition, over the last several years the Company has disposed of a number of businesses, including all of its operations outside the United States, many of which had obligations that had been guaranteed by the Company. In connection with those dispositions, the Company sought either to have any guarantees released or to be indemnified

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

against any liabilities under guarantees. The Company may not have identified all guarantees to be released and, in at least one instance, the indemnification provided to the Company is no longer of any value. The Company believes that, largely because of the passage of time, its exposure to liability under these guarantees is not significant.

In February 2004, the Company was served with a summons and a complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al, Debtor, Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA (the "Complaint"). The Complaint alleges that Debtor made preferential transfers of money to Merisel Americas, Inc. ("Americas"), a wholly owned subsidiary of the Company, in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the Complaint are the obligations of MOCA and not that of the Company. The Company has been advised by counsel to Arrow Electronics, Inc. ("Arrow"), the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint.

14.       New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional quantitative and qualitative disclosures pertaining to unrealized investment losses in a company's annual financial statements. The provisions of EITF 03-1 become effective for the Company in the third quarter 2004. The Company does not expect that the adoption of EITF 03-1 will have a material effect on its results of operations or financial position.

15.       Subsequent Events

On August 3, 2004, the Company received notice that effective in 30 days, McAfee Associates, Inc. (formerly Network Associates, Inc.) would be terminating their distribution agreement with Merisel Americas. On August 13, 2004, Merisel
Americas entered into an agreement to sell certain of its assets that principally comprise the software licensing business, and include any notes and real property assets, ("Software Licensing Assets"), to D&H Services, LLC. The purchase price, to be determined on the closing date, will be equal to the book value of all of the Software Licensing Assets, less certain assumed liabilities. The transaction is expected to close by August 23, 2004. As of June 30, 2004 the book value of the Software Licensing Assets and the assumed liabilities was approximately $11.5 million and $10.5 million, respectively. The agreement contains certain representations, warranties and indemnities.

After the sale of the software licensing business, the Company will have no on-going revenues, other than interest income. Until such time as the Company completes and grows a potential acquisition, the Company does not anticipate being profitable. During the third quarter of 2004, the Company will present the software licensing business as discontinued operations and anticipates incurring certain related restructuring costs of approximately $1.0

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

million to $2.0 million. The Company expects that after the sale and the restructuring of the remaining business through headcount and other cost reductions, annual operating expenses will be reduced by approximately $4.0 million when compared with annualized operating expenses for the second quarter of 2004.

The Company intends to continue seeking acquisition opportunities that will enhance long-term shareholder value. It is management's expectation that a transaction will be completed within the next twelve months. While the Company is currently exploring several opportunities, there are no assurances that a transaction will be successfully completed or that the Company will return to profitability.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Merisel, Inc., a Delaware corporation and a holding company (together with its subsidiaries, "Merisel" or the "Company"), currently operates as a software licensing solution provider. In addition to the operation of the software licensing business, the Company is actively seeking and exploring acquisition and other investment opportunities, primarily outside the computer products distribution industry. The Company has operated solely as a software licensing distributor over the past three years, while continuing to wind down certain of its historical discontinued businesses and operations, including among others, the U.S. distribution business, excluding software licensing. See "Recent Developments, Risks and Uncertainties" below.

Wind-Down of U.S. Distribution Business, Excluding Software Licensing

With respect to the U.S. distribution business, in December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, such business would focus solely on software licensing and the balance of the U.S. distribution business, principally hardware products, would be wound down. Although the wind-down was substantially complete by the end of the first quarter of 2001, the Company has significant remaining obligations related to the U.S. distribution business, primarily with respect to leases and vendors. See "Liquidity and Capital Resources" below.

Recent Developments, Risks and Uncertainties

On August 3, 2004, the Company received notice that effective in 30 days, McAfee Associates, Inc. (formerly Network Associates, Inc.) would be terminating their distribution agreement with Merisel Americas, a wholly owned operating subsidiary of the Company. For the six months ended June 30, 2004 and 2003, this vendor's products accounted for 87.3% and 94.3%, respectively, of the Company's software licensing sales. The loss of this vendor will have a material adverse effect on the revenues, gross profit and operating results of the Company.

On August 13, 2004, Merisel Americas entered into an agreement to sell certain of its assets that principally comprise the software licensing business, and include any notes and real property assets, ("Software Licensing Assets"), to D&H Services, LLC. The purchase price, to be determined on the closing date, will be equal to the book value of all of the Software Licensing Assets, less certain assumed liabilities. The transaction is expected to close by August 23, 2004. As of June 30, 2004 the book value of the Software Licensing
Assets and the assumed liabilities was approximately $11.5 million and $10.5 million, respectively. The agreement contains certain representations, warranties and indemnities.

After the sale of the software licensing business, the Company will have no on-going revenues, other than interest income. Until such time as the Company completes and grows a potential acquisition, the Company does not anticipate being profitable. During the third quarter of 2004, the Company will present the sale of the software licensing business as discontinued operations and anticipates incurring certain related restructuring costs of approximately $1.0 million to $2.0 million. The Company expects that after the sale and the restructuring of the remaining business through headcount and other cost reductions, annual operating expenses will be reduced by approximately $4.0 million when compared with annualized operating expenses for the second quarter of 2004.

The Company intends to continue seeking acquisition opportunities that will enhance long-term shareholder value. It is management's expectation that a transaction will be completed within the next twelve months. While the Company is currently exploring several opportunities, there are no assurances that a transaction will be successfully completed.

For the six months ended June 30, 2004, 10 customers combined accounted for approximately 71.9% of the Company's net sales, and three customers individually accounted for more than 10% of total net sales, accounting for approximately 25.2%, 13.2% and 11.4% of net sales. For the six months ended June 30, 2003, 10 customers combined accounted for approximately 74.3% of the Company's net sales, and two customers individually accounted for more than 10% of total net sales, accounting for approximately 28.7% and 16.8% of net sales.

On March 15, 2004, the Company was notified by one customer, with an outstanding accounts receivable balance of approximately $746,000, that it does not have sufficient liquidity to repay the amount it owes the Company and has requested an extended repayment plan. The Company negotiated terms of a monthly repayment plan and has collected approximately $184,000 under that plan as of August 2, 2004; however, there is no assurance that the customer's restructured business plan will be successful or that the outstanding amount of $562,000 plus interest owed at June 30, 2004 will be collected. The Company believes, based on historical write-offs and identified credit risks, it has established an adequate reserve against the June 30, 2004 accounts and note receivable balance.

RESULTS OF OPERATIONS

The following results of operations reflect the historical results of the related software licensing business in operation as of June 30, 2004 and for the three and six months then ended. Based on the Company's determination to sell the software licensing business, as discussed above, the historical results will not be indicative or comparable to future results.

The Company reported a net loss available to common stockholders of $797,000, or $0.10 per share, for the three months ended June 30, 2004, compared to net income available to common stockholders of $62,000, or $0.01 per share, for the 2003 period. The discussion and analysis below includes the wound down portion of the Company's U.S. distribution business.

Management analyzes the software licensing business separately from the non-software licensing U.S. distribution business being wound down, to the extent possible given the fact that a significant amount of resources is shared between the groups. After the sale of the software licensing business, the Company will have no on-going revenues, other than interest income. The following table of summary selected financial data shows the analysis management uses to evaluate results of the business (amounts in thousands): See "Recent Developments, Risks and Uncertainties" above.




                                         Three Months ended June 30, 2004          Three Months ended June 30, 2003
                                        -----------------------------------     ---------------------------------------

                                        Software    Other         Total          Software       Other        Total
                                        Licensing    Business                    Licensing    Business
                                       ----------- ----------- ----------- --- ------------ ------------ -------------
Net sales                               $17,625                  $17,625        $24,665                    $24,665

Gross profit                                661        $598        1,259          1,063          $89         1,152

Gross margin                                3.8%                     7.1%           4.3%                       4.7%

Operating income (loss)                    (919)        501         (418)          (118)         231           113

Interest, other income and income tax       (45)         75           30            (40)         362           322
(expense) benefit, net
                                       ----------- ----------- ----------- --- ------------ ------------ -------------
Net income (loss)                        $ (964)       $576        $(388)         $(158)        $593          $435



                                          Six Months ended June 30, 2004            Six Months ended June 30, 2003
                                        -----------------------------------     ---------------------------------------
                                        Software    Other         Total          Software       Other        Total
                                        Licensing    Business                    Licensing    Business
                                       ----------- ----------- ----------- --- ------------ ------------ -------------
Net sales                               $32,593                  $32,593        $43,128                    $43,128

Gross profit                              1,406      $1,714        3,120          1,793         $575         2,368

Gross margin                                4.3%                     9.6%           4.2%                      5.5%

Operating income (loss)                  (1,581)      2,100          519           (952)       1,531          579

Interest, other income and income tax       (45)        204          159            (80)         887          807
(expense) benefit, net
                                       ----------- ----------- ----------- --- ------------ ------------ -------------
Net income (loss)                       $(1,626)     $2,304         $678        $(1,032)      $2,418       $1,386



Three Months Ended June 30, 2004 as Compared to the Three Months June 30, 2003.

Net Sales - The Company's net sales decreased 28.5% to $17,625,000 in the quarter ended June 30, 2004 from $24,665,000 in the quarter ended June 30, 2003. The decrease in net sales resulted from changes by some of our software publishers in their channel strategies, and changes in the Company's sales organization.

Gross Profit - Gross profit increased $107,000 to $1,259,000 in the second quarter of 2004 from $1,152,000 in the second quarter of 2003. Gross profit as a percentage of sales, or gross margin, was 7.1% for the three months ended June 30, 2004 compared to 4.7% for the three months ended June 30, 2003. The 2004 and 2003 periods reflect reductions in cost of sales of approximately $598,000 and $89,000, respectively, relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 3.8% and 4.3% for the three months ended June 30, 2004 and 2003, respectively. The decrease in gross margins in the software licensing business is related to continuing competitive pressures and declining backend vendor rebate opportunities.

Selling, General and Administrative - Selling, general and administrative expenses increased by 47.2% to $1,600,000 in the second quarter of 2004 from $1,087,000 in the second quarter of 2003 and as a percentage of sales were 9.1% in the second quarter of 2004 compared to 4.4% in 2003. The 2004 period reflects approximately $20,000 of expenses related to the wind-down of the U.S.

distribution business. The 2003 period reflects approximately $210,000 of favorable adjustments related to the wind-down of the U.S. distribution business. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 9.0% in the second quarter of 2004 compared to 5.3% in 2003. The increase in selling, general and administrative expenses is largely attributable to additional sales and marketing expenses incurred in an effort to enhance the growth of the software licensing business. The increase in selling, general and administrative expenses as a percentage of sales is related to the expenses discussed above and certain fixed costs that could not be practically reduced as fast as sales volumes declined.

Restructuring - During the second quarter of 2004, the Company recorded a restructuring charge of $77,000 to reflect updated estimates of real property lease commitments. During the second quarter of 2003, the Company recorded an adjustment of $48,000 to reduce the previously recorded charge to reflect updated estimates of severance and employee benefit liabilities.

Operating Income - As a result of the above factors, the Company had an operating loss of $418,000 for the three-month period ended June 30, 2004 compared to operating income of $113,000 for the three-month period ended June 30, 2003.

Interest Income - Interest income decreased to $116,000 in the second quarter of 2004 from $225,000 in the second quarter of 2003. The decrease reflects a decrease in the average interest rate earned on excess cash balances and the interest-related portion of a state income tax refund received in the second quarter of 2003.

Other Income - Other income was $19,000 in the three-month period ended June 30, 2004 compared to $17,000 in the 2003 period. Other income in both periods reflects a gain recognized on the sale of property, plant and equipment that had been fully depreciated.

Income Taxes - The Company recognized $105,000 of income tax expense for the quarter ended June 30, 2004 related to minimum statutory requirements and an on-going state income tax audit. The Company recognized an income tax benefit of $80,000 for the three months ended June 30, 2003 due to various federal and state tax refunds.

Net Income - As a result of the above items, the Company had a net loss of $388,000 for the three months ended June 30, 2004 compared to net income of $435,000 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 as Compared to the Six Months June 30, 2003.

Net Sales - The Company's net sales decreased 24.4% to $32,593,000 in the six months ended June 30, 2004 from $43,128,000 in the six months ended June 30, 2003. The decrease in net sales resulted from changes by some of our software publishers in their channel strategies, and changes in the Company's sales organization.

Gross Profit - Gross profit increased $752,000 to $3,120,000 in the first half of 2004 from $2,368,000 in the first half of 2003. Gross profit as a percentage of sales, or gross margin, was 9.6% for the six months ended June 30, 2004 compared to 5.5% for the six months ended June 30, 2003. The 2004 and 2003 periods reflect reductions in cost of sales of approximately $1,714,000 and

$575,000, respectively, relating to the settlement of certain discontinued vendor accounts, primarily related to the wind-down of the U.S. distribution business. Excluding these adjustments, gross margin would have been 4.3% and 4.2% for the six months ended June 30, 2004 and 2003, respectively. The increase in gross margins in the software licensing business is related to the timing of the recognition of vendor discounts.

Selling, General and Administrative - Selling, general and administrative expenses increased by 82.2% to $2,880,000 in the first half of 2004 from $1,581,000 in the first half of 2003 and as a percentage of sales were 8.8% in the first half of 2004 compared to 3.7% in 2003. The 2004 and 2003 periods reflect approximately $107,000 and $1,280,000, respectively, of favorable adjustments related to the wind-down of the U.S. distribution business. Excluding these adjustments, selling, general and administrative expenses as a percentage of sales would have been 9.2% in the first quarter of 2004 compared 6.6% in 2003. The increase in selling, general and administrative expenses is largely attributable to an increase in the bad debt provision during the first quarter of 2004 and additional sales and marketing expenses incurred during the first half of 2004 in an effort to enhance the growth of the software licensing business. The increase in selling, general and administrative expenses as a percentage of sales is related to the added expenses discussed above and certain fixed costs that could not be practically reduced as fast as sales volumes declined.

Restructuring - During the first quarter of 2004, the Company negotiated settlements with certain of its equipment lease commitment vendors. As a result of these settlements, the Company recorded a favorable adjustment of $356,000 to previously recorded estimated restructuring charges. During the second quarter of 2004, the Company recorded a restructuring charge of $77,000 to reflect updated estimates of real property lease commitments.

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

Operating Income - The Company had operating income of $519,000 for the six-month period ended June 30, 2004 compared to $579,000 for the six-month period ended June 30, 2003.

Interest Income - Interest income decreased to $243,000 in the first half of 2004 from $513,000 in the first half of 2003. The decrease reflects a decrease in the average interest rate earned on excess cash balances, the interest-related portion of a state income tax refund received in the 2003 period and the cessation of recognizing interest income during the quarter ended June 30, 2003 on the note receivable related to the sale of the building in Cary, North Carolina.

Other Income - Other income was $21,000 in the six-month period ended June 30, 2004 and $18,000 in the comparable 2003 period. Other income in both periods reflects a gain recognized on the sale of property, plant and equipment that had been fully depreciated.

Income Taxes - The Company recognized $105,000 of income tax expense for the six months ended June 30, 2004 related to minimum statutory obligations and an on-going state income tax audit. The Company recognized an income tax benefit of $276,000 for the six months ended June, 2003 due to various federal and state tax refunds.

Net Income - As a result of the above items, the Company had net income of $678,000 for the six months ended June 30, 2004 compared to $1,386,000 for the six months ended June 30, 2003.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

The Company's decision to sell the software licensing business will have a direct impact upon the future results and variability in the business. Following the sale of the software licensing business, the Company's only revenues will consist of interest income from remaining cash balances. Until such time as the Company identifies and consummates an acquisition, the Company's results of operations will not be comparable to previous periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $3,413,000 during the six months ended June 30, 2004. The primary source of cash was a decrease in accounts receivable of $9,441,000, which was partially offset by decreases in accounts payable and accrued expenses of $5,436,000 and $1,484,000, respectively. Net cash used in operating activities was $2,136,000 during the six months ended June 30, 2003. The primary use of cash was a decrease in accrued expenses of $5,015,000, which was partially offset by net income of $1,386,000 and a decrease in accounts receivable of $1,643,000.

For the six months ended June 30, 2004, net cash used in investing activities was $3,565,000 which was used to purchase property and equipment. $3,500,000 of this amount was related to the potential repurchase of a parcel of land located in Cary, North Carolina, and was held in an escrow account at June 30, 2004. The Company has certain repurchase rights related to this property, which was sold in 1997, and today it is believed the property has a greater value than the repurchase amount. The Company was required to remit the $3,500,000 to an escrow account in order to exercise these repurchase rights. As the sale was not consummated, the escrowed funds were returned to the Company on July 2, 2004. For the six months ended June 30, 2003, net cash used in investing activities was $44,000, primarily related to an investment of securities of $62,000, partially offset by proceeds for the sale of property and equipment of $18,000.

For the six months ended June 30, 2003, net cash used in financing activities was $7,000 used in the repurchase of treasury stock.

Financing Sources and Capital Expenditures

Given the Company's significant cash balances and limited working capital needs of the software licensing business, the Company was able to finance its operations without debt. However, the Company may seek to establish a working capital financing facility to provide additional funding for acquisitions if needed.

At June 30, 2004, the Company had cash and cash equivalents of approximately $45 million. Following the sale of the software licensing business, the Company will have no on-going revenues, other than interest income, anticipates incurring certain related restructuring costs of approximately $1.0 million to $2.0 million and estimates that the annual ongoing operating expenses will be reduced by approximately $4.0 million when compared with annualized operating expenses for the second quarter of 2004.

Management believes that with its cash balances after existing U.S. distribution wind-down related expenditures and anticipated expenditures related to the sale of the software licensing business and related restructuring it has sufficient liquidity for the foreseeable future. All anticipated U.S. distribution related wind-down expenditures, excluding software licensing, are currently recorded as accrued liabilities or accounts payable on the Company's consolidated balance sheet. If the Company were to use a significant amount of cash to fund one or more acquisitions, the Company would have less liquidity to meet its working capital needs.

The Company's lease on its El Segundo, California headquarters will expire on November 1, 2004. The Company expects to either extend its current lease or enter into a new lease agreement at another location on or before this date. Based upon the pending sale of the software licensing business, the Company estimates that approximately 5,000 square feet will be required for those personnel related to the Company's acquisition activity and will be leased at current market rates.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the "Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $5,693,000 and $4,882,000 were recorded at June 30, 2004 and December 31, 2003, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of June 30, 2004, no redemptions have been made and the Company has no plans to exercise its redemption rights in the foreseeable future.

ASSET MANAGEMENT

The Company  offers  credit terms to  qualifying  customers  and also sells on a prepay, early-pay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure by monitoring customers' creditworthiness and, where practicable, through participation in credit associations that provide customer credit rating information for certain accounts. Substantially all of the Company's software licensing sales are financed by the Company. As a result, the Company's business could be adversely affected in the event of the deterioration of the financial condition of one or more of its customers, particularly one of the Company's larger customers, resulting in the customer's inability to pay amounts owed to the Company. This risk would be increased in the event of a general economic downturn affecting a large number of the Company's customers. At June 30, 2004, the Company's largest customer represented 41%, or $4,535,000, of the Company's total trade receivables. The Company believes it has established an adequate reserve against the June 30, 2004 accounts receivable balance.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. There were no significant changes, except payments, to the Company's contractual commitments and obligations during the three and six months ended June 30, 2004. The Company's contractual obligations, commitment and off balance sheet arrangements are described in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company believes the application of its accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. During the first half of 2004, the Company increased the provision for bad debts due to identified customer credit risks.

The Company's critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004, the Company had cash investments of $43,469,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $1,327,000 maintained in various checking accounts at June 30, 2004. The Company has no outstanding long-term debt and no significant foreign currency risk.

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

There have been no changes in the Company's internal controls or in other factors that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition of the business of the Company. See Part II, Item 1 of the Company's 10-Q for the quarter ended March 31, 2004.

Item 5. Other Matters

The Company's 2004 annual meeting of stockholders ("2004 Meeting") will be held on October 27, 2004. The deadline to submit shareholder proposals for inclusion in the proxy statement related to the 2004 Meeting is September 15, 2004. Proposals will be considered untimely if received by the Company after such date.

Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits

                  Exhibit 10.1-Amended and Restated First Amendment to Retention Agreement dated as of July 1, 2004, by and between Merisel, Inc., Merisel Americas, Inc., and Timothy N. Jenson.

                  Exhibit 31.1-Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2-Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32-Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 2004.

                  Current report on Form 8-K, dated April 29, 2004, announcing the Company's earnings for the period ended March 31, 2004.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004


                                  Merisel, Inc.



                                  By: /s/Timothy N. Jenson
                                      ------------------------------------
                                      Timothy N. Jenson
                                      Chief Executive Officer, President and
                                          Chief Financial Officer
                                     (Principal Executive and Financial Officer)