Form 10-Q
period 2004-09-30
MERISEL INC /DE/
filed 2005-10-06
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

MERISEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-17156	95-4172359
(State or other jurisdiction of incorporation)	(Commission File Number)	(I. R. S. Employer identification No.)

127 W. 30th Street, 5th Floor		10001
New York, NY		(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (212) 594-4800

200 Continental Blvd, El Segundo, California 90245
(Former name, former address, and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 23, 2005, the registrant had outstanding 7,773,755 shares of common stock, par value $0.01 par share (the only class of common stock of the registrant outstanding).

MERISEL, INC. AND SUBSIDIARIES

Three and Nine Months Ended September 30, 2004

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,”“anticipates,”“expects,”“will,”“estimates,”“plans,”“intends” and similar expressions, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements reflect current views about the plans, strategies and prospects of Merisel, Inc. (the “Company”), and are based upon information currently available to the Company and on current assumptions. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to the following:

•	the implementation of the Company’s business strategies and goals;

•	the integration of past and future acquisitions;

•	the Company’s dependence on its senior management and key personnel and its ability to attract and retain additional qualified personnel;

•	the Company’s ability to expand its business, including through any future acquisitions;

•	a deterioration in economic conditions generally;

•	competitive pricing and other competitive pressures in the graphic image arts industry;

•	changes in technology creating obsolescence;

•	the Company’s involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;

•	the loss of significant customers; and

•	other risks detailed in “Business - Risk Factors” in the Company’s most recent Annual Report on form 10-K on file with the SEC.

In evaluating these forward looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in the Company’s other reports and documents filed with the SEC. You are cautioned not to place undue reliance on these forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ii

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$48,100	$44,948
Receivable from sale of software licensing assets	549	-
Prepaid expenses and other current assets	179	-
Current assets of discontinued operations	-	19,663
Total current assets	48,828	64,611

Property and equipment, net	93	-

Other assets	776	804

Long term assets of discontinued operations	-	1,797

Total assets	$49,697	$67,212

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	December 31, 2003

Current liabilities:
Accounts payable	$16	$1
Accrued liabilities	3,655	4,779
Current liabilities of discontinued operations	-	17,019
Total current liabilities	3,671	21,799

Long term liabilities	723	751

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 150,000 shares issued and outstanding	21,099	19,882
Common stock, $.01 par value, authorized 150,000,000 shares; 8,033,484 issued and 7,623,868 outstanding at September 30, 2004; 8,026,353 issued and 7,616,373 outstanding at December 31, 2003.	80	80
Additional paid-in capital	277,105	278,300
Accumulated deficit	(252,154)	(252,799)
Accumulated other comprehensive income	24	50
Treasury stock	(851)	(851)
Total stockholders’ equity	45,303	44,662

Total liabilities and stockholders’ equity	$49,697	$67,212

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Selling, general & administrative expenses	553	617	1,772	1,805

Operating loss	(553)	(617)	(1,772)	(1,805)

Interest income, net	161	113	386	345

Loss from continuing operations	(392)	(504)	(1,386)	(1,460)

Income from discontinued operations	3,002	1,568	4,675	3,911
Loss on sale of software licensing operations	(2,643)	-	(2,643)	-

Net income (loss)	(33)	1,064	646	2,451

Preferred stock dividends	414	382	1,217	1,124
Net (loss) income available to common stockholders	$(447)	$682	$(571)	$1,327

Net (loss) income per share (basic and diluted):
Loss from continuing operations available to common stockholders	$(0.10)	$(0 .12)	$(0.34)	$(0.34)
Income from discontinued operations	0.39	0.21	0.61	0.51
Loss on sale of software licensing operations	(0.35)		(0.35)
Net (loss) income available to common stockholders	$(0.06)	$0.09	$(0.08)	$0.17

Weighted average number of shares
Basic and diluted	7,622	7,616	7,618	7,617

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$646	$2,451
Add: loss from sale of software licensing	2,643
Less: income from discontinued operations, net	4,675	3,911
Net loss from operations	(1,386)	(1,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash deferred compensation	(28)	133
Stock option related expense	9
Changes in operating assets and liabilities:
Prepaids and other current assets	(273)	39
Accounts payable	15	-
Accrued liabilities	(1,123)	(795)
Net cash used in operating activities	(2,786)	(2,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	-	(62)
Receivable from sale of software licensing assets	(549)	-
Net cash used in investing activities	(549)	(62)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	-
Purchase of treasury stock	-	(7)
Net cash (used in) provided by financing activities	15	(7)

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(3,320)	(2,152)

DISCONTINUED OPERATIONS
Cash provided by (used in) discontinued operations	6,408	(182)
Cash provided by investing activities	64	18
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	6,472	(164)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,152	(2,316)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,948	46,795
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,100	$44,479

Supplemental disclosure of cash flow information:
	(in thousands)
Cash paid during the period for:	2004	2003
Income taxes	$-	$-
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	(28)	133
Preferred dividends accumulated	1,217	1,124

Supplemental disclosure of non-cash transaction:
The Company sold certain of its assets that principally comprised the software licensing business, including any notes and real property assets totaling $5,785,000. Additionally, the buyer assumed certain liabilities of $3,141,000 (see Note 3).

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. General

From 2001 through August 2004, Merisel, Inc., a Delaware corporation (together with its subsidiaries, “Merisel” or the “Company”), had been operating as a software licensing solutions provider. On August 18, 2004, Merisel Americas, Inc., a wholly-owned operating subsidiary of Merisel, sold certain of its assets that principally comprised the Company’s software licensing business, including its notes and real property assets (“Software Licensing Assets”), to D&H Services, LLC, (the “Buyer”). See Note 3 “Discontinued Operations”. As a result, the Company had no ongoing operations, other than its pursuit of acquisitions and other investment opportunities, from the date of this sale until the date of the Acquisitions (as defined below). The sale of the Software Licensing Assets was rescinded in connection with a settlement agreement with the Company’s former Chief Executive Officer in February 2005. However, since the operations of this business had ceased effective on the original sale date, the operations continue to be treated as discontinued operations in the Company’s financial statements. See Note 13 “Subsequent Events”.

The information for the three and nine months ended September 30, 2004 and 2003 has not been audited by the Company’s independent registered public accounting firm, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Liquidity

At September 30, 2004, the Company had cash and cash equivalents of approximately $48 million. Management believes that the Company has sufficient liquidity for the foreseeable future. All anticipated expenditures relating to the on-going wind-down of the U.S. distribution business, are currently recorded as accrued liabilities and liabilities of discontinued operations, respectively, on the Company’s consolidated balance sheets.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

3. Discontinued Operations

In August 2004, the Company completed the sale of the majority of its software licensing business to D&H Services, LLC, at which time it was determined to represent a discontinued operation. The Company has reclassified its consolidated financial statements to reflect the sale of the software licensing businesses and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of this business for all periods presented. The net operating results and net cash flows of this business has been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows. At September 30, 2004, there are no remaining assets or liabilities of the discontinued operations (See Note 12 “Subsequent Events”). At December 31, 2003 there were total assets of $21,460,000 and $17,019,000 of liabilities recorded as discontinued operations in the accompanying consolidated balance sheets, as shown below.

The sale was rescinded in February 2005. However, since the operations of the business permanently ceased as of the date of the sale, it will be continued to be treated as a discontinued operation. (See Note 9 “Related Party Transactions” and Note 12 “Subsequent Events”).

Summarized financial information for the discontinued operations as of December 31, 2003 and for the three and nine months ended September 30, 2003 and 2004 is as follows (in thousands):

2003
Accounts receivable, net	$19,585
Inventory, net	13
Prepaid expenses	65
Total current assets	19,663
Property, plant & equipment	883
Other assets	914
Total assets	$21,460

Accounts payable	$13,882
Accrued expenses	3,137
Total liabilities	$17,019

The sale of the software licensing business resulted in a loss in the amount of $2,643,000 recorded in the third quarter of 2004. This loss will be partially offset by a gain in the amount of $2,152,000, net of certain legal and other expenses, which will be recorded in the first quarter of 2005 related to the recovery of cash, land and notes receivable, reduced by the assumption of certain liabilities.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

	(In thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$5,379	$25,370	$37,973	$68,498
Employee termination costs	369	-	369	-
Loss on sale of software licensing	2,643		2,643
Income from discontinued operations	3,002	1,568	4,675	3,911

During the three and nine months ended September 30, 2004, the Company recorded as a component of income from discontinued operations a restructuring charge of $369,000 related to severance and other benefits payable to approximately 30 employees whose jobs were eliminated as part of the discontinuance of the software licensing business. The charge is lower than the $1.0 million to $2.0 million previously estimated due to lower than anticipated severance costs and favorable lease settlement negotiations. Severance and termination benefits were communicated to the employees prior to September 30, 2004 and do not extend beyond 60 days.

4. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include certain amounts related to restructuring and wind-down activities recorded in accrued liabilities.

5. Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, requires companies to estimate employee stock compensation expense based on the fair value method of accounting. However, the statement allows the alternative of continued use of the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” if pro forma disclosure of fair value amounts is provided. The Company has elected the alternative of continued use of APB Opinion No. 25. The Company will modify this policy in 2006 as required by SFAS No. 123(R), which requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in the three and nine months ended September 30, 2003 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	(In thousands, except per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) available to common stockholders - As Reported	$(447)	$682	$(571)	$1,327
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	1	1	2	2
Net income (loss) - Pro Forma	$(448)	$681	$(573)	$1,325

Net income (loss) available to shareholders Per Share (Basic & Diluted):
As Reported	$(0.06)	$0.09	$(0.08)	$0.17
Pro Forma	$(0.06)	$0.09	$(0.08)	$0.17

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Accrued liabilities:
Restructuring accruals	$1,087	$1,930
Compensation and other benefit accruals	477	960
State and local sales taxes and other taxes	1,498	1,360
Other	593	529
Total accrued liabilities	$3,655	$4,779

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

7. Comprehensive Income

Comprehensive income (loss) is computed as follows:

	(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net (loss) income	$(33)	$1,064	$646	$2,451
Other comprehensive loss - unrealized (loss) gain on available for sale securities	(36)	2	(28)	71
Comprehensive (loss) income	$(69)	$1,066	$618	$2,522

8. Earnings Per Share and Stockholders Equity

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method. There were no significant dilutive common stock equivalents for the three or nine months ended September 30, 2004 and 2003.

	(In thousands)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Loss from continuing operations	$392	$504	$1,386	$1,460
Preferred stock dividends	414	382	1,217	1,124
Net loss available to common stockholders	$806	$886	$2,602	$2,584
Weighted average shares outstanding	7,622	7,616	7,618	7,617
Loss per share (basic & diluted)	($0.10)	($0.12)	($0.34)	($0.34)

The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time-to-time in the open market or otherwise. On September 1, 2004, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $1,000,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of September 30, 2004, the Company had repurchased approximately 410,000 shares under all prior authorizations for an aggregate cost of $853,000 (including approximately $7,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. As of September 30, 2004, no repurchases have been made under the $1,000,000 buyback.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

9. Related Party Transactions

During the three and nine months ended September 30, 2003 certain disbursements were made at the direction of the Company’s former Chief Executive Officer. These expenditures have been recorded as a reduction of net income from discontinued operations in the amounts of $83,000 and $250,000 for the three and nine months ended September 30, 2003, respectively. The Company is continuing to pursue additional information regarding these disbursements.

Subsequent to the sale of the software licensing business in 2004, it was discovered that the buyer, D&H, LLC, was a related party of the Company’s former Chief Executive Officer.

10. Other Assets

At September 30, 2004, other assets include approximately $723,000 of investment securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company’s former Chief Executive Officer. An offsetting obligation is included in long term liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of September 30, 2004 there was an unrealized holding gain of approximately $23,000, compared to an unrealized holding loss of approximately $38,000 at September 30, 2003. Unrealized gains and losses on available for sale securities are recorded as a component of other comprehensive income in the accompanying consolidated balance sheets.

11. Commitments and Contingencies

In February 2004, the Company was served with a summons and a complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al, Debtor, Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA (the “Complaint”). The Complaint alleges that Debtor made preferential transfers of money to Merisel Americas, Inc. (“Americas”), a wholly owned subsidiary of the Company, in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the Complaint are the obligations of MOCA and not that of the Company. The Company has been advised by counsel to Arrow Electronics, Inc. (“Arrow”), the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint.

The Company entered into a new lease agreement on October 22, 2004 in Long Beach, California that commenced December 1, 2004. The new lease agreement has total minimum lease commitments of $188,000 over a four-year period. In August 2005 the Company entered into an agreement for early termination of this lease effective September 25, 2005.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

12. Subsequent Events

On November 22, 2004, the Company’s President and Chief Executive Officer Timothy N. Jenson tendered his resignation from all offices and directorships of the Company and its subsidiaries. Mr. Jenson’s resignation followed the decision by the Audit Committee of the Company to investigate the sale of assets that had principally comprised the Company’s software licensing business, including notes and real property assets, to D&H Services, LLC, as announced by the Company on August 18, 2004.

On November 22, 2004, the Company appointed Mr. Donald Uzzi as its new President and Chief Executive Officer. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President, Senior Leader Operating Team at EDS Corporation, the computer services company. His responsibilities at EDS included advertising, marketing, communications, government affairs, strategic alliance planning, and alliance sales on a global basis. Since December 2002, Mr. Uzzi has provided private consulting services to various companies on marketing, corporate strategy, and communications.

On November 30, 2004, the Company filed a lawsuit against its former President and Chief Executive Officer Timothy Jenson. Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC, and TDH Enterprises, LLC were also named as defendants. The lawsuit alleged, among other things, fraud in connection with the sale of the Company’s software licensing business, including its notes and real property assets, to D&H Services, LLC, in exchange for the assumption of certain liabilities and a nominal amount of cash. The Company sought rescission of the sale to D&H Services, LLC and compensatory and punitive damages. On February 28, 2005, the Company settled this dispute. As part of the settlement, Mr. Jenson received certain cash payments, and D&H transferred to Merisel Americas, Inc., certain cash, assets and liabilities related to the Purchase Agreement between Merisel America, Inc. and D&H that closed in August 2004.

The Company received a notice from Nasdaq dated October 1, 2004 notifying the Company that pursuant to Marketplace Rules 4300 4330(a)(3) the Company’s common stock would be delisted from trading on the Nasdaq National Market effective October 12, 2004. The Company requested and was granted an oral hearing before the Listing Qualifications Panel (the “Panel”) which was held on October 28, 2004. On December 20, 2004 the Company received a notice from the staff of the Nasdaq Stock Market that the Panel had denied the Company's appeal of the Staff's October 1, 2004 decision to delist the common stock of the Company. Accordingly, the Company's common stock was delisted effective with the open of business on December 22, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s consolidated historical results of operations and financial condition should be read in conjunction with its unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

Merisel, Inc. (together with its subsidiaries, “Merisel” or the “Company”) has operated solely as a software licensing distributor over the past three years, while continuing to wind down certain of its historical discontinued businesses and operations, including among others, the U.S. distribution business, excluding software licensing.

On August 18, 2004, Merisel Americas, Inc., a wholly owned operating subsidiary of the Company, completed the sale of certain of its assets that principally comprised the software licensing business to D&H Services, LLC (the “Buyer”). As a result, the Company had no ongoing business other than the pursuit of acquisitions and other investment opportunities and the wind-down of former operations, until its acquisitions of Color Edge, Inc., Color Edge Visual and Comp 24, LLC (the “Acquisitions”) on March 3, 2005. On August 8, 2005, the Company completed the acquisition of Crush Creative, Inc. (the “Crush Acquisition”). All of the acquired businesses operate in the graphic imaging industry, and the Company is now subject to the risks inherent in that industry. For a discussion of these risks, see the Company’s filings with the SEC, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Wind-Down of U.S. Distribution Business, Excluding Software Licensing

With respect to the U.S. distribution business, in December 2000 the Company determined that, primarily as a result of a significant contraction in sales and continuing substantial operating losses, such business would focus solely on software licensing and the balance of the U.S. distribution business, principally hardware products, would be wound down. Although the wind-down was substantially complete by the end of the first quarter of 2001, the Company has significant remaining obligations related to the U.S. distribution business, primarily with respect to leases and on-going tax audits. See “Liquidity and Capital Resources” below.

Recent Developments and Subsequent Events

In August 2004, the Company completed the sale of the majority of its software licensing business to D&H Services, LLC, at which time it was determined to represent a discontinued operation. The Company has reclassified its consolidated financial statements to reflect the sale of the software licensing businesses and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of this business for all periods presented. The net operating results and net cash flows of this business has been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows.

The sale was rescinded in February 2005. However, since the operations of the business ceased as of the date of the sale, it will be continued to be treated as a discontinued operation.

In connection with the sale of the software licensing business, the Company performed an evaluation of the appropriateness of its assets and liabilities, which resulted in the release of approximately $913,000 of accounts receivable related reserves and $1,731,000 or vendor related accruals, which resulted in a loss on the sale in the amount of $2,643,000 recorded in the third quarter of 2004. This loss will be partially offset by a gain in the amount of $2,152,000 which will be recorded in the first quarter of 2005 related to the recovery of cash, land and notes receivable, reduced by the assumption of certain liabilities.

During the three and nine months ended September 30, 2004, the Company recorded as a component of income from discontinued operations a restructuring charge of $369,000 related to severance and other benefits payable to approximately 30 employees whose jobs were eliminated as part of the discontinuance of the software licensing business. The charge is lower than the $1.0 million to $2.0 million previously estimated due to lower than anticipated severance costs and favorable lease settlement negotiations. Severance and termination benefits were communicated to the employees prior to September 30, 2004 and do not extend beyond 60 days.

The Company received a notice from Nasdaq dated October 1, 2004 notifying the Company that pursuant to Marketplace Rules 4300 4330(a)(3) the Company’s common stock would be delisted from trading on the Nasdaq National Market effective October 12, 2004. The Company requested and was granted an oral hearing before the Listing Qualifications Panel (the “Panel”) which was held on October 28, 2004. On December 20, 2004 the Company received a notice from the staff of the Nasdaq Stock Market that the Panel had denied the Company’s appeal of the Staff’s October 1, 2004 decision to delist the common stock of the Company. Accordingly, the Company’s common stock was delisted effective with the open of business on December 22, 2004. On December 22, 2004, the Company’s common stock began trading on the Pink Sheets.

RESULTS OF OPERATIONS

The Company reported a net loss available to common stockholders of $447,000, including discontinued operations, or a $0.06 loss per share, for the three months ended September 30, 2004. This compares with net income available to common stockholders of $682,000 or $0.09 per share, for the comparable 2003 period. The net loss available to common stockholders for the three months ended September 30, 2004 and 2003 include income of $3,002,000 and $1,568,000, respectively, from discontinued operations. The net loss available to common stockholders for the three months ended September 30, 2004 also includes a loss on the sale of software licensing in the amount of $2,643,000. The Company reported a net loss available to common stockholders of $571,000, including discontinued operations, or $0.08 loss per share, for the nine months ended September 30, 2004. This compares with net income available to common stockholders of $1,327,000 or $0.17 per share, for the comparable period. The net loss available to common stockholders for the nine months ended September 30, 2004 and 2003 include income of $4,675,000 and $3,911,000, respectively, from discontinued operations. The net loss available to common stockholders for the nine months ended September 30, 2004 also includes a loss on the sale of software licensing in the amount of $2,643,000. Given the Company’s net operating loss carryforwards and offsetting valuation allowance against them, the Company has recorded the results of discontinued operations for all periods net of tax of $0. The discussion and analysis below is limited to the Company’s continuing operations.

Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003.

Selling, General and Administrative - Selling, general and administrative expenses decreased by 10.4% to $553,000 in the three months ended September 30, 2004 from $617,000 in the comparable period of 2003. The decrease in selling, general and administrative expenses is primarily attributable to headcount reductions. With no revenue or gross profit, the amount of selling, general and administrative expense was also the net operating loss for both periods.

Interest Income, Net - Interest income increased to $161,000 in the three months ended September 30, 2004 from $113,000 in the third quarter of 2003. The increase of $48,000 reflects a combination of higher interest rates and higher average cash balances in the 2004 period.

Income Taxes - Due to the Company’s available net operating loss carryforwards, no tax provision was recorded in the three months ended September 2004 or 2003.

Loss from Continuing Operations - As a result of the above items, the Company had a loss from continuing operations of $392,000 for the three months ended September 30, 2004 compared to $504,000 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 as Compared to the Nine Months Ended September 30, 2003.

Selling, General and Administrative - Selling, general and administrative expenses decreased by 1.8% to $1,772,000 in the first nine months of 2004 from $1,805,000 in the first nine months of 2003. The decrease is primarily related to headcount reductions. Since there were no revenues or gross profit, the amount of selling, general and administrative expense represents the operating loss for each period.

Interest Income, Net - Interest income increased to $386,000 in the nine months ended September 30, 2004 from $345,000 in the comparable 2003 period. The increase is primarily related to higher interest rates and higher cash balances.

Income Taxes - Due to the Company’s available net operating loss carryforwards, no tax provision was recorded in the nine months ended September 2004 or 2003.

Loss From Continuing Operations - As a result of the above items, the Company had a loss from continuing operations of $1,386,000 for the nine months ended September 30, 2004 compared to $1,460,000 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used in operating activities was $2,786,000 during the nine months ended September 30, 2004. The primary uses of cash were the net loss from continuing operations of $1,386,000 and a decrease in accrued expenses of $1,123,000. Net cash used in operating activities was $2,083,000 during the nine months ended September 30, 2003. The primary uses of cash were the net loss from continuing operations of $1,460,000 and a decrease in accrued expenses of $795,000.

For the nine months ended September 30, 2004, net cash used in investing activities was $549,000 which consisted of a receivable for the final purchase price adjustment related to the sale of the software licensing assets. For the nine months ended September 30, 2003, net cash used in investing activities was $62,000, related to an investment in securities.

For the nine months ended September 30, 2004, net cash generated by financing activities was $15,000 from the issuance of common stock. For the nine months ended September 30, 2003, net cash used in financing activities was $7,000 used in the repurchase of treasury stock.

Financing Sources and Capital Expenditures

At September 30, 2004, the Company had cash and cash equivalents of approximately $48 million and no debt. A significant portion of this cash balance was used to complete the Acquisitions and the Crush Acquisition. Additionally, the Company incurred approximately $10.0 million and $2.5 million of debt to finance the Acquisition and the Crush Acquisition, respectively.

Management believes that with the Company’s cash balances after existing U.S. distribution wind-down related expenditures, anticipated expenditures related to the sale of the software licensing business and related restructuring and the payment of the purchase prices for Acquisitions and the Crush Acquisition, the Company has sufficient liquidity for the foreseeable future. All anticipated U.S. distribution related wind-down expenditures are currently recorded as accrued liabilities on the Company’s consolidated balance sheet.

The Company entered into a new lease agreement in Long Beach, California that commenced December 1, 2004. The new lease agreement has a total commitment of $188,000 over a four-year period. In August 20005, the Company entered into an agreement to terminate this lease agreement effective September 25, 2005.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $6,099,000 and $4,882,000 were recorded at September 30, 2004 and December 31, 2003, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of September 30, 2004, no redemptions have been made.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. On October 22, 2004, the Company entered into a lease agreement with a total minimum lease commitment of $188,000 over a four-year period. In August 20005, the Company entered into an agreement to terminate this lease agreement effective September 25, 2005. In addition, under the Purchase Agreement, related to the sale of the Software Licensing Assets the Company has made certain representations, warranties and covenants and has certain indemnification obligations related thereto and related to the assumed liabilities. There were no other significant changes, except payments, to the Company’s contractual commitments and obligations during the three and nine months ended September 30, 2004. The Company’s other contractual obligations, commitment and off balance sheet arrangements are described in its Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the Company’s consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates. Such differences could be material to the consolidated financial statements.

The Company believes the application of its accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

The Company’s critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2003. Due to the sale of the Software Licensing Assets, the Company’s policies regarding revenue recognition, concentration of credit risk, inventories and vendor rebates and promotions are no longer applicable to the ongoing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2004, the Company had cash investments of $47,099,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $1,001,000 maintained in various checking accounts at September 30, 2004. The Company has no outstanding long-term debt and no foreign currency risk.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported, within the time periods specified in the rules and the forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures during and as of the end of the period covered by this report.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were not effective because the Company’s former Chief Executive Officer and Chief Financial Officer, based on his intimate knowledge of the company’s controls and procedures and his position of authority, may have been able to circumvent the controls by entering into an unauthorized related party transaction and initiating wire transfers without appropriate authorization and documentary support.

During the fourth quarter of 2004, following the identified unauthorized related party transaction, the Company took measures to strengthen its controls and procedures, including separating the roles of chief executive officer and chief financial officer, and ensuring that both officers have direct reporting relationships with the Company’s Board of Directors. Separating these key roles has allowed the Company to comprehensively enforce its control requiring appropriate documentary evidence, including invoices and dual signatories, to support all disbursements. Based on these changes, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the disclosure controls and procedures were not effective (See Note 9 “Related Party Transactions” in the notes to the Company’s financial statements).

Subsequent to September 30, 2004, upon identification through the audit process of the unauthorized wire transfers, the Company under the direction of the Chief Executive Officer and Chief Financial Officer, completed a search for all unauthorized transactions in order to quantify the extent for financial statement disclosure purposes and ensure that disclosure controls and procedures are adequate to prevent future occurrences.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures as of September 30, 2004 that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition of the business of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended September 30, 2004.

Item 6. Exhibits

(a)	Exhibits

Exhibit 3.1-Restated Certificate of Incorporation of Merisel, Inc., filed as an exhibit to Form S-1 Registration Statement of Softsel Computer Products, Inc., No. 33-23700, and incorporated herein by reference.

Exhibit 3.2- Amendment to Certificate of Incorporation of Merisel, Inc., dated August 22, 1990, filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

Exhibit 3.3-Amendment to Certificate of Incorporation of Merisel, Inc., dated December 19, 1997, filed as Annex I to the Company’s Schedule 14A, dated October 6, 1996, and incorporated herein by reference.

Exhibit 3.4 Certificate of Amendment to the Restated Certificate of Incorporation of Merisel Inc., dated February 13, 2001, filed as exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

Exhibit 3.5- Certificate of Amendment to the Restated Certificate of Incorporation of Merisel Inc., dated October 27, 2004.

Exhibit 3.6-Bylaws, as amended, of Merisel, Inc., filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by reference.

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

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: October 6, 2005	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Merisel, Inc., filed as an exhibit to Form S-1 Registration Statement of Softsel Computer Products, Inc., No. 33-23700, and incorporated herein by reference
3.2
Amendment to Certificate of Incorporation of Merisel, Inc., dated August 22, 1990, filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

3.3	Amendment to Certificate of Incorporation of Merisel, Inc., dated December 19, 1997, filed as Annex I to the Company’s Schedule 14A, dated October 6, 1996, and incorporated herein by reference.
3.4
Certificate of Amendment to the Restated Certificate of Incorporation of Merisel Inc., dated February 13, 2001, filed as exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Merisel Inc., dated October 27, 2004.
3.6	Bylaws, as amended, of Merisel, Inc., filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.