Form 10-K
period 2004-12-31
MERISEL INC /DE/
filed 2005-10-06
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

MERISEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-17156	95-4172359
(State or other jurisdiction of incorporation)	(Commission File Number)	(I. R. S. Employer identification No.)

127 W. 30th Street, 5th Floor		10001
New York, NY		(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 594-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☒

As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the Nasdaq National Market System was $11,656,200 (2,428,375 shares at a closing price of $4.80).

As of September 23, 2005, the registrant had 7,773,755 shares of Common Stock outstanding.

Documents Incorporated By Reference
None.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including without limitation statements containing the words “believes,”“anticipates,”“expects,”“will,”“estimates,”“plans,”“intends” and similar expressions, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements reflect current views about the plans, strategies and prospects of Merisel, Inc. (the “Company”), and are based upon information currently available to the Company and on current assumptions. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to the following:

•	the implementation of the Company’s business strategies and goals;

•	the integration of past and future acquisitions;

•	the Company’s dependence on its senior management and key personnel and its ability to attract and retain additional qualified personnel; and

•	the Company’s ability to expand its business, including through any future acquisitions;

•	a deterioration in economic conditions generally;

•	competitive pricing and other competitive pressures in the graphic image arts industry;

•	changes in technology creating obsolescence;

•	the Company’s involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;

•	the loss of significant customers;

•	other risks detailed in “Business - Risk Factors.”

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

PART I

Item 1. Business.

Overview

Merisel, Inc. (together with its subsidiaries, "Merisel" or the "Company") is currently a leading supplier of graphic image arts. The Company acquired its current businesses in March and August 2005 and conducts its operations through its main operating subsidiary Merisel Americas, Inc. Until August 2004, the Company’s primary operations consisted of a software licensing solutions business.

In March 2005, the Company acquired Color Edge, Color Edge Visual and Comp 24. Color Edge is a New York-based commercial photographic and digital imaging company that provides custom, made-to-order products primarily for consumer product companies and professional photographers from the fashion, retail and editorial worlds. Color Edge Visual is a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. Comp 24 is a New York-based commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services, such as file editing, film separation, printing, air brushing, die cutting, foil stamping, embossing and lamination. In August 2005, the Company acquired Crush, a California based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the terms of these acquisitions.

The Company’s facilities produce conventional, electronic and desktop color separations, packaging prototypes for presentations, sales samples, color corrections for television, creative design, art production, electronic retouching, conventional and digital plate making and digital press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company’s services also include both digital and analog image database archival and management as well as 3D imaging for package design, large format printing, digital photography, workflow management consulting services, and various related outsourcing and graphics arts consulting services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques.

The Company has particular expertise in preparing color images for high volume print production runs of consumer products packaging. The Company functions as a vital interface between its Fortune 1000 consumer products clients, their creative designers and their converters or printers in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround and delivery times. The Company’s ability to provide high quality, customized graphic services quickly makes it a valued player in new product introduction and promotional activity.

The Company maintains both digital and analog data archives of product package layouts and designs for many of its clients. This activity brings value to those clients while improving the Company’s efficiency in accommodating clients’ rapidly changing packaging design modifications and product line extensions. By continuing to provide such high-end, value-added services, the Company commands a significant share of the market for graphic services for the food and beverage industry, which uniquely positions it to benefit from positive industry trends.

The Company believes that its clients choose to outsource their imaging needs to the Company for reasons including but not limited to the following capabilities:

•	creative design capabilities;

•	production art expertise;

•	high quality customized imaging capabilities;

•	rapid turnaround and delivery times;

•	up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States;

•	color expertise;

•	digital imaging asset management; and

•	workflow management.

Graphic Services Industry and the Company’s Markets

Graphic services are the tasks involved in preparing images and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional and/or advertising materials. Packaging for consumer products encompasses folding cartons, boxes, trays, bags, pouches, cans, containers, packaging labels and wraps. While graphics work represents a relatively small percentage of overall product packaging and promotion costs, the visual impact and effectiveness of product packaging and promotions are largely dependent upon the quality of graphic imaging work.

Graphic services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production, digital photography, retouching, color separation and plate making services. “Color separation” generally refers to preparing color images, text and layout for the printing process. Graphic services such as color separations were traditionally performed by skilled craftspeople almost entirely by hand, using what is known as the “conventional” method. With the development of digital technology, graphics firms such as the Company have become more highly computerized, providing digital imaging services in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to the Company in a digitized format on a variety of digitally generated media and via the Internet. More recently there is a trend toward an all-digital workflow, from creative design through printing. The industry is expanding the production of plates directly from a digital file, hence the term “direct to plate” (DTP) or “computer to plate” (CTP). This process eliminates the step of preparing photographic film and exposing the film on a plate. CTP technology is more precise and reduces the time to produce a printing plate. The Company has CTP units and has the capacity to service its clients with CTP services, however, the current trend in the market is for printers and converters to provide this service as part of a bundled service to their customers.

The Company believes that the graphic services industry in North America has over 1,000 market participants, principally independent color separators, such as the Company, converters, printers and advertising agencies that perform these services in-house. The majority of graphic services providers specialize in publication work that includes advertising, catalogs, newspapers and magazines. The Company’s target markets, however, are high-end packaging for the consumer products industry, advertising and promotional applications. The North American market for graphic services for packaging to the consumer products industry is estimated by the Company to be approximately $2.0 billion, while the worldwide market is estimated by the Company to be as high as $6.0 billion. The consumer products graphic industry is highly fragmented with hundreds of market participants, only a small number of whom have annual revenues exceeding $20.0 million. The Company believes that the number of participants in the North American graphic services market for the consumer products industry will diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, equipment and highly skilled personnel and the growing demands of clients for full-service global capabilities.

The rapid development of lower-cost, faster desktop publishing software systems has increased the potential for competition in the graphic services industry by lowering barriers to entry relating to equipment costs. However, increases in governmental regulations, demand for faster turnaround times, the need for global brand consistency and certainty of supply have created greater barriers to entry.

The Company focuses on three primary markets: consumer products packaging, advertising agencies, and retail. The food and beverage segment of the consumer products industry has packaging requirements that are complex and demanding due to variations in packaging materials, shapes and sizes, custom colors, varying storage conditions and marketing enhancements. Product extensions and frequent packaging redesigns have resulted in an increasing volume of color separation and related work in the consumer products industry and in particular for the food and beverage segment. Additional industry trends include:

•	the shorter turnaround and delivery time requirements from the creative design phase to final distribution of the packaged product;

•	an increasing number of SKUs competing for shelf space and market share;

•	the increasing importance of package appearance and promotions due to demonstrated point-of-sale consumer purchasing behavior; and

•	the increasing requirements for worldwide quality and consistency in packaging as companies attempt to build global brand name recognition.

Increasingly, the advertising and promotion markets require coordination of these efforts, with the initiatives coming from advertising agencies. The Company’s expansion into these markets strengthens and enhances the overall service offering to the unified marketing approach of our clients.

The advertising portion of the Company’s business requires the Company’s personnel to produce final artwork in extremely short time-frames, often less than 24 hours. Creative retouching, color correction and composition in multiple file formats are produced to meet requirements of the clients and the printers. The Company is a leader in conventional, computer to plate and digital ad delivery to publications.

The Company’s Growth Strategy

The Company’s primary goal is to enhance its leadership position in the graphic imaging market serving the consumer products, advertising and retail markets. Key aspects of the Company’s business strategy to achieve this goal include the following:

•
Organic Growth. As market conditions have created growing opportunities, the Company relies on its highly skilled sales force to be the primary growth driver for the Company, but also relies on superior product quality, technology, service, scale and scope.

•	Growth through Acquisitions. The Company has completed four acquisitions during 2005 and plans to continue to seek additional strategic acquisition opportunities.

•	Channel Footprint Expansion. The Company intends to broaden its channel footprint beyond current space, such as leading the industry’s move to digital imaging.

•	Global Expansion. The Company intends to expand globally by following its key mulit-national clients.

•
Geographic Expansion. The Company’s operations are currently focused in the New York, New Jersey and Los Angeles markets. Over the next twelve months, the Company will look to broaden its geographic footprint to other key markets.

Services

The Company markets its services nationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company offers comprehensive, high quality digital imaging graphic services. The Company’s facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, plate making and press proofs for lithography, flexography and gravure. The Company’s services also include both digital and analog image database archival and management, as well as creative design, 3-D imaging, art production, large format printing, and various related outsourcing and graphics arts consulting services. The Company provides a series of best practices driven advisory, implementation and management services including but not limited to the following: workflow architecture, print management, color management and printer evaluation.

To capitalize on market trends, management believes that the Company must continue to be able to provide clients the ability to make numerous changes and enhancements with shorter turnaround times than ever before. Accordingly, the Company has focused its efforts on improving its response times and continues to invest in rapidly emerging technology and the continuing education of its employees. The Company also educates clients on the opportunities and complexities of state-of-the-art equipment and software. The Company believes that its ability to provide quick turnaround and delivery times, dependability and value-added training and education programs will continue to give it a competitive advantage in serving clients who require high volume, high quality product imagery.

Research and Development

The Company is dedicated to keeping abreast of technological process developments in its industry that have applications for consumer products packaging. To build upon its leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality graphic services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements.

Marketing and Distribution

The Company markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company sells its services through a group of approximately 15 direct salespersons and 20 client service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and mass merchant retailers. Both the Company’s salespersons and the Company’s client service technicians share responsibility for marketing the Company’s offerings to existing and potential clients, thereby fostering long-term institutional relationships with its clients.

Clients

The Company’s clients consist of direct purchasers of graphic services, including end-use consumer product manufacturers and mass merchant retailers, converters and advertising agencies. Many of the Company’s clients, a large percentage of which are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding its clients and converters. Management believes that this role has enabled the Company to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of the Company’s services and have worked closely with the Company to reduce the converters’ required lead-time, thereby lowering their costs. End-use clients often select and utilize the Company to ensure better control of their packaging or other needs and depend upon the Company to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media.

Many of the Company’s clients place orders on a daily and weekly basis and work closely with the Company year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven graphic cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases). This prompts such manufacturers to redesign their packages more frequently, resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Company’s business (also see “Seasonality and Cyclicality”).

In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage, health and beauty and home care industries.

Competition

The Company’s competition comes primarily from other independent color separators and converters and printers that have graphic service capabilities. The Company believes that approximately one-half of the Company’s target market is served by converters and printers, and the other one-half is served by independent color separators. Independent color separators are companies whose business is performing graphic services for one or more of the principal printing processes.

Some converters with graphic service capabilities compete with the Company by performing such services in connection with printing work. Independent color separators such as the Company, however, may offer greater technical capabilities, image quality control and speed of delivery. In addition, converters often utilize the services of the Company because of the rigorous demands being placed on them by clients who are requiring faster turnaround times. Increasingly, converters are being required to invest in technology to improve speed in the printing process and have avoided spending on graphic services technology.

As requirements of speed continue to be critical, along with the recognition of the importance of focusing on their core competencies, clients have increasingly recognized that the Company provides services at a rate and cost that makes outsourcing more cost effective and efficient.

Purchasing and Raw Materials

The Company purchases photographic film and chemicals, storage media, ink, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers. No shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials in cost of sales will continue to be reduced. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.

Intellectual Property

The Company owns no significant patents.

Employees

As of August 31, 2005, Merisel had approximately 475 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees. None of the employees are represented by unions and Merisel considers its employee relations to be good.

Backlog

The Company does not have or keep backlog figures, as projects or orders are generally in and out of the Company’s facilities within five to seven days. The Company maintains client relationships by delivering timely graphic services, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.

Seasonality and Cyclicality

The Company’s digital imaging graphic business for the consumer product packaging graphic market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. Increasingly, as demand for new products increases, traditional cycles related to timing of major brand redesign activity has gone from a three to four year cycle to a much shorter cycle. With respect to the advertising markets, some seasonality exists in that the months of December and January are typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. Advertising spending is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, the amount of ad pages declines. Generally, when ad pages decline, the Company’s advertising business declines.

Environmental Compliance

The Company believes that it is in substantial compliance with all material environmental laws applicable to it and its operations.

Where You Can Find Additional Information

The Company files with or furnishes to the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and proxy statements. The Company’s SEC filings are available free of charge through its Internet website at http://www.merisel.com as soon as they are filed with or furnished to the SEC.

Risk Factors

The Company may not be able to successfully implement its business strategy, which could adversely affect the Company’s business, financial condition and results of operations.

The Company’s success depends on its ability to implement its business strategy, including growing the business through acquisitions and increasing market share. The Company’s results of operations and cash flow will be adversely affected if the Company cannot fully implement its business strategy. Successful implementation depends on factors specific to the graphic image arts industry and numerous other factors beyond the Company’s control. These include adverse changes in:

•	general economic conditions and conditions in the Company’s local markets;

•	the competitive environment in the graphic image arts that may force the Company to reduce prices;

•	the Company’s ability to anticipate and meet changes in consumer preferences for graphic image arts products and services in a timely or cost-effective manner; and

•	the Company’s continued ability to hire and retain qualified personnel.

In addition, because of these and other factors, the Company may not be able to implement its expansion and business plans within planned time periods and budgets. If the Company cannot implement its expansion and business plans in a timely fashion, or if there are delays or cost overruns, the Company’s business, financial condition and results of operations will be adversely affected.

If the Company’s senior management or other key personnel were to leave, the Company’s operating results could be adversely affected, and the Company might not be able to attract or retain additional qualified personnel.

The Company is dependent upon the performance of members of its senior management and its key sales personnel. If the Company was to lose the services of any of its senior management or other key personnel, such a loss could have a material adverse effect on the business of such company and therefore on the financial performance the Company.

The Company lacks long-term agreements with its customers, which could make the Company business and results of operations highly volatile.

The digital imaging and commercial prototype business is generally characterized by individual orders from clients on a project-by-project basis rather than long-term supply contracts. Continued engagements for successive jobs are primarily dependent upon the client's satisfaction with products and services previously provided. The Company has yet to establish long-standing relationships with its clients. The Company is not able to predict with certainty the volume of its business in the near or distant future. Accordingly, any failure to adjust the Company’s operations due to changing market conditions or failure to accurately estimate demand for its products or services could adversely affect its operating results.

If the Company is unable to rapidly and successfully develop new ways of providing services and new products, some of its services or products may become obsolete and its operating results could suffer.

The Company’s products and services and the equipment that it employs in delivering its products and services are subject to rapid technological change and rapid obsolescence. The success of Color Edge and Comp 24 prior to their acquisition by the Company in part depended on their ability to develop and exploit emerging technologies in the digital imaging and commercial prototype industry. New technologies may have the effect of lessening the Company’s current technological advantages. The Company’s businesses may be adversely affected if it is unable to keep pace with relevant changes or if the technologies that it adopts do not receive widespread market acceptance. Any such adverse effect on the Company’s businesses could adversely impact the financial performance.

The graphic image arts industry is highly competitive and the Company’s business and results of operations will be adversely affected if the Company is not able to complete effectively.

The market for digital imaging services and commercial prototype products is highly fragmented, with national and regional participants. The Company faces, and will continue to face, competition in its business from many sources, including national and regional companies, some of which have greater financial, marketing and other resources than the Company. In addition, many local and regional firms specializing in particular industry segments compete on the basis of established long-term relationships or specialized knowledge of such segments. The introduction of new technologies may also lead to increased in-house production of digital imaging and commercial prototype work by the Company’s clients, or create lower barriers to entry so as to permit other firms to provide competing products and services. There can be no assurance that competitors will not introduce services or products that achieve greater market acceptance than, or are technologically superior to, the Company’s product and service offerings. Competitors and future competitors have or may have more extensive digital imaging, commercial prototype or other capabilities, more extensive experience and greater financial, marketing and other resources than the Company. This increased competition may intensify pressure on Merisel's pricing model and could have a material adverse effect on Merisel's revenues.

The process of integrating the Company’s recent acquisitions may disrupt the Company's business, operations and internal resources.

The integration of Color Edge, Comp 24 and Crush will be complex, time-consuming and expensive and may disrupt the Company's business and operations. In addition, the integration process may strain the Company's financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. There can be no assurance that Color Edge, Comp 24 and Crush will successfully integrate or that the Company will realize any of the anticipated benefits of the acquisitions.

If the Company is unable to relist its common stock with the Nasdaq National Market or another major securities market or exchange, the trading price of the Company’s common stock may decline substantially and stockholders will experience a significant decrease in the liquidity of the common stock.

On October 1, 2004, the Company received a notice from Nasdaq that the Company’s common stock would be delisted from the Nasdaq National Market at the opening of business on October 12, 2004 under Marketplace Rules 4300 and 433(a)(3). These rules provide Nasdaq with discretionary authority to apply more stringent standards when Nasdaq deems it necessary based on any condition or event, including potential market abuses. The staff of Nasdaq indicated that they be believed that the Company was not then engaged in active business and was therefore a “public shell”, which may be subject to market abuses or other conduct detrimental to the interests of the investing public.

On November 30, 2004, the Nasdaq notified the Company by letter that the Company had failed to file its Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2004 which it was required to file pursuant to Nasdaq Marketplace Rule 4310(c)(14) in its determination of whether to delist the Company’s common stock.

On December 20, 2004, the Company announced that the Nasdaq Listing Qualifications Panel had denied the Company’s appeal of the Nasdaq’s staff’s October 1, 2004 decision to delist the Company’s common stock and that the common stock would be delisted effective the open of business on December 22, 2004. On that date our common stock began trading on the Pink Sheets. Because the Company is not current in its periodic SEC reporting requirements, the Company is presently ineligible to trade on the OTC Bulletin Board.

There can be no assurance that the Company will be able to relist the common stock on the Nasdaq National Market or any other major securities market or exchange. If the Company is unable to relist the common stock, the trading price of the common stock may decline substantially and stockholders will experience a significant decrease in the liquidity or the common stock. Securities that trade on the Pink Sheets, including the Company’s common stock, may also be subject to higher transaction costs for trades and have reduced liquidity compared to securities that trade on the Nasdaq National Market and other organized markets and exchanges.

If the Company is unable to successfully bring the internal controls of its acquired business up to the level required of a public company, its ability to report its financial results on a timely and accurate basis may continue to be adversely affected.

The Company is implementing various actions to address the internal controls and procedures existing in the businesses it has acquired. If these actions are not successful in addressing these internal control issues, the Company’s ability to report its financial results on a timely and accurate basis may continue to be adversely affected.

The Company’s senior credit facilities may limit its ability to expand its business, and its ability to comply with the covenants, tests and restrictions governing the credit facilities may be affected by events that are beyond the Company’s control.

In connection with the Company’s acquisition of Color Edge, Color Edge Visual, Comp 24 and Crush in March and August 2005, the Company incurred approximately $11.0 million in debt under its senior credit facilities. The terms of the Company’s senior credit facilities contain financial and other restrictions requiring us, among other things, to maintain financial ratios and meet financial tests. It also restricts the Company’s ability to, among other things, incur additional indebtedness, engage in certain mergers, acquisition or reorganizations, pay dividends or redeem or repurchase capital stock and create or allow liens. The restrictive covenants in the senior credit facilities may limit the Company’s ability to expand its business, and its ability to comply with these provisions and to repay or refinance certain senior credit facilities may be affected by events beyond the Company’s control. Any failure to make any required payment under the senior credit facilities or to comply with any of the financial and operating covenants included in the senior credit facilities would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that the Company may have outstanding at that time.

Any failure by the Company to successfully complete acquisitions could harm its business and financial prospects.

As part of the Company’s business strategy, the Company frequently engages in discussions with third parties regarding possible acquisitions in order to further the Company’s strategic objectives. In order to pursue this strategy successfully, the Company must identify suitable acquisition candidates, complete these transactions, some of which may be large and complex, and integrate the acquired companies. Integration and other risks of acquisitions can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously.

Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the Company’s business. The challenges involved in integration include:

•
demonstrating to customers and other business partners that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

•
consolidating administrative infrastructure and consolidating and rationalizing corporate IT infrastructure, including implementing information management and system processes that enable increased customer satisfaction, improved productivity and lower costs;

•	coordinating sales and marketing efforts to communicate the Company’s capabilities effectively;

•	preserving marketing or other important relationships and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees while implementing restructuring programs; and

•
coordinating and combining operations, subsidiaries and affiliated entities, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations and also may result in contract terminations or renegotiations and labor and tax law implications.

Even if an acquisition is successfully integrated, the Company may not receive the expected benefits of the transaction. Managing acquisitions requires varying levels of management resources, which may divert the Company’s attention from other business operations. These transactions may result in significant costs and expenses and charges to earnings. As a result of the foregoing, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Business disruptions could seriously harm the Company’s future revenue and financial condition and increase the Company’s costs and expenses.

The Company’s operations could be subject to natural disasters and other business disruptions, which could seriously harm the Company’s revenue and financial condition and increase the Company’s costs and expenses. The Company’s corporate headquarters are located in New York, an area that has experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of the Company’s vendors or customers. The Company maintains insurance for losses and interruptions caused by certain types of business interruptions; however, there is no assurance that a particular loss may be insured.

Item 2. Properties.

The Company's headquarters and primary production facility are located in New York, New York, where the Company leases a 106,000 square-foot facility. The Company owns or leases the following office and operating facilities:

Location	Square Feet (approx.)	Owned /Leased	Purpose	Lease Expiration Date	Division
New York, NY	25,000	Leased	General Offices, Operating Facility	December 2011	Corporate
New York, NY	81,000	Leased	General Offices, Operating Facility	April 2014	Corporate
New York, NY	7,500	Leased	Store Front, Operating Facility	September 2005	Color Edge Art
Edison, NJ	13,720	Leased	Operating Facility	Month to month	Color Edge Visual
Burbank, CA	65,000	Leased	General Offices, Operating Facility	July 2011	Crush Creative
Long Beach, CA (1)	5,017	Leased	General Offices	September 2005	Corporate
Cary, NC	29 acres	Owned	Held for sale	N/A	Merisel Properties

(1) This lease will terminate on September 25, 2005.

Item 3. Legal Proceedings.

In February 2004, the Company was served with a summons and complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al, Debtor, Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA. The complaint was filed in the United States Bankruptcy Court, Eastern District of Missouri, Eastern Division, Case No. 01-41593-293. The complaint alleges that Bridge Information Systems, Inc. made preferential transfers of money to Merisel Americas, Inc. in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Merisel Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the complaint are the obligations of MOCA and not the Company. The Company has been advised by counsel to Arrow Electronics, Inc., the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint.

In November 2004 the Company filed a lawsuit against its former President and Chief Executive Officer Timothy Jenson. Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC, and TDH Enterprises, LLC were also named as defendants. The lawsuit alleged, among other things, fraud in connection with the sale of the Company’s software licensing business, including its notes and real property assets, to D&H Services, LLC, in exchange for the assumption of certain liabilities and a nominal amount of cash. The Company sought rescission of the sale to D&H Services, LLC and compensatory and punitive damages. In February 2005, the Company settled this dispute. As part of the settlement, Mr. Jenson received certain cash payments, and D&H transferred to Merisel Americas, Inc. certain cash, assets and liabilities related to the purchase agreement between Merisel America, Inc. and D&H that closed in August 2004.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on October 27, 2004.

(b)	Not applicable.

(c)	The following matters were submitted to a vote of security holders at the annual meeting:

1.
The stockholders voted upon and approved an amendment to the Company’s restated certificate of incorporation to decrease the number of authorized shares of capital stock from 151,000,000 to 31,000,000 and decrease the number of authorized shares of common stock from 150,000,000 to 30,000,000. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes

7,893,808	14,919	3,044

2.	Election of nominees as Class I directors to the Board of Directors. The nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld
Albert J. Fitzgibbons III	7,885,460	26,311
Lawrence J. Schoenberg	7,897,498	14,273

(d)	Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock currently trades on the National Quotation Service Bureau (commonly known as the “Pink Sheets”) under the symbol “MSEL.PK”. From October 1988 to December 2004, the Company’s common stock was traded on the Nasdaq National Market. The following table sets forth, for the period indicated, the quarterly high and low sale per share prices for the common stock.

Fiscal Year 2004	High	Low	Fiscal Year 2003	High	Low
First quarter	6 5/16	4 1/4	First quarter	3 1/2	1 7/8
Second quarter	5 11/16	4 1/2	Second quarter	4 9/16	2 1/16
Third quarter	4 5/8	2 5/16	Third quarter	6 1/16	4 1/4
Fourth quarter	6 3/8	3 15/16	Fourth quarter	7 1/4	4 7/8

Holders of Record

As of September 23, 2005, there were 750 record holders of the Company’s common stock. This number does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers.

Dividend Policy

Merisel has never declared or paid any dividends on its common stock and does not anticipate paying dividends on the common stock in the foreseeable future.

Item 6. Selected Financial Data.

The following data was derived from the Company’s consolidated financial statements. This data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	2000	2001	2002	2003	2004
Income Statement Data (1 and 2):
Selling, general & administrative expenses	$2,509	$2,563	$2,670	$2,602	$2,276
Gain on debt extinguishment (3)	49,003	2,872	-	-	-
Operating income (loss)	46,494	309	(2,670)	(2,602)	(2,276)
Interest expense (income), net	10,920	(264)	(802)	(436)	(586)
Income (loss) from continuing operations	35,574	573	(1,868)	(2,166)	(1,690)
Discontinued operations: Income (loss) from discontinued operations	(156,539)	(24,042)	8,978	4,926	3,540
Gain (loss) on sale of discontinued operations	25,178	36,250	-	-	(2,643)
Net income (loss)	$(95,787)	$12,781	$7,110	$2,760	$(793)
Preferred stock dividends	677	1,292	1,399	1,514	1,639
Net income (loss) available to common stockholders	$(96,464)	$11,489	$5,711	$1,246	$(2,432)

Share Data (4):
Net income (loss) available to common stockholders per diluted share	$(12.01)	$1.44	$0.74	$0.16	$(0.32)
Weighted average number of diluted Shares	8,031	7,989	7,735	7,617	7,620
Balance Sheet Data:
Working capital	$8,741	$35,304	$41,659	$42,812	$43,767
Total assets	178,281	68,955	72,844	67,212	47,950
Long-term and subordinated debt	23,803	-	-	-	-
Total debt	25,166	-	-	-	-
Stockholders' equity	13,418	35,395	41,750	44,662	43,841

(1)
For the years 2000 and 2001, Merisel's fiscal year was the 52- week period ending on the Saturday nearest December 31. For clarity of presentation throughout this report, Merisel described these fiscal years presented as if the year ended on December 31. Effective for the year ended December 31, 2002 the Company changed its fiscal year to end on December 31. This change did not have a material effect on the results presented. Additionally, the selected financial data set forth above includes those balances and activities related to the Company's wholly owned subsidiary Merisel Canada through its disposal as of July 28, 2001.

(2)	The Company has reclassified its consolidated financial statements to exclude results related to the U.S., Canada, MOCA and Optisel business units, which are included in discontinued operations.

(3)
The Company adopted Statement of Financial Accounting Standard No. 145, “Reporting Gains and Losses from Extinguishment of Debt” in 2002. The adoption resulted in the retroactive reclassification of gain on debt extinguishment from an extraordinary item to a component of operations.

(4)	Per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split that occurred on February 14, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For an understanding of the significant factors that influenced the Company’s performance during the past three years, the following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the consolidated financial statements and the related notes included elsewhere in this report.

This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those factors set forth in Item 1. “Risk Factors” and other factors presented throughout this report.

Introduction

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). The Company operated as a full-line international computer distributor until the December 2000. Merisel’s only business from July 2001 through August 2004 was its software licensing business.

Management Overview of 2004 Operations and Key Events

During 2004, the Company searched for acquisitions and operated its software licensing distribution business until August 2004, at which point the assets of the software licensing business were sold to D&H Services, LLC. The sale of the software licensing business to D&H Services was rescinded in February 2005. However, because the operations of the business ceased as of August 2004, the operations are treated as a discontinued operation.

In November 2004, the Audit Committee of the Company initiated an investigation into the sale of these assets and subsequently filed a lawsuit against its former President and Chief Executive Officer Timothy Jenson. Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC, and TDH Enterprises, LLC were also named as defendants. The lawsuit alleged, among other things, fraud in connection with the sale of the Company’s software licensing business, including its notes and real property assets, to D&H Services, LLC, in exchange for the assumption of certain liabilities and a nominal amount of cash. The Company sought rescission of the sale to D&H Services, LLC and compensatory and punitive damages. On February 28, 2005, the Company settled this dispute. As part of the settlement, Mr. Jenson received certain cash payments, and D&H transferred to Merisel Americas, Inc., certain cash, assets and liabilities related to the Purchase Agreement between Merisel America, Inc. and D&H that closed in August 2004.

In November 2004, Timothy N. Jenson resigned as the Company’s President and Chief Executive Officer and the Board of Directors named Donald R. Uzzi as his replacement.

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

On December 15, 2004, Deloitte & Touche LLP resigned from the Company’s audit engagement. On February 1, 2005, the Audit Committee of the Company’s Board of Directors selected and retained the independent registered public accounting firm of BDO Seidman, LLP as its independent auditors.

Subsequent Events

In March 2005, the Company acquired the following businesses:

•
Color Edge. - The Company purchased substantially all of the assets of Color Edge, Inc., a New York corporation ("CE"), for a purchase price consisting of $2,335,000 in cash, subject to adjustment based upon CE's and CEV's (as defined below) net working capital on March 1, 2005, and an additional amount of up to approximately $905,000 in cash, providing EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds over a three-year period commencing January 1, 2005. In addition, the Company agreed to assume certain of CE's liabilities, as discussed below, and make an accounts receivable payment to CE to the extent certain excluded liabilities payments are made by CE.

•
Color Edge Visual - The Company purchased substantially all of the assets of each of Color Edge Visual, Inc., a New York corporation ("Visual"), and its wholly-owned subsidiary, Photobition New York, Inc., a Delaware corporation ("PBNY" collectively with Visual, "CEV"), for a purchase price consisting of $18,169,000 in cash, subject to adjustment based upon CE's and CEV's net working capital on March 1, 2005, and an additional amount of up to approximately $7,041,000 in cash, provided EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds over a three-year period commencing January 1, 2005. In addition, MCEV agreed to assume certain of CEV's liabilities and make an accounts receivable payment to CEV to the extent certain excluded liabilities payments are made by CEV.

The Company agreed to assume certain borrowed money and capital leases obligations of CE and CEV, together (“Color Edge”), in the approximate aggregate amount of $9,000,000 plus certain trade payables and accruals of CE and CEV under the terms of CE and CEV purchase agreements. Additionally, with respect to the CEV purchase agreement, the Company would also be obligated to reimburse CEV in an amount up to $2,000,000 for certain tax liabilities incurred by CEV's shareholders.

•
Comp 24 - The Company purchased substantially all of the assets of Comp 24, LLC, a Delaware limited liability company ("Comp 24"), for a purchase price consisting of $10,889,000 in cash, subject to adjustment based upon Comp 24's net working capital on the Closing Date, and an additional amount of up to $1,631,000 in cash, provided EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds over the three-year period commencing January 1, 2005. In addition, Merisel agreed to assume certain obligations for borrowed money of Comp 24 in the amount of $1,000,000, plus trade payables and accruals of Comp 24.

The assets acquired from Color Edge and Comp 24 include, among other things, machinery, equipment, inventory, receivables, intellectual property (including trademarks, trade names and domain names of the acquired companies), contracts, certain leased real property, and other intangibles.

In August 2005, the Company acquired the following business:

•
Crush - The Company purchased substantially all of the assets of Crush Creative, Inc. ("Crush"). The purchase price consisted of $6,937,500 in cash and an additional amount of up to approximately $2,500,000 over a four year period provided EBITDA, net of excess capital expenditures, exceeds certain agreed upon thresholds. The Company also assumed certain obligations for borrowed money and capital lease obligations of Crush in the approximate aggregate amount of $2,500,000 plus certain trade accruals and trade payables of Crush. The aggregate cash consideration to be paid to Crush will be subject to adjustment based on the difference, if any, between the net working capital and tangible net worth of assumed assets and liabilities at closing and certain agreed upon target amounts. A portion of the cash consideration payable will be held in escrow until certain agreed release dates.

Discontinued Operations

In October 2000, the Company completed the sale of its MOCA business unit, a distributor of Sun Microsystems products, to Arrow for a purchase price of $110 million, subject to adjustments based on changes in working capital reflected on the closing balance sheet of Merisel Open Computing Alliance, Inc., plus an additional amount up to $37.5 million payable by the end of March 2001 based upon MOCA's ability to retain existing and gain additional business (the “Additional Payment”). The actual purchase price (excluding the Additional Payment but including amounts received as deferred purchase price payments) was approximately $179.8 million of which approximately $57.5 million was for amounts outstanding under the Merisel asset securitization facility. Based on the purchase price the Company realized a gain, net of costs associated with the sale, of approximately $25.2 million. In March 2001 the Company received an Additional Payment of $37.5 million which, after deducting certain obligations relating to the payment, netted $36.3 million, which was recorded in the quarter ended March 31, 2001 and resulted in a gain of $36.3 million.

Through Optisel, in November 2000 the Company acquired substantially all the e-services assets of Value America, Inc. with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. In connection with the sale of the MOCA business to Arrow, the Company entered into a transition services agreement with Arrow pursuant to which Optisel provided fee-based distribution and logistics services and information technology services for MOCA through February 1, 2002. In connection with the sale of Merisel Canada to Synnex, Merisel and Synnex entered into a fee-based transition services agreement pursuant to which Optisel provided information technology services to Merisel Canada through September 10, 2001. Optisel did not generate any significant revenue except under these two transition services agreements. As a result of general economic conditions and Optisel’s lack of success in generating Internet-related business, the Company discontinued operations of the Optisel business during the fourth quarter of 2001.

In December 2000, the Company determined that, primarily as a result of a significant contraction in net sales and continuing substantial operating losses, it would focus solely on software licensing and the balance of the U.S. distribution business would be wound down. On July 28, 2001, the Company completed the sale of Merisel Canada, a distributor of computer hardware and software products, to Synnex. The purchase price was CDN$30,000,000, of which CDN$1,000,000 is reflected as a liability on the Company’s balance sheet at December 31, 2002, pending resolution of certain indemnification claims. In connection with this transaction, in the quarter ended June 30, 2001 the Company recorded an impairment charge of approximately $29,416,000 with respect to Merisel Canada related to the excess book value over expected cash consideration less transaction fees. During the fourth quarter of 2001 the closing balance sheet of Merisel Canada was finalized and agreed to by the Company and Synnex. This resulted in a payment of CDN$2,000,000 to the Company, which was recorded as a $1,305,000 adjustment to the impairment charge previously recorded in the second quarter of 2001. On August 18, 2004 the Company sold substantially all of the assets of the software licensing business to D&H Services, LLC for the net book value of the assets. This event triggered a discontinuance of the entire distribution business, which shared common customer and vendor bases.

The Company has reclassified, as discontinued operations, its consolidated financial statements to reflect the sale of the MOCA, software licensing and Canada businesses and the discontinuance of the U.S. distribution and Optisel operations and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of these businesses. The net operating results and net cash flows of these businesses have been reported as “Discontinued Operations” in the accompanying consolidated financial statements.

Results of Operations

Including discontinued operations, the Company reported a net loss to common stockholders of $2,432,000 or $0.32 per share for 2004, compared to net income available to common stockholders of $1,246,000 or $0.16 per share for 2003 and $5,711,000 or $0.74 per share for 2002. These results include income from discontinued operations of $3,540,000 for 2004, $4,926,000 for 2003 and $8,978,000 for 2002 and a loss on the sale of discontinued operations of $2,643,000 in 2004. The discussion and analysis below is limited to the Company's continuing operations, which during the time periods addressed in this report were limited to acquisition activity and public company administration.

Comparison of Fiscal Years Ended December 31, 2004 and December 31, 2003

Selling, General and Administrative - Selling, general and administrative expenses decreased by $326,000 or 12.5% from $2,602,000 for the year ended December 31, 2003 to $2,276,000 for the year ended December 31, 2004. This decrease was caused primarily by cost reductions in the executive area. The Company does not believe that it will be able to make significant further reductions in its selling, general and administrative expense levels.

Interest Income - Interest income for the Company increased from $436,000 for the year ended December 31, 2003 to $586,000 for the year ended December 31, 2004. The change primarily reflects higher average interest rates experienced on the Company’s cash balances during the 2004 period.

Income Taxes - Based on the Company’s available net operating loss carryforwards, there was no tax provision recorded for the years ended December 31, 2003 and 2004. See “Notes to Consolidated Financial Statements - Note 6 - Income Taxes”.

Discontinued Operations - Revenue from discontinued operations decreased $57,941,000 or 60.3% from $96,042,000 in 2003 to $38,101,000 in 2004. As all of the operations that were generating revenue for the Company have been discontinued, the Company will not have any source of revenue other than interest income until the successful completion of an acquisition. Direct selling, general and administrative expenses of the discontinued operations decreased by $386,000 or 24.1% from $1,601,000 in 2003 to $1,215,000 in 2004. While the Company eliminated all of the expenses directly associated with the discontinued operations, there are certain overhead expenses relating to merger and acquisition activities and public company costs that will continue to recur. The Company recorded an impairment charge of $1,800,000 in 2003 related to the default on a note securing the sale of a building located in North Carolina. The Company recorded restructuring charges related to employee termination benefits and lease commitments of $650,000 in 2003 and released previously recorded restructuring charges of $1,093,000 in 2004. Interest income from discontinued operations which was derived mainly from customers, the note on the Gregson building and tax refunds, decreased from $315,000 in 2003 to $153,000 in 2004. Other income was $2,474,000 in 2003, related primarily to a bankruptcy settlement of CHS, the purchaser of the Company’s Europe, Mexico and Latin America subsidiaries and was $135,000 in 2004 related to the sale of fully depreciated fixed assets. There was an income tax benefit related to discontinued operations of $909,000 in 2003 related to state and federal income tax refunds in the period and an income tax provision of $92,000 in 2004 related to state income tax audits.

Net Income - The Company reported net income available to common stockholders of $1,246,000, or $0.16 per share, in 2003 compared to a net loss to common stockholders of $2,432,000, or $0.32 per share, in 2004.

Comparison of Fiscal Years Ended December 31, 2003 and December 31, 2002

Selling, General and Administrative - Selling, general and administrative expenses decreased by $68,000 or 2.5% from $2,670,000 for the year ended December 31, 2002 to $2,602,000 for the year ended December 31, 2003. This decrease was caused primarily by cost reductions in the executive area. .

Interest Income - Interest income for the Company decreased from $802,000 for the year ended December 31, 2002 to $436,000 for the year ended December 31, 2003. The change primarily reflects lower average interest rates experienced on the Company’s cash balances during the 2003 period.

Income Taxes - Based on the Company’s available net operating loss carryforwards, there was no tax provision recorded for the years ended December 31, 2003 and 2004. See “Notes to Consolidated Financial Statements - Note 6 - Income Taxes”.

Discontinued Operations - Revenue from discontinued operations increased $13,299,000 or 16.1% from $82,743,000 in 2002 to $96,042,000 in 2003. As all of the operations that were generating revenue for the Company have been discontinued, the Company will not have any source of revenue other than interest income until the successful completion of an acquisition. Direct selling, general and administrative expenses of the discontinued operations decreased by $1,207,000 or 43.0% from $2,808,000 in 2002 to $1,601,000 in 2003. While the Company eliminated all of the expenses directly associated with the discontinued operations, there are certain overhead expenses relating to merger and acquisition activities and public company costs that will continue to recur. The Company recorded an impairment charge of $1,800,000 in 2003 related to the default on a note securing the sale of a building located in North Carolina. The Company recorded restructuring charges related to employee termination benefits and lease commitments of $650,000 in 2003 and released previously recorded restructuring charges of $244,000 in 2002. Interest income from discontinued operations which was derived mainly from customers, the note on the Gregson building and tax refunds, increased from $182,000 in 2002 to $315,000 in 2003. Other income was $169,000 in 2002 related to the sale of fully depreciated fixed assets and was $2,474,000 in 2003, related primarily to a bankruptcy settlement of CHS, the purchaser of the Company’s Europe, Mexico and Latin America subsidiaries. There were income tax benefits related to discontinued operations of $920,000 and $909,000 in 2002 and 2003, respectively, related to state and federal income tax refunds in both periods.

Net Income - The Company reported net income available to common stockholders of $5,711,000, or $0.74 per share, in 2002 compared to $1,246,000, or $0.16 per share, in 2003.

Liquidity and Capital Resources

Cash Flow Activity for 2002, 2003 and 2004

Analysis of Cash Flows	For the Years Ended
(in thousands)	2002	2003	2004
Cash flows used in operating activities	$1,443	$2,692	$3,439
Cash flows used in investing activities	636	63	--
Cash flows provided by (used in) financing activities	(516)	(7)	15
Net increase (decrease) in cash and cash equivalents	$(8,783)	$(1,847)	$1,913

Net cash used in operating activities was $3,439,000, $2,693,000 and $1,443,000 during the years ended December 31, 2004, 2003 and 2002, respectively. In all periods, cash used in operations primarily relates to losses from continuing operations and the extinguishment of liabilities.

Net cash used in investing activities was $63,000 in 2003 and $636,000 in 2002, representing amounts used to purchase Company securities in both years.

Net cash provided by financing activities in 2004 was $15,000 related to the issuance of common stock. Net cash used in financing activities was $7,000 and $516,000 in 2003 and 2002, respectively, which related to the repurchase of treasury stock.

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $4,882,000 and $6,521,000 were recorded at December 31, 2003 and 2004, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of December 31, 2004, no redemptions have been made.

The Company leases certain of its facilities and equipment under noncancelable operating leases. As of December 31, 2004, the Company has one noncancelable operating leases for a facility in Long Beach, California with noncancelable lease terms in excess of one year. The Company entered into an agreement for early termination of this lease in September 2005. In each of the acquisitions completed during 2005, the Company has assumed certain noncancelable operating leases.

The Company has no outstanding debt at December 31, 2004, but has incurred aggregate debt of $11.0 million in relation to the acquisitions completed in March and August of 2005. For a description of the key terms of this debt, see the Company’s Current Reports on Form 8-K filed with the SEC on March 7, 2005 and August 8, 2005.

Management believes that, with its cash balances and anticipated cash balances after discontinued operations related expenditures, it has sufficient liquidity. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control. The Company used a significant amount of cash to complete the Color Edge and Comp 24 acquisitions, and may use an additional amount of cash to fund future acquisitions, resulting in less liquidity to meet its working capital needs.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2004. Additional details regarding these obligations are provided in footnotes to the consolidated financial statements at Item 8. Financial Statements and Supplementary Data.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	195	34	109	52	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	759	759	-	-	-
Total	954	793	109	52	-

Since December 31, 2004 the Company has used approximately $41.0 million to fund acquisitions and acquisition related commitments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Investments

At December 31, 2004, the Company had cash investments of $46,555,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Of this amount, $759,000 was restricted to be used to payout the deferred compensation of the Company’s former Chief Executive Officer. Additionally, the Company had cash balances of $306,000 maintained in various checking accounts at December 31, 2004.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Merisel, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Merisel, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merisel, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

New York, NY

August 19, 2005

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2004
ASSETS

Current assets:
Cash and cash equivalents	$44,948	$46,861
Restricted cash	-	759
Current assets of discontinued operations	19,663	-
Prepaid expenses and other current assets	-	256
Total current assets	64,611	47,876
Non-current assets of discontinued operations	1,797	-
Other assets	804	74
Total assets	$67,212	$47,950

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1	$10
Accrued liabilities	4,779	4,099
Current liabilities of discontinued operations	17,019	-
Total current liabilities	21,799	4,109

Long-term liabilities	751	-

Commitments and Contingencies

Stockholders' equity:
Convertible preferred stock, $.01 par value; authorized 1,000,000 shares; 150,000 shares issued and outstanding	19,882	21,521
Common stock, $.01 par value; authorized 150,000,000 shares; 8,026,375 shares issued and 7,616,395 shares outstanding at December 31, 2003; 8,033,875 shares issued and 7,623,895 shares outstanding at December 31, 2004	80	80
Additional paid-in capital	278,300	277,375
Accumulated deficit	(252,799)	(253,592)
Treasury stock at cost, 409,980 shares repurchased as of December 31, 2003 and 2004	(851)	(851)
Unamortized deferred compensation	-	(692)
Accumulated other comprehensive loss	50	-
Total stockholders' equity	44,662	43,841
Total liabilities and stockholders' equity	$67,212	$47,950

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
Continuing Operations:	2002	2003	2004
Selling, general and administrative expenses	$2,670	$2,602	$2,276
Operating loss	(2,670)	(2,602)	(2,276)
Interest income, net	802	436	586
Loss from continuing operations	(1,868)	(2,166)	(1,690)
Income from discontinued operations	8,978	4,926	3,540
Loss on sale of software licensing operations	-	-	2,643
Net income (loss)	$7,110	$2,760	$(793)

Preferred stock dividends	1,399	1,514	1,639
Net income (loss) available to common stockholders	$5,711	$1,246	$(2,432)

Net income (loss) per share (basic and diluted): Loss from continuing operations available to common stockholders	$(0.42)	$(0.48)	$(0.44)
Discontinued operations:
Income from discontinued operations	1.16	0.64	0.47
Loss on sale of software licensing operations	-	-	(0.35)
Net income (loss) available to common stockholders	$0.74	$0.16	$(0.32)

Weighted average number of shares (basic and diluted):	7,735	7,617	7,620

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

See accompanying notes to consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total	Comprehensive Income
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2001	150,000	$16,969	8,025,375	$80	$281,343	-	$(262,669)	-	(188,200)	$(328)	$35,395
Accumulation of convertible preferred stock dividend		1,399			(1,399)
Issuance of restricted stock grant			1,000		(130)						(130)
Treasury Stock									(219,080)	(516)	(516)
Comprehensive Income:
Unrealized loss on investments								$(109)			(109)	$ (109)
Net income							7,110				7,110	7,110
Total Comprehensive Income												$7,001
Balance at December 31, 2002	150,000	$18,368	8,026,375	$80	$279,814	-	$(255,559)	$(109)	(407,280)	$(844)	$41,750
Accumulation of convertible preferred stock dividend		1,514			(1,514)
Treasury Stock									(2,700)	(7)	(7)
Comprehensive Income:
Unrealized gain on investments								159			159	$ 159
Net income							2,760				2,760	2,760
Total Comprehensive Income												$2,919
Balance at December 31, 2003	150,000	$19,882	8,026,375	$80	$278,300	-	$(252,799)	$50	(409,980)	$(851)	$44,662
Accumulation of convertible preferred stock dividend		1,639			(1,639)
Exercise of stock options			7,500		15						15
Deferred compensation					7	$(7)
Amortization of deferred compensation						7					7
Grant of restricted stock					692	(692)
Comprehensive Income:
Reclassification for net gains realized in net income								(50)			(50)	$(50)
Net loss							(793)				(793)	(793)
Total Comprehensive Income												$(843)
Balance at December 31, 2004	150,000	$21,521	8,033,875	$80	$277,375	$(692)	$(253,592)	$0	(409,980)	$(851)	$43,841

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2002	2003	2004
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,110	$2,760	$(793)
Add: Loss on sale of software licensing business	-	-	2,643
Less: income from discontinued operations, net	8,978	4,926	3,540
Loss from continuing operations	(1,868)	(2,166)	(1,690)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Non-cash deferred compensation	529	223	(50)
Restricted stock units compensation income (loss)	(133)	-	9
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1)	39	(285)
Accounts payable	-	1	9
Accrued liabilities	30	(789)	(1,432)
Net cash used in operating activities	(1,443)	(2,692)	(3,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	(636)	(63)	-
Net cash used in investing activities	(636)	(63)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	15
Purchase of treasury stock	(516)	(7)	-
Net cash provided by (used in) financing activities	(516)	(7)	15

Cash used for Continuing Operations	2,595	2,762	3,424

DISCONTINUED OPERATIONS
Cash provided by (used in) discontinued operations	(6,793)	890	5,202
Cash provided by investing activities	605	25	135
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(6,188)	915	5,337

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,783)	(1,847)	1,913
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,578	46,795	44,948
CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR	$46,795	$44,948	$46,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-	$-
Noncash investing and financing activities:
Sale of property for note receivable	2,975	-	-
Preferred dividend accumulated	1,399	1,514	1,639
Unrealized (gain) loss on securities	109	(159)	-

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2003 and 2004

1. Description of Business and Basis of Presentation

General— The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). From 1996 through the first quarter of 1997, the Company engaged in the process of divesting of its operations outside of the United States and Canada and its non-distribution operations, which resulted in the Company's operations being focused exclusively in the United States and Canada and consisting of three distinct business units: United States distribution, Canadian distribution and the Merisel Open Computing Alliance ("MOCA"). On October 27, 2000, the Company completed the sale of its MOCA business unit to Arrow Electronics, Inc. (“Arrow”). Additionally, on December 14, 2000, the Company announced that the U.S. distribution business would focus solely on software licensing and that the balance of the U.S. distribution business would be wound down. Effective as of July 28, 2001, the Company completed the sale of its Canadian distribution business (“Merisel Canada”) to Synnex Information Technologies, Inc. ("Synnex"). On November 10, 2000, the Company acquired substantially all the e-services assets of Value America, Inc. through the Company's newly formed subsidiary Optisel with the intention of leveraging the Company's distribution and logistics capabilities to operate a logistics and electronic services business. The acquisition was accounted for as a purchase and the purchase price, including assumption of certain liabilities, was $2,375,000. As a result of economic conditions generally and with respect to Internet-related businesses specifically and Optisel’s lack of success in generating business, the Company decided to discontinue operation of the Optisel business during the fourth quarter of 2001. On August 18, 2004, the Company sold the assets of its software licensing business to D&H Services, LLC (“D&H”). All of the Company’s former operations with the exception of acquisition activity have been classified as discontinued operations in the Company’s financial statements. As a consequence of the foregoing events, Merisel’s only business was its acquisition and public shell operations.

Management’s Plans—Based on the discontinuation of all of the Company’s former business operations, management’s plan is to use its available resources to complete acquisitions and enter a new industry. In March and August 2005, the Company completed four acquisitions in the graphics imaging industry. See Note 13 “Subsequent Events”.

2.	Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and certain amounts related to restructuring and wind-down activities recorded in accounts payable and accrued liabilities.

Consolidation Policy - The consolidated financial statements include the accounts of Merisel Americas, Inc. and Merisel Corporate. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Cash equivalents were $46,555,000 and $43,904,000 at December 31, 2004 and 2003, respectively. The Company invests excess cash in interest-bearing accounts. Interest income earned on cash balances for 2002, 2003 and 2004 was $802,000, $436,000 and $586,000, respectively.

Property and Depreciation—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

Investments - As of December 31, 2003 other assets included approximately $751,000 of equity securities, classified as available-for-sale. These securities are carried at fair value with any unrealized gain or loss recorded as other comprehensive income (loss). At December 31, 2004 all securities had been liquidated.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets—The Company reviews the recoverability of long-lived assets to determine if there has been any impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets.

Income Taxes—Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s consolidated financial statements and income tax returns. Management provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

Fair Values of Financial Instruments—Financial instruments include cash and cash equivalents and investments in securities. The fair values of cash and cash equivalents equal their carrying value because of their short-term nature. Investments in securities are recorded at fair market value as determined by quoted market prices.

Revenue Recognition, Returns and Sales Incentives— Due to the discontinued operations treatment of the software licensing business, the Company’s only source of revenue in the periods covered by this report is from interest income, which is recorded when earned.

Accounting for Stock-Based Compensation - Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, requires companies to estimate employee stock compensation expense based on the fair value method of accounting. However, the statement allows the alternative of continued use of the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” if pro forma disclosure of fair value amounts is provided. The Company has elected the alternative of continued use of APB Opinion No. 25. The Company will modify this policy in 2006 as required by SFAS No. 123(R), which requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements.

Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 2002, 2003 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	(In thousands, except per share amounts)
	2002	2003	2004
Net income (loss) available to common stockholders - As Reported	$5,711	$1,246	$(2,432)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3)	(3)	(62)
Net income (loss) - Pro Forma	$5,708	$1,243	$(2,494)

Net income (loss) available to shareholders Per Share (Basic & Diluted):
As Reported	$0.74	$0.16	$(0.32)
Pro Forma	$0.74	$0.16	$(0.33)

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications—Certain reclassifications were made to prior year statements to conform to the current year presentation.

New Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R), and the impact on its consolidated financial position and results of operations.

3.	Property and Equipment

The Company’s continuing operations had no property or equipment at December 31, 2003 or 2004.

In May 2002, the Company completed the sale of an office building in Cary, North Carolina. The $3,000,000 purchase price was paid $25,000 in cash and the remainder in a promissory note due May 20, 2004 or earlier in certain circumstances (the “Note”). The Note bears interest at the prime rate plus 2.25% payable monthly and is secured by the property. The prime rate was 4.00% at December 31, 2004. The Company recorded the Note at a discounted amount of $2,714,000 which approximated the carrying value of the property and is included in other assets in the accompanying consolidated balance sheets. The Company recognized no gain or loss on the sale of the property, net of actual disposal costs. In connection with the sale, the Company agreed to lend the purchaser up to an additional $1,000,000, at terms similar to the Note described above, to fund improvements to the property after the purchaser has funded $1,000,000 in initial improvements. As of December 31, 2004 the purchaser had not funded the $1,000,000 in initial improvements and no amounts have been loaned. During 2003, the purchaser informed the Company that the purchaser’s plans for developing the property securing the Note may not be economically feasible, resulting in an impairment of the Note. See “Note 8 - Impairment Losses” for discussion on current status on repayment of the Note.

The Note was included in the assets sold to D&H as part of the sale of the software licensing assets which was rescinded in February 2005. The Note is not recorded on the balance sheet of the Company at December 31, 2004, but will return to the Company’s balance sheet during the first quarter of 2005, at which time the fair value will be reassessed.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2003	2004
Accrued liabilities:
Lease commitments and other accruals	$2,458	$1,259
Compensation and other benefit accruals	960	552
Deferred Compensation	-	759
State and local sales taxes and other taxes	1,361	1,529
Total accrued liabilities	$4,779	$4,099

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Income Taxes

Due to the availability of net operating loss carryforwards, there was no provision for income taxes related to continuing operations in any of the periods presented.

Income tax refunds related to discontinued operations were received, resulting in the following tax benefits (in thousands):

	For the Years Ended December 31,
	2002	2003	2004
Discontinued Operations:
Federal	$(920)	$(909)	$-
State	-	-	-
Total provision	$(920)	$(909)	$-

Deferred income tax assets and liabilities were comprised of the following (in thousands):

	December 31,
	2003	2004
Net operating loss	$93,221	$101,471
Expense accruals	2,264	684
	95,485	102,155
Valuation allowances	(95,485)	(102,155)
Total	$-	$-

The major element contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations is the change in valuation allowance.

In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company’s equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company adjusted its deferred tax asset to reflect the estimated limitation. At December 31, 2004, the Company had available U.S. Federal net operating loss carryforwards of $266,543,000, which expire at various dates beginning December 31, 2012. As of December 31, 2004, $72,810,000 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $193,733,000 is not restricted. The restricted net operating loss is subject to an annual limitation of $7,476,000. The Company has certain state net operating losses which, due to limitations, are not expected to be fully utilized and may expire. The Company has recorded a full valuation allowance against the net deferred income tax assets at December 31, 2003 and 2004 based upon the Company’s estimate of the future realization of deferred income tax assets.

6.	Discontinued Operations

In August 2004, the Company completed the sale of the majority of its software licensing business to D&H Services, LLC, at which time it was determined to represent a discontinued operation. The Company has reclassified its consolidated financial statements to reflect the sale of the software licensing businesses and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of this business for all periods presented. The net operating results and net cash flows of this business has been reported as “Discontinued Operations” in the accompanying consolidated statements of operations and cash flows. At December 31, 2004, there are no remaining assets or liabilities of the discontinued operations (See Note 13 “Subsequent Events”). At December 31, 2003 there were total assets of $21,460,000 and $17,019,000 of liabilities recorded as discontinued operations in the accompanying consolidated balance sheets, as shown below.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sale was rescinded in February 2005. However, since the operations of the business ceased as of the date of the sale, it will be continued to be treated as a discontinued operation. (See Note 11 “Related Party Transactions” and Note 13 “Subsequent Events”).

Summarized financial information for the discontinued operations as of December 31, 2003 and for the years ended December 31, 2002, 2003 and 2004 is as follows (in thousands):

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

	2002	2003	2004
Net Sales	$82,743	$96,042	$38,101
Cost of Sales	72,472	90,763	34,505
Gross Profit	10,271	5,279	3,596

Selling, General & Administrative Expenses	2,808	1,601	1,215
Restructuring Charge (Recovery)	(244)	650	(1,093)
Impairment Charge	-	1,800	130
Operating Income	7,707	1,228	3,344

Interest Income	182	315	153
Other Income	169	2,474	135
Income before Provision for Income Tax	8,058	4,017	3,632

Income Tax Benefit (provision)	920	909	(92)
Net Income	$8,978	$4,926	$3,540

The operations recorded no tax provision in the reported periods due to the availability of net operating loss carryforwards. Tax benefits recorded in 2002 and 2003 are the result of income tax refunds and tax provision recorded in 2004 was related to taxes owed as the result of an income tax audit of the 2000 period.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases. As of December 31, 2004, there was one noncancelable operating lease that has a remaining lease term in excess of one year. This lease was terminated effective September 25, 2005 for a termination fee of $37,000. Rent payments for 2002, 2003 and 2004 were $893,000, $868,000 and $736,000 respectively. Of these amounts $726,000, $705,000 and $598,000 were related to discontinued operations in the respective 2002, 2003 and 2004 periods. Lease commitments do not include any lease commitments relating to acquisitions in 2005.

(in thousands)
Year Ending December 31	Operating Leases
2005	51
Total	51

In February 2004, the Company was served with a summons and complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al, Debtor, Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA (the “Complaint”). The Complaint alleges that Debtor made preferential transfers of money to Merisel Americas, Inc. (“Americas”) in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the Complaint are the obligations of MOCA and not that of the Company. The Company has been advised by counsel to Arrow Electronics, Inc. (“Arrow”), the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint. No provision for this claim has been recorded in the Company’s financial statements.

The Company is involved in certain legal proceedings arising in the ordinary course of business, and in connection with discontinued vendors related to the Company’s wound down business, none of which is expected to have a material impact on the financial condition or results of operations of Merisel. The Company made estimates of its potential exposures and has established reserves for potential losses related to such proceedings. There can be no assurance that the Company’s accruals will fully cover any possible exposure.

8.	Stock

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000,000. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and accrue from the original issue date whether or not declared by the Board of Directors. Accumulated dividends amounted to $3,368,000, $4,881,000 and $6,521,000 as of December 31, 2002, 2003 and 2004, respectively. The shares accumulated in association with dividends are at par value.

At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of December 31, 2004, no redemptions have been made.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Employee Stock Options and Benefit Plans

Employee Stock Options - On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At December 31, 2004, 287,564 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then-market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of December 31, 2004, 490,125 options remain outstanding under the Stock Award and Incentive plan.

As of December 31, 2004, 2,255 options, including 400 options issued to non-employee Directors, remain outstanding under the Company’s other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company’s 1992 Stock Option Plan for Non-Employee Directors.

During 1999, the Company issued 51,500 restricted stock units to certain employees under the Stock Award and Incentive Plan. Each restricted stock unit represented the right to receive one share of common stock of the Company at no cost to the employee. The restricted stock units cliff vest after three years with provisions for accelerated vesting in the event certain operating performance targets are met. As of December 31, 2002 all restricted stock units had either been exercised or cancelled, therefore there were no restricted stock units outstanding at December 31, 2002 and 2003. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, totaled $135,000 and was amortized over the related three-year vesting period. During 2002, $133,000 of previously recorded compensation expense related to the restricted stock units was reversed due to the cancellation of the awards. The Company awarded 150,000 shares of restricted stock to its Chief Executive Officer in November 2004. These shares were issued in September 2005. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, will be recorded over the related two-year vesting period, but was not material in 2004.

The following summarizes the aggregate activity in all of the Company’s plans for the three years ended December 31, 2004:

	2002		2003		2004
	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price
Outstanding at Beginning of year	204,965	27.10	179,270	26.46	80,945	18.04
Granted	-		-		300,000	8.33
Exercised	(1,000)		-		(7,500)	2.00
Canceled	(24,695)	32.82	(98,325)	33.39	(31,065)	20.59
Outstanding at end of year	179,270	26.46	80,945	18.04	342,380
Options exercisable at year end	151,770		60,945		42,380
Weighted average fair value at date of grant of options granted during the year	N/A		N/A		2.97

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/04	In Years	Price	at 12/31/04	Price

$58.75 to $58.75	200	1	$58.75	200	$58.75
$18.75 to $19.38	1,400	2	$19.29	1,400	$19.29
$23.10 to $43.10	655	3	$23.10	655	$23.10
$40.60 to $40.60	125	4	$40.60	125	$40.60
$17.50 to $22.19	40,000	6	$18.67	40,000	$18.67
$5.00 to $12.00	300,000	10	$8.33	-

$2.00 to $150.00	342,380			42,380

The fair value of each option granted during 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. There were no stock options granted in 2002 or 2003:

2004
Expected life	5.0
Expected volatility	94.36%
Risk-free interest rate	2.39%
Dividend Yield	0.00%

Benefit Plan - The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $109,000, $78,000 and $48,000 to the plan during the years ended December 31, 2002, 2003 and 2004, respectively. The contributions to the 401(k) plan were in the form of cash.

Stock repurchase program - The Company has a stock repurchase program, under which it repurchased $516,000 and $7,000 under the program in 2002 and 2003, respectively. No repurchases were made during 2004.

10.	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method. There were no dilutive common stock equivalents for the years ended December 31, 2002, 2003 or 2004. In 2004 the Board of Directors of the Company granted 150,000 shares of restricted stock and 300,000 stock options which are not included in the earnings per share calculations below as they would be anti-dilutive to the 2004 results.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands except share data):

	For the Years Ended December 31,
Weighted average shares outstanding	2002	2003	2004
Basic and diluted	7,735	7,617	7,620

	2002	2003	2004
Loss from operations	$(1,868)	$(2,166)	$(1,690)
Preferred stock dividends	1,399	1,514	1,639
Loss to common stockholders	(3,267)	(3,680)	(3,329)
Income from discontinued operations	8,978	4,926	3,540
Loss on sale of software licensing business	-	-	2,643
Net income (loss) available to common stockholders	$5,711	$1,246	$(2,432)

11.	Related Party Transactions

During 2002 and 2003 certain disbursements were made at the direction of the Company’s former Chief Executive Officer that lacked appropriate documentation. These expenditures have been recorded as a reduction of net income from discontinued operations in the amounts of $650,000 and $250,000 for the years ended December 31, 2002 and 2003, respectively. The Company is continuing to pursue additional information regarding these disbursements.

Subsequent to the sale of the software licensing business in 2004, it was discovered that the buyer, D&H, LLC, was a related party of the Company’s former Chief Executive Officer.

12.	Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the years ended 2003 and 2004 is presented below (in thousands, except per share amounts):
	2003
	March 31	June 30	September 30	December 31
Loss from operations	$493	$463	$504	$706
Income from discontinued operations	1,445	898	1,568	1,015
Net income	$952	$435	$1,064	$309

Earnings per share:
Loss from operations	$0.11	$0.11	$0.12	$0.14
Income from discontinued operations	0.19	0.12	0.21	0.12
Net income(loss)	$0.08	$0.01	$0.09	$(0.02)

	2004
	March 31	June 30	September 30	December 31
Loss from operations	$400	$594	$392	$304
Loss on sale of software licensing	-	-	2,643	-
Income (loss) from discontinued operations	1,466	207	3,002	(1,135)
Net income (loss)	$1,066	$(387)	$(33)	$(1,439)

Earnings per share:
Loss from operations	$0.11	$0.13	$0.10	$0.10
Loss on sale of software licensing	-	-	0.35	-
Income (loss) from discontinued operations	0.19	0.02	0.39	(0.15)
Net income (loss)	$0.08	$(0.11)	$(0.06)	$(0.25)

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Subsequent Events

On February 28, 2005, the Company settled its lawsuit against its former President and Chief Executive Officer Timothy Jenson. Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC, and TDH Enterprises, LLC were also named as defendants. The lawsuit alleged, among other things, fraud in connection with the sale of the Company’s software licensing business, including its notes and real property assets, to D&H Services, LLC, in exchange for the assumption of certain liabilities and a nominal amount of cash. As part of the settlement, Mr. Jenson received certain cash payments, and D&H transferred to Merisel Americas, Inc., certain cash, assets and liabilities related to the Purchase Agreement between Merisel America, Inc. and D&H that closed in August 2004. In relation to this rescission, the Company will recognize a gain of approximately $2,152,000 in the first quarter of 2005 related to the recovery of cash, land and notes receivable, reduced by the assumption of certain liabilities.

On March 3, 2005, the Company acquired, through three indirectly wholly-owned subsidiaries, substantially all of the assets of Color Edge, Inc. (“CE”), Color Edge Visual, Inc. and Photobition New York, Inc. (together “CEV”), and Comp 24, LLC, (“Comp 24”) each a New York-based company.

CE is a commercial photographic and digital imaging company that provides custom, made-to-order products primarily for consumer product companies and professional photographers from the fashion, retail and editorial worlds. CEV is a commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. Comp 24 is a commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services, such as file editing, film separation, printing, air brushing, die cutting, foil stamping, embossing and lamination.

The combined purchase price for the CE and CEV assets consisted of $20,504,000 in cash and an additional amount in cash of up to $7,945,000 over a three year period commencing January 1, 2005 provided the combined EBITDA of CE and CEV, net of capital expenditures, exceeds certain agreed upon thresholds.

The Company, through its indirectly wholly-owned subsidiaries, also assumed certain obligations for borrowed money and capital lease obligations of CE and CEV combined in the approximate aggregate amount of $9,000,000 plus certain trade payables and accruals of CE and CEV combined. Additionally, with respect to the purchase agreement with CEV only, the Company will also be obligated to pay an amount up to $2,000,000 for certain tax liabilities incurred by CEV’s shareholders.

The purchase price for the Comp 24 assets consisted of $10,889,000 in cash and an additional amount in cash of up to $1,631,000 for a three year period commencing January 1, 2005 provided Comp 24’s EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds. The Company, through its indirectly wholly-owned subsidiary, also will assume certain obligations for borrowed money of Comp 24 in the amount of $1,000,000 plus certain trade payables and accruals.

The aggregate cash consideration to be paid to each of CE, CEV and Comp 24 will be subject to adjustment based on the difference, if any, between the net working capital of each company at closing and certain agreed upon target amounts. A portion of the cash consideration payable to each target company will be held in escrow to satisfy certain claims until agreed upon release dates.

On August 8, 2005, the Company acquired, through an indirectly wholly-owned subsidiary, substantially all of the assets of Crush Creative, Inc. ("Crush"). The purchase price consisted of $6,937,500 in cash and an additional amount of up to approximately $2,500,000 over a four year period provided Crush's EBITDA, net of excess capital expenditures, exceeds certain agreed upon thresholds. The Company, through its indirectly wholly-owned subsidiary also assumed certain obligations for borrowed money and capital lease obligations of Crush in the approximate aggregate amount of $2,500,000 plus certain trade accruals and trade payables of Crush.

The aggregate cash consideration to be paid to Crush will be subject to adjustment based on the difference, if any, between the net working capital and tangible net worth of assumed assets and liabilities at closing and certain agreed upon target amounts. A portion of the cash consideration payable will be held in escrow until certain agreed release dates.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Crush is a California-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. Merisel believes an acquisition of Crush will enhance its operations by increasing its West Coast presence and capabilities, diversifying its current client industries, and enabling it to better serve its existing clients. Merisel believes certain cost savings and cross-selling synergies may also be achieved.

On September 1, 2005, the Company entered into an early lease termination agreement with the landlord of its Long Beach, California facility that would be effective September 25, 2005.

******

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on current reports on Form 8-K filed December 21, 2004 and January 6, 2005, Deloitte & Touche LLP resigned as the Company’s independent auditor. On February 1, 2005, the Company’s audit committee selected and retained BDO Seidman, LLP as the Company’s independent registered accountant for fiscal 2004.

Item 9A. Controls and Procedures

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective because the Company’s former Chief Executive Officer and Chief Financial Officer, based on his intimate knowledge of the company’s controls and procedures and his position of authority, may have been able to circumvent the controls by entering into an unauthorized related party transaction and initiating wire transfers without appropriate authorization and documentary support. While the related party transaction was identified by the Company in the fourth quarter of 2004, the unauthorized wire transfers were not identified, such that certain of the Company’s financial statement presentation and disclosures were not adequate prior to the Company’s external audit.

During the fourth quarter of 2004, following the identified unauthorized related party transaction, the Company took measures to strengthen its controls and procedures, including separating the roles of chief executive officer and chief financial officer, and ensuring that both officers have direct reporting relationships with the Company’s Board of Directors. Separating these key roles has allowed the Company to comprehensively enforce its control requiring appropriate documentary evidence, including invoices and dual signatories, to support all disbursements. Based on these changes, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, while the controls and procedures were effective to prevent future unauthorized transactions, they were not effective to provide for accurate and adequate financial statement disclosures relating to past instances of unauthorized transactions (See Note 11 “Related Party Transactions” in the notes to the Company’s financial statements).

Subsequent to December 31, 2004, upon identification through the audit process of the unauthorized wire transfers, the Company, under the direction of the Chief Executive Officer and Chief Financial Officer, completed a search for all unauthorized transactions in order to quantify the extent for financial statement disclosure purposes and ensure that disclosure controls and procedures are adequate to prevent future recurrences.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table provides information about the Company’s executive officers and directors as of September 23, 2005:

Name	Age	Position
Rajiv Garg	46	Executive Vice President of Merisel Americas
John Sheehan	51	President of Color Edge
Donald R. Uzzi	53	Chairman of the Board, Chief Executive Officer and President
Allyson Vanderford	37	Chief Financial Officer
Ken Wasserman	45	President of Comp 24
Ronald P. Badie (1)	62	Director
Albert J. Fitzgibbons III (2) (3)	60	Director
Bradley J. Hoecker (2)	43	Director
Dr. Arnold Miller (1)(3)	77	Director
Lawrence J. Schoenberg (1)(2)(3)	73	Director

(1)  Member of Audit Committee
(2)  Member of Nominating Committee
(3)  Member of Compensation Committee

    Rajiv Garg has served as an Executive Vice President of Merisel Americas since March 2005. From November 2002 to April 2005, Mr. Garg served as the Chief Financial Officer of Color Edge. From 1994 to 2000, he served as head of Global Risk Management for Credit Suisse First Boston. Prior to that he was Global Business Manager for Foreign Exchange. He brings with him fourteen years of extensive experience in the investment banking arena covering financial control, front office support, creation of infrastructure for new business, regulatory liaison and development of a global risk management system.

    John Sheehan has served as the President of Color Edge since March 2005. From December 2002 to April 2005, Mr. Sheehan served as the Managing Partner and Chief Operating Officer of Color Edge. From March 1999 to December 2002 he served as Managing Director of the New York City office of the London-based Photobition Group from which Coloredge was formed.

    Donald R. Uzzi has served as Chief Executive Officer and President since November 2005. Mr. Uzzi was elected to the Board of Directors as a class III director in December 2004, with a term extending through the Company’s 2006 annual meeting of stockholders. He was elected Chairman of the Board of Directors in April 2005. From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation. From July 1998 to July 1999, Mr. Uzzi was a principle officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation. Prior to 1996, Mr. Uzzi held the position of President of the Gatorade division of Quaker Oats.

    Allyson Vanderford has served as Chief Financial Officer since April 2005. From April 2001 to March 2005, she served as Vice President, Finance and Treasurer. From December 1999 to March 2001, she served as Director of Financial Planning and Analysis. From April 1998 to November 1999, she served as Manager of Financial Planning and Analysis. From 1995 to 1998, Ms. Vanderford was employed by the auditing firm of Deloitte & Touche, LLP where she held the positions of staff accountant and senior accountant. From 1992 to 1995, Ms. Vanderford held various positions with the Company, including Senior Staff Accountant and General Accounting Supervisor.

    Kenneth Wasserman has served as President of Comp24 since April 2003. From July 1999 to March 2003, Mr. Wasserman served as Managing Director of Photobition Comp. From September 1986 to June 1999, Mr. Wasserman served as President of Comp 24.

    Ronald P. Badie has been a member of the Board of Directors since October 2004. Mr. Badie is a class III director and his term extends through the Company’s 2006 annual meeting of stockholders. In March 2002, Ronald P. Badie retired from Deutsche Bank after 35 years of service. At the time of his retirement, he was vice chairman of Deutsche Bank Alex. Brown (now Deutsche Bank Securities), the firm’s investment banking subsidiary. Over the years, Mr. Badie held a variety of management positions with the firm and its predecessor, Bankers Trust Company, in both New York and Los Angeles. Mr. Badie is also currently a director of Integrated Electrical Services, Inc., Amphenol, Inc., Global Motorsport Group, Inc and Nautilus, Inc.

    Albert J. Fitzgibbons III has been a member of the Board of Directors since December 1997. Mr. Fitzgibbons is a Class I director and his term extends through the Company’s 2007 annual meeting of stockholders. Mr. Fitzgibbons is a Partner and a Director of Stonington Partners, Inc. and a Partner and a Director of Stonington Partners, Inc., II positions that he has held since 1993. He served as a Director of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co., from 1988 to May 2001 and a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000. He was a Partner of Merrill Lynch Capital Partners from 1993 to 1994 and Executive Vice President of Merrill Lynch Capital Partners from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to July 1994.

    Bradley J. Hoecker has been a member of the Board of Directors since December 1997. Mr. Hoecker is a Class II director and his term extends through the Company’s 2005 annual meeting of stockholders. Mr. Hoecker has been a Partner and Director of Stonington Partners and a Partner and Director of Stonington Partners II since 1997. Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington Partners since 1993. He was a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000 and was an Associate in the Investment Banking Division of Merrill Lynch Capital Partners from 1989 to 1993.

    Dr. Arnold Miller has been a member of the Board of Directors since August 1989. Mr. Miller is a Class II director and his term extends through the Company’s 2005 annual meeting of stockholders. Since 1987, he has been President of Technology Strategy Group, a consulting firm organized to assist businesses and government in the fields of corporate strategy development, international technology transfer and joint ventures, as well as business operations support. Prior to forming Technology Strategy Group, Dr. Miller was employed at Xerox Corporation, a computer products and information services company, for 14 years, where his most recent position was Corporate Vice President with responsibility for worldwide electronics operations.

    Lawrence J. Schoenberg has been a member of the Board of Directors since 1990. He is a Class I director, with a term of office extending through the Company’s 2007 annual meeting of stockholders. From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS Computers, Inc., a computer software company. From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS. Mr. Schoenberg retired from AGS in 1992. Mr. Schoenberg is also a director of Government Technology Services, Inc., a reseller and integrator of information systems for the federal government, and a director of Cellular Technology Services, Inc., a software company.

There are no family relationships among any of the Company’s directors or executive officers.

There are no proceedings to which any of our directors or executive officer or any of their associates, is a party adverse to the Company or any of its subsidiaries, or has a material interest adverse to the Company or any of its subsidiaries.

The Board of Directors maintains an Audit Committee which is currently comprised of Dr. Miller and Messrs. Badie and Schoenberg. The Board of Directors has determined that Lawrence Schoenberg, an independent director, is an “audit committee financial expert”, as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2004, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% owners were complied with.

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which also includes the code of ethics that applies to the Company’s finance professionals as required by SEC rules and regulations. The Code of Business Conduct can be found on the Company’s website www.merisel.com.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation for each of the last three fiscal years awarded to or earned by the Company’s Chief Executive Officer and its other most highly compensated executive officers (the “named executive officers”).

					Long Term Compensation Awards
		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Stock Options	All Other Compensation (1)
Donald R. Uzzi (2) Chief Executive Officer and President	2004	$19,230	-	$100,000(3)	$696,000(4)	300,000	-

Timothy N. Jenson(5) Former Chief Executive Officer, President, Chief Financial Officer and Assistant Secretary	2004(6)	361,363(6)	421,094(7)	-	-	-	221,144
	2003	400,000	661,590	-	-	-	6,000
	2002	400,000	(7)	-	-	-	5,500

Allyson Vanderford Vice President, Finance and Treasurer	2004	150,258	17,250	-	-	-	5,600
	2003	139,321	50,000	-	-	-	5,679
	2002	124,038	50,000	-	-	-	5,221

Traci Barnett(8) Former Vice President Sales and Marketing	2004	133,507	-	-	-	-	2,908
	2003	179,769	50,000	-	-	-	6,000
	2002	170,961	61,500	-	-	-	5,500

(1)
Consists of amounts contributed by the Company to its 401(k) plan. In Mr. Jenson’s case, reported amount also consists of the following amounts paid in February 2005 pursuant to the settlement agreement with the Company: $200,000 in severance payments and $15,644 in COBRA reimbursements.

(2)	Mr. Uzzi’s employment with the Company commenced on November 22, 2004.
(3)	Consists of relocation allowance paid in January 2005 pursuant to Mr. Uzzi’s employment agreement.
(4)	Consists of 150,000 restricted shares of Common Stock valued at $960,000 based upon the closing market price on December 31, 2004.
(5)	Mr. Jenson’s employment with the Company ceased effective November 22, 2004.
(6)	Includes $37,692 in accrued vacation paid in connection with a settlement agreement with Mr. Jenson.
(7)
Consists of bonus compensation payable pursuant to a retention agreement with Mr. Jenson. See “Employment and Change of Control Arrangements” below. Portions of such bonus payments were deferred by Mr. Jenson pursuant to a deferred compensation agreement.

(8)	Ms. Barnett’s employment with the Company terminated on July 9, 2004.

Option Grants in Last Fiscal Year

The following table sets forth information concerning options granted in 2004 to the Company’s named executive officers.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2004	Exercise or Base Price Per Share	Expiration Date	5%	10%
Donald R. Uzzi	100,000	33.3%	$5.00	11/22/14	$250,920	$955,090
	100,000	33.3%	$8.00	11/22/14	-	$655,090
	100,000	33.3%	$12.00	11/22/14	-	$255,090
Timothy N. Jenson (2)	-	-
Allyson Vanderford	-	-
Traci Barnett (3)	-	-

(1) The potential realizable value is calculated assuming that the fair market value of the Company’s common stock appreciates at the indicated annual rate compounded annually for the entire ten year term of the option, and that the option is exercised and the underlying shares of common stock sold on the last day of its ten year term for the appreciated stock price. The assumed 5% and 10% rates of appreciation are mandated by the rules of the SEC and do not represent the Company’s estimate of the future prices or market value of the common stock.
(2) Mr. Jenson’s employment with the Company ceased effective November 22, 2004.
(3) Ms. Barnett’s employment with the Company ceased effective July 9, 2004.

Aggregated Option Exercises in 2004 and Value of Options at 2004 Year End

The following table sets forth information with respect to the named executive officers concerning option exercises for 2004 and the value of the exercisable and unexercisable options held as of December 31, 2004.

			Number of Securities		Value of Unexercised
	Shares Acquired on Exercise	Value Realized	Underlying		In-the-Money Options at
			Options at Fiscal Year End		Fiscal Year End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Donald R. Uzzi	-	-	---	300,000	$---	$141,000
Timothy N. Jenson (2)	-	-	11,700	---	---	---
Allyson Vanderford	-	-	---	---	---	---
Traci Barnett (3)	7,500	$15,794	---	---	---	---
__________
(1)
Values for “in-the-money” outstanding options represents the positive spread between the exercises prices and $6.40, the closing price of the common stock on December 31, 2004 as reported on the Pink Sheets.

(2)	Mr. Jenson’s employment with the Company ceased effective November 22, 2004.
(3)	Ms. Barnett’s employment with the Company ceased effective July 9, 2004.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves on the compensation committee of any other company or board of directors of any other company of which any member of the Company’s compensation committee is an executive officer.

Director Compensation

Prior to the third quarter of 2005, each nonemployee director was entitled to receive an annual retainer fee of $24,000, $1,000 for each board of directors meeting attended ($500 for meetings held telephonically), $1,000 quarterly for acting as the chairman of a committee of the Board of Directors, and $500 for each committee meeting attended plus reimbursement for travel expenses incurred in attending Board of Directors and committee meetings.

Beginning in the third quarter of 2005, each nonemployee director is entitled to receive an annual retainer fee of $30,000, $1,500 for each board of directors meeting attended ($500 for meetings held telephonically after four telephonic meetings per year which are included in the annual retainer), $2,000 quarterly for acting as the chairman of the audit committee of the Board of Directors, $1,000 quarterly for acting as the chairman of any other committee of the Board of Directors, $1,250 quarterly for acting as lead director (a position created in the third quarter of 2005) and $500 for each committee meeting attended plus reimbursement for travel expenses incurred in attending Board of Directors and committee meetings. Additionally, each nonemployee director is entitled to receive 4,000 shares of restricted stock in 2005. Annual stock grants will be evaluated and decided at a later time.

Nonemployee directors are able to elect on an annual basis to take up to 25 percent of their annual retainer fee in shares of Common Stock in lieu of cash, based on the market price of the Common Stock on the first day of the quarter following each annual meeting of stockholders.

Employment and Change of Control Arrangements

Pursuant to a retention agreement with Mr. Jenson, Mr. Jenson served as the Chief Executive Officer and President of the Company with an annual base salary of $400,000. In addition, the retention agreement provided that Mr. Jenson would be entitled to certain bonus payments based upon the achievement of specified objectives that relate to the generation of cash. In July 2004, Mr. Jenson’s annual base salary was reduced to $200,000. The Company had no obligation to retain or continue Mr. Jenson as an employee and his employment status as an "at-will" employee of the Company was not affected by the retention agreement. Under the retention agreement, if Mr. Jenson's employment with the Company was terminated for any reason other than as a result of (i) termination for cause (as defined in the agreement), (ii) death or permanent disability, or (iii) Mr. Jenson's resignation without good reason (as defined in the agreement), the Company was obligated to pay Mr. Jenson a lump sum payment equal to his annual base salary and an amount equal to any unpaid bonuses and reimburse Mr. Jenson for the cost of his COBRA payments for one year following the termination of employment. Mr. Jenson received bonus payments of $661,590 in 2002 and $421,094 in 2003 under the retention agreement. The amounts payable under this agreement were in dispute at the time of his resignation in November 2004, however a settlement was reached in February 2005, and all outstanding amounts have since been settled.

In November 2004, the Company entered into an employment agreement with Mr. Uzzi whereby Mr. Uzzi is to serve as the Chief Executive Officer and President of the Company. The employment agreement provides for a three year term that continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 90 days prior to the expiration of the then-effective term.

Under the employment agreement, Mr. Uzzi initially received a base salary of $200,000 per year. In March 2005, as a result of the acquisitions of Color Edge, Color Edge Visual and Comp 24, Mr. Uzzi’s base salary increased to $400,000 per year. The base salary increases to $450,000 upon an attainment by the Company of earnings before taxes of at least $12 million on a rolling four-quarter basis, and to $500,000 upon an attainment by the Company of earnings before taxes of at least $15 million on a rolling four-quarter basis. Mr. Uzzi also is eligible for an annual bonus with a target level of 100% of his base salary, to be awarded based on achievement of the Company’s forecasted EBITDA in the financial plan approved by the Board of Directors and such other criteria as may be determined by the Board of Directors or the compensation committee. Mr. Uzzi’s annual bonus for calendar year 2005 will be equal to at least 50 percent of his base salary. Mr. Uzzi also was entitled to receive a relocation allowance of $100,000 for expenses associated with the relocation of his family and moving of his household goods and furnishings to a new residence.

If Mr. Uzzi’s employment is terminated by the Company without “cause” (as defined in the employment agreement), Mr. Uzzi will be entitled to continuation of his base salary for a period ending on the later of (x) the first anniversary of the date of termination and (y) the remaining period of the term of the employment agreement. In the event of termination of Mr. Uzzi’s employment by the Company without cause or resignation by Mr. Uzzi for “good reason” (as defined in the employment agreement) during the one-year period following a change in control of the Company, Mr. Uzzi will be entitled to continuation of his base salary for a period ending on the later of (x) the second anniversary of the date of such termination or resignation and (y) the remaining period of the term of the agreement. In the event of termination of employment due to Mr. Uzzi’s death or disability, Mr. Uzzi will be entitled to continuation of base salary for 60 days following termination. Mr. Uzzi will be entitled to a pro rata portion of his annual bonus for the calendar year in which the termination occurs, based upon the attainment of the applicable criteria up to the date of termination, in the event of (i) termination by the Company without cause, (ii) within one year following a change in control, termination by the Company without cause or resignation by Mr. Uzzi for good reason, (iii) termination following the Company’s delivery to Mr. Uzzi of a notice of nonrenewal, or (iv) Mr. Uzzi’s death or disability.

Under the employment agreement, Mr. Uzzi was granted 150,000 restricted shares of the Company’s common stock, as well as options to purchase 300,000 shares of the Company’s common stock. The stock options were granted in three equal tranches, with per share exercise prices of $5.00, $8.00 and $12.00, respectively. The stock options and restricted shares will vest an initial 50 percent on November 22, 2005, and an additional 25 percent on each of November 22, 2006 and 2007. If Mr. Uzzi’s employment is terminated by the Company without cause, a pro rata portion of the unvested stock options and restricted shares that were scheduled to have vested on the next scheduled vesting date following the date of termination will become immediately vested. If Mr. Uzzi’s employment is terminated by the Company without cause prior to November 22, 2005, 25,000 of the stock options in each tranche and 37,500 restricted shares will become fully vested and a pro rata portion of the remaining unvested stock options in each tranche and the remaining restricted shares that were scheduled to have vested on November 22, 2005, will become immediately vested. If Mr. Uzzi’s employment is terminated due to Mr. Uzzi’s death or disability prior to November 22, 2005, 25,000 of the stock options in each tranche and 37,500 restricted shares will become fully vested. If, within one year following a change in control of the Company, Mr. Uzzi’s employment is terminated by the Company without cause or Mr. Uzzi resigns for good reason, all outstanding unvested stock options and all outstanding unvested restricted shares shall become fully vested.

The employment agreement also contains customary confidentiality, non-compete and non-solicitation provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 23, 2005 certain information regarding beneficial ownership of the Company’s common stock by each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock as of such date, each director, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated, the stockholders have sole voting and investment power with respect to shares beneficially owned by them, subject to community property laws, where applicable.

	Shares Beneficially Owned
Name	Number	Percentage
Phoenix Acquisition Company II, L.L.C. (1)(7) 767 5th Avenue, 48th Floor New York, New York 10153	6,279,432	68.23%
Ronald P. Badie	-	*
Traci Barnett (8)	-	*
Albert J. Fitzgibbons III (2)	-	*
Rajiv Garg	-	*
Bradley J. Hoecker (2)	-	*
Timothy N. Jenson (8)	109,415	1.19%
Dr. Arnold Miller (3)	300	*
Lawrence J. Schoenberg (3)	36,158	*
John J. Sheehan	-	*
Donald R. Uzzi (4)	300,000	3.26%
Allyson Vanderford (5)	3,852	*
Kenneth Wasserman	-	*
All Directors and Executive Officers (6) as a Group (12 Persons)	449,725	4.89%

*Represents less than 1%

(1)
All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13D filed by Phoenix pursuant to Section 13(d) of the Securities Exchange Act of 1934. Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”) is the sole member of Phoenix. Stonington Partners, L.P. (“Stonington LP”) is the general partner of the Fund, and Stonington Partners, Inc. II (“Stonington II”) is the general partner of Stonington LP. The Fund is managed by Stonington. The following individuals are the directors and/or officers of Stonington and Stonington II and have shared voting and dispositive powers with respect to the Common Stock held by Phoenix: Alexis P. Michas; James J. Burke, Jr.; Albert J. Fitzgibbons III; and Bradley J. Hoecker. Stonington LP, Stonington II, Stonington and each of the directors and officers of Stonington II and Stonington disclaim beneficial ownership of these shares. The business address of each of Phoenix, Stonington and their directors and officers is 767 5th Avenue, 48th Floor, New York, New York 10153.

(2)
Each of Messrs. Fitzgibbons and Hoecker is a director or partner of certain affiliates of Phoenix Acquisition Company II, L.L.C. (“Phoenix”) and, therefore, may be deemed to beneficially own the 6,170,409 shares of Common Stock beneficially owned by Phoenix. Each of Messrs. Fitzgibbons and Hoecker disclaims such beneficial ownership. The address of each of Messrs. Fitzgibbons and Hoecker is the same as that given for Phoenix.

(3)	Includes 100 shares issuable with respect to stock options exercisable within 60 days after September 23, 2005.
(4)	Includes 150,000 shares issuable with respect to stock options exercisable within 60 days of September 23, 2005.
(5)
Includes shares held in the Company’s 401(k) plan for the accounts of the following individuals: Mr. Jenson - 8,155; Ms. Vanderford - 2,352. The administrative committee of the Company’s 401(k) plan directs the voting of shares held in the plan.

(6)
Includes 200 shares issuable with respect to stock options held by Dr. Miller and Mr. Schoenberg and 150,000 shares issuable with respect to stock options held by Mr. Uzzi exercisable within 60 days after September 23, 2005.

(7)	Includes 1,229,750 shares of common stock into which the convertible preferred stock beneficially owned by Phoenix is convertible within 60 days after September 23, 2005.
(8)	Number of shares owned by terminated employees assumed to be same number as last reported prior to termination.

Equity Compensation Plan Information

The following table provides information regarding the shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by stockholders	492,380 (2)	$6.71	287,564(3)

(1)	Excludes shares reflected in the first column.
(2)	Represents outstanding options granted under the Company’s 1991 Employee Stock Option Plan, 1992 Stock Option Plan for Non-Employee Directors and 1997 Stock Award and Incentive Plan.
(3)	Represents shares available for issuance under the 1997 Stock Award and Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP, the Company’s previous principal accounting firm, for the audit of the Company’s annual financial statements and review of the quarterly financial statements for 2003, and fees billed for other services rendered by Deloitte & Touche in 2003. On December 15, 2004, Deloitte & Touche resigned from the Company’s audit engagement. On February 1, 2005, the audit committee of the Company selected and retained BDO Seidman, LLP (“BDO”) as the Company’s principal accounting firm for 2004. The following table also presents fees billed for professional audit services rendered by BDO, the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2002, 2003 and 2004, review of the third quarter financial statements for 2004 and fees billed for other services rendered by BDO in 2004.

	2003	2004
Audit fees (1)(2)	$106,525	$174,000

Audit-related fees (3)	$108,628	-

Tax fees (4)	$61,294	-

All other fees	-	-

Total	$276,447	$174,000

(1)	Audit fees for 2004 are only related to services provided by BDO. Certain amounts paid related to work performed by Deloitte & Touche during 2004 are not reflected in the table.

(2)	The 2004 BDO billings include $100,000 for their audit of the Company’s annual financial statements and review of the quarterly financial statements for 2002 and 2003.

(3)	Audit-related fees were primarily for acquisition related due diligence and accounting consultation in 2003 performed by Deloitte & Touche.

(4)	Tax fees were primarily for tax compliance and consulting performed by Deloitte and Touche.

    In accordance with existing audit committee policy and the more recent requirements of the Sarbanes-Oxley Act, all services to be provided by BDO are subject to pre-approval by the audit committee. This includes audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full audit committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget. In other cases, the audit committee has delegated authority to Dr. Miller to pre-approve additional services, which then is to be communicated to the full audit committee. All of the fees listed above have been approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)List of documents filed as part of this Report:

(1) Financial Statements included in Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2003 and 2004.

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules included in Item 8:

Schedules other than that referred to above have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Index of Exhibits are filed as part of this report

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

Signature	Title	Date

/s/Donald R. Uzzi Donald R. Uzzi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	October 6, 2005

/s/Allyson Vanderford Allyson Vanderford	Chief Financial Officer (Principal Accounting Officer)	October 6, 2005

/s/Ronald P. Badie Ronald P. Badie	Director	October 6, 2005

/s/Albert J. Fitzgibbons III Albert J. Fitzgibbons III	Director	October 6, 2005

/s/Bradley J. Hoecker Bradley J. Hoecker	Director	October 6, 2005

/s/Dr. Arnold Miller Dr. Arnold Miller	Director	October 6, 2005

/s/Lawrence J. Schoenberg Lawrence J. Schoenberg	Director	October 6, 2005

Index of Exhibits

Exhibit	Description	Method of Filing
2.1
Asset Purchase Agreement dated as of December 24, 2004, as amended, by and among Merisel, Inc., MCEI, LLC, Color Edge, Inc. (“CE”) and the direct and indirect shareholders or members of CE signatories thereto.
Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005.**
2.2
Asset Purchase Agreement dated as of December 24, 2004, as amended, by and among Merisel, Inc., MCEV, LLC, Color Edge Visual, Inc. (“CEV”), Photobition New York, Inc. (“PBNY”) and the direct or indirect shareholders of members of CEV and PBNY signatories thereto.
Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
2.3
Asset Purchase Agreement dated as of December 24, 2004, as amended, by and among Merisel, Inc., MC24, LLC, Comp 24, LLC (“Comp 24”) and the direct and indirect shareholders or members of Comp 24 signatories thereto
Filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
2.4
Amendment and Waiver to Asset Purchase Agreement dated as of March 1, 2005 by and among MCEI, LLC, Merisel, Inc. and Color Edge, Inc. and the direct and indirect shareholders set forth on the signature pages thereto.
Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
2.5
Amendment and Waiver to Asset Purchase Agreement dated as of March 1, 2005 by and among MCEV, LLC, Merisel, Inc. and Color Edge Visual, Inc. and the direct and indirect shareholders set forth on the signature pages thereto.
Filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
2.6
Amendment and Waiver to Asset Purchase Agreement dated as of March 1, 2005 by and among MC24, LLC, Merisel, Inc. and Comp 24, LLC. and the direct and indirect shareholders set forth on the signature pages thereto.
Filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
2.7
Asset Purchase Agreement dated as of July 6, 2005 by and among Merisel, MCRU, Crush and the shareholders of Crush signatories thereto, as amended by that certain Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, MCRU, Crush and Guy Claudy as Shareholders Representative.
Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.8	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, MCRU, Crush and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
3.1	Restated Certificate of Incorporation of Merisel, Inc.	Filed as an exhibit to the Form S-1 Registration Statement of Softsel Computer Products, Inc., No. 33-23700.**
3.2	Amendment to Certificate of Incorporation of Merisel, Inc. dated August 22, 1990.	Filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.**
3.3	Amendment to Certificate of Incorporation of Merisel, Inc. dated December 19, 1997	Filed as Annex I to the Company’s Schedule 14A dated October 6, 1997.**
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Merisel, Inc. dated February 13, 2001.	Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Merisel Inc., dated October 27, 2004.	Filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. **
3.6	Bylaws, as amended, of Merisel, Inc.	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.**
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000.**
*10.1	1991 Employee Stock Option Plan of Merisel, Inc. together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under the 1991 Employee Stock Option Plan.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.**
*10.2	Amendment to the 1991 Employee Stock Option Plan of Merisel, Inc. dated January 16, 1997.	Filed as exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.**
*10.3	Merisel, Inc. 1992 Stock Option Plan for Non-employee Directors.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.**
*10.4	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997.**
*10.5	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.**
*10.6	Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated September 18, 2001.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001. **
*10.7	Amendment to Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated December 18, 2001.	Filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
*10.8	Retention Agreement dated as of April 1, 2001 between Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson.	Filed as exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000. **
*10.9	Promissory Note dated March 17, 1999 between Timothy N. Jenson and Merisel, Inc.	Filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 1999.**
*10.10	Bonus Agreement dated as of August 10, 2000 between Merisel Americas, Inc. and Timothy N. Jenson.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.**
*10.11	Change of Control Agreement dated as of April 27, 2000 between Merisel, Inc., Merisel Americas, Inc. and Allyson Vanderford.	Filed as exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
*10.12	Severance Agreement dated as of December 21, 2000 between Merisel Americas, Inc. and Allyson Vanderford.	Filed as exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
10.13	Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, L.L.C.	Filed as exhibit 99.4 to the Company’s Current Report on Form 8-K, dated September 19, 1997.**
10.14	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II., L.L.C. dated as of June 2, 2000.	Filed as exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000.**
10.15	Share Purchase Agreement, dated as of July 2, 2001, by and between Merisel Americas, Inc., a Delaware corporation, and SYNNEX Information Technologies, Inc., a California corporation.	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K, dated July 2, 2001.**
10.16	Real Property Purchase and Sale Agreement dated as of December 10, 2001 by and between HD Acquisitions, LLC and Merisel Properties, Inc.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002.**
10.17	Tenth Amendment to Real Property Purchase and Sale Agreement dated as of May 10, 2002 between DCF I, LLC, the successor in interest to HD Acquisitions, LLC, and Merisel Properties, Inc.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002.**
10.18	Consent to Assignment of Land Purchase Agreement dated May 10, 2002 between Merisel Properties, Inc., HD Acquisitions, LLC and DCF I, LLC.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.19	Purchase Money Note dated May 20, 2002 issued by DCF I, LLC to Merisel Properties, Inc.	Filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.20	Purchase Money Deed of Trust dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.21	Construction Promissory Note dated May 20, 2002 issued by DCFI, LLC to Merisel Properties, Inc.	Filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.22	Deed of Trust and Security Agreement dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.	Filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.23	Construction Loan Agreement dated May 20, 2002 between DCF I, LLC, Anthony Dilweg and Merisel Properties, Inc.	Filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.24	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.**
*10.25	Amended and Restated First Amendment to Retention Agreement dated as of July 1, 2004 by and among Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.**
*10.26	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Mr. Donald Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
*10.27…
Settlement Agreement and Mutual General Release dated as of February 3, 2005 by and between Merisel, Inc., Merisel Americas, Inc. and Timothy Jenson, Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC and TDH Enterprises, LLC.
Filed herewith
*10.28	Merisel Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and Rajiv Garg.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
*10.29	Merisel Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and Kenneth Wasserman.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
*10.30	Merisel Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and John Sheehan.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.31	Credit Agreement dated as of March 1, 2005 by and among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., MC24, LLC and Amalgamated Bank.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.32
Pledge Agreement, dated as of March 1, 2005, made among MCEI, LLC, a Delaware limited liability company, MCEV, LLC, a Delaware limited liability company, Merisel, Inc., a Delaware corporation, Merisel Americas, Inc., a Delaware corporation and Amalgamated Bank, a New York banking corporation.
Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.33
Security Agreement, dated as of March 1, 2005, made by MCEI, LLC, a Delaware limited liability company, MCEV, LLC, a Delaware limited liability company, Merisel, Inc., a Delaware corporation, Merisel Americas, Inc., a Delaware corporation, MC24, LLC, a Delaware limited liability company, in favor of Amalgamated Bank.
Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.34	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.35	Credit Agreement dated as of March 1, 2005 by and among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., MCEI, LLC, MCEV, LLC and Amalgamated Bank.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.36
Pledge Agreement, dated as of March 1, 2005, made among MC24, LLC, a Delaware limited liability company, Merisel, Inc., a Delaware corporation, Merisel Americas, Inc., a Delaware corporation and Amalgamated Bank, a New York banking corporation.
Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.37
Security Agreement, dated as of March 1, 2005 made by MC24, LLC, Merisel, Inc., a Delaware corporation, Merisel Americas Inc., a Delaware corporation, MCEI, LLC, a Delaware limited liability company, MCEV, LLC, a Delaware limited liability company, each of their Subsidiaries from time to time party thereto, in favor of Amalgamated Bank.
Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.38	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
*10.39	Summary of CFO Compensation.	Filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2005.**
10.40
Amendment No. 1 to Credit Agreement dated as of August 8, 2005 by and among MCRU, Color Edge LLC (formerly known as MCEI, LLC), Color Edge Visual, LLC (formerly known as MCEV, LLC), Comp 24 LLC (formerly known as MC24, LLC), Merisel Americas, Company and Amalgamated Bank, entered into in connection with the MCEI/MCEV Credit Agreement.
Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
14.1	Code of Business Conduct	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002.
21	Subsidiaries of the Registrant.	Filed herewith
23	Consent of BDO Seidman, LLP, Independent Registered Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith
________________________
* Management contract or executive compensation plan or arrangement.
** Incorporated by reference.
… Certain portions of this exhibit have been omitted from the copy filed as part of this report and are subject of a request for confidential treatment.