Form 10-Q
period 2005-03-31
MERISEL INC /DE/
filed 2006-01-19
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of January 18, 2006, the registrant had outstanding 7,773,755 shares of common stock, par value $0.01 par share (the only class of common stock of the registrant outstanding).

MERISEL, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “will,” “estimates,” “plans,” “intends” and similar expressions, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements reflect current views about the plans, strategies and prospects of Merisel, Inc. (the “Company”), and are based upon information currently available to the Company and on current assumptions. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 31, 2005	December 31, 2004
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$12,336	$46,861
Accounts receivable, net of allowance of $684	11,846	-
Inventories	1,179	-
Restricted cash - deferred compensation	-	759
Current assets of discontinued operations	3,338	-
Prepaid expenses and other current assets	1,861	256
Total current assets	30,560	47,876

Property and equipment, net	3,783	-

Restricted cash - security deposits	2,319	-
Other assets	534	74
Intangible assets, net	5,827
Goodwill	24,234	-

Total assets	$67,257	$47,950

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$5,131	$10
Accrued liabilities	5,510	4,099
Capital lease obligations, current maturities	581	-
Installment notes, current maturities	567	-
Customer deposits	2	-
Total current liabilities	11,791	4,109

Note payable, bank	6,330	-
Capital lease obligations, less current maturities	694	-
Installment notes, less current maturities	1,833	-
Other liabilities	43	-
Deferred occupancy costs	16	-

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 150,000 shares issued and outstanding	21,951	21,521
Common stock, $.01 par value, authorized 30,000,000 shares; 8,033,875 issued and 7,623,895 outstanding at March 31, 2005 and December 31, 2004.	80	80
Additional paid-in capital	276,946	277,375
Accumulated deficit	(251,000)	(253,592)
Unamortized deferred compensation	(576)	(692)
Treasury stock at cost, 409,980 shares repurchased as of March 31, 2005 and December 31, 2004	(851)	(851)
Total stockholders’ equity	46,550	43,841

Total liabilities and stockholders’ equity	$67,257	$47,950

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(Unuadited)	(Audited)

Net sales	$5,823	-

Cost of sales	2,706	-

Gross profit	3,117	-

Selling, general & administrative expenses	2,791	511

Operating income (loss)	326	(511)

Interest income, net	123	111

Income (loss) from continuing operations before provision for income tax	449	(400)

Income tax provision	9	-

Net income (loss) from continuing operations	440	(400)

Income from discontinued operations	-	1,466
Gain on sale of discontinued operations	2,152	-
Net income	2,592	1,066

Preferred stock dividends	431	398
Net income available to common stockholders	$2,161	$668

Net (loss) income per share (basic and diluted):
Income (loss) from continuing operations available to common stockholders	$0.00	$(0 .10)
Income from discontinued operations	0.00	0.19
Gain on sale of discontinued operations	0.28	0.00
Net income available to common stockholders	$0.28	$0.09

Weighted average number of shares
Basic	7,624	7,616
Diluted	7,703	7,616

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2005	2004
CONTINUING OPERATIONS	(Unaudited)	(Unudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,592	$1,066
Less: income from discontinued operations, net	2,152	1,466
Net income (loss) from continuing operations	440	(400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash deferred compensation	116	10
Deferred compensation payment	(759)	-
Deferred occupancy costs	16
Depreciation and amortization	136
Changes in operating assets and liabilities:
Accounts receivable	332	-
Inventories	227	-
Prepaids and other current assets	(967)	1
Restricted cash - security deposits	(10)	-
Accounts payable	1,152	(1)
Accrued liabilities	(1,366)	(1,188)
Net cash used in operating activities	(683)	(1,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired of $424	(33,811)	-
Capital expenditures	(101)	-
Net cash used in investing activities	(33,912)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(60)	-
Bank debt assumed	130	-
Net cash provided by financing activities	70	-

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(34,015)	(1,578)

DISCONTINUED OPERATIONS
Cash provided by (used in) discontinued operations	-	5,613
Cash provided by investing activities	-	11
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	-	5,614

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,525)	4,036

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,861	44,948
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,336	$48,984

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:

	(in thousands)
Cash paid during the period for:	2005	2004
Income taxes	$-	$-
Non-cash investing and financing activities:
Unrealized gain on securities	-	10
Preferred dividends accumulated	431	398

In connection with the acquisition of Color Edge Inc. and Affiliates and Comp 24, LLC, the Company paid $31 million in cash and incurred $2 million in expenses related to the acquisition and acquired the following assets:

Current Assets

Cash	424
Accounts receivable	12,178
Inventories	1,406
Prepaid expenses and other current assets	299
Total current assets	14,307

Non-current Assets
Property, plant and equipment	3,745
Security deposits and other assets	2,349
Goodwill	24,235
Other intangible assets	5,900

Current Liabilities
Accounts payable	3,970
Accrued expense	2,396
Long-term debt and capital lease obligations, current portion	1,189
Total current liabilities	7,555

Non-current Liabilities
Long-term debt and capital lease obligations	8,747

Net assets acquired	34,234

See accompanying notes to unaudited consolidated financial statements.

COLOR EDGE, INC. AND AFFILIATES (PREDECESSOR)
COMBINED BALANCE SHEETS
(In thousands)
December 31, 2004
Current assets:	(Audited)

Cash and cash equivalents	$2,053
Accounts receivable, net of allowances of $518	10,166
Inventories	1,106
Due from related company	133
Deferred income taxes	610
Stockholders’ loans	4,393
Other current assets	68
Total current assets	18,529

Property and equipment, net	3,161

Deferred income taxes	4,243
Restricted cash - security deposit	1,683
Security deposits	210
Loan origination fees	95
Trademarks	3

Total assets	$27,923

Current liabilities:
Accounts payable	$3,474
Accrued liabilities	3,680
Capital lease obligations, current maturities	658
Installment notes - bank, current maturities	400
Customer deposits	67
Income taxes payable	803
Total current liabilities	9,082

Notes payable, bank	5,500
Capital lease obligations, less current maturities	860
Installment notes - bank, less current maturities	1,300
Deferred occupancy costs	1,688

Stockholders’ equity:
Common stock	1
Additional paid-in capital	1,449
Retained earnings	8,044
Total stockholders’ equity	9,494

Total liabilities and stockholders’ equity	$27,923

See accompanying notes to unaudited consolidated financial statements.

COLOR EDGE, INC. AND AFFILIATES (PREDECESSOR)
COMBINED STATEMENTS OF OPERATIONS
(In thousands)

	Two Months Ended February 28, 2005	Three Months Ended March 31, 2004

	(Unaudited)	(Unaudited)

Net sales	$8,532	$13,280

Cost of sales	5,011	6,425

Gross profit	3,521	6,855

Selling, general & administrative expenses	4,615	5,405

Operating income (loss)	(1,094)	1,450

Interest expense, net	73	117

Income (loss) before tax provision	(1,167)	1,333

Income tax provision	-	614

Net income (loss)	$(1,167)	$719

See accompanying notes to unaudited consolidated financial statements.

COLOR EDGE, INC. AND AFFILIATES (PREDECESSOR)
COMBINED STATEMENTS OF CASH FLOW
(In thousands)

	2 months ended February 28, 2005	3 months ended March 31, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	(1,167)	719
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred occupancy costs	-	49
Deferred income taxes	533	812
Depreciation and amortization	284	320
Changes in operating assets and liabilities:
Accounts receivable	(1,792)	(2,056)
Inventories	189	340
Prepaids and other current assets	(121)	(2)
Restricted cash	7	-
Security deposits	53	(11)
Accounts payable	(122)	(1,736)
Accrued liabilities	210	(329)
Income taxes payable	(262)	1,539
Net cash used in operating activities	(2,118)	(355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9)	(328)
Net cash used in investing activities	(9)	(328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(119)	(261)
Loan origination fees	95	(111)
Loan from stockholder	231	(267)
Bank debt assumed, net of repayments	400	1,547
Net cash provided by financing activities	607	908

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,590)	225

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,053	756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$463	$981

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	General

From 2001 through August 2004, Merisel, Inc., a Delaware corporation (together with its subsidiaries, “Merisel” or the “Company”), had been operating as a software licensing solutions provider. On August 18, 2004, Merisel Americas, Inc., a wholly-owned operating subsidiary of Merisel, sold certain of its assets that principally comprised the Company’s software licensing business, including its notes and real property assets (“Software Licensing Assets”), to D&H Services, LLC, (the “Buyer”). See Note 3 “Discontinued Operations”. As a result, the Company had no ongoing operations, other than its pursuit of acquisitions and other investment opportunities, from the date of this sale until the date of the acquisition of substantially all of the assets of Color Edge, Inc., Color Edge Visual, Photobition and Comp 24, LLC (the “Acquisitions”). The sale of the Software Licensing Assets was rescinded in connection with a settlement agreement with the Company’s former Chief Executive Officer in February 2005. However, since the operations of this business had ceased effective on the original sale date, the results of the operations and liquidation of this business continue to be presented as discontinued operations in the Company’s financial statements.

The information as of and for the three months ended March 31, 2005 and 2004 and the two months ended February 28, 2005 for the Predecessor company (as defined below) has not been audited by the Company’s independent registered public accounting firm, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel’s Annual Report on Form 10-K for the year ended December 31, 2004. Predecessor (defined below) information should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel’s Financial Statements and Exhibits filed on Form 8-K on October 31, 2005.

2.	Basis of Presentation

Merisel, Inc. (together with its subsidiaries, “Merisel” or the “Company”) operated solely as a software licensing distributor during the first quarter of 2004, which subsequently became a discontinued operation. During the first two months of 2005 the Company had no on-going operations, until the Acquisitions.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Effective February 28, 2005, the Company completed the acquisition of substantially all of the operating assets of each of Color Edge Visual, Inc. ("Visual"), and its wholly-owned subsidiary, Photobition New York, Inc. ("PBNY" and collectively with Visual, "CEV"), a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. It has been determined that CEV represents the predecessor company (“Predecessor”) for financial reporting purposes. See Note 13 “Acquisitions”. Comparative information has therefore been presented for the Predecessor.

Effective February 28, 2005, the Company also completed the acquisition of substantially all of the assets of Comp 24, LLC ("Comp 24"). Comp 24 is a New York based commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services, such as file editing, film separation, printing, air brushing, die cutting, foil stamping, embossing and lamination.

Since the acquisitions were accounted for as purchases, the results of operations of Color Edge, Inc. and Affiliates and Comp 24 for the period March 1, 2005 through March 31, 2005 are included in the Consolidated Statement of Operations for the three month period ended March 31, 2005.

The Company and its subsidiaries operate in a single reporting segment.

3.	Discontinued Operations

In August 2004, the Company completed the sale of its software licensing business to D&H Services, LLC (“D&H”), at which time it was determined to represent a discontinued operation. The Company has reclassified its consolidated financial statements to reflect the sale of the software licensing businesses and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of this business for all periods presented. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows. At December 31, 2004 there were no remaining assets or liabilities of the discontinued operations.

The sale was rescinded in February 2005. However, since the operations of the business permanently ceased as of the date of the sale, results related to the operations and liquidation of this business will continue to be presented as a discontinued operation. (See Note 11“Related Party Transactions”). At March 31, 2005 the Company has recorded a receivable in the amount of $3,338,000 related to the rescission of the sale of the Software Licensing Assets, which represented cash of $1,541,000, Note Receivable of $914,000 and Land of $833,000 which were to be returned to the Company. Such assets were returned in the second quarter of 2005.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Summarized financial information for the discontinued operations as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	(In thousands)
	For the Three Months Ended March 31,
	2005	2004
Net sales	$-	$14,968
Gross profit	-	1,861
Operating expense	-	769
Restructuring charge	-	(356)
Operating income	-	1,448
Interest and other income	-	16
Income from discontinued operations	$-	$1,466

Gain on sale of discontinued operations	$2,152	$-

4.	Use of Estimates

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

5.	Inventories

Inventories consist of the following:

		December 31, 2004
	March 31, 2005	Merisel	Predecessor
Raw materials	$963	-	$862
Work in process	219	-	244
Reserve for obsolescence	(3)	-	-
Total inventory, net	$1,179	-	$1,106

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

6.	Stock-Based Compensation

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

The following represents the pro forma net income and earnings per share that would have been recorded had stock compensation been calculated under SFAS No. 123.

In thousands, except per share amounts	Three months ended March 31,
	2005	2004	2004
		Merisel	Predecessor
Net income available to common stockholders - As Reported	$2,161	$668	$719
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	92	1	-
Net income - Pro Forma	$2,069	$667	$719

Earnings Per Share (Basic & Diluted):
As Reported	$0.28	$0.09	N/A
Pro Forma	$0.27	$0.09	N/A

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

		March 31, 2005	December 31, 2004
	Accrued liabilities:		Merisel	Predecessor
Lease commitments and other accruals		$2,255	$1,259	$1,073
Compensation and other benefit accruals		2,898	552	2,523
State and local sales taxes and other taxes		357	1,529	84
Deferred compensation		-	759	-
Total accrued liabilities		$5,510	$4,099	$3,680

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

8.	Comprehensive Income

Comprehensive income is computed as follows:

(In thousands)	Three Months Ended March 31,
	2005	2004	2004
		Merisel	Predecessor
Net income	$2,592	$1,066	$719
Other comprehensive income - unrealized gain on available for sale securities	- -	10	-
Comprehensive income	$2,592	$1,076	$719

9.	Earnings Per Share and Stockholders Equity

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options and restricted shares using the “treasury stock” method. The effect of conversion of the Preferred Stock has not been included as the results would be anti-dilutive.

The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time-to-time in the open market or otherwise. On September 1, 2004, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $1,000,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of March 31, 2005, the Company had repurchased approximately 410,000 shares under all prior authorizations for an aggregate cost of $851,000 (including approximately $7,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. As of March 31, 2005, no repurchases have been made under the $1,000,000 buyback.

10.	Related Party Transactions

Subsequent to the sale of the software licensing business in 2004, it was discovered that the buyer, D&H, LLC, was a related party of the Company’s former Chief Executive Officer.

The Company purchased black and white film processing from a business owned by a former shareholder of CEV and current executive of the Company. The Company purchased approximately $1,000 and $19,000 of services from this company during the three months ended March 31, 2005 and 2004, respectively. The Company sold approximately $4,000 of services to this company during the three months ended March 31, 2004. There is a net account receivable from this company in the amount of approximately $134,000, which is included in accounts receivable on the consolidated balance sheet and is fully reserved as of March 31, 2005.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

11.	Other Assets

As of March 31, 2004 there was an unrealized holding gain of approximately $60,000 in connection with a deferred compensation agreement with the Company’s former Chief Executive Officer. Unrealized gains and losses on available for sale securities are recorded as a component of other comprehensive income in the accompanying consolidated balance sheets. All amounts owed under the deferred compensation agreement were paid out prior to March 31, 2005.

12.	Commitments and Contingencies

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

13.	Acquisitions

Effective February 28, 2005, the Company completed its acquisition of substantially all of the assets of Color Edge, Inc. and Affiliates and Comp 24. The results of operations of Color Edge, Inc. and Affiliates and Comp 24 for the period March 1, 2005 through March 31, 2005 are included in the Consolidated Statement of Operations for the three month period ended March 31, 2005. The acquisition resulted in the recognition of goodwill and other intangible assets in the Company’s financial statements.

The combined purchase price for the CE and CEV assets consisted of $20,504,000 in cash and an additional amount in cash of up to $7,945,000 to be earned on an annual basis over a three year period that commenced on January 1, 2005 provided the combined EBITDA of CE and CEV, net of capital expenditures, exceeds certain agreed upon thresholds. The Company, through its indirectly wholly-owned subsidiaries, also assumed certain obligations for borrowed money and capital lease obligations of CE and CEV combined in the approximate aggregate amount of $9,000,000 plus certain trade payables and accruals of CE and CEV combined. Additionally, with respect to the purchase agreement with CEV only, the Company will also be obligated to pay an amount up to $2,000,000 for certain tax liabilities incurred by CEV’s shareholders.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The purchase price for the Comp 24 assets consisted of $10,889,000 in cash and an additional amount in cash of up to $1,631,000 to be earned on an annual basis over a three year period commencing January 1, 2005 provided Comp 24’s EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds. The Company, through its indirectly wholly-owned subsidiary, also will assume certain obligations for borrowed money of Comp 24 in the amount of $1,000,000 plus certain trade payables and accruals.

The aggregate cash consideration to be paid to each of CE, CEV and Comp 24 was subject to adjustment based on the difference, if any, between the net working capital of each company at closing and certain agreed upon target amounts. A portion of the cash consideration payable to each target company was held in escrow to satisfy certain claims, which resulted in a $239,000 reduction in the Comp 24 purchase price. The Comp 24 earnout was increased to allow the shareholders to recover the purchase price reduction if certain EBITDA targets are achieved. The Color Edge adjustments are still in the process of being finalized. None of the contingent amounts have been recognized as of March 31, 2005, and will be recorded when contingencies are resolved.

The purchase price of $34,234,000 consisted of $31,382,000 paid in cash at closing and $2,852,000 of acquisition-related professional fees. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$12,178
Inventory	1,406
Other current assets	299
Fixed assets	3,745
Restricted cash	2,349
Intangible assets	5,900
Goodwill	24,235
Accounts payable	(3,970)
Accrued liabilities	(2,397)
Long term debt and capital lease obligations	(9,935)
Total purchase price, net of $424 cash received	$33,810

The weighted-average amortization period of the amortizable intangible assets is 9.6 years. The intangible asset amortization expense was $73,000 for the three month period ended March 31, 2005, and will be approximately $870,000 annually for the twelve month period ending March 31, 2006, approximately $795,000 for the twelve month periods ending March 31, 2007, 2008 and 2009 and approximately $744,000 for the twelve month period ending March 31, 2010.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The following table presents the unaudited pro forma results of operations of the Company for the three month periods ended March 31, 2005 and 2004. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Color Edge and Comp 24 acquisitions had occurred January 1, 2004. The pro forma information contains the actual combined operating results of Merisel, Inc., Color Edge, Inc. and Affiliates and Comp 24, LLC, with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of costs associated with certain expenses, 2) elimination of interest income earned on invested cash balances, which balances were used to fund the Acquisitions 3) amortization of intangibles associated with the Acquisitions.

Pro Forma, unaudited, in thousands, except per share amounts	Three Months Ended March 31,
	2005	2004

Total revenue	$16,205	$16,178
Net income (loss) from continuing operations	(495)	888
Basic and Diluted earnings (loss) per share	($0.06)	$0.12

14.	Debt

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500,000 with quarterly installment payments of $41,667 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500,000 secured by the accounts receivable of Comp 24, formerly MC24, LLC. Balances of $500,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at March 31, 2005.

The second credit agreement provides for a term loan facility in the amount of $2,000,000 with quarterly installment payments of $100,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC. Balances of $1,900,000 and $5,800,000 were outstanding under the term and revolving credit loans, respectively, at March 31, 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of March 31, 2005.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

15.	Intangibles

As of March 31, 2005, the acquired intangible assets related to the Acquisitions have been valued based on preliminary purchase price allocations. The amounts allocated to intangible assets may be adjusted when these purchase price allocations are finalized. Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

March 31, 2005
Customer Relationships	$2,750
Non-compete agreements	3,001
Software licenses	73
Domain names	3
Total	$5,827

Amortization expense related to intangible assets was $73,000 for the first quarter of 2005. Amortization expense for each of the next five fiscal years beginning April 1, 2005 is expected to be approximately $870,000 for fiscal years 2005, $795,000 for fiscal years 2006, 2007 and 2008 $744,000 for fiscal year 2009 and $184,000 for fiscal year 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s consolidated historical results of operations and financial condition should be read in conjunction with its unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

Merisel, Inc. (together with its subsidiaries, “Merisel” or the “Company”) operated solely as a software licensing distributor during the first quarter of 2004. During the first two months of 2005, the Company had no on-going operations, until the Acquisitions (defined below), were consummated on March 3, 2005.

On August 18, 2004, Merisel Americas, Inc., a wholly owned operating subsidiary of the Company, completed the sale of certain of its assets that principally comprised the software licensing business to D&H Services, LLC (the “Buyer”). As a result, the Company had no ongoing business other than the pursuit of acquisitions and other investment opportunities and the wind-down of former operations, until its acquisitions of Color Edge, Inc., Color Edge Visual and Comp 24, LLC (the “Acquisitions”) effective February 28, 2005.

Effective February 28, 2005, the Company completed the acquisition of substantially all of the operating assets of each of Color Edge Visual, Inc. ("Visual"), and its wholly-owned subsidiary, Photobition New York, Inc. ("PBNY" and collectively with Visual, "CEV"), a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions.

Effective February 28, 2005, the Company also completed the acquisition of substantially all of the assets of Comp 24, LLC ("Comp 24"). Comp 24 is a New York based commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services, such as file editing, film separation, printing, air brushing, die cutting, foil stamping, embossing and lamination.

All of the acquired businesses operate in the graphic imaging industry, and the Company is now subject to the risks inherent in that industry. For a discussion of these risks, see the Company’s filings with the SEC, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Developments

In August 2004, the Company completed the sale of the majority of its software licensing business to D&H Services, LLC, at which time it was determined to represent a discontinued operation. The Company has reclassified its consolidated financial statements to reflect the sale of the software licensing business and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of this business for all periods presented. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows. The sale was rescinded in February 2005. However, since the operations of the business ceased as of the date of the sale, the operations and subsequent liquidation of this entity will continue to be treated as a discontinued operation.

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

RESULTS OF OPERATIONS

Based on the fact that the company had no on-going operations immediately prior to the Acquisitions, the Company has determined that predecessor accounting rules apply. It has been determined that Color Edge, Inc. and Affiliates represent the predecessor company, and as such 2004 comparisons in the discussion and analysis below are made to the Color Edge entity. The Company reported net income available to common stockholders of $2,161,000, including discontinued operations, for the three months ended March 31, 2005. This compares with net income of $719,000 or, for the comparable 2004 period. Net income for the three months ended March 31, 2005 includes income of $2,152,000 from discontinued operations. Given the Company’s net operating loss carryforwards and offsetting valuation allowance against them, the Company has recorded the results of discontinued operations for all periods net of tax of $0.

Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004.

Net Sales - Net sales were $5,823,000 for the three months ended March 31, 2005 compared to $13,280,000 for the three months ended March 31, 2004. The decrease of $7,457,000 or 56.2% is due to the fact that first quarter 2005 has only one month of operations as the Acquisitions were not effective until March 1, 2005. This decrease is partially offset by the inclusion of Comp 24 net sales in the 2005 consolidated results.

Gross Profit - Gross profit was $3,117,000 for the three months ended March 31, 2005 compared to $6,855,000 for the three months ended March 31, 2004. The decrease of $3,738,000 or 54.5% is due to the fact that the 2005 first quarter only includes one month of operations. This decrease is partially offset by the inclusion of Comp 24 gross profit in the 2005 consolidated results. Gross profit as a percentage of sales, or gross margin, was 53.5% in the three months ended March 31, 2005 compared to 51.6% in the three months ended March 31, 2004. The increase in gross margin is attributable to certain headcount reductions during the first quarter of 2005.

Selling, General and Administrative - Selling, general and administrative expense decreased to $2,791,000 in the three months ended March 31, 2005 from $5,405,000 in the comparable period of 2004. The decrease of $2,614,000 or 48.4% in selling, general and administrative expense is due to the fact that only one month of operations is included in the 2005 first quarter. This decrease is partially offset by the inclusion of Comp 24 and certain corporate selling, general and administrative expenses in the 2005 consolidated results. Selling, general and administrative expense as a percentage of net sales was 47.9% in the three months ended March 31, 2005 compared to 40.7% in the three months ended March 31, 2004. This increase is due to the fact that certain overhead expenses were incurred during the first two months of the 2005 quarter, which had no corresponding revenue.

Interest Income, Net - Interest income increased to $123,000 in the three months ended March 31, 2005 from interest expense of $117,000 in the three months ended March 31, 2004. The increase reflects the fact that the Company had excess invested cash balance and no outstanding debt for the first two months of 2005.

Income Taxes - The provision for income taxes decreased to $9,000 in the three months ended March 31, 2005 from $614,000 in the three months ended March 31, 2004. The decrease is due to the fact that Merisel has available net operating loss carryforwards which will be used against the majority of the Company’s pre-tax income, and the predecessor company was a fully-burdened tax payer.

Discontinued Operations - Income from discontinued operations was $2,152,000 in the three months ended March 31, 2005. This related to the rescission of the sale of the software licensing assets in February 2005, whereby the Company recovered cash, a note receivable and land from D&H Services, LLC.

Net Income - As a result of the above items, the Company had net income available to common stockholders of $2,161,000 for the three months ended March 31, 2005 compared to $719,000 for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Based on the fact that the company had no on-going operations immediately prior to the Acquisitions, the Company has determined that predecessor accounting rules apply. It has been determined that Color Edge, Inc. and Affiliates represent the predecessor company, and as such 2004 comparisons in the discussion and analysis below are made to the Color Edge entity.

Cash Flow Activity

Net cash used by operating activities was $683,000 during the three months ended March 31, 2005. The primary uses of cash were $967,000 used for prepaid expenses and $1,366,000 of accrued expense payments. These uses were offset net income from continuing operations of $440,000 and increased accounts payable in the amount of $1,152,000. Net cash used in operating activities was $355,000 during the three months ended March 31, 2004. The primary uses of cash were increased accounts receivable of $2,056,000 and decreased accounts payable of $1,736,000. These uses were offset by cash generated from increased income tax payable of $1,539,000, deferred income taxes of $812,000 and net income of $719,000.

For the three months ended March 31, 2005, net cash used in investing activities was $33,912,000 which consisted of $33,811,000 of purchase price paid for the Acquisitions and $101,000 of capital expenditures. For the three months ended March 31, 2004, $328,000 of cash was used in investing activities, related to capital expenditures.

For the three months ended March 31, 2005, net cash provided by financing activities was $70,000 related to borrowings under the credit lines related to the Acquisitions, net of repayments and capital lease payments. For the three months ended March 31, 2004 financing activities provided $908,000, which consisted of $1,547,000 of borrowings, offset by $261,000 of capital lease repayments, $111,000 of loan origination fees and $267,000 of stockholder loan repayments.

Financing Sources and Capital Expenditures

At March 31, 2005, the Company had cash and cash equivalents of approximately $12.3 million and debt of approximately $10.0 million. A significant portion of this cash balance was subsequently used in August 2005 to complete the Crush Acquisition. Additionally, the Company incurred approximately $2.5 million of debt to finance the Crush Acquisition.

The Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500,000 with quarterly installment payments of $41,667 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500,000 secured by the accounts receivable of Comp 24, formerly MC24, LLC. Balances of $500,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at March 31, 2005.

The second credit agreement provides for a term loan facility in the amount of $2,000,000 with quarterly installment payments of $100,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC. Balances of $1,900,000 and $5,800,000 were outstanding under the term and revolving credit loans, respectively, at March 31, 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of March 31, 2005.

Management believes that with the Company’s cash balances after the payment of the purchase price for the Crush Acquisition, the Company has sufficient liquidity for the foreseeable future. All anticipated expenditures related to discontinued operations are currently recorded as accrued liabilities on the Company’s consolidated balance sheet.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 64.3% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $6,951,000 and $6,521,000 were recorded at March 31, 2005 and December 31, 2004, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of March 31, 2005, no redemptions have been made.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Additionally, the Company has assumed certain off-balance sheet real estate leases in connection with the Acquisitions.

The following table summarizes the Company’s contractual obligations at March 31, 2005.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$8,730	$567	$8,163	$-	$-
Capital Lease Obligations	1,338	581	757	-	-
Operating Lease Obligations	25,722	2,785	8,777	6,269	7,891
Contingent Payment Obligations	9,815	3,272	6,544	-	-
Total	$45,605	$7,204	$24,241	$6,269	$7,891

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

The Company’s critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s policy regarding Goodwill and Other Acquired Intangible Assets requires goodwill to be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows. The Company will apply an impairment test related to the goodwill and other intangible assets acquired during 2005 at December 31, 2005 and each subsequent year. The Predecessor company’s critical accounting policies and estimates are described in Merisel’s Financial Statements and Exhibits filed on Form 8-K on October 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2005, the Company had cash investments of $9,591,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $2,745,000 maintained in various checking accounts at March 31, 2005. The Company had outstanding long-term debt of approximately $10,000,000 with variable interest rates and no foreign currency risk.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective because the Company’s former Chief Executive Officer and Chief Financial Officer, based on his intimate knowledge of the company’s controls and procedures and his position of authority, may have been able to circumvent the controls in a prior period by initiating a related party transaction and certain wire transfers without appropriate authorization and documentary support. While the related party transaction was identified by the Company in the fourth quarter of 2004, the unauthorized wire transfers were not identified, such that certain of the Company’s financial statement presentation and disclosures were not adequate prior to the Company’s external audit.

During the fourth quarter of 2004, following the identified unauthorized related party transaction, the Company took measures to strengthen its controls and procedures, including separating the roles of chief executive officer and chief financial officer, and ensuring that both officers have direct reporting relationships with the Company’s Board of Directors. Separating these key roles has allowed the Company to comprehensively enforce its control requiring appropriate documentary evidence, including invoices and dual signatories, to support all disbursements. Based on these changes, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, while the controls and procedures were effective to prevent future unauthorized transactions, they were not effective to provide for accurate and adequate financial statement disclosures relating to past instances of unauthorized transactions.

Subsequent to March 31, 2005, upon identification through the audit process of the unauthorized wire transfers, the Company, under the direction of the Chief Executive Officer and Chief Financial Officer, completed a search for all unauthorized transactions in order to quantify the extent for financial statement disclosure purposes and ensure that disclosure controls and procedures are adequate to prevent future recurrences.

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

Date:  January 19, 2006

MERISEL, INC.

By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman and Chief Executive Officer

By:	/s/Allyson Vanderford
Allyson Vanderford
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Merisel, Inc., filed as an exhibit to Form S-1 Registration Statement of Softsel Computer Products, Inc., No. 33-23700, and incorporated herein by reference
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

3.5
Certificate of Amendment to the Restated Certificate of Incorporation of Merisel Inc., dated October 27, 2004 filed as exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, and incorporated herein by reference

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