Form 10-Q
period 2005-06-30
MERISEL INC /DE/
filed 2006-01-19
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

MERISEL, INC. AND SUBSIDIARIES

Three and Six Months Ended June 30, 2005

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$13,224	$46,861
Accounts receivable, net of allowance of $898	12,391	759
Inventories	1,565	-
Prepaid expenses and other current assets	1,052	256
Current assets of discontinued operations	883	-
Total current assets	29,115	47,876

Property and equipment, net	3,865	-

Restricted cash - security deposits	2,686	-
Intangible assets, net	5,608	-
Goodwill	24,197	-
Other assets	599	74

Long term assets of discontinued operations	914	-

Total assets	$66,984	$47,950

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$3,092	$10
Accrued liabilities	5,260	4,099
Capital lease obligations, current maturities	456
Installment notes, current maturities	567
Customer deposits	23	-
Total current liabilities	9,398	4,109

Note payable, bank	6,330	-
Capital lease obligations, less current maturities	556
Installment notes, less current maturities	1,692
Deferred occupancy costs	191
Other liabilities	145

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 150,000 shares issued and outstanding	22,390	21,521
Common stock, $.01 par value, authorized 30,000,000 shares; 8,033,875 issued and 7,623,895 outstanding at June 30, 2005 and December 31, 2004	80	80
Additional paid-in capital	276,506	277,375
Accumulated deficit	(248,964)	(253,592)
Unamortized deferred compensation	(490)	(692)
Treasury stock at cost, 409,980 shares purchased as of June 30, 2005 and December 31, 2004	(851)	(851)
Total stockholders’ equity	48,672	43,841

Total liabilities and stockholders’ equity	$66,984	$47,950

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	15,372	-	21,195	-

Cost of goods sold	6,944	-	9,650	-

Gross profit	8,428	-	11,545	-

Selling, general & administrative expense	6,288	709	9,080	1,219

Operating income (loss)	2,140	(709)	2,465	(1,219)

Interest expense (income), net	77	(114)	(47)	(225)
Other expense, net	-		-

Income (loss) from continuing operations before provision for income taxes	2,063	(594)	2,512	(994)

Income tax provision	27	-	36	-

Income (loss) from continuing operations	2,036	(594)	2,476	(994)

Income from discontinued operations	-	207	-	1,672
Gain on sale of discontinued operations	-	-	2,152	-
Net income (loss)	2,036	(388)	4,628	678
Preferred stock dividends	439	406	870	803
Net income (loss) available to common stockholders	$1,597	$(793)	$3,758	$(125)

Net income (loss) per share (basic and diluted):
Loss from continuing operations available to common stockholders	$0.21	$(0 .13)	$0.21	$(0.24)
Income from discontinued operations	0.00	0.03	0.00	0.22
Gain on sale of discontinued operations	0.00	0.00	0.28	0.00
Net income (loss) available to common stockholders	$0.21	$(0.10)	$0.49	$(0.02)

Weighted average number of shares
Basic	7,624	7,616	7,624	7,616
Diluted	7,733	7,616	7,719	7,616

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
CONTINUING OPERATIONS	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income	$4,628	$678
Less: income from discontinued operations, net	2,152	1,673
Net income (loss) from continuing operations	2,476	(994)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash deferred compensation	202	9
Deferred compensation payment	(759)	-
Deferred occupancy costs	191	-
Depreciation and amortization	554	-
Changes in operating assets and liabilities:
Accounts receivable	(213)	-
Inventories	(158)	-
Prepaids and other current assets	(223)	-
Restricted cash - security deposits	(377)	-
Accounts payable	(887)	-
Accrued liabilities	(1,440)	(1,280)
Net cash used in operating activities	(634)	(2,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired of $424	(33,773)	-
Capital expenditures	(381)	-
Net cash used in investing activities	(34,155)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(324)	-
Debt repayment	12	-
Net cash used in financing activities	(335)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(34,392)	(2,266)

DISCONTINUED OPERATIONS
Cash provided by discontinued operations	1,487	2,103
Cash provided by investing activities	-	11
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	1,487	2,114

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,637)	(152)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,861	44,948
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,224	$44,796

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	(28)	133
Preferred dividends accumulated	1,217	803

In connection with the acquisition of Color Edge Inc. and Affiliates and Comp 24, LLC, the Company paid $31 million in cash and incurred $2 million in expenses related to the acquisition and acquired the following assets:

Current Assets

Cash	424
Accounts receivable	12,178
Inventories	1,406
Prepaid expenses and other current assets	299
Total current assets	14,307

Non-current Assets
Property, plant and equipment	3,745
Security deposits and other assets	2,349
Goodwill	24,197
Other intangible assets	5,900

Current Liabilities
Accounts payable	3,970
Accrued expense	2,396
Long-term debt and capital lease obligations, current portion	1,189
Total current liabilities	7,555

Non-current Liabilities
Long-term debt and capital lease obligations	8,747

Net assets acquired	34,197

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

See accompanying notes to unaudited consolidated financial statements

COLOR EDGE, INC. AND AFFILIATES (PREDECESSOR)
COMBINED STATEMENTS OF OPERATIONS
(In thousands)

	Two Months Ended February 28, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$8,532	$12,326	$25,606

Cost of sales	5,011	6,252	12,677

Gross profit	3,521	6,074	12,929

Selling, general & administrative expenses	4,615	5,235	10,640

Operating income (loss)	(1,094)	839	2,289

Interest expense, net	73	108	225

Income (loss) before tax provision	(1,167)	731	2,064

Income tax provision	-	499	1,113

Net income (loss)	$(1,167)	$232	$951

See accompanying notes to unaudited consolidated financial statements

COLOR EDGE, INC. AND AFFILIATES (PREDECESSOR)
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	2 months ended February 28, 2005 (unaudited)	6 months ended June 30, 2004 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	(1,167)	951
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred occupancy costs	-	98
Deferred income taxes	533	812
Depreciation and amortization	284	662
Changes in operating assets and liabilities:
Accounts receivable	(1,792)	(3,194)
Inventories	189	(11)
Prepaids and other current assets	(121)	(891)
Restricted cash	7	(128)
Security deposits	53	(11)
Accounts payable	(122)	(642)
Accrued liabilities	210	203
Income taxes payable	(262)	2,029
Net cash used in operating activities	(2,118)	(122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9)	(973)
Net cash used in investing activities	(9)	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(119)	(104)
Loan origination fees	95	(100)
Loan from (to) stockholder	231	(236)
Bank debt assumed, net of repayments	400	1,580
Net cash provided by financing activities	607	908

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,590)	45

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,053	756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$463	$801

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

The information as of and for the three and six months ended June 30, 2005 and 2004 and the two months ended February 28, 2005 for the Predecessor company (as defined below) has not been audited by the Company’s independent registered public accounting firm, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

Since the acquisitions were accounted for as purchases, the results of operations of Color Edge, Inc. and Affiliates and Comp 24 for the period March 1, 2005 through June 30, 2005 are included in the Consolidated Statement of Operations for the three and six month periods ended June 30, 2005 .

The Company and its subsidiaries operate in a single reporting segment.

3.	Discontinued Operations

In August 2004, the Company completed the sale of its software licensing business to D&H Services, LLC (“D&H”), at which time it was determined to represent a discontinued operation. The Company has reclassified its consolidated financial statements to reflect the sale of the software licensing businesses and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of this business for all periods presented. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows. At December 31, 2004, there were no remaining assets or liabilities of the discontinued operations. At June 30, 2005, the Company had reacquired certain assets that are classified as held for sale in the Company’s consolidated balance sheet.

The sale was rescinded in February 2005. However, since the operations of the business permanently ceased as of the date of the sale, results related to the operations and liquidation of this business will continue to be presented as a discontinued operation. (See Note 11 “Related Party Transactions”). The assets and liabilities related to the rescission of the sale of the Software Licensing Assets were returned to the Company during the second quarter of 2005, at which time the Company commenced liquidation thereof.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

Summarized financial information for the discontinued operations as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

June 30, 2005
Note receivable Land - held for sale	$914 883
Total assets	$1,797

	(In thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$-	$17,625	$-	$32,593
Gross profit	-	1,259	-	3,120
Operating expense	-	954	-	1,723
Restructuring charge	-	77	-	(279)
Operating income	-	228	-	1,676
Interest and other income	-	21		38
Income tax provision	-	42	-	42
Income from discontinued operations	$-	$207	$-	$1,672

Gain on sale of discontinued operations	$-	$-	$2,152	$-

4.	Use of Estimates

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

5.	Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
		Merisel	Predecessor
Raw materials	949	-	$862
Work in process	619	-	244
Reserve for obsolescence	(3)	-
Total inventory, net	1,565	-	$1,106

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

6.	Stock-Based Compensation

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

(In thousands, except per share amounts)	Three months ended June 30,			Six months ended June 30,
	2005	2004	2004	2005	2004	2004
		Merisel	Predecessor		Merisel	Predecessor
Net income (loss) available to common stockholders - As Reported	$1,597	$(793)	$232	$3,758	$(125)	$951
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	92	1	-	184	2	-
Net income (loss) - Pro Forma	$1,505	$(794)	$232	$3,574	$(127)	$951

Earnings Per Share (Basic & Diluted):
As Reported	$0.21	$(0.10)	N/A	$0.49	$(0.02)	N/A
Pro Forma	$0.20	$(0.10)	N/A	$0.48	$(0.02)	N/A

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):
	June 30, 2005	December 31, 2004	December 31, 2004
Accrued liabilities:		Merisel	Predecessor
Lease commitments and other accruals	$2,045	$1,259	$1,073
Compensation and other benefit accruals	3,038	552	2,523
State and local sales taxes and other taxes	177	1,529	84
Deferred compensation	-	759	-
Total accrued liabilities	$5,260	$4,099	$3,680

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

8.	Comprehensive Income

Comprehensive income (loss) is computed as follows:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	2004	2005	2004	2004
		Merisel	Predecessor		Merisel	Predecessor
Net (loss) income	$2,036	$(388)	$232	$4,628	$678	$951
Other comprehensive loss - unrealized (loss) gain on available for sale securities	-	(1)	-	-	9	-
Comprehensive (loss) income	$2,036	$(389)	$232	$4,628	$687	$951

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

The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time-to-time in the open market or otherwise. On September 1, 2004, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $1,000,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of June 30, 2005, the Company had repurchased approximately 410,000 shares under all prior authorizations for an aggregate cost of $851,000 (including approximately $7,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. As of June 30, 2005, no repurchases have been made under the $1,000,000 buyback.

10.	Related Party Transactions

Subsequent to the sale of the software licensing business in 2004, it was discovered that the buyer, D&H, LLC, was a related party of the Company’s former Chief Executive Officer.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The Company purchased black and white film processing from a business owned by a former shareholder of CEV and current executive of the Company. The Company purchased approximately $1,000 of services from this company during the three and six months ended June 30, 2005 and $24,000 and $43,000 during the three and six months ended June 30, 2004. The Company sold approximately $18,000 of services to this company during the three and six months ended June 30, 2005 and $3,000 and $6,000 during the three and six months ended June 30, 2004, respectively. There is a net account receivable from this company in the amount of approximately $151,000, which is included in accounts receivable on the consolidated balance sheet and is fully reserved as of June 30, 2005.

11.	Other Assets

At June 30, 2004, other assets included approximately $760,000 of investment securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company’s former Chief Executive Officer. An offsetting obligation is included in long term liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of June 30, 2004 there was an unrealized holding gain of approximately $59,000. Unrealized gains and losses on available for sale securities are recorded as a component of other comprehensive income in the accompanying consolidated balance sheets.

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

Effective February 28, 2005, the Company completed its acquisition of substantially all of the assets of Color Edge, Inc. and Affiliates and Comp 24. The results of operations of Color Edge, Inc. and Affiliates and Comp 24 for the period March 1, 2005 through June 30, 2005 are included in the Consolidated Statement of Operations for the three and six month periods ended June 30, 2005. The acquisition resulted in the recognition of goodwill and other intangible assets in the Company’s financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The combined purchase price for the CE and CEV assets consisted of $20,498,000 in cash and an additional amount in cash of up to $7,945,000 to be earned on an annual basis over a three year period that commenced on January 1, 2005 provided the combined EBITDA of CE and CEV, net of capital expenditures, exceeds certain agreed upon thresholds. The Company, through its indirectly wholly-owned subsidiaries, also assumed certain obligations for borrowed money and capital lease obligations of CE and CEV combined in the approximate aggregate amount of $9,000,000 plus certain trade payables and accruals of CE and CEV combined. Additionally, with respect to the purchase agreement with CEV only, the Company will also be obligated to pay an amount up to $2,000,000 for certain tax liabilities incurred by CEV’s shareholders.

The purchase price for the Comp 24 assets consisted of $10,884,000 in cash and an additional amount in cash of up to $1,631,000 to be earned on an annual basis over a three year period commencing January 1, 2005 provided Comp 24’s EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds. The Company, through its indirectly wholly-owned subsidiary, also will assume certain obligations for borrowed money of Comp 24 in the amount of $1,000,000 plus certain trade payables and accruals.

The aggregate cash consideration to be paid to each of CE, CEV and Comp 24 was subject to adjustment based on the difference, if any, between the net working capital of each company at closing and certain agreed upon target amounts. A portion of the cash consideration payable to each target company was held in escrow to satisfy certain claims, which resulted in a $239,000 reduction in the Comp 24 purchase price. The Comp 24 earnout was increased to allow the shareholders to recover the purchase price reduction if certain EBITDA targets are achieved. The Color Edge adjustments are still in the process of being finalized. None of the contingent amounts have been recognized as of June 30, 2005, and will be recorded when contingencies are resolved.

The purchase price of $34,197,000 consisted of $31,382,000 paid in cash at closing and $2,815,000 of acquisition-related professional fees. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$12,178
Inventory	1,406
Other current assets	299
Fixed assets	3,745
Restricted cash	2,349
Intangible assets	5,900
Goodwill	24,197
Accounts payable	(3,970)
Accrued liabilities	(2,397)
Long term debt and capital lease obligations	(9,935)
Total purchase price, net of $424 cash received	$33,773

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The weighted-average amortization period of the other intangible assets, $5,900,000, is 9.6 years. The intangible asset amortization expense was $219,000 and $292,000 for the three and six month periods ended June 30, 2005, respectively, and will be approximately $850,000 annually for the twelve month period ending June 30, 2006, approximately $795,000 for the twelve month periods ending June 30, 2007, 2008 and 2009 and approximately $591,000 for the twelve month period ended June 30, 2010.

The following table presents the unaudited pro forma results of operations of the Company for the three and six month periods ended June 30, 2005. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Color Edge and Comp 24 acquisitions had occurred at the beginning of the period. The pro forma information contains the actual combined operating results of Merisel, Inc., Color Edge, Inc. and Affiliates and Comp 24, LLC, with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of costs associated with certain expenses, 2) elimination of interest income earned on invested cash balances, which balances were used to fund the Acquisitions and 3) amortization of intangibles related to the Acquisition.

Pro Forma, unaudited, in thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Total revenue	$15,372	$15,211	$31,577	$31,390
Net income (loss) from continuing operations	2,036	(89)	1,541	799
Basic and Diluted earnings per share	$0.26	($0.01)	$0.20	$0.10

14.	Debt

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500,000 with quarterly installment payments of $41,667 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500,000 secured by the accounts receivable of Comp 24, formerly MC24, LLC. Balances of $458,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at June 30, 2005.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The second credit agreement provides for a term loan facility in the amount of $2,000,000 with quarterly installment payments of $100,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC. Balances of $1,800,000 and $5,800,000 were outstanding under the term and revolving credit loans, respectively, at June 30, 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of June 30, 2005.

15.	Intangibles

As of June 30, 2005, the acquired intangible assets related to the Acquisitions have been valued based on preliminary purchase price allocations. The amounts allocated to intangible assets may be adjusted when these purchase price allocations are finalized. Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

June 30, 2005
Customer Relationships	2,704
Non-compete agreements	2,849
Software licenses	53
Domain names	2
Total	$5,608

Amortization expense related to intangible assets was $219,000 and $292,000 for the three and six months ended June 30, 2005, respectively. Amortization expense for each of the next five fiscal years beginning July 1, 2005 is expected to be approximately $850,000 for fiscal years 2005, $795,000 for fiscal years 2006, 2007 and 2008 $591,000 for fiscal year 2009 and $184,000 for fiscal year 2010.

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

RESULTS OF OPERATIONS

Based on the fact that the company had no on-going operations immediately prior to the Acquisitions, the Company has determined that predecessor accounting rules apply. It has been determined that Color Edge, Inc. and Affiliates represent the predecessor company, and as such 2004 comparisons in the discussion and analysis below are made to the Color Edge entity. The Company reported net income available to common stockholders of $1,597,000, including discontinued operations for the three months ended June 30, 2005. This compares with net income of $232,000 for the comparable 2004 period.

The Company reported net income available to common stockholders of $3,758,000, including discontinued operations for the six months ended June 30, 2005. This compares with net income of $951,000 for the comparable 2004 period. Net income for the six months ended June 30, 2005 includes income of $2,152,000 from discontinued operations. Given the Company’s net operating loss carryforwards and offsetting valuation allowance against them, the Company has recorded the results of discontinued operations for all periods net of tax of $0.

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004.

Net Sales - Net sales were $15,372,000 for the three months ended June 30, 2005 compared to $12,326,000 for the three months ended June 30, 2004. The increase of $3,046,000 or 24.7% relates to the inclusion of Comp 24 net sales in the 2005 consolidated results.

Gross Profit - Gross profit was $8,428,000 for the three months ended June 30, 2005 compared to $6,074,000 for the three months ended June 30, 2004. The increase of $2,354,000 or 38.8% relates to the inclusion of Comp 24 gross profit in the 2005 consolidated results. Gross profit as a percentage of sales, or gross margin, was 55.5% in the three months ended June 30, 2005 compared to 49.3% in the 2004 period. The increase relates primarily to certain headcount reductions in the first quarter of 2005.

Selling, General and Administrative - Selling, general and administrative expenses increased to $6,288,000 in the three months ended June 30, 2005 from $5,235,000 in the three months ended June 30, 2004. The increase in selling, general and administrative expenses of $1,053,000, or 20.1%, is due primarily to the inclusion of Comp 24 and corporate expense in the consolidated results for the 2005 period. Selling, general and administrative expenses as a percentage of sales decreased to 40.9% in the three months ended June 30, 2005 compared to 42.5% in the three months ended June 30, 2004. This decrease is due primarily to headcount reductions made in the first quarter of 2005.

Interest Expense, Net - Interest expense decreased to $77,000 in the three months ended June 30, 2005 from $108,000 in the three months ended June 30, 2004. The decrease reflects interest income earned on invested cash balances in the 2005 period.

Income Taxes - The Company recorded a income tax provision of $27,000 in the three months ended June 30, 2005 compared to a provision of $499,000 in the three months ended June 30, 2004. The decrease is due to the fact that the predecessor company was a fully burdened taxpayer, while Merisel has available net operating loss carryforwards which will be used to shelter the 2005 income.

Net Income - As a result of the above items, the Company had net income of $2,036,000 for the three months ended June 30, 2005 compared to $232,000 for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 as Compared to the Six Months Ended June 30, 2004.

Net Sales - Net sales were $21,195,000 for the six months ended June 30, 2005 compared to $25,606,000 for the six months ended June 30, 2004. The decrease of $4,411,000 or 17.2% relates to the fact that the 2005 period only had four months of operations, compared to six months in the 2004 period. This decrease is offset by the inclusion of Comp 24 net sales in the 2005 consolidated results.

Gross Profit - Gross profit was $11,545,000 for the six months ended June 30, 2005 compared to $12,929,000 for the six months ended June 30, 2004. The decrease of $1,384,000 or 10.7% relates to the fact that the 2005 period only had four months of operations, compared to six months in the 2004 period. This decrease is offset by the inclusion of Comp 24 gross profit in the 2005 consolidated results.

Selling, General and Administrative - Selling, general and administrative expense decreased to $9,080,000 in the six months ended June 30, 2005 from $10,640,000 in the three months ended June 30, 2004. The decrease in selling, general and administrative expense of $1,560,000, or 14.7%, relates to the fact that the 2005 period had four months of operations, compared to six months in the 2004 period. This decrease is offset by the inclusion of Comp 24 and corporate selling, general and administrative expenses in the 2005 consolidated results. Selling, general and administrative expense as a percentage of sales increased to 42.8% in the three months ended June 30, 2005 from 41.6% in the three months ended June 30, 2004. This increase is due to certain overhead expenses incurred in the first two months of 2005 with no corresponding revenue.

Interest Income, Net - Interest income increased to $47,000 in the six months ended June 30, 2005 from interest expense of $225,000 in the comparable 2004 period. The increase is primarily related to interest earned on invested cash balances in the 2005 period and the fact that the Company had no outstanding debt during the first two months of 2005.

Income Taxes - The Company recorded a income tax provision of $36,000 in the six months ended June 30, 2005 compared to a provision of $1,113,000 in the six months ended June 30, 2004. The decrease is due to the fact that the predecessor company was a fully burdened taxpayer, while Merisel has available net operating loss carryforwards which will be used to shelter the 2005 income.

Discontinued Operations - Income from discontinued operations was $2,152,000 in the six months ended June 30, 2005. This related to the rescission of the sale of the software licensing assets in February 2005, whereby the Company recovered cash, a note receivable and land from D&H Services, LLC.

Net Income - As a result of the above items, the Company had income of $4,628,000 for the six months ended June 30, 2005 compared to $951,000 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Based on the fact that the company had no on-going operations immediately prior to the Acquisitions, the Company has determined that predecessor accounting rules apply. It has been determined that Color Edge, Inc. and Affiliates represent the predecessor company, and as such 2004 comparisons in the discussion and analysis below are made to the Color Edge entity.

Cash Flow Activity

Net cash used in operating activities was $634,000 during the six months ended June 30, 2005. The primary uses of cash decreases were decreases of $887,000 in accounts payable and $1,440,000 in accrued expenses and increases of $377,000 in security deposits and $223,000 in prepaid expenses, which were offset by net income from continuing operations of $2,476,000. Net cash used in operating activities was $122,000 during the six months ended June 30, 2004. The primary use of cash was a $3,194,000 increase in accounts receivable, offset by a $2,029,000 increase in income tax payable.

For the six months ended June 30, 2005, net cash used in investing activities was $34,155,000 which consisted $33,773,000 used to fund the Acquisitions and $381,000 used for capital expenditures. For the six months ended June 30, 2004, net cash used in investing activities was $973,000 used for capital expenditures.

For the six months ended June 30, 2005, net cash used in financing activities was $335,000, which was comprised of $324,000 used for capital lease payments and $12,000 used to repay borrowings. For the six months ended June 30, 2004, net cash provided by financing activities was $908,000 which primarily consisted of bank borrowings.

For the six months ended June 30, 2005, net cash provided by discontinued operations was $1,487,000 which primarily consisted of cash recovered from D&H as a result of the rescission of the software licensing sales, and was offset by certain rescission-related expenditures.

Financing Sources and Capital Expenditures

At June 30, 2005, the Company had cash and cash equivalents of approximately $13.2 million and debt of approximately $9.7 million. A significant portion of this cash balance was subsequently used in August 2005 to complete the Crush Acquisition. Additionally, the Company incurred approximately $2.5 million of additional debt to finance the Crush Acquisition.

The Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500,000 with quarterly installment payments of $41,667 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500,000 secured by the accounts receivable of Comp 24, formerly MC24, LLC. Balances of $458,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at June 30, 2005.

The second credit agreement provides for a term loan facility in the amount of $2,000,000 with quarterly installment payments of $100,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC. Balances of $1,800,000 and $5,800,000 were outstanding under the term and revolving credit loans, respectively, at June 30, 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of June 30, 2005.

Management believes that with the Company’s cash balances after discontinued operations related expenditures and the payment of the purchase price for the Crush Acquisition, the Company has sufficient liquidity for the foreseeable future. All anticipated discontinued operations expenditures are currently recorded as accrued liabilities on the Company’s consolidated balance sheet.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 64.3% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $6,099,000 and $4,882,000 were recorded at September 30, 2004 and December 31, 2003, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of June 30, 2005, no redemptions have been made.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Additionally, the Company has assumed certain off-balance sheet real estate leases in connection with the Acquisitions.

The following table summarizes the Company’s contractual obligations at June 30, 2005.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$8,588	$67	$8,022	$-	$-
Capital Lease Obligations	1,075	456	619	-	-
Operating Lease Obligations	25,180	2,961	8,820	6,312	7,087
Contingent Payment Obligations	9,815	3,272	6,544	-	-
Total	$44,658	$7,255	$24,004	$6,312	$7,087

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2005, the Company had cash investments of $9,407,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $3,817,000 maintained in various checking accounts at June 30, 2005. The Company had approximately $9,663,000 of outstanding long-term debt with variable interest rates and no foreign currency risk.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective because the Company’s former Chief Executive Officer and Chief Financial Officer, based on his intimate knowledge of the company’s controls and procedures and his position of authority, may have been able to circumvent the controls in a prior period by initiating a related party transaction and certain wire transfers without appropriate authorization and documentary support. While the related party transaction was identified by the Company in the fourth quarter of 2004, the unauthorized wire transfers were not identified, such that certain of the Company’s financial statement presentation and disclosures were not adequate prior to the Company’s external audit.

During the fourth quarter of 2004, following the identified unauthorized related party transaction, the Company took measures to strengthen its controls and procedures, including separating the roles of chief executive officer and chief financial officer, and ensuring that both officers have direct reporting relationships with the Company’s Board of Directors. Separating these key roles has allowed the Company to comprehensively enforce its control requiring appropriate documentary evidence, including invoices and dual signatories, to support all disbursements. Based on these changes, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, while the controls and procedures were effective to prevent future unauthorized transactions, they were not effective to provide for accurate and adequate financial statement disclosures relating to past instances of unauthorized transactions.

Subsequent to June 30, 2005, upon identification through the audit process of the unauthorized wire transfers, the Company, under the direction of the Chief Executive Officer and Chief Financial Officer, completed a search for all unauthorized transactions in order to quantify the extent for financial statement disclosure purposes and ensure that disclosure controls and procedures are adequate to prevent future recurrences.

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

Date: January 19, 2006

MERISEL, INC.

By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman and Chief Executive Officer

By:	/s/ Allyson Vanderford
Allyson Vanderford
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Merisel, Inc., filed as an exhibit to Form S-1 Registration Statement of Softsel Computer Products, Inc., No. 33-23700, and incorporated herein by reference
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