Form 10-Q
period 2005-09-30
MERISEL INC /DE/
filed 2006-01-19
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

MERISEL, INC. AND SUBSIDIARIES

Three and Nine Months Ended September 30, 2005

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004
Predecessor Combined Balance Sheet as of December 31, 2004 (Audited)
Unaudited Predecessor Combined Statements of Operations for the Two Months Ended February 28, 2005 and the Three and Nine Months Ended September 30, 2004
Unaudited Predecessor Combined Statements of Cash Flows for the Two Months Ended February 28, 2005 and the Nine Months Ended September 30, 2004
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits
SIGNATURES

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$11,075	$46,861
Restricted cash - deferred compensation	-	759
Account receivable, net of allowance of $1,052	16,718	-
Inventories	1,750	-
Prepaid expenses and other current assets	970	256
Total current assets	30,513	47,876

Property and equipment, net	7,401	-

Restricted cash	6,770	-
Intangible assets, net	5,398
Goodwill	25,318	-
Other assets	170	74

Long term assets of discontinued operations	914	-

Total assets	$76,484	$47,950

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
Current liabilities:
Accounts payable	$5,085	$10
Accrued liabilities	5,119	4,099
Capital lease obligations, current maturities	549	-
Installment notes, current maturities	579	-
Customer deposits	38	-
Total current liabilities	11,370	4,1099

Revolving credit agreement	8,630	-
Capital lease obligations, less current maturities	558	-
Installment notes, less current maturities	1,560	-
Deferred occupancy costs	268	-
Other liabilities	94	-

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 150,000 shares issued and outstanding	22,838	21,521
Common stock, $.01 par value, authorized 30,000,000 shares; 8,033,875 issued and 7,623,895 outstanding at September 30, 2005 and December 31, 2004	80	80
Additional paid-in capital	276,058	277,375
Accumulated deficit	(243,718)	(253,592)
Unamortized deferred compensation	(403)	(692)
Treasury stock at cost, 409,980 shares repurchases as of September 30, 2005 and December 31, 2004	(851)	(851)
Total stockholders’ equity	54,004	43,841

Total liabilities and stockholders’ equity	$76,484	$47,950

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$19,970	-	41,165	-

Cost of goods sold	10,123	-	19,772	-

Gross profit	9,847	-	21,393	-

Selling, general & administrative expenses	7,945	553	17,025	1,772

Operating income (loss)	1,902	(553)	4,368	(1,772)

Interest expense (income), net	113	(161)	66	(387)
Other expense, net	8	-	8	-

Income (loss) from continuing operations before provision for income taxes	1,782	(392)	4,294	(1,386)

Income tax provision	27	-	63	-

Income (loss) from continuing operations	1,755	(392)	4,231	(1,386)

Income from discontinued operations	-	3,002	-	4,674
Gain (loss) on sale of software licensing operations	3,491	(2,643)	5,643	(2,643)
Net income (loss)	5,246	(33)	9,874	645
Preferred stock dividends	448	414	1,318	1,217
Net income (loss) available to common stockholders	$4,798	$(447)	$8,556	$(572)

Net income (loss) per share (basic):
Loss from continuing operations available to common stockholders	$0.17	$(0.10)	$0.38	$(0.34)
Income from discontinued operations	0.00	0.39	0.00	0.61
Gain (loss) on sale of software licensing operations	0.46	(0.35)	0.74	(0.35)
Net income (loss) available to common stockholders	$0.63	$(0.06)	$1.12	$(0.08)

Net income (loss) per share (diluted):
Loss from continuing operations available to common stockholders	$0.17	$(0.10)	$0.38	$(0.34)
Income from discontinued operations	0.00	0.39	0.00	0.61
Gain (loss) on sale of software licensing operations	0.45	(0.35)	0.73	(0.35)
Net income (loss) available to common stockholders	$0.62	$(0.06)	$1.11	$(0.08)

Weighted average number of shares
Basic	7,624	7,616	7,624	7,617
Diluted	7,743	7,616	7,727	7,617

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,874	$646
Add: loss from sale of software licensing	-	2,643
Less: income from discontinued operations, net	(5,643)	(4,675)
Net income (loss) from continuing operations	4,231	(1,386)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash deferred compensation	289	(28)
Stock option related expense	-	9
Deferred compensation payment	(759)	-
Deferred occupancy costs	268	-
Depreciation and amortization	1,147	-
Restricted cash - security deposits	(381)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,351)	-
Inventories	199	-
Prepaids and other current assets	368	(273)
Accounts payable	96	15
Accrued liabilities	(2,026)	(1,123)
Net cash provided by (used in) operating activities	2,081	(2,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired of $878	(37,734)	-
Capital expenditures	(1,069)	-
Receivable from sale of software licensing assets	-	(549)
Net cash used in investing activities	(38,803)	(549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	15
Capital lease payments	(484)	-
Debt repayments	(112)	-
Net cash (used in) provided by financing activities	(596)	15

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(36,586)	(3,320)

DISCONTINUED OPERATIONS
Cash provided by discontinued operations	1,532	6,408
Cash provided by investing activities	-	64
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	1,532	6,472

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,786)	3,152

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,861	44,948
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,075	$48,100

Supplemental disclosure of cash flow information:

	(in thousands)
Cash paid during the period for:	2005	2004
Income taxes	$-	$-
Non-cash investing and financing activities:
Unrealized loss on securities	-	(28)
Preferred dividends accumulated	1,317	1,217

In the third quarter of 2004, the Company sold certain of its assets that principally comprised the software licensing business, including any notes and real property assets totaling $5,785,000. Additionally, the buyer assumed certain liabilities of $3,141,000 (see Note 3).

The Company sold a piece of land held for sale as part of the discontinued operations, recognizing a gain of $3,196,000. The $4,079,000 of proceeds from this sale are being held in escrow.

In connection with the acquisition of Color Edge Inc. and Affiliates, Comp 24, LLC and Crush Creative, the Company paid $38 million in cash and incurred $3 million in expenses related to the acquisition and acquired the following assets:

Current Assets
Cash	878
Accounts receivable	15,367
Inventories	1,949
Prepaid expenses and other current assets	378
Total current assets	18,572

Non-current Assets
Property, plant and equipment	6,967
Security deposits and other assets	2,350
Goodwill	25,318
Other intangibles	5,910

Current Liabilities
Accounts payable	4,978
Accrued expense	3,056
Long-term debt and capital lease obligations, current portion	1,456
Total current liabilities	9,490

Non-current Liabilities
Long-term debt and capital lease obligations	11,016

Net assets acquired	38,612

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

COLOR EDGE, INC. AND AFFILIATES (PREDECESSOR)
COMBINED STATEMENTS OF OPERATIONS
(In thousands)

	Two Months Ended February 28, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Net sales	$8,532	$15,994	$41,600

Cost of sales	5,011	8,309	20,986

Gross profit	3,521	7,685	20,614

Selling, general & administrative expenses	4,615	5,636	16,276

Operating income (loss)	(1,094)	2,049	4,338

Interest expense, net	73	133	358

Income (loss) before tax provision	(1,167)	1,916	3,980

Income tax provision	-	545	1,658

Net income (loss)	$(1,167)	$1,371	$2,322

See accompanying notes to unaudited consolidated financial statements.

COLOR EDGE, INC. AND AFFILIATES (PREDECESSOR)
COMBINED STATEMENTS OF CASH FLOW
(In thousands)

	2 months ended February 28, 2005	9 months ended September 30, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	(1,167)	2,320
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred occupancy costs	-	147
Deferred income taxes	533	812
Depreciation and amortization	284	994
Changes in operating assets and liabilities:
Accounts receivable	(1,792)	(5,464)
Inventories	189	(492)
Prepaids and other current assets	(121)	(920)
Restricted cash	7	(128)
Security deposits	53	(17)
Accounts payable	(122)	697
Accrued liabilities	210	215
Income taxes payable	(262)	2,549
Net cash provided by (used in) operating activities	(2,118)	713

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9)	(1,455)
Net cash used in investing activities	(9)	(1,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(119)	(351)
Loan origination fees	95	(83)
Loan (to)/from stockholder	231	(477)
Bank debt assumed, net of repayments	400	2,080
Net cash provided by financing activities	607	1,169

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,590)	427

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,053	756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$463	$1,183

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

The information as of and for the three and six months ended September, 2005 and 2004 and the two months ended February 28, 2005 for the Predecessor company (as defined below) has not been audited by the Company’s independent registered public accounting firm, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

On August 8, 2005, the Company, through an indirectly wholly-owned subsidiary completed the acquisition of Crush Creative, Inc. (“Crush”). The purchase price consisted of $6,937,500 in cash and an additional amount of up to approximately $2,500,000 over a four year period provided Crush's EBITDA, net of excess capital expenditures, exceeds certain agreed upon thresholds. The Company, through its indirectly wholly-owned subsidiary also assumed certain obligations for borrowed money and capital lease obligations of Crush in the approximate aggregate amount of $2,500,000 plus certain trade accruals and trade payables of Crush. A portion of the cash consideration payable will be held in escrow until certain agreed upon release dates.

Since the acquisitions were accounted for as purchases, the results of operations of Color Edge, Inc. and Affiliates and Comp 24 for the period March 1, 2005 through September 30, 2005 and the results of operations of Crush for the period August 8, 2005 through September 30, 2005 are included in the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2005.

The Company and its subsidiaries operate in a single reporting segment.

3.	Discontinued Operations

In August 2004, the Company completed the sale of its software licensing business to D&H Services, LLC (“D&H”), at which time it was determined to represent a discontinued operation. The Company has reclassified its consolidated financial statements to reflect the sale of the software licensing businesses and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of this business for all periods presented. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows. At December 31, 2004, there were no remaining assets or liabilities of the discontinued operations. At September 30, 2005, the Company had reacquired certain assets that are classified as held for sale in the Company’s consolidated balance sheet.

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

Summarized financial information for the discontinued operations as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

September 30, 2005
Note receivable	$914
Total assets	$914

	(In thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$-	$5,507	$-	$38,101
Gross profit	-	476	-	3,596
Operating expense	-	(1,764)	-	(41)
Restructuring charge	-	(634)	-	(913)
Operating income	-	2,874	-	4,550
Interest and other income	-	178	-	216
Income tax provision	-	50	-	92
Income from discontinued operations	$-	$3,002	$-	$4,674

Gain (loss) on sale of software licensing	$3,491	($2,643)	$5,643	($2,643)

4.	Use of Estimates

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

5.	Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004	December 31, 2004
		Merisel	Predecessor
Raw materials	$1,357	-	$862
Work in process	415	-	244
Reserve for obsolescence	(22)	-	-
Total inventory, net	$1,750	-	$1,106

6.	Stock-Based Compensation

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

(In thousands, except per share amounts)	Three months ended September 30,			Nine months ended September 30,
	2005	2004	2004	2005	2004	2004
		Merisel	Predecessor		Merisel	Predecessor
Net income (loss) available to common stockholders - As Reported	$4,798	$(447)	$1,371	$8,556	$(572)	$2,322
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	94	1	-	278	2	-
Net income (loss) - Pro Forma	$4,892	$(448)	$1,371	$8,278	$(574)	$2,322

Earnings Per Share (Basic):
As Reported	$0.63	$(0.06)	N/A	$1.12	$(0.08)	N/A
Pro Forma	$0.62	$(0.06)	N/A	$1.09	$(0.08)	N/A

Earnings Per Share (Diluted):
As Reported	$0.62	$(0.06)	$0.18	$1.11	$(0.08)	$0.30
Pro Forma	$0.61	$(0.06)	$0.18	$1.07	$(0.08)	$0.30

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004	December 31, 2004
Accrued liabilities:		Merisel	Predecessor
Lease commitments and other accruals	$1,458	$1,259	$1,073
Compensation and other benefit accruals	3,395	552	2,523
State and local sales taxes and other taxes	266	1,529	84
Deferred compensation	-	759	-
Total accrued liabilities	$5,119	$4,099	$3,680

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

8.	Comprehensive Income

Comprehensive income (loss) is computed as follows:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2004	2005	2004	2004
		Merisel	Predecessor		Merisel	Predecessor
Net (loss) income	$5,246	$(33)	$1,371	$9,874	$645	$2,322
Other comprehensive loss - unrealized (loss) gain on available for sale securities	-	(36)	-	-	(28)	-
Comprehensive (loss) income	$5,246	$(69)	$1,371	$9,874	$617	$2,322

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

The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time-to-time in the open market or otherwise. On September 1, 2004, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $1,000,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of September 30, 2005, the Company had repurchased approximately 410,000 shares under all prior authorizations for an aggregate cost of $851,000 (including approximately $7,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. As of September 30, 2005, no repurchases have been made under the $1,000,000 buyback.

10.	Related Party Transactions

Subsequent to the sale of the software licensing business in 2004, it was discovered that the buyer, D&H, LLC, was a related party of the Company’s former Chief Executive Officer.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The Company purchased black and white film processing from a business owned by a former shareholder of CEV and current executive of the Company. The Company purchased approximately $1,000 and $2,000 of services from this company during the three and nine months ended September 30, 2005 and $15,000 and $58,000 during the three and nine months ended September 30, 2004. The Company sold approximately $24,000 and $42,000 of services to this company during the three and nine months ended September 30, 2005 and $6,000 and $13,000 during the three and nine months ended September 30, 2004, respectively. There is a net account receivable from this company in the amount of $174,000, which is included in accounts receivable on the consolidated balance sheet and is fully reserved as of September 30, 2005.

11.	Other Assets

At September 30, 2004, other assets include approximately $723,000 of investment securities classified as available for sale. Such amounts were invested in connection with a deferred compensation agreement with the Company’s former Chief Executive Officer. An offsetting obligation is included in long term liabilities. Payment of the deferred compensation is due as provided for in the agreement. As of September 30, 2004 there was an unrealized holding gain of approximately $23,000. Unrealized gains and losses on available for sale securities are recorded as a component of other comprehensive income in the accompanying consolidated balance sheets.

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

(a) Effective February 28, 2005, the Company completed its acquisition of substantially all of the assets of Color Edge, Inc. and Affiliates and Comp 24. The results of operations of Color Edge, Inc. and Affiliates and Comp 24 for the period March 1, 2005 through September 30, 2005 are included in the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2005. The acquisition resulted in the recognition of goodwill and other intangible assets in the Company’s financial statements.

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

The aggregate cash consideration to be paid to each of CE, CEV and Comp 24 was subject to adjustment based on the difference, if any, between the net working capital of each company at closing and certain agreed upon target amounts. A portion of the cash consideration payable to each target company was held in escrow to satisfy certain claims, which resulted in a $239,000 reduction in the Comp 24 purchase price. The Comp 24 earnout was increased to allow the shareholders to recover the purchase price reduction if certain EBITDA targets are achieved. The Color Edge adjustments are still in the process of being finalized. None of the contingent amounts have been recognized as of September 30, 2005, and will be recorded when contingencies are resolved.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The purchase price of $31,344,000 consisted of $31,382,000 paid in cash at closing and $2,860,000 of acquisition-related professional fees, reduced by a cash receipt of $239,000 related to the Comp 24 purchase price adjustment and a cash receipt of $2,659,000 from the Color Edge escrow pending finalization of the asset purchase agreement amendment. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$12,178
Inventory	1,406
Other current assets	299
Fixed assets	3,745
Restricted cash	2,349
Intangible assets	5,910
Goodwill	21,335
Accounts payable	(3,970)
Accrued liabilities	(2,397)
Long term debt and capital lease obligations	(9,935)

Total purchase price, net of $424 cash received	$30,920

The weighted-average amortization period of the intangible assets is 9.6 years. The intangible asset amortization expense was $219,000 and $512,000 for the three and nine month periods ended September 30, 2005, respectively, and will be approximately $829,000 annually for the twelve month period ending September 30, 2006, approximately $795,000 for the twelve month periods ending September 30, 2007, 2008 and 2009 and approximately $439,000 for the twelve month period ending September 30, 2010.

(b) On August 8, 2005, the Company, through an indirectly wholly-owned subsidiary completed the acquisition of Crush Creative, Inc. (“Crush”). The results of operations of Crush for the period August 8, 2005 through September 30, 2005 are included in the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2005. The acquisition resulted in the recognition of goodwill in the Company's financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The purchase price of $7,268,000 consisted of $6,991,000 paid in cash at closing and $277,000 of acquisition-related professional fees.

The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$3,189
Inventory	543
Other assets	80
Fixed assets	3,222
Goodwill	3,983
Accounts payable	(1,008)
Accrued liabilities	(659)
Long term debt and capital lease obligations	(2,536)
Total purchase price, net of $454 cash received	$6,814

The following table presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended September 30, 2005. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Color Edge, Comp 24 and Crush acquisitions had occurred at the beginning of the period. The pro forma information contains the actual combined operating results of Merisel, Inc., Color Edge, Inc. and Affiliates, Comp 24, LLC and Crush, with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of costs associated with certain non-recurring expenses, 2) elimination of interest income earned on invested cash balances, which balances were used to fund the Acquisitions and 3) amortization of intangibles related to the Acquisitions.

Pro Forma, unaudited, in thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total revenue	$21,930	$22,927	$63,535	$63,379
Net income	1,752	1,212	3,247	2,310
Basic and Diluted earnings per share	$0.23	$0.16	$0.42	$0.30

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

14.	Debt

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500,000 with quarterly installment payments of $41,667 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500,000 secured by the accounts receivable of Comp 24, formerly MC24, LLC. Balances of $417,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at September 30, 2005.

The second credit agreement provides for a term loan facility in the amount of $2,000,000 with quarterly installment payments of $100,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC. The revolving credit facility agreement was amended on August 8, 2005 in connection with the Crush Acquisition to increase the borrowing capacity to $14,000,000.

Balances of $1,723,000 and $8,100,000 were outstanding under the term and revolving credit loans, respectively, at September 30, 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of September 30, 2005.

15.	Intangibles

As of September 30, 2005, the acquired intangible assets related to the Acquisitions have been valued based on preliminary purchase price allocations. The amounts allocated to intangible assets may be adjusted when these purchase price allocations are finalized. Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

September 30, 2005
Customer Relationships	2,658
Non-compete agreements	2,696
Software licenses	33
Domain names	1
Trademark	10
Total	5,398

Amortization expense related to intangible assets was $219,000 and $512,000 for the three and nine months ended September 30, 2005. Amortization expense for each of the next five fiscal years beginning October 1, 2005 is expected to be approximately $829,000 for fiscal year 2005, $795,000 for fiscal years 2006, 2007 and 2008, $454,000 for fiscal year 2009 and $184,000 for fiscal year 2010.

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

RESULTS OF OPERATIONS

Based on the fact that the company had no on-going operations immediately prior to the Acquisitions, the Company has determined that predecessor accounting rules apply. It has been determined that Color Edge, Inc. and Affiliates represent the predecessor company, and as such 2004 comparisons in the discussion and analysis below are made to the Color Edge entity. The Company reported net income available to common stockholders of $4,798,000, including discontinued operations for the three months ended September 30, 2005. This compares with net income of $1,371,000 for the comparable 2004 period. Net income for the three months ended September 30, 2005 includes income of $3,491,000 from discontinued operations.

The Company reported net income available to common stockholders of $8,556,000, including discontinued operations for the nine months ended September 30, 2005. This compares with net income of $2,322,000 for the comparable 2004 period. Net income for the nine months ended September 30, 2005 includes income of $5,643,000 from discontinued operations. Given the Company’s net operating loss carryforwards and offsetting valuation allowance against them, the Company has recorded the results of discontinued operations for all periods net of tax of $0.

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004.

Net Sales - Net sales increased to $19,970,000 in the three months ended September 30, 2005 from $15,994,000 in the three months ended September 30, 2004. The increase of $3,976,000 or 24.9% is attributable to the inclusion of Comp 24 net sales and Crush net sales from August 8, 2005 forward in the 2005 period.

Gross Profit - Gross profit increased to $9,847,000 in the three months ended September 30, 2005 from $7,685,000 in the three months ended September 30, 2004. The increase of $2,162,000 or 28.1% is attributable to the inclusion of Comp 24 gross profit and Crush gross profit from August 8, 2005 forward in the 2005 period. Gross profit as a percentage of net sales, or gross margin, increased to 49.3% in the three months ended September 30, 2005 from 48.0% in the comparable 2004 period. The increase in gross margin is primarily attributable to certain headcount reductions made in the first quarter of 2005.

Selling, General and Administrative - Selling, general and administrative expense increased to $7,945,000 in the three months ended September 30, 2005 from $5,636,000 in the three months ended September 30, 2004. The increase in selling, general and administrative expense of $2,309,000 or 41.0% is primarily attributable to the acquisitions of Comp 24 and Crush Creative and certain corporate expenses included in the 2005 period. Selling, general and administrative expenses as a percentage of net sales increased to 39.8% in the three months ended September 30, 2005 from 35.2% in the comparable 2004 period. This increase is primarily attributable to certain overhead expenses incurred during the first two months of 2005 which had no corresponding revenue.

Interest Expense, Net - Interest expense decreased to $113,000 in the three months ended September 30, 2005 from $133,000 in the three months ended September 30, 2004. The decrease of $20,000 or 15.0% is related to the fact that the Company earned interest income on invested cash balances in the 2005 period. This decrease is partially offset by the increased average outstanding debt balance related to the acquisitions of Comp 24 and Crush Creative.

Income Taxes - Provision for income taxes was $27,000 in the three months ended September 30, 2005 compared to $545,000 in the three months ended September 30, 2004. The decrease is due to the fact that the predecessor company was a fully burdened tax payer and Merisel has available net operating loss carryforwards which will be used to shelter pre-tax income in the 2005 period.

Discontinued Operations - Income from discontinued operations was $3,491,000 in the three months ended September 30, 2005. This related to the gain on a sale of a piece of property made in September 2005.

Net Income - As a result of the above items, the Company had net income of $5,246,000 for the three months ended September 30, 2005 compared to $1,371,000 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 as Compared to the Nine Months Ended September 30, 2004.

Net Sales - Net sales decreased to $41,165,000 in the nine months ended September 30, 2005 from $41,600,000 in the nine months ended September 30, 2004. The decrease of $435,000 or 1.0% is attributable to the fact that seven months of operations was included in the 2005 period compared to nine months in the 2004 period. The effect of the reduced periods is offset by the acquisitions of Comp 24 and Crush Creative in the 2005 period.

Gross Profit - Gross profit increased to $21,393,000 in the nine months ended September 30, 2005 from $20,614,000 in the nine months ended September 30, 2004. The increase of $779,000 or 3.8% is attributable to the acquisitions of Comp 24 and Crush Creative in the 2005 period. This increase is offset by the fact that the 2005 period only had seven months of operations compared to nine months in the 2004 period. Gross profit as a percentage of net sales, or gross margin, increased to 52.0% in the three months ended September 30, 2005 from 49.6% in the comparable 2004 period. The increase in gross margin is primarily attributable to certain direct labor headcount reductions made in the first quarter of 2005.

Selling, General and Administrative - Selling, general and administrative expense increased to $17,025,000 in the nine months ended September 30, 2005 from $16,276,000 in the nine months ended September 30, 2004. The increase of $749,000 or 4.6% is primarily related to the acquisitions of Comp 24 and Crush Creative in the 2005 period. This increase is offset by the fact that the 2005 period only had seven months of operations compared to nine months in the 2004 period. Selling, general and administrative expense as a percentage of sales increased to 41.4% in the nine months ended September 30, 2005 from 39.1% in the nine months ended September 30, 2004. This increase is primarily attributable to certain overhead expenses recognized in the first two months of 2005 for which there was no corresponding revenue.

Interest Expense, Net - Interest expense decreased to $66,000 in the nine months ended September 30, 2005 from $358,000 in the comparable 2004 period. The decrease is primarily related to offsetting interest income included in the 2005 period which was not earned in the 2004 period.

Income Taxes - Provision for income taxes was $63,000 in the nine months ended September 30, 2005 compared to $1,658,000 in the nine months ended September 30, 2004. The decrease is due to the fact that the predecessor company was a fully burdened tax payer and Merisel has available net operating loss carryforwards which will be used to shelter pre-tax income in the 2005 period.

Discontinued Operations - Income from discontinued operations was $5,643,000 in the nine months ended September 30, 2005. This related to the rescission of the sale of the software licensing assets in February 2005, whereby the Company recovered cash, a note receivable and land from D&H Services, LLC and the gain from the subsequent sale of the land.

Net Income - As a result of the above items, the Company had income of $9,874,000 for the nine months ended September 30, 2005 compared to $2,322,000 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash generated by operating activities was $2,081,000 during the nine months ended September 30, 2005. The primary source of cash was net income from continuing operations of $4,231,000, offset by an increase of $1,351,000 in accounts receivable. Net cash used in operating activities was $2,083,000 during the nine months ended September 30, 2004. The primary uses of cash were the net loss from continuing operations of $1,460,000 and a decrease in accrued expenses of $795,000.

For the nine months ended September 30, 2005, net cash used in investing activities was $38,803,000. $37,734,000 of that amount was used to fund the Acquisitions and the Crush Acquisition and $1,069,000 was used for capital expenditures. For the nine month ended September 30, 2004, net cash used in investing activities was $549,000 which consisted of a receivable for the final purchase price adjustment related to the sale of the software licensing assets.

For the nine months ended September 30, 2005, net cash used in financing activities was $596,000. Of this amount, $484,000 was used for capital lease payments and $112,000 was used for debt repayment. For the nine months ended September 30, 2004, net cash generated by financing activities was $15,000 from the issuance of common stock.

For the nine months ended September 30, 2005, net cash provided by discontinued operations was $1,532,000, which related to cash received in connection of the rescission of the software licensing sale, reduced by certain payments which were made during the period.

Financing Sources and Capital Expenditures

At September 30, 2005, the Company had cash and cash equivalents of approximately $11.1 million and debt of $10.8 million. Management believes that with the Company’s cash balances after anticipated expenditures related to discontinued operations, the Company has sufficient liquidity for the foreseeable future. All anticipated discontinued operations related expenditures are currently recorded as accrued liabilities on the Company’s consolidated balance sheet.

The Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500,000 with quarterly installment payments of $41,667 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500,000 secured by the accounts receivable of Comp 24, formerly MC24, LLC. Balances of $417,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at September 30, 2005.

The second credit agreement provides for a term loan facility in the amount of $2,000,000 with quarterly installment payments of $100,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC. This agreement was amended on August 8, 2005 in connection with the Crush Acquisition to increase the revolving credit facility to $14,000,000, secured additionally by the accounts receivable and inventory of Crush Creative. Balances of $1,700,000 and $8,100,000 were outstanding under the term and revolving credit loans, respectively, at September 30, 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of September 30, 2005.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 65.6% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $6,099,000 and $4,882,000 were recorded at September 30, 2004 and December 31, 2003, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of September 30, 2005, no redemptions have been made.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Additionally, the Company has assumed certain off-balance sheet real estate leases in connection with the Acquisitions.

The following table summarizes the Company’s contractual obligations at September 30, 2005.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$10,769	$579	$10,190	$-	$-
Capital Lease Obligations	1,169	548	621	-	-
Operating Lease Obligations	28,539	3,557	10,987	7,710	6,285
Contingent Payment Obligations	12,315	3,584	8,731	-	-
Total	$52,793	$8,269	$30,529	$7,710	$6,285

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2005, the Company had cash investments of $2,448,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $8,627,000 maintained in various checking accounts at September 30, 2005. The Company had outstanding long-term debt of $10,769,000 with variable interest rates and no foreign currency risk.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were operating effectively.

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