Form 10-K
period 2005-12-31
MERISEL INC /DE/
filed 2006-04-07
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ LARGE ACCELERATED FILER, ☐ ACCELERATED FILER ☒ NON-ACCELERATED FILER

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Service Bureau was $18,877,993 (2,435,870 shares at a closing price of $7.75).

As of March 30, 2006, the registrant had 7,773,755 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the definitive proxy statement of the registrant to be filed within 120 days of December 31, 2005, pursuant to Regulation 14-A under the Securities Exchange Act of 1934, for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006 are incorporated by reference into Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “will,” “estimates,” “plans,” “intends” and similar expressions, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included for purposes of complying with these safe harbor provisions. These forward looking statements reflect current views about the plans, strategies and prospects of Merisel, Inc. (the “Company”), and are based upon information currently available to the Company and on current assumptions. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

•	These risks, uncertainties and other factors include, but are not limited to the following:

•	the implementation of the Company’s business strategies and goals;

•	the integration of past and future acquisitions;

•	the Company’s dependence on its senior management and key personnel and its ability to attract and retain additional qualified personnel; and

•	the Company’s dependence on its senior management and key personnel and its ability to attract and retain additional qualified personnel; and

•	the Company’s ability to expand its business, including through any future acquisitions;

•	a deterioration in economic conditions generally;

•	competitive pricing and other competitive pressures in the graphic image arts industry;

•	changes in technology creating obsolescence;

•	the Company’s involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;

•	the loss of significant customers;

•	other risks detailed in “Business - Risk Factors.”

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

PART I

Item 1. Business.

Overview - Merisel, Inc. (together with its subsidiaries, "Merisel", “Successor” or the "Company") is currently a leading supplier of visual communication solutions. The Company acquired its current businesses in March and August 2005 and conducts its operations through its main operating subsidiary Merisel Americas, Inc. Until August 2004, the Company’s primary operations consisted of a software licensing solutions business.

Effective March 1, 2005, the Company acquired Color Edge, Inc, (“CE”), Color Edge Visual, Inc. (“CEV”) and Comp 24, LLC (“Comp 24”). CE is a New York-based visual communication solutions company that provides custom, made-to-order products primarily for consumer product companies and professional photographers from the fashion, retail and editorial worlds. CEV is a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. It has been determined that CE and CEV collectively, represents the predecessor company (“Predecessor”) for financial reporting purposes. Comp 24 is a New York-based commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services, such as file editing, film separation, printing, air brushing, die cutting, foil stamping, embossing and lamination. Effective August 8, 2005, the Company acquired Crush Creative, Inc. (“Crush”), a California-based visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the terms of these acquisitions.

The Company’s facilities produce conventional, electronic and desktop color separations, packaging prototypes for presentations, sales samples, color corrections for television, creative design, art production, electronic retouching, conventional and digital plate making and digital press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company’s services also include both digital and analog image database archival and management as well as 3-D imaging for package design, large format printing, digital photography, workflow management consulting services, and various related outsourcing and graphics arts consulting services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques.

The Company has particular expertise in preparing color images for high volume print production runs of consumer products packaging. The Company functions as a vital interface between its Fortune 1000 consumer products clients, their creative designers and their converters or printers in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround and delivery times. The Company’s ability to provide high quality, customized visual communication solutions quickly makes it a valued player in new product introduction and promotional activity.

The Company maintains both digital and analog data archives of product package layouts and designs for many of its clients. This activity brings value to those clients while improving the Company’s efficiency in accommodating clients’ rapidly changing packaging design modifications and product line extensions. By continuing to provide such high-end, value-added services, the Company commands a significant share of the market for graphic services solutions, which uniquely positions it to benefit from positive industry trends.

The Company believes that its clients choose to outsource their visual communication needs to the Company for reasons including but not limited to the following capabilities:

•	creative design capabilities;

•	production art expertise;

•	high quality customized imaging capabilities;

•	rapid turnaround and delivery times;

•	up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States;

•	color expertise;

•	digital imaging asset management; and

•	workflow management.

Visual Communication Solutions Industry, Graphic Services and the Company’s Markets

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

The Company believes that the visual communication solutions industry in North America has over 1,000 market participants, principally independent color separators, such as the Company, converters, printers and advertising agencies that perform these services in-house. The majority of graphic services providers specialize in publication work that includes advertising, catalogs, newspapers and magazines. The Company’s target markets, however, are high-end packaging for the consumer products industry, advertising and promotional applications. The North American market for graphic services for packaging to the consumer products industry is estimated by the Company to be approximately $2.0 billion, while the worldwide market is estimated by the Company to be as high as $6.0 billion. The consumer products graphic industry is highly fragmented with hundreds of market participants, only a small number of whom have annual revenues exceeding $20.0 million. The Company believes that the number of participants in the North American graphic services market for the consumer products industry will diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, equipment and highly skilled personnel and the growing demands of clients for full-service global capabilities.

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

The Company’s Growth Strategy

The Company’s primary goal is to enhance its leadership position in the visual communication solutions market serving the consumer products, advertising and retail markets. Key aspects of the Company’s business strategy to achieve this goal include the following:

•
Organic Growth. As market conditions have created growth opportunities, the Company relies on its highly skilled sales force to be the primary growth driver for the Company, but also relies on superior product quality, technology, service, scale and scope.

•	Growth through Acquisitions. The Company completed four acquisitions during 2005 and plans to continue to seek additional strategic acquisition opportunities.

•	Channel Footprint Expansion. The Company intends to broaden its channel footprint beyond current space such as leading the industry’s move to digital imaging.

•	Global Expansion. The Company intends to expand globally by following its key multi-national clients.

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

Marketing and Distribution

The Company markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company sells its services through a group of approximately 57 direct salespersons and 48 client service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and mass merchant retailers. Both the Company’s salespersons and the Company’s client service technicians share responsibility for marketing the Company’s offerings to existing and potential clients, thereby fostering long-term institutional relationships with its clients.

Clients

The Company’s clients consist of direct purchasers of visual communication solutions, including end-use consumer product manufacturers and mass merchant retailers, converters and advertising agencies. No single client of the Company or Predecessor accounts for more than 10% of the Company’s net sales in any of the periods presented. Many of the Company’s clients, a large percentage of which are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding its clients and converters. Management believes that this role has enabled the Company to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of the Company’s services and have worked closely with the Company to reduce the converters’ required lead-time, thereby lowering their costs. End-use clients often select and utilize the Company to ensure better control of their packaging or other needs and depend upon the Company to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media.

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

In addition, consumer product manufacturers have a tendency to single-source their visual communication solutions with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage, health and beauty and home care industries.

Competition

The Company’s competition comes primarily from other independent color separators, converters and printers that have graphic service capabilities. The Company believes that approximately one-half of the Company’s target market is served by converters and printers, and the other one-half is served by independent color separators. Independent color separators are companies whose business is performing graphic services for one or more of the principal printing processes.

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

Employees

As of March 30, 2006, Merisel had approximately 450 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees. None of the employees are represented by unions and Merisel considers its employee relations to be good.

Backlog

The Company does not retain backlog figures, as projects or orders are generally in and out of the Company’s facilities within five to seven days. The Company maintains client relationships by delivering timely visual communication solutions, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.

Seasonality and Cyclicality

The Company’s digital imaging solutions business for the consumer product packaging graphic market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. Increasingly, as demand for new products increases, traditional cycles related to timing of major brand redesign activity has gone from a three to four year cycle to a much shorter cycle. With respect to the advertising markets, some seasonality exists in that the months of December and January are typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. Advertising spending is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, the amount of ad pages declines. Generally, when ad pages decline, the Company’s advertising business declines.

Environmental Compliance

The Company believes that it is in substantial compliance with all material environmental laws applicable to it and its operations.

Where You Can Find Additional Information

The Company files with or furnishes to the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and proxy statements. The Company’s SEC filings are available free of charge through its Internet website at http://www.merisel.com as soon as reasonably practicable after they are filed with or furnished to the SEC.

Item 1A. Risk Factors

The Company may not be able to successfully implement its business strategy, which could adversely affect the Company’s business, financial condition and results of operations.

The Company’s success depends on its ability to implement its business strategy, including growing its business through acquisitions and increasing market share. The Company’s results of operations and cash flow will be adversely affected if the Company cannot fully implement its business strategy. Successful implementation depends on factors specific to the visual communication solutions industry and numerous other factors beyond the Company’s control. Adverse changes in the following factors could adversely impact our ability to implement our business strategy.

•	general economic conditions and conditions in the Company’s local markets;

•	the competitive environment in the graphic solutions industry that may force the Company to reduce prices;

•	the Company’s ability to anticipate and meet changes in consumer preferences for graphic solutions products and services in a timely or cost-effective manner; and

•	the Company’s continued ability to hire and retain qualified personnel.

In addition, because of these and other factors, the Company may not be able to implement its expansion and business plans within planned time periods and budgets. If the Company cannot implement its expansion and business plans in a timely fashion, or if there are delays or cost overruns, the Company’s business, financial condition and results of operations will be adversely affected.

Stockholders may encounter difficulties in obtaining, or may be unable to obtain, recovery from Weinick Sanders & Levanthal with respect to its audit of the financial statements of the Predecessor and the inability to obtain this consent could negatively affect the Company's ability to access public capital markets and to file future documents in a timely manner.

As a public company the Company is required to file periodic financial statements with the SEC that have been audited or reviewed by an independent accountant.  Under predecessor accounting requirements, the Company is required to include financial statements of the Predecessor for the fiscal years ended December 31, 2003 and 2004 in this report and future reports.  The independent auditor of the Predecessor, Weinick Sanders & Levanthal (“WSL”), provided a report on the Predecessor's consolidated financial statements for the fiscal years ended December 31, 2003 and 2004.  However, WSL has ceased doing business and the Company has been unable to obtain a reissued WSL report for the Predecessor financial statements included in this report or to obtain consent to the inclusion of such report in other Company public filings.  The Company's stockholders will encounter difficulties in obtaining or will be unable to obtain from WSL, with respect to its audits of the Predecessor financial statements, relief that may be available to investors under the federal securities laws against audit firms.

The inability of WSL to reissue its audit or provide its consent to the incorporation of this audit report in other public filings could also negatively affect the Company's ability to, among other things, access the public capital markets and file reports in a timely manner.

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

The Company lacks long-term agreements with its customers, which could make the Company’s business and results of operations highly volatile.

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

The Company’s products and services and the equipment that it employs in delivering its products and services are subject to rapid technological change and rapid obsolescence. The success of Color Edge, Comp 24 and Crush prior to their acquisition by the Company in part depended on their ability to develop and exploit emerging technologies in the digital imaging and commercial prototype industry. New technologies may have the effect of lessening the Company’s current technological advantages. The Company’s businesses may be adversely affected if it is unable to keep pace with relevant changes or if the technologies that it adopts do not receive widespread market acceptance. Any such adverse effect on the Company’s businesses could adversely impact the financial performance.

The visual communication solutions industry is highly competitive and the Company’s business and results of operations will be adversely affected if the Company is not able to complete effectively.

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

The integration of Color Edge, Comp 24 and Crush has been and will continue to be complex, time-consuming and expensive and may disrupt the Company's business and operations. In addition, the integration process may strain the Company's financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. There can be no assurance that Color Edge, Comp 24 and Crush will successfully integrate or that the Company will realize any of the anticipated benefits of the acquisitions.

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

The Company intends to apply for relisting of its Common Stock on the Nasdaq Stock Market in the second quarter of 2006. There can be no assurance, however, that the Company will be able to relist the common stock on the Nasdaq Stock Market or any other major securities market or exchange. If the Company is unable to relist the common stock, the trading price of the common stock may decline substantially and stockholders will experience a significant decrease in the liquidity or the common stock. Securities that trade on the Pink Sheets, including the Company’s common stock, may also be subject to higher transaction costs for trades and have reduced liquidity compared to securities that trade on the Nasdaq Stock Market and other organized markets and exchanges.

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

Item 1B. Unresolved SEC Comments.

None.

Item 2. Properties.

The Company's headquarters and primary production facility are located in New York, New York, where the Company leases a 106,000 square-foot facility. The Company owns or leases the following office and operating facilities:

Location	Square Feet (approx.)	Owned Leased	Purpose	Lease Expiration Date	Division
New York, NY	25,000	Leased	General Offices, Operating Facility	December 2011	Corporate
New York, NY	81,000	Leased	General Offices, Operating Facility	April 2014	Corporate
Edison, NJ	13,720	Leased	Operating Facility	Month to month	Color Edge Visual
Burbank, CA	65,000	Leased	General Offices, Operating Facility	July 2011	Crush Creative

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

In October 2001, the Company was named in an adversary proceeding captioned Nathan Cameron vs. Merisel, Inc., Merisel Americas, Inc., Merisel Properties, Inc. and Brian Goldsworthy relating to a personal injury claim. Summary judgment was granted in favor of Merisel Inc. and Merisel Americas, Inc. The case against Merisel Properties, Inc. and Brian Goldsworthy went to trial on March 6, 2006. On March 27, 2006, a jury verdict was rendered in the amount of $1,800,000 plus any applicable court costs and interest against Merisel Properties, Inc. The Company is in the process of appealing this decision. In the event the appeal process is unsuccessful, the judgment amount will be fully covered by insurance, therefore, no provision for this litigation has been recorded in the financial statements as of December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Company held its 2005 annual meeting of stockholders on December 14, 2005.

b)	Not applicable.

c)	The following matters were submitted to a vote of security holders at the annual meeting:

1.
The stockholders voted upon and approved an amendment to the Company’s restated certificate of incorporation and bylaws to eliminate the classified board structure and provide for the annual election of directors and to eliminate the supermajority voting provision for amending the classified board structure. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes

6,220,463	26,196	2,511	-

2.	Election of nominees as directors to the Board of Directors. The nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld
Bradley J. Hoecker	7,417,761	632,636
Dr. Arnold Miller	8,023,793	26,604

3.
The stockholders voted upon and approved a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for 2005. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
8,026,901	22,637	859	-

d)	Not applicable.

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

Fiscal Year 2005	High	Low	Fiscal Year 2004	High	Low
First quarter	8 5/8	5 11/16	First quarter	6 5/16	4 1/4
Second quarter	8 1/4	6 5/8	Second quarter	5 11/16	4 1/2
Third quarter	8	6 ¾	Third quarter	4 5/8	2 5/16
Fourth quarter	7 13/16	7 3/8	Fourth quarter	6 3/8	3 15/16

As of March 30, 2006, there were 730 record holders of the Company’s common stock. This number does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers.

Merisel has never declared or paid any dividends on its common stock. Merisel anticipates that it will retain its earnings in the foreseeable future to finance the expansion of its business and, therefore does not anticipate paying dividends on the common stock. In addition, the Company’s credit facility contains restrictions on the ability of the Company to pay cash dividends.

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

Common Stock

The Company’s certificate of incorporation authorizes the issuance of 30,000,000 non-assessable shares of common stock, par value $.01 per share. Approximately 7,773,755 shares of common stock are outstanding as of March 30, 2006, held by approximately 730 stockholders of record, which does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers. Shares of common stock are fully paid and non-assessable. Additionally, Merisel’s certificate of incorporation authorizes the issuance of 1,000,000 shares of Convertible Preferred Stock, with a par value of $.01 per share. 150,000 shares of Convertible Preferred Stock are outstanding as of March 30, 2006.

The Company cannot declare any dividend payments on the common stock so long as any shares of the Convertible Preferred Stock are outstanding. Holders of common stock have one vote for each share held of record and do not have cumulative voting rights. Holders of common stock do not have any subscription rights or have any preemptive right to acquire additional shares or other shares of the Company. There are no redemption, sinking fund or conversion provisions in the Company’s certificate of incorporation applicable to the holders of common stock. In the event Merisel liquidates, dissolve or winds up its business, holders of common stock and preferred stock are entitled to share ratably in all assets remaining on an as-converted to common stock basis, after payment of liabilities and the liquidation preference of any then outstanding preferred stock. The Company’s Board is not classified and at each year’s annual meeting of stockholders, directors are elected for one-year terms expiring at the next annual meeting. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of Merisel’s Convertible Preferred Stock.

Certain Provisions in the Company’s Certificate of Incorporation.

In addition to the vote or consent of stockholders required by law, the consent of holders of at least a majority of the shares of Convertible Preferred Stock at the time outstanding is necessary to effect the merger or consolidation of the Company where the Company is not the surviving entity, unless any arrearages in dividends owed to holders of Convertible Preferred Stock are either cured or preserved and the holders of Convertible Preferred Stock received preferred stock in the surviving entity with terms substantially identical to those of the Company’s Convertible Preferred Stock.

Transfer Agent

The transfer agent and registrar for our common stock is U.S. Stock Transfer Corporation, located at 1745 Gardena Avenue, Suite 200, Glendale, CA 91204-2991.

Item 6. Selected Financial Data.

The following data was derived from the Successor’s consolidated financial statements and the Predecessor’s combined financial statements.  2001 financial data is not available for the Predecessor as it was not in existence during that year.  This data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	2001	2002	2003	2004	2005 (5)
	Successor
Income Statement Data (1, 2 and 6):
Net sales	$-	$-	$-	$-	$63,009
Cost of sales	-	-	-	-	29,248
Gross profit	-	-	-	-	33,761
Selling, general & administrative expenses	2,563	2,670	2,602	2,276	26,753
Gain on debt extinguishment (3)	2,872	-	-	-	-
Operating income (loss)	309	(2,670)	(2,602)	(2,276)	7,008
Interest expense (income), net	(264)	(802)	(436)	(586)	264
Income (loss) from continuing operations before provision for income taxes	573	(1,868)	(2,166)	(1,690)	6,744
Income tax provision	-	-	-	-	925
Income (loss) from continuing operations	573	(1,868)	(2,166)	(1,690)	5,819
Discontinued operations: Income (loss) from discontinued operations	(24,042)	8,978	4,926	3,540	-
Gain (loss) on sale of discontinued operations	36,250	-	-	(2,643)	5,016
Net income (loss)	$12,781	$7,110	$2,760	$(793)	$10,835
Preferred stock dividends	1,292	1,399	1,514	1,639	1,774
Net income (loss) available to common stockholders	$11,489	$5,711	$1,246	$(2,432)	$9,061

Share Data (4):
Net income (loss) available to common stockholders per diluted share	1.44	0.74	0.16	(0.32)	1.18
Weighted average number of diluted Shares	7,989	7,735	7,617	7,620	7,670
Balance Sheet Data:
Working capital	35,304	41,659	42,812	43,767	20,769
Total assets	68,955	72,844	67,212	47,950	77,363
Long-term debt	-	-	-	-	10,487
Total debt, including current portion	-	-	-	-	11,743
Stockholders' equity	35,395	41,750	44,662	43,841	55,038

1.
For the year 2001, Merisel's fiscal year was the 52- week period ending on the Saturday nearest December 31. For clarity of presentation throughout this report, Merisel described this fiscal year presented as if the year ended on December 31. Effective for the year ended December 31, 2002 the Company changed its fiscal year to end on December 31. This change did not have a material effect on the results presented.

2.	The Company has reclassified its consolidated financial statements to exclude results related to the U.S., Canada, MOCA and Optisel business units, which are included in discontinued operations.

3.
The Company adopted Statement of Financial Accounting Standard No. 145, “Reporting Gains and Losses from Extinguishment of Debt” in 2002. The adoption resulted in the retroactive reclassification of gain on debt extinguishment from an extraordinary item to a component of operations.

4.	Per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split that occurred on February 14, 2001.

5.
The Company acquired substantially all of the assets of Color Edge, Inc., Color Edge Visual, Inc., Comp 24, LLC in March 2005 and substantially all of the assets of Crush Creative, Inc. in August 2005.

6.
The Company sold its Canadian distribution business in July 2001 and its software licensing assets in August 2004. As a result, the operations of those businesses were reclassified as discontinued operations. The sale of the software licensing assets was rescinded in February 2005, but continued to be treated as discontinued operations.

	For the year ended December 31,			For the two months ended February 28,
	2002	2003	2004	2005
Income Statement Data:	Predecessor
Net sales	$20,041	$46,499	$51,742	$8,532
Cost of sales	11,626	23,662	25,836	5,011
Gross profit	8,415	22,837	25,906	3,521
Selling, general & administrative expenses	7,728	21,131	22,083	4,615
Operating income (loss)	687	1,706	3,823	(1,094)
Interest and other expense, net	295	353	441	73
Income (loss) before provision for income taxes	392	1,353	3,382	(1,167)
Income tax provision	91	875	1,856	-
Income before extraordinary gain	301	478	1,526	(1,167)
Extraordinary gain	4,117	-	-	-
Net income (loss)	$4,418	$478	$1,526	$(1,167)
Balance Sheet Data:
Working capital	3,402	5,744	9,447	8,761
Total assets	23,413	25,803	27,923	25,286
Long-term debt	5,900	6,711	7,660	7,976
Total debt, including current portion	8,773	8,293	8,718	8,998
Stockholders' equity	7,490	7,968	9,494	8,327

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

Introduction

The Company was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). The Company operated as a full-line international computer distributor until the December 2000. Merisel’s only business from July 2001 through August 2004 was its software licensing business, which was sold in August 2004. See discussion below for further information.

The Company is currently a leading supplier of visual communication solutions. The Company acquired its current businesses in March and August 2005 and conducts its operations through its main operating subsidiary Merisel Americas, Inc.

Management Overview of 2005 Operations and Key Events

Effective March 1, 2005, the Company acquired the following businesses (the “Acquisitions”):

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

Color Edge Visual - The Company purchased substantially all of the assets of each of Color Edge Visual, Inc., a New York corporation ("Visual"), and its wholly-owned subsidiary, Photobition New York, Inc., a Delaware corporation ("PBNY" collectively with Visual, "CEV"), for a purchase price consisting of $18,163,000 in cash, subject to adjustment based upon CE's and CEV's net working capital on March 1, 2005, and an additional amount of up to approximately $7,041,000 in cash, provided EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds over a three-year period commencing January 1, 2005. In addition, the Company agreed to assume certain of CEV's liabilities, as discussed below, and make an accounts receivable payment to CEV to the extent certain excluded liabilities payments are made by CEV.

The Company agreed to assume certain borrowed money and capital leases obligations of CE and CEV, together (“Color Edge”), in the approximate aggregate amount of $9,000,000 plus certain trade payables and accruals of CE and CEV under the terms of CE and CEV purchase agreements. Additionally, with respect to the CEV purchase agreement, the Company is also obligated to reimburse CEV in an amount up to $2,000,000 for certain tax liabilities incurred by CEV's shareholders.

As discussed in Item 1, “Business”, Color Edge represents the predecessor company. The Company has one reportable segment for financial statement periods.

Comp 24 - The Company purchased substantially all of the assets of Comp 24, LLC, a Delaware limited liability company ("Comp 24"), for a purchase price consisting of $10,884,000 in cash, subject to adjustment based upon Comp 24's net working capital on the Closing Date, and an additional amount of up to $1,631,000 in cash, provided EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds over the three-year period commencing January 1, 2005. In addition, Merisel agreed to assume certain obligations for borrowed money of Comp 24 in the amount of $1,000,000, plus trade payables and accruals of Comp 24.

The assets acquired from Color Edge and Comp 24 include, among other things, machinery, equipment, inventory, receivables, intellectual property (including trademarks, trade names and domain names of the acquired companies), contracts, certain leased real property, and other intangibles.

Effective August 8, 2005, the Company acquired the following business:

Crush - The Company purchased substantially all of the assets of Crush Creative, Inc. ("Crush"). The purchase price consisted of $6,991,000 in cash and an additional amount of up to approximately $2,500,000 provided EBITDA, net of excess capital expenditures, exceeds certain agreed upon thresholds over a four year period commencing August 8, 2005. The Company also assumed certain obligations for borrowed money and capital lease obligations of Crush in the approximate aggregate amount of $2,500,000 plus certain trade accruals and trade payables of Crush. A portion of the cash consideration payable will be held in escrow until certain agreed release dates.

Discontinued Operations
During 2004, the Company searched for acquisitions and operated its software licensing distribution business until August 2004, at which point the assets of the software licensing business were sold to D&H Services, LLC (“D&H”). The sale of the software licensing business to D&H was rescinded in February 2005. However, because the operations of the business ceased as of August 2004, the operations and subsequent liquidation are treated as a discontinued operation.

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

Results of Operations

Based on the fact that the Company had no on-going operations immediately prior to the Acquisitions, predecessor accounting rules apply. Color Edge, Inc. and Affiliates represent the predecessor company, and as such 2004 and 2003 comparisons in the discussion and analysis below are made to the Color Edge entity in 2004 and prior. Including discontinued operations, the Company reported net income to common stockholders of $9,061,000 for 2005, compared to $1,526,000 for 2004 and $478,000 for 2003. These results include a gain on the sale of discontinued operations of $5,016,000 for 2005.

Comparison of Fiscal Years Ended December 31, 2005 and December 31, 2004

Net Sales - Net sales increased by $11,267,000 or 21.8% from $51,742,000 for the year ended December 31, 2004 to $63,009,000 for the year ended December 31, 2005. This increase is attributable to the inclusion of net sales from Comp 24 and Crush Creative totaling $17,916,000, in the consolidated 2005 results. These increases are offset by the fact that there were two less months of operations in the 2005 results relating to the Predecessor.

Gross Profit - Gross profit increased by $7,855,000 or 30.3% from $25,906,000 for the year ended December 31, 2004 to $33,761,000 for the year ended December 31, 2005. This increase is attributable to the inclusion of gross profit from Comp 24 and Crush Creative totaling $9,859,000 in the consolidated 2005 results relating to the Predecessor. These increases are offset by the fact that there were two less months of operations in the 2005 results. Gross profit as a percentage of net sales, or gross margin, increased from 50.1% for the year ended December 31, 2004 to 53.6% for the year ended December 31, 2005. This increase is primarily attributable to the fact that Comp 24 has historically experienced higher gross margins than the Predecessor company and that operating efficiencies that have been gained during 2005.

Selling, General and Administrative - Selling, general and administrative expenses increased by $4,670,000 or 21.1% from $22,083,000 for the year ended December 31, 2004 to $26,753,000 for the year ended December 31, 2005. This increase is attributable to the inclusion of selling, general and administrative expenses from Comp 24 and Crush Creative totaling $7,454,000 in the consolidated 2005 results and amortization of intangible assets acquired totaling $859,000. These increases are offset by the fact that there were two less months of operations in the 2005 results relating to the Predecessor. Selling, general and administrative expense as a percentage of net sales decreased from 42.7% in the year ended December 31, 2004 to 42.5% in the year ended December 31, 2005. This decrease is attributable primarily to efficiencies gained from combining the three businesses.

Interest Expense - Interest expense for the Company increased by $122,000 or 24.9% from $489,000 for the year ended December 31, 2004 to $611,000 for the year ended December 31, 2005. The change primarily reflects interest expense related to the Comp 24 and Crush Creative borrowings.

Interest Income - Interest income for the Company increased by $299,000 or 622.9% from $48,000 for the year ended December 31, 2004 to $347,000 for the year ended December 31, 2005. The change primarily reflects interest income earned on the Successor’s significant invested cash balances during the 2005 period.

Income Taxes - Income taxes decreased by $931,000 or 50.2% from $1,856,000 for the year ended December 31, 2004 to $925,000 for the year ended December 31, 2005. This decrease is due to the fact that the Company has net operating loss carryforwards available which were not available to the Predecessor company.

Discontinued Operations - Based on the rescission of the sale of the software licensing assets to D&H, the Company recorded a gain on the sale of discontinued operations of $5,016,000 in the year ended December 31, 2005. The primary components of this gain were the recovery and subsequent sale of a piece of land in Cary, North Carolina for $4,079,000, cash receipts from D&H of approximately $1,541,000, the recovery of a note receivable with a book value of $914,000 and approximately $539,000 of collections from discontinued customers. These gains were offset by approximately $2,057,000 of legal and other fees, certain liabilities and tax expense.

Net Income - As a result of the above items, the Company reported net income available to common stockholders of $1,526,000 for the year ended December 31, 2004 compared to $9,061,000 in the year ended December 31, 2005.

Comparison of Fiscal Years Ended December 31, 2004 and December 31, 2003

Net Sales - Net sales increased by $5,243,000 or 11.3% from $46,499,000 for the year ended December 31, 2003 to $51,742,000 for the year ended December 31, 2004. This increase was primarily attributable to the fact that two of the Company’s leading customers embarked on significant store expansions during 2004 and the business of another large customer was retained during that period.

Gross Profit - Gross profit increased by $3,069,000 or 13.4% from $22,837,000 for the year ended December 31, 2003 to $25,906,000 for the year ended December 31, 2004. This increase was largely attributable to the increase in net sales. Gross profit as a percentage of net sales, or gross margin, increased from 49.1% in the year ended December 31, 2003 to 50.1% in the year ended December 31, 2004. This increase is attributable to a reorganization of workflow which resulted in a lower production error rate and generated direct labor and materials savings.

Selling, General and Administrative - Selling, general and administrative expenses increased by $952,000 or 4.5% from $21,131,000 for the year ended December 31, 2003 to $22,083,000 for the year ended December 31, 2004. This increase was largely attributable to the increase in net sales. As a percentage of net sales, selling, general and administrative expenses decreased from 45.4% in the year ended December 31, 2003 to 42.7% in the year ended December 31, 2004. This decrease was attributable to the fact that a certain portion of selling, general and administrative expenses are fixed costs.

Interest Expense - Interest expense increased by $115,000 or 30.7% from $374,000 for the year ended December 31, 2003 to $489,000 for the year ended December 31, 2004. The change primarily reflects a combination of higher average outstanding debt balances and higher prevailing interest rates.

Interest Income - Interest income increased by $27,000 or 128.6% from $21,000 for the year ended December 31, 2003 to $48,000 for the year ended December 31, 2004. The change primarily reflects a combination of higher average invested cash balances and higher prevailing interest rates.

Income Taxes - Income tax expense increased by $982,000 or 112.2%from $875,000 in the year ended December 31, 2003 to $1,857,000 in the year ended December 31, 2004. As a percentage of pretax income, income tax expense decreased from 65% in the year ended December 31, 2003 to 55% in the year ended December 31, 2004. This decrease is primarily related to timing adjustments.

Net Income - As a result of the above items, the Company reported net income of $478,000 in the year ended December 31, 2003 compared to $1,526,000 in the year ended December 31, 2004.

Liquidity and Capital Resources

Cash Flow Activity for 2003, 2004 and 2005

Analysis of Cash Flows	For the Years Ended
(in thousands)	2003	2004	2005
Predecessor		Predecessor	Successor
Cash flows provided by operating activities	$4,206	$4,111	$5,046
Cash flows used in investing activities	(3,359)	(2,719)	(39,044)
Cash flows used in financing activities	(1,269)	(95)	(740)
Net cash provided by discontinued operations	-	-	425
Net increase (decrease) in cash and cash equivalents	$(422)	$1,297	$(34,313)

Net cash provided by operating activities was $5,046,000 during the year ended December 31, 2005. The primary source of cash was net income from continuing operations of $5,819,000, increased depreciation and amortization expense of $2,018,000 and increased accrued liabilities of $1,132,000. These sources were offset by increased accounts receivable of $2,049,000 and decreased accounts payable of $2,822,000.

Net cash used in investing activities was $39,044,000 during the year ended December 31, 2005. $37,587,000 was used in the acquisitions of Color Edge, Comp 24 and Crush Creative and $1,457,000 was used for capital expenditures.

Net cash used in financing activities was $740,000 in the year ended December 31, 2005. The primary use of cash was for capital lease and debt repayments.

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 64.3% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $6,521,000 and $8,295,000 were recorded at December 31, 2004 and 2005, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of December 31, 2005, no redemptions have been made.

In connection with the Color Edge and, Color Edge Visual acquisitions, the Company entered into a $12 million senior credit facility (the “Color Edge Facility”) with Amalgamated Bank, as lender (the “Lender”). The credit facility was amended in connection with the Crush acquisition to add Crush as a guarantor and borrower. The Color Edge Facility consists of a $2 million term loan and a $14 million revolving loan, or revolver. Proceeds from the term loan and the revolver were used for repayment of indebtedness owed by the seller to the Lender and for working capital purposes in the ordinary course of business.

The interest rate on borrowings under the term loan and the revolver is equal to the greater of: (a) the Lender’s publicly announced prime rate then in effect, and (b) the Federal Reserve’s Federal Funds Effective Rate then in effect plus 0.5%. Interest is payable in arrears on the last business day of each March, June, September and December.

The term loan requires scheduled principal repayments of $100,000 each quarter on March 31, June 30, September 30 and December 31, commencing on March 31, 2005, through December 31, 2009. The revolver requires that all principal be repaid in full on March 1, 2008.

Borrowings under the revolver must be prepaid when the amount of the borrowings exceeds the borrowing base set forth in the credit agreement. In addition, borrowings under the term loan and revolver, respectively, must be prepaid with net cash proceeds resulting from the incurrence of certain indebtedness and certain sales or issuances of stock or capital contributions. Voluntary prepayments are permitted, in whole or in part, without premium or penalty, at the Company’s option, in minimum principal amounts of $100,000.

The facility is guaranteed by the Company, Merisel Americas, Comp 24 and Crush as guarantors, and by each of their existing subsidiaries and must be guaranteed by all of their future subsidiaries. The facility is secured by a first priority lien on substantially all, subject to certain exceptions, of the Borrowers’ and the guarantors’ properties and assets and the properties and assets of their existing and future subsidiaries.

The credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the other material indebtedness of the Borrowers, the corporate guarantors or any of their existing or future subsidiaries.

The credit agreement contains covenants restricting the ability of the Borrowers, the corporate guarantors and their subsidiaries to, among other things: (1) declare or pay dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt, (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of the Borrowers’ or the corporate guarantors’ business or the business conducted by their subsidiaries, and (9) incur any guaranteed obligations.

The Borrowers and the corporate guarantors must comply with financial covenants with respect to a maximum leverage ratio, a minimum debt service coverage ratio, a minimum tangible net worth amount, and a maximum indebtedness to net worth ratio.

In connection with the Comp 24 acquisition, Comp 24 entered into a $2.0 million senior credit facility with the Lender. The credit facility consists of a $500,000 term loan and a $1.5 million revolver. Proceeds from the term loan and the revolver were used for repayment of existing indebtedness owed by the seller to the Lender and for working capital purposes in the ordinary course of business.

The interest rate on borrowings under the term loan and the revolver is equal to the greater of: (a) the Lender’s publicly announced prime rate then in effect, and (b) the Federal Reserve’s Federal Funds Effective Rate then in effect plus 0.5%. Interest is payable in arrears on the last business day of each March, June, September and December.

The term loan requires scheduled principal repayments of $42,000 each quarter on March 31, June 30, September 30 and December 31, commencing on March 31, 2005, through December 31, 2007. The revolver requires that all principal be repaid in full on March 1, 2008.

The facility is guaranteed by the Company, Merisel Americas, Color Edge, Color Edge Visual and Crush and by each their existing subsidiaries and must be guaranteed by all of their future subsidiaries. The facility is secured by a first priority lien on substantially all, subject to certain exceptions, of the Borrowers’ and the guarantors’ properties and assets and the properties and assets of their existing and future subsidiaries.

The remaining terms of the Comp 24 credit agreement, including with respect to mandatory and voluntary prepayment, negative covenants, events of default, and mandatory financial covenants are substantially identical to those contained in the Color Edge Facility described above.

The Company has $10.7 million outstanding debt at variable interest rates at December 31, 2005.

Management believes that, with its cash balances and anticipated cash balances after discontinued operations related expenditures, it has sufficient liquidity. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control. The Company used a significant amount of cash to complete the Color Edge, Comp 24 and Crush Creative acquisitions, and may use an additional amount of cash to fund future acquisitions, resulting in less liquidity to meet its working capital needs.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2005. Additional details regarding these obligations are provided in footnotes to the consolidated financial statements at Item 8. Financial Statements and Supplementary Data.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations (a)	10,725	677	10,048	-	-
Capital Lease Obligations (a)	1,018	537	481	-	-
Operating Lease Obligations	27,654	3,566	11,047	7,558	5,483
Contingent Payment Obligations (b)	12,315	298	10,815	1,202	-
Total	51,712	5,078	32,391	8,760	5,483

(a)	Long term debt and capital lease obligations include interest expense portion.
(b)	Amounts disclosed represent contingent payables that have not been reserved for in the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Investments

At December 31, 2005, the Company had cash investments of $6,366,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $6,182,000 maintained in various checking accounts at December 31, 2005.

Item 8. Financial Statements and Supplementary Data.

MERISEL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Reports

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(All other items on this report are inapplicable)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Merisel, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and Subsidiaries (the “Successor” or the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Color Edge, Inc. and Affiliates (the “Predecessor”) for the two-month period ended February 28, 2005. These financial statements are the responsibility of the Company’s and the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company and the Predecessor are not required to have, nor were we engaged to perform, audits of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s and the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The financial statements of Color Edge, Inc. and Affiliates as of December 31, 2004, 2003 and 2002 and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their reports dated July 6, 2005 and June 18, 2004 except as to Note 14 as to which the date is July 6, 2005), respectively.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and the Predcessor’s results of operations and its cash flows for the two-month period ended February 28, 2005, are in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

New York, NY
March 27, 2006

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY WEINICK, SANDERS AND LEVANTHAL. THE AUDITING FIRM OF WEINICK, SANDERS AND LEVANTHAL IS NO LONGER IN OPERATION, AND AS SUCH, HAS NOT REISSUED ITS INDEPENDENT AUDITORS’ REPORT.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Color Edge, Inc. and Affiliates

We have audited the accompanying combined balance sheet of Color Edge, Inc. and Affiliates as at December 31, 2004, and the related combined statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Color Edge, Inc. and Affiliates as at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
July 6, 2005

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY WEINICK, SANDERS AND LEVANTHAL. THE AUDITING FIRM OF WEINICK, SANDERS AND LEVANTHAL IS NO LONGER IN OPERATION, AND AS SUCH, HAS NOT REISSUED ITS INDEPENDENT AUDITORS’ REPORT. THE 2002 FINANCIAL INFORMATION AND RELATED FOOTNOTE AS MENTIONED BELOW IS NOT INCLUDED HEREIN.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Color Edge, Inc. and Affiliates

We have audited the accompanying combined balance sheets of Color Edge, Inc. and Affiliates as at December 31, 2003 and 2002, and the related combined statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Color Edge, Inc. and Affiliates as at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As Discussed in Note 14, the financial statements as at December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been restated.

New York, New York
June 18, 2004 (except as to Note 14 as
to which the date is July 6, 2005)

<?xml:namespace prefix = o />

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	December 31,
	2004	2004	2005
ASSETS	Predecessor	Successor	Successor
Current assets:
Cash and cash equivalents	$2,053	$46,861	$12,548
Accounts receivable, net of allowance of $518, $0 and $948, respectively	10,166	-	17,416
Inventories	1,106	-	1,615
Restricted cash	-	759	-
Due from related company	133	-	-
Deferred income taxes	610	-	-
Stockholders’ loans	4,393	-	-
Prepaid expenses and other current assets	68	256	711
Total current assets	18,529	47,876	32,290

Property, plant and equipment, net	3,161	-	6,982
Restricted cash	1,683	-	6,775
Goodwill	-	-	12,733
Trademarks	-	-	10,452
Other intangible assets, net	-	-	7,034
Deferred income taxes	4,243	-	-
Other assets	307	74	183
Non-current assets of discontinued operations	-	-	914
Total assets	$27,923	$47,950	$77,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,474	$10	$2,166
Accrued liabilities	3,680	4,099	6,241
Capital lease obligations, current maturities	658	-	536
Installment notes, current maturities	400	-	719
Income tax payable	803	-	1,808
Customer deposits	67	-	51
Total current liabilities	9,082	4,109	11,521

Revolving credit agreement	5,500	-	8,630
Installment notes, less current maturities	1,300	-	1,376
Capital lease obligations, less current maturities	860	-	481
Deferred occupancy costs	1,687	-	317
Total liabilities	18,429	4,109	22,325

Commitments and Contingencies

Stockholders' equity:
Convertible preferred stock, successor: $.01 par value; authorized 1,000,000 shares; 150,000 shares issued and outstanding	-	21,521	23,295
Common stock, predecessor: no par value; authorized, issued and outstanding 200 shares; $0.01 par value; authorized, issued and outstanding 1,000 shares; successor: $.01 par value; authorized 30,000,000 shares; issued: 8,033,875 and 8,183,875, respectively; outstanding: 7,623,755 and 7,773,755, respectively	-	80	82
Additional paid-in capital	1,450	277,375	275,601
Retained earnings (accumulated deficit)	8,044	(253,592)	(242,757)
Treasury stock, at cost, successor: 409,980 shares repurchased	-	(851)	(851)
Unamortized deferred compensation	-	(692)	(332)
Total stockholders' equity	9,494	43,841	55,038
Total liabilities and stockholders' equity	$27,923	$47,950	$77,363

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,		For the two months ended February 28	For the year ended December 31,
	2003	2004	2005	2003	2004	2005
	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor
Net sales	$46,499	$51,742	$8,532	$-	$-	$63,009
Cost of sales	23,662	25,836	5,011	-	-	29,248
Gross profit	22,837	25,906	3,521	-	-	33,761

Selling, general and administrative expenses	21,131	22,083	4,615	2,602	2,276	26,753
Operating income (loss)	1,706	3,823	(1,094)	(2,602)	(2,276)	7,008
Interest expense	(374)	(489)	(73)	-	-	(611)
Interest income	21	48	-	436	586	347
Income (loss) from continuing operations before provision for income tax	1,353	3,382	(1,167)	(2,166)	(1,690)	6,744
Income tax provision	875	1,856	-	-	-	925
Income (loss) from continuing operations	478	1,526	(1,167)	(2,166)	(1,690)	5,819
Income from discontinued operations, net of taxes	-	-		4,926	3,540	-
Gain (loss) on sale of discontinued operations, net of taxes	-	-		-	(2,643)	5,016
Net income (loss)	$478	$1,526	$(1,167)	$2,760	$(793)	$10,835

Preferred stock dividends	-	-	-	1,514	1,639	1,774
Net income (loss) available to common stockholders	$478	$1,526	$(1,167)	$1,246	$(2,432)	$9,061

Net income (loss) per share (basic): Loss from continuing operations available to common stockholders	N/A	N/A	N/A	$(0.48)	$(0.44)	$0.53
Discontinued operations:
Income from discontinued operations	N/A	N/A	N/A	0.64	0.47	-
Gain (loss) on sale of discontinued operations	N/A	N/A	N/A	-	(0.35)	0.66
Net income (loss) available to common stockholders	N/A	N/A	N/A	$0.16	$(0.32)	$1.19

Net income (loss) per share (diluted): Loss from continuing operations available to common stockholders	N/A	N/A	N/A	$(0.48)	$(0.44)	$0.53
Discontinued operations:
Income from discontinued operations	N/A	N/A	N/A	0.64	0.47	-
Gain (loss) on sale of discontinued operations	N/A	N/A	N/A	-	(0.35)	0.65
Net income (loss) available to common stockholders	N/A	N/A	N/A	$0.16	$(0.32)	$1.18

Weighted average number of shares:
Basic	N/A	N/A	N/A	7,617	7,620	7,640
Diluted	N/A	N/A	N/A	7,617	7,620	7,670

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Successor
	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at January 1, 2003	150,000	$18,368	8,026,375	$80	$279,814	-	$(255,559)	$(109)	(407,280)	$(844)	$41,750
Accumulation of convertible preferred stock dividend		1,514			(1,514)
Treasury Stock									(2,700)	(7)	(7)
Comprehensive Income:
Unrealized gain on investments								159			159	$159
Net income							2,760				2,760	2,760
Total Comprehensive Income												$2,919
Balance at December 31, 2003	150,000	$19,882	8,026,375	$80	$278,300	-	$(252,799)	$50	(409,980)	$(851)	$44,662
Accumulation of convertible preferred stock dividend		1,639			(1,639)
Exercise of stock options			7,500		15						15
Deferred compensation					7	$(7)
Amortization of deferred compensation						7					7
Grant of restricted stock					692	(692)
Comprehensive Income:
Reclassification for net gains realized in net income								(50)			(50)	$(50)
Net loss							(793)				(793)	(793)
Total Comprehensive Income												$(843)
Balance at December 31, 2004	150,000	$21,521	8,033,875	$80	$277,375	$(692)	$(253,592)	$0	(409,980)	$(851)	$43,841
Accumulation of convertible preferred stock dividend		1,774			(1,774)
Amortization of deferred compensation						360					360
Issue of restricted stock			150,000	2							2
Comprehensive Income:
Net income							10,835				10,835	$10,835
Total Comprehensive Income												$10,835
Balance at December 31, 2005	150,000	$23,295	8,183,875	$82	$275,601	$(332)	$(242,757)	$0	(409,980)	$(851)	$55,038

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2003	1,200	-	$1,450	$6,518	$7,968
Net income				1,526	1,526
Balance at December 31, 2004	1,200	-	$1,450	$8,044	$9,494
Net loss				(1,167)	(1,167)
Balance at February 28, 2005	1,200	-	$1,450	$6,877	$8,327

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,		For the Two Months Ended February 28,	For the years ended December 31,
CONTINUING OPERATIONS:	2003	2004	2005	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor
Net income (loss)	$478	$1,526	$(1,167)	$2,760	$(793)	$10,835
Less: Gain (loss) on sale of discontinued operations	-	-	-	-	(2,643)	5,016
Less: income from discontinued operations, net	-	-	-	4,926	3,540	-
Income (loss) from continuing operations	478	1,526	(1,167)	(2,166)	(1,690)	5,819
Adjustments to reconcile income (loss) from operations to net cash used in operating activities:
Non-cash deferred compensation	-	-	-	159	-	-
Restricted stock units compensation income	-	-	-	-	9	360
Deferred occupancy costs	176	76	-	-	-	317
Gain on sale of property and equipment	93	-	-	-	-	-
Restricted cash - security deposits	(19)	(161)	7	-	-	(31)
Depreciation and amortization	1,035	1,350	284	-	-	2,009
Deferred income taxes	1,325	813	533	-	-	-
Changes in assets and liabilities, exclusive of acquisitions:
Accounts receivable	(762)	(182)	(1,792)	-	-	(2,049)
Due from related company	(105)	(72)	-	-	-	-
Inventories	196	147	189	-	-	335
Prepaid expenses and other current assets	(94)	143	27	103	(335)	621
Accounts payable	2,042	(1,544)	(122)	1	9	(2,822)
Accrued liabilities	(159)	2,015	(52)	(789)	(1,432)	487
Net cash provided by (used in) operating activities	4,206	4,111	(2,093)	(2,692)	(3,439)	5,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $878 cash acquired	-	-	-	-	-	(37,587)
Capital expenditures	(1,341)	(344)	(9)	-	-	(1,457)
Decrease (increase) in due from stockholder	(2,018)	(2,375)	231	-	-	-
Purchase of securities	-	-	-	(63)	-	-
Net cash used in investing activities	(3,359)	(2,719)	222	(63)	-	(39,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	-	-	15	-
Capital lease payments	(1,144)	(959)	(119)	-	-	(572)
Loan origination fees	-	(116)	-	-	-	-
Decrease in note payable, seller	(1,175)	-	-	-	-	-
Installment note repayments	(667)	(1,467)	-	-	-	(325)
Bank borrowings	1,717	2,447	400	-	-	157
Purchase of treasury stock	-	-	-	(7)	-	-
Net cash provided by (used in) financing activities	(1,269)	(95)	281	(7)	15	(740)

Cash provided by (used in) continuing operations	(422)	1,297	(1,590)	(2,762)	(3,424)	(34,738)

(Continued on next page)

See accompanying notes to consolidated financial statements

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	For the years ended December 31,		For the Two Months Ended February 28,	For the years ended December 31,
	2003	2004	2005	2003	2004	2005
	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor
DISCONTINUED OPERATIONS:
Cash provided by (used in) operating activities	-	-	-	890	5,202	(489)
Cash provided by investing activities	-	-	-	25	135	914
NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	-	-	-	915	5,337	425

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(422)	1,297	(1,590)	(1,847)	1,913	(34,313)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,178	756	2,053	46,795	44,948	46,861
CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR	$756	$2,053	$463	$44,948	$46,861	$12,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$464	$491	$70	-	-	$453
Income taxes	$148	$73	-	-	-	-

Noncash activities:
Restricted stock grant	-	-	-	-	-	$2
Preferred dividend accumulated	-	-	-	$1,514	$1,639	$1,774
Unrealized gain on securities	-	-	-	$159	-	-

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2004 and 2005

1.	Description of Business and Basis of Presentation

General— Merisel, Inc. (the “Company” or “Successor”) was founded in 1980 as Softsel Computer Products, Inc. and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). The Company operated as a full-line computer distributor through 2000 and as a software licensing distributor through August 2004, when the remaining operations were sold. All of the Company’s former operations with the exception of acquisition activity have been classified as discontinued operations in the Company’s financial statements. In March and August 2005, the Company completed four acquisitions in the graphics imaging industry. Under predecessor accounting rules, Color Edge, Inc. and Affiliates (“Predecessor”), represents the predecessor company. The Company’s financial statements are on a consolidated basis while the Predecessor’s financial statements are on a combined basis.

Management’s Plans—The Company plans to grow its visual communication solutions business both organically and through complementary acquisitions, strengthening its position in the industry.

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

Consolidation Policy - The consolidated financial statements include the accounts of Merisel Americas, Inc. (which includes Color Edge, Inc., Color Edge Visual, Inc. (together “Color Edge”), Comp 24, LLC (“Comp 24”) and Crush Creative, Inc. (“Crush”) and Merisel Corporate. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Cash equivalents were $46,555,000 and $12,548,000 at December 31, 2004 and 2005, respectively. The Predecessor company had cash equivalents of $2,053,000 at December 31, 2004. The Company invests excess cash in interest-bearing accounts. Interest income earned on cash balances for 2003, 2004 and 2005 was $436,000, $586,000 and $347,000, respectively. The Predecessor earned interest income of $21,000 and $48,000 for the years ended December 31, 2003 and 2004. There was no interest income earned for the two months ended February 28, 2005.

Restricted Cash - At December 31, 2004, restricted cash of $759,000 related to a deferred compensation balance that was paid out in February 2005. At December 31, 2005, restricted cash totaling $6,775,000 consists of $2,696,000 in Letters of Credit securing the security deposits on the Company’s real estate leases and $4,079,000 related to the attachment of the proceeds from a land sale in relation to a civil suit filed against the Company. For the Predecessor, restricted cash related to Letters of Credit securing the security deposits on the Company’s real estate leases and totaled $1,683,000 as of December 31, 2004.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable and Allowance for Doubtful Accounts - The Company’s and Predecessor’s accounts receivable are customer obligations due under normal trade terms, carried at their face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on the evaluation of the aging of accounts receivable and a case-by-case analysis of high-risk customers. Reserves contemplate historical loss rate on receivables, specific customer situations and the general economic environment in which the Company and Predecessor operate. The following schedule indicates the reserve rollforward for the Company and the Predecessor:

	(in thousands)
	Year Ended December 31,
	2003	2004	2005
	Predecessor	Predecessor	Successor
Balance beginning of year	$395	$286	$-
Charged to cost and expenses	152	1,053	322
Acquisitions	-	-	1,201
Deductions (1)	261	821	575
Balance end of year	$286	$518	$948

(1) Uncollectible accounts written off, net of recoveries.

Unbilled Accounts Receivable - At December 31, 2005, accounts receivable included approximately $1,046,000 of unbilled receivables. For the Predecessor, accounts receivable included approximately $1,341,000 of unbilled receivables as of December 31, 2004. These receivables are a normal part of the Company’s operations, as some receivables are normally invoiced in the month following shipment and completion of the earnings process.

Concentration of Credit Risk - The Company and the Predecessor extend credit to qualified customers in the ordinary course of its business. Due to the diversified nature of its client base, the Company and the Predecessor do not believe that they are exposed to a concentration of credit risk. No single customer of the Company or the Predecessor accounted for more than 10.0% of the Company’s net sales in any of the periods.

Inventories - Inventories, which consist of raw materials and work-in-progress, are stated at the lower of cost (first-in, first-out method) or market value. An inventory reserve is established to account for slow-moving materials, obsolescence and shrinkage.

Property and Depreciation—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the lease term, whichever is shorter.

Goodwill and Other Intangible Assets - Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment analyses. Such impairment analyses require a comparison of the fair value to the carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. The Company’s reporting units are its operating segments. Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. The Company assesses the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicated that the carrying value may not be recoverable.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which the Company and the Predecessor adopted in 2002, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company and the Predecessor review the recoverability of long-lived assets to determine if there has been any impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets.

Shipping and Handling Fees and Costs - Shipping and handling fees billed to customers for product shipments are recorded as a component of Net Sales. Shipping and handling costs are included as a component of inventory for work-in-progress and Cost of Goods Sold when jobs are completed and invoiced.

Income Taxes—Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s consolidated financial statements and income tax returns. The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

Fair Values of Financial Instruments—Financial instruments include cash and cash equivalents. The fair values of cash and cash equivalents equal their carrying value because of their short-term nature.

Revenue Recognition— The Company and the Predecessor recognize revenue when the production process is complete and the finished product has been shipped to client.

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

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company's stock option plans been determined based on their fair value at the grant date for options granted in 2003, 2004 and 2005 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	For the Years Ended December 31,		For the Two Months Ended February 28,	For the Years Ended December 31,
	2003	2004	2005	2003	2004	2005
	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor
Net income (loss) available to common stockholders - As Reported	$478	$1,526	$(1,167)	$1,246	$(2,432)	$9,061
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	-	-	(3)	(62)	(337)
Net income (loss) - Pro Forma	$478	$1,526	$(1,167)	$1,243	$(2,494)	$8,724
Net income (loss) per share available to common shareholders (Basic):
As Reported	N/A	N/A	N/A	$0.16	$(0.32)	$1.19
Pro Forma	N/A	N/A	N/A	$0.16	$(0.33)	$1.14

Net income (loss) per share available to common shareholders (Diluted):
As Reported	N/A	N/A	N/A	$0.16	$(0.32)	$1.18
Pro Forma	N/A	N/A	N/A	$0.16	$(0.33)	$1.13

Earnings Per Share - Basic and diluted earnings per share are computed and presented in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share was determined by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted earnings per share of the Company includes the impact of certain potentially dilutive securities. However, diluted earnings per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive. A reconciliation of the net income available to common stockholders and the number of shares used in computing basic and diluted earnings per share is provided in Note 14.

Segment Reporting - The Company operates three business segments. However, as all business segments operate within the same industry and serve like customer bases, the Company has determined that it only has one reportable segment.

Deferred Rent Policy - The Company and the Predecessor expense rent on a straight line basis over the life of the lease, with the non-cash expense portion accumulating in a deferred rent liability account.

Reclassifications—Certain reclassifications were made to prior year statements to conform to the current year presentation.

New Accounting Pronouncements— In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: and amendment of ARB No. 43, Chapter 4: (“SFAS No. 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the provisions of SFAS No. 151, when applied, will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for years beginning after June 15, 2005. The Company anticipates that the impact of the adoption of SFAS 123(R) will result in an increase in selling, general and administrative expenses of approximately $184,000 in 2006.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”, was issued and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by accounting pronouncements that do not contain transition provisions. SFAS No. 154 requires, among other things, the retrospective application to prior periods’ financial statements of changes in accounting principles as opposed to including in net income the cumulative effect of the change in accounting principal in the period of adoption, which was the standard under APB Opinion No. 20, “Accounting Changes.”

In November 2005, the FASB issued FSP FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. The guidance provides a simplified method to calculate the Additional Paid-In Capital (APIC) pool for the beginning balance of excess tax benefits and the method of determining the subsequent impact on the pool of option awards that are outstanding and fully or partially vested upon our adoption of SFAS 123R on January 1, 2006. In addition, this FSP addresses that when the alternative APIC pool calculation is used, tax benefits related to certain employee awards should be included as a cash flow from financing activities and a cash outflow from operating activities within the statements of cash flows. The FSP allows companies up to one year from the later of the adoption date of SFAS 123R or November 10, 2005 to evaluate the available transition alternatives and make a one-time election. We are in the process of evaluating the impact of the new method provided by this guidance.

3.	Acquisitions

(a) Effective March 1, 2005, the Company acquired, through three indirectly wholly-owned subsidiaries, substantially all of the assets of Color Edge, Inc. (“CE”), Color Edge Visual, Inc. and Photobition New York, Inc. (together “CEV”), and Comp 24, LLC, (“Comp 24”) each a New York-based privately held company.

CE is a visual communication solutions company that provides custom, made-to-order products primarily for consumer product companies and professional photographers from the fashion, retail and editorial worlds. CEV is a visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. Comp 24 is a commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services, such as file editing, film separation, printing, air brushing, die cutting, foil stamping, embossing and lamination. The operating results of CE, CEV and Comp 24 are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price for these three companies of $31,156,000 consisted of $31,382,000 paid in cash at closing and $2,672,000 of acquisition-related professional fees, reduced by a cash receipt of $239,000 related to the Comp 24 purchase price adjustment and a cash receipt of $2,659,000 from the Color Edge escrow pending finalization of the asset purchase agreement amendment. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal. A summary of the fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$12,178
Inventory	1,406
Other current assets	299
Fixed assets	3,773
Restricted cash	2,310
Other assets	39
Intangible assets	5,900
Trademark	10,311
Goodwill	10,505
Accounts payable	(3,969)
Accrued liabilities	(2,085)
Long term debt and capital lease obligations	(9,935)

Total purchase price, net of $424 cash received	$30,732

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recorded as goodwill will be deductible for tax purposes. At December 31, 2005, the Company has increased goodwill by $185,000 related to an associated tax liability.

(b) Effective August 8, 2005, the Company, through an indirectly wholly-owned subsidiary completed the acquisition of Crush Creative, Inc. (“Crush”) a California-based privately-held company. Crush is a visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. Merisel believes an acquisition of Crush will enhance its operations by increasing its West Coast presence and capabilities, diversifying its current client industries, and enabling it to better serve its existing clients. Merisel believes certain cost savings and cross-selling synergies may also be achieved. The operating results of Crush are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price of $7,309,000 consisted of $6,991,000 paid in cash at closing and $318,000 of acquisition-related professional fees.

The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$3,189
Inventory	543
Other assets	79
Fixed assets	2,911
Goodwill	2,228
Trademark	141
Other intangible assets	1,993
Accounts payable	(1,009)
Accrued liabilities	(684)
Long term debt and capital lease obligations	(2,536)
Total purchase price, net of $454 cash received	$6,855

Amounts recorded as goodwill will be deductible for tax purposes.

The following table presents the unaudited pro forma results of operations of the Company for the years ended December 31, 2005 and 2004. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Color Edge, Comp 24 and Crush acquisitions had occurred at January 1, 2004. The pro forma information contains the actual combined operating results of Merisel, Inc., Color Edge, Inc. and Affiliates, Comp 24, LLC and Crush, with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of costs associated with certain non-recurring expenses, 2) elimination of interest income earned on invested cash balances, which balances were used to fund the Acquisitions and 3) amortization of intangibles related to the Acquisitions.

Pro Forma, unaudited, in thousands, except per share amounts	Fiscal year ended December 31,
	2004	2005

Total revenue	$80,113	$85,010
Net income from continuing operations	2,230	5,074
Basic and Diluted earnings per share	$0.29	$0.66

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Intangibles

As of December 31, 2005, the acquired intangible assets related to the acquisitions of Color Edge, Inc., Color Edge Visual, Inc., Comp 24, LLC and Crush Creative, Inc. The Color Edge, Inc., Color Edge Visual, Inc. and Comp 24, LLC acquisitions have been valued on a final purchase price allocation and the Crush Creative, Inc. acquisition has been based on a preliminary purchase price allocation. The amounts allocated to Crush intangible assets may be adjusted when these purchase price allocations are finalized. Intangible assets, resulting primarily from these acquisitions accounted for under the purchase method of accounting, consist of the following (in thousands):

	December 31, 2005
	Successor
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,188	$162	$3,026	16
Non-compete agreement	3,659	559	3,100	5
Software licenses	79	67	12	1
Domain name	3	3	-	1
Employment agreements	349	36	313	4
Trade know how	615	32	583	8
Subtotal definite lived intangibles	7,3	59	7,034	9.3
Trademark	10,452	-	10,452	Indefinite
Total	$18,345	$859	$17,486

Amortization expense related to definite-lived intangible assets was $731,000 for the year ended December 31, 2005. The annual amortization expense expected for years 2006 through 2010 is $809,000, $795,000, $795,000, $795,000 and $286,000.

5.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2005
	Predecessor	Successor
Raw materials	$790	$1,260
Work in progress	316	372
Reserve for obsolescence	-	(17)
Inventory, net	$1,106	$1,615

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Property and Equipment

At December 31, 2004 and 2005, property and equipment consists of the following (in thousands):

	2004	2005
	Predecessor	Successor
Equipment under capitalized leases	$642	$1,552
Machinery and equipment	5,707	7,817
Furniture and fixtures	83	180
Automobiles	-	205
Leasehold improvements	1,496	2,430
Total	7,928	12,184
Less: accumulated depreciation and amortization	(4,767)	(5,202)
Net book value	$3,161	$6,982
.
For the Predecessor company, depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $1,035,000 and $1,350,000 for the years ended 2003 and 2004, respectively and was approximately $284,000 for the two months ended February 28, 2005. For 2005, depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $1,159,000.

7.	Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2004	2004	2005
	Predecessor	Successor	Successor
Accrued liabilities:
Lease commitments and other accruals	$1,073	$1,259	$1,395
Compensation and other benefit accruals	2,522	552	4,680
Deferred Compensation	-	759	-
State and local sales taxes and other taxes	85	1,529	166
Total accrued liabilities	$3,680	$4,099	$6,241

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the years ended December 31,		For the Two Months ended February 28,	For the years ended December 31,
	2003	2004	2005	2003	2004	2005
	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor

Continuing Operations:
Current
Federal	$(244)	$666	$-	$-	$-	$107
State	(206)	377	-	-	-	818
Total current provision	$(450)	$1,043	$-	$-	$-	$925

Deferred
Federal	$718	$519	$-	$-	$-	$-
State	607	295	-	-	-	-
Total deferred provision	$1,325	$814	$-	$-	$-	$-

Total income tax provision	$875	$1,857	$-	$-	$-	$925

	For the years ended December 31,		For the Two Months ended February 28,	For the years ended December 31,
	2003	2004	2005	2003	2004	2005
	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor
Discontinued Operations:
Federal	$-	$-	$-	$(909)	$92	$93
State	-	-	-	-	-	705
Total provision (benefit)	$-	$-	$-	$(909)	$92	$798

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities were comprised of the following (in thousands):

	December 31,
	2004	2004	2005
	Predecessor	Successor	Successor
Deferred tax assets:
Net operating loss carryforwards	$-	$101,471	92,135
Deferred sales tax	-	548	-
Depreciable assets	-	-	393
Deferred vacation and bonus	-	-	751
Bad debts	-	-	115
Inventories	-	-	214
Other expense accruals	4,853	136	15
Total deferred tax assets	$4,853	$102,155	$93,623

Deferred tax liabilities
Deferred occupancy costs		$ $-	$113
Restructuring	-	-	339
Total deferred tax liabilities	$-	$-	$452

Net deferred tax asset before valuation allowance	$4,853	$102,155	$93,171
Valuation allowance	-	(102,155)	(93,171)
Net deferred tax asset (liability)	$4,853	$-	$-

The major element contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

	For the Years Ended December 31,		For the Two Months Ended February 28,	For the Years Ended December 31,
	2003	2004	2005	2003	2004	2005
	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor
Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Change in valuation allowance			(35.0)	(35.0)	(35.0)	(35.0)
State and local income taxes	29.7%	19.9%				12.1
Federal AMT						1.6
Effective tax rate	64.7%	54.9%	0.0%	0.0%	0.0%	13.7%

In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company’s equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company adjusted its deferred tax asset to reflect the estimated limitation. At December 31, 2005, the Company had available U.S. Federal net operating loss carryforwards of $261,883,000, which expire at various dates beginning December 31, 2012. As of December 31, 2005, $72,810,000 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $189,073,000 is not restricted. The restricted net operating loss is subject to an annual limitation of $7,476,000. The Company has certain state net operating losses which, due to limitations, are not expected to be fully utilized and may expire. The Company has recorded a full valuation allowance against the net deferred income tax assets at December 31, 2005 based upon the Company’s estimate of the future realization of deferred income tax assets. This determination was made based on the fact that the Company has only owned its current operating units for a short time period and will reassess after a satisfactory earning pattern has been established.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500,000 with quarterly installment payments of $42,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500,000 secured by the accounts receivable of Comp 24, formerly MC24, LLC. Balances of $375,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at December 31, 2005.

The second credit agreement provides for a term loan facility in the amount of $2,000,000 with quarterly installment payments of $100,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC. The revolving credit facility agreement was amended on August 8, 2005 in connection with the Crush Acquisition to increase the borrowing capacity to $14,000,000. Balances of $1,700,000 and $8,100,000 were outstanding under the term and revolving credit loans, respectively, at December 31, 2005. The Predecessor company had similar facilities with Amalgamated Bank. At December 31, 2004, the Predecessor company had balances of $1,700,000 and $5,500,000 outstanding under the term and revolving credit loans, respectively.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. At December 31, 2005, this rate equated to 4.66%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of December 31, 2005.

In connection with the acquisition of Crush Creative, Inc., the Company assumed certain interest free bank loans with a balance of $20,000 outstanding at December 31, 2005.

Annual maturities of long-term debt at December 31, 2005 are as follows (in thousands):

2006	$719
2007	576
2008	9,030
2009	400
Total	$10,725

10.	Discontinued Operations

In August 2004, the Company completed the sale of the majority of its software licensing business to D&H Services, LLC, at which time it was determined to represent a discontinued operation. The Company has reclassified its consolidated financial statements to reflect the sale of the software licensing businesses and to segregate the revenues, direct costs and expenses (excluding any allocated costs), assets and liabilities, and cash flows of this business for all periods presented. The net operating results and net cash flows of this business has been reported as “Discontinued Operations” in the accompanying consolidated statements of operations and cash flows. At December 31, 2004, there were no remaining assets or liabilities of the discontinued operations. At December 31, 2005 there were total assets of $914,000.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 28, 2005, the Company settled its lawsuit against its former President and Chief Executive Officer Timothy Jenson. Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC (“D&H”), and TDH Enterprises, LLC were also named as defendants. The lawsuit alleged, among other things, fraud in connection with the sale of the Company’s software licensing business, including its notes and real property assets, to D&H, in exchange for the assumption of certain liabilities and a nominal amount of cash. As part of the settlement, Mr. Jenson received certain cash payments, and D&H transferred to Merisel Americas, Inc., certain cash, assets and liabilities related to the Purchase Agreement between Merisel America, Inc. and D&H that closed in August 2004. However, since the operations of the business ceased as of the date of the sale, it will be continued to be treated as a discontinued operation. (See Note 11 “Related Party Transactions” ).

The sale of the software licensing business resulted in a loss in the amount of $2,643,000 recorded in the third quarter of 2004. This loss was offset by a gain in the amount of $5,016,000 net of certain legal and other expenses, which was recorded in 2005 related to the recovery of cash, land and notes receivable, reduced by the assumption of certain liabilities. The land recovered was sold in September 2005. The $4,079,000 of proceeds from that sale are currently being held in escrow pending the resolution of a personal injury claim made against the Company by a former employee. (See Note 17 “Subsequent Events”).

	2003	2004	2005
	Successor
Net Sales	$96,042	$38,101	$-
Cost of Sales	90,763	34,505	-
Gross Profit	5,279	3,596	-

Selling, General & Administrative Expenses	1,601	1,215	-
Restructuring Charge (Recovery)	650	(1,093)	-
Impairment Charge	1,800	130	-
Operating Income	1,228	3,344	-

Interest Income	315	153	-
Other Income	2,474	135	-
Income before Provision for Income Tax	4,017	3,632	-

Income Tax Benefit (provision)	909	(92)	-
Net Income	$4,926	$3,540	$-

There was no tax provision in the reported periods due to the availability of net operating loss carryforwards. Tax benefits recorded in 2003 are the result of income tax refunds and tax provision recorded in 2004 was related to taxes owed as the result of an income tax audit of the 2000 period.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases with various expiration dates through 2014. Additionally, the Company has certain contingency payment commitments related to the acquisitions made during 2005. As of December 31, 2005, future net minimum lease payments and possible contingent obligations were as follows:

(in thousands)
Year Ending December 31,	Capital Leases	Operating Leases	Contingent Payments
2006	$536	$3,566	$3,584
2007	481	3,600	4,022
2008	-	3,673	4,022
2009	-	3,774	688
2010	-	3,917	-
Thereafter	-	9,124	-
Total minimum lease payments	$1,017	$27,654	$12,316

Rent expense for 2003, 2004 and 2005 were $868,000, $736,000 and $3,342,000, respectively. Of these amounts $705,000 and $598,000 were related to discontinued operations in the respective 2003 and 2004 periods. For the Predecessor company rent expense for the years ended December 31, 2003 and 2004 and the two months ended February 28, 2005 were $2,578,000, $2,432,000 and $580,000 respectively.

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

The Company has entered into employment agreements with certain of its employees, under which terms they are entitled to severance benefits in the event of termination during the contract period. If these agreements had been triggered as of December 31, 2005, the maximum contingent liability would have been $7,397,000. No amounts have been accrued under these agreements as of December 31, 2005. The Predecessor had no contingent commitments related to employment agreements.

12.	Stock

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 64.3% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000,000. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and accrue from the original issue date whether or not declared by the Board of Directors. Accumulated dividends amounted to $4,882,000, $6,521,000 and $8,295,000 as of December 31, 2003, 2004 and 2005, respectively. The shares accumulated in association with dividends are at par value.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. A change of control as defined can only occur with board approval, and is therefore within control of the Company. As of December 31, 2005, no redemptions or conversions have been made.

Predecessor common stock consists of 200 shares with no par value authorized, issued and outstanding and 1,000 shares with .01 par value authorized, issued and outstanding at December 31, 2004.

13.	Employee Stock Options and Benefit Plans

Employee Stock Options and Stock Awards - On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At December 31, 2005, 312,500 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then-market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of December 31, 2005, 330,000 options remain outstanding under the Stock Award and Incentive plan.

As of December 31, 2005, 200 options issued to non-employee Directors remain outstanding under the Company’s other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company’s 1992 Stock Option Plan for Non-Employee Directors.

The Company awarded 150,000 shares of restricted stock to its Chief Executive Officer in November 2004 under the Stock Plan. These shares were issued in November 2005. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, will be recorded over the related three-year vesting period starting in November 2004.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the aggregate activity in all of the Company’s plans for the three years ended December 31, 2005:

	2003		2004		2005
	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price
Outstanding at beginning of year	179,270	26.46	80,945	18.04	342,380	9.65
Granted	-	N/A	300,000	5.56	-	N/A
Exercised	-	N/A	(7,500)	2.00	-	0.00
Canceled	(98,325)	33.39	(31,065)	20.59	(12,180)	22.74
Outstanding at end of year	80,945	18.04	342,380	6.71	330,200	9.17
Options exercisable at year end	60,945		42,380		180,200
Weighted average fair value at date of grant of options granted during the year	N/A		8.33		N/A

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/05	In Years	Price	at 12/31/05	Price

$18.75	200	1	$18.75	200	$18.75
$17.50	30,000	5	$17.50	30,000	$17.50
$5.00 to $12.00	300,000	9	$8.33	150,000	$8.33

$5.00 to $18.75	330,200			180,200

The fair value of each option granted during 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. There were no stock options granted in 2003 or 2005:

2004
Expected life	5.0
Expected volatility	90.86%
Risk-free interest rate	3.70%
Dividend Yield	0.00%

The predecessor company had no stock option plans.

Benefit Plan - The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $78,000, $48,000 and $327,000 to the plan during the years ended December 31, 2003, 2004 and 2005, respectively. The contributions to the 401(k) plan were in the form of cash. For the years ended December 31, 2003 and 2004 and the two months ended February 28, 2005, the predecessor company’s plan contributions were $147,000, $197,000 and $44,000, respectively.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock repurchase program - The Company has a stock repurchase program, under which it repurchased $7,000 under the program in 2003. No repurchases were made during 2004 or 2005.

14.	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method. There were no dilutive common stock equivalents for the years ended December 31, 2003 or 2004. In 2004 the Board of Directors of the Company granted 150,000 shares of restricted stock and 300,000 stock options which are dilutive common stock equivalents in the earnings per share calculations for the 2005 results, resulting in an increase in shares outstanding of 30,000. The convertible preferred stock is anti-dilutive, and as such, is excluded from diluted earnings per share calculations.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands except share data):

	For the Years Ended December 31,
	Successor
Weighted average shares outstanding	2003	2004	2005
Basic	7,617	7,620	7,640
Diluted	7,617	7,620	7,670

	2003	2004	2005
Income (loss) from operations	$(2,166)	$(1,690)	$5,819
Preferred stock dividends	1,514	1,639	1,774
Income (loss) to common stockholders	(3,680)	(3,329)	4,045
Income from discontinued operations	4,926	3,540	-
Gain (loss) on sale of software licensing business	-	(2,643)	5,016
Net income (loss) available to common stockholders	$1,246	$(2,432)	$9,061

15.	Related Party Transactions

During 2003 certain disbursements were made at the direction of the Company’s former Chief Executive Officer that lacked appropriate documentation. These expenditures have been recorded as a reduction of net income from discontinued operations in the amount of $250,000 for the year ended December 31, 2003. The Company is continuing to pursue additional information regarding these disbursements.

Subsequent to the sale of the software licensing business in 2004, it was discovered that the buyer, D&H Services, LLC, was a related party of the Company’s former Chief Executive Officer.

The Company purchased black and white film processing from a business owned by a former shareholder of CEV and employee of the Company. The Company purchased approximately $26,000 of services from this company for the year ended December 31, 2005. The Company sold approximately $43,000 of services to this company for the year ended December 31, 2005. There is a net account receivable from this company in the amount of $151,000, which is included in accounts receivable on the consolidated balance sheet and is fully reserved as of December 31, 2005.

  During the years ended December 31, 2003 and 2004 and the two months ended February 28, 2005, the Predecessor purchased black and white film processing services from an affiliated company totaling approximately $114,000, $90,000 and $1,000, respectively. At December 31, 2004, the Predecessor had a balance due from this affiliate of approximately $133,000. The Predecessor received non-interest bearing advances from this affiliate totaling approximately $324,000 for the year ended December 31, 2003. The Predecessor also made non-interest bearing advances totaling approximately $430,000 to this affiliate during the year ended December 31, 2003.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the years ended 2004 and 2005 is presented below (in thousands, except per share amounts):

	2004
	(Predecessor)
	March 31	June 30	September 30	December 31
Total net revenues	$13,280	$12,326	$15,994	$10,142
Gross profit	6,855	6,074	7,685	5,292
Total operating expenses	5,405	5,235	5,636	5,807
Income (loss) from operations	1,450	839	2,049	(515)
Net income (loss)	$718	$231	$1,370	$(793)

	2004
	(Successor)
	March 31	June 30	September 30	December 31
Loss from operations	$400	$594	$392	$304
Loss on sale of discontinued operations	-	-	2,643	-
Income (loss) from discontinued operations	1,466	207	3,002	(1,135)
Net income (loss)	$1,066	$(387)	$(33)	$(1,439)

Earnings per share (basic and diluted):
Loss from operations	$0.11	$0.13	$0.10	$0.10
Loss on sale of discontinued operations	-	-	0.35	-
Income (loss) from discontinued operations	0.19	0.02	0.39	(0.13)
Net income (loss)	$0.08	$(0.11)	$(0.06)	$(0.23)

	2005
	(Successor)
	March 31	June 30	September 30	December 31
Total net revenues	$5,823	$15,372	$19,970	$21,844
Gross profit	3,117	8,428	9,847	12,369
Total operating expenses	2,791	6,288	7,945	9,729
Income tax provision	9	27	27	862
Income from continuing operations	440	2,036	1,755	1,588
Gain (loss) on sale of discontinued operations	2,152	-	3,491	(627)
Net income	$2,592	$2,036	$5,246	$961

Earnings per share (basic):
Income from continuing operations	$0.00	$0.21	$0.17	$0.15
Gain (loss) on sale of discontinued operations	0.28	-	0.46	(0.08)
Net income	$0.28	$0.21	$0.63	$0.07

Earnings per share (diluted):
Income from continuing operations	$0.00	$0.21	$0.17	$0.15
Gain (loss) on sale of discontinued operations	0.28	-	0.46	(0.09)
Net income	$0.28	$0.21	$0.63	$0.06

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2005, the Company determined that the utilization of its federal net operating loss carryforwards would be limited, and that there were no available net operation loss carryforwards in the state of New York. This resulted in an adjustment of approximately $514,000 recorded in the fourth quarter of 2005 to true up the Company’s provision for income tax from continuing operations.

17.	Subsequent Events

In October 2001, the Company was named in an adversary proceeding captioned Nathan Cameron vs. Merisel, Inc., Merisel Americas, Inc., Merisel Properties, Inc. and Brian Goldsworthy. Summary judgment was granted in favor of Merisel Inc. and Merisel Americas, Inc. The case against Merisel Properties, Inc. and Brian Goldsworthy went to trial on March 6, 2006. On March 27, 2006, a jury verdict was rendered in the amount of $1,800,000 plus any applicable court costs and interest against Merisel Properties, Inc. The Company is in the process of appealing this decision. In the event the appeal process is unsuccessful, the Company expects the judgment amount will be fully covered by insurance, therefore no provision for this litigation has been recorded in the financial statements as of December 31, 2005.

******

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table provides information about the Company’s executive officers and directors as of March 30, 2005:

Name	Age	Position
Donald R. Uzzi	53	Chairman of the Board, Chief Executive Officer and President
Rajiv Garg	46	Executive Vice President of Merisel Americas
John Sheehan	51	President of Color Edge
Ken Wasserman	46	President of Comp 24
Allyson Vanderford	37	Chief Financial Officer
Albert J. Fitzgibbons III (2) (3)	60	Director
Ronald P. Badie (1) (4)	63	Director
Bradley J. Hoecker (2) (3)	44	Director
Dr. Arnold Miller (1) (3)	77	Director
Lawrence J. Schoenberg (1) (2) (3)	73	Director

(1)  Member of Audit Committee
(2)  Member of Nominating Committee
(3)  Member of Compensation Committee
(4)  Lead Director

    Donald R. Uzzi has served as Chief Executive Officer and President since November 2004. Mr. Uzzi was elected to the Board of Directors as a director in December 2004. He was elected Chairman of the Board of Directors in April 2005. From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation. From July 1998 to July 1999, Mr. Uzzi was a principle officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation. Prior to 1996, Mr. Uzzi held the position of President of the Gatorade North America division of Quaker Oats.

    Rajiv Garg has served as an Executive Vice President of Merisel Americas since March 2004. From November 2002 to April 2005, Mr. Garg served as the Chief Financial Officer of Color Edge. From 1994 to 2000, he served as head of Global Risk Management for Credit Suisse First Boston. Prior to that he was Global Business Manager for Foreign Exchange. He brings with him fourteen years of extensive experience in the investment banking arena covering financial control, front office support, creation of infrastructure for new business, regulatory liaison and development of a global risk management system.

    John Sheehan has served as the President of Color Edge since March 2004. From December 2002 to April 2005, Mr. Sheehan served as the Managing Partner and Chief Operating Officer of Color Edge. From March 1999 to December 2002 he served as Managing Director of the New York City office of the London-based Photobition Group from which Color Edge was formed.

    Kenneth Wasserman has served as President of Comp24 since April 2003. From July 1999 to March 2003, Mr. Wasserman served as Managing Director of Photobition Comp. From September 1986 to June 1999, Mr. Wasserman served as President of Comp 24.

    Allyson Vanderford has served as Chief Financial Officer since April 2004. From April 2001 to March 2004, she served as Vice President, Finance and Treasurer. From December 1999 to March 2001, she served as Director of Financial Planning and Analysis. From April 1998 to November 1999, she served as Manager of Financial Planning and Analysis. From 1995 to 1998, Ms. Vanderford was employed by the auditing firm of Deloitte & Touche, LLP where she held the positions of staff accountant and senior accountant. From 1992 to 1995, Ms. Vanderford held various positions with the Company, including Senior Staff Accountant and General Accounting Supervisor.

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

     Ronald P. Badie has been a member of the Board of Directors since October 2004. In March 2002, Ronald P. Badie retired from Deutsche Bank after 35 years of service. At the time of his retirement, he was vice chairman of Deutsche Bank Alex. Brown (now Deutsche Bank Securities), the firm’s investment banking subsidiary. Over the years, Mr. Badie held a variety of management positions with the firm and its predecessor, Bankers Trust Company, in both New York and Los Angeles. Mr. Badie is also currently a director of Integrated Electrical Services, Inc., Amphenol Corporation and Nautilus, Inc.

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

    Dr. Arnold Miller has been a member of the Board of Directors since August 1989. . Since 1987, he has been President of Technology Strategy Group, a consulting firm organized to assist businesses and government in the fields of corporate strategy development, international technology transfer and joint ventures, as well as business operations support. Prior to forming Technology Strategy Group, Dr. Miller was employed at Xerox Corporation, a computer products and information services company, for 14 years, where his most recent position was Corporate Vice President with responsibility for worldwide electronics operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% owners were complied with.

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which also includes the code of ethics that applies to the Company’s finance professionals as required by SEC rules and regulations. The Code of Business Conduct can be found on the Company’s website www.merisel.com.

Item 11. Executive Compensation

See the information in the section entitled “Executive Compensation” in the Company’s Proxy Statement for the 2006 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005 (the “2006 Proxy Statement”) which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement which is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding the shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	330,200 (2)	$9.17	312,300(3)

1.	Excludes shares reflected in the first column.
2.	Represents outstanding options granted under the Company’s 1991 Employee Stock Option Plan, 1992 Stock Option Plan for Non-Employee Directors and 1997 Stock Award and Incentive Plan.
3.	Represents shares available for issuance under the 1997 Stock Award and Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

See the information set forth in the section entitled “Principal Accountant Fees and Services” in the 2006 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)List of documents filed as part of this Report:

1.	Financial Statements included in Item 8:

•	Report of Independent Registered Public Accounting Firm.
•	Independent Auditors’ Reports
•	Consolidated Balance Sheets at December 31, 2004 and 2005.
•	Predecessor Consolidated Balance Sheet at December 31, 2004.
•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005.
•	Predecessor Consolidated Statements of Operations for the years ended December 31, 2003 and 2004 and for the two months ended February 28, 2005.
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2005.
•	Predecessor Consolidated Statements of Changes in Stockholders’ Equity for each of the year ended December 31, 2004 and for the two months ended February 28, 2005.
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005.
•	Predecessor Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004 and for the two months ended February 28, 1005.
•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules included in Item 8:

    Schedules required by this section are provided in the audited financial statements.

3.	Exhibits:

    The exhibits listed on the accompanying Index of Exhibits are filed as part of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: April 7, 2006	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Donald R. Uzzi Donald R. Uzzi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 7, 2006

/s/Allyson Vanderford Allyson Vanderford	Chief Financial Officer (Principal Accounting Officer)	April 7, 2006

/s/Ronald P. Badie Ronald P. Badie	Director	April 7, 2006

/s/Albert J. Fitzgibbons III Albert J. Fitzgibbons III	Director	April 7, 2006

/s/Bradley J. Hoecker Bradley J. Hoecker	Director	April 7, 2006

/s/Dr. Arnold Miller Dr. Arnold Miller	Director	April 7, 2006

/s/Lawrence J. Schoenberg Lawrence J. Schoenberg	Director	April 7, 2006

Index of Exhibits

Exhibit	Description	Method of Filing
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
Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.8	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, MCRU, Crush and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
3.1	Restated Certificate of Incorporation of Merisel, Inc. as amended	Filed herewith
3.2	Bylaws, as amended, of Merisel, Inc.	Filed herewith
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000.**
*10.1	1991 Employee Stock Option Plan of Merisel, Inc. together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under the 1991 Employee Stock Option Plan.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.**
*10.2	Amendment to the 1991 Employee Stock Option Plan of Merisel, Inc. dated January 16, 1997.	Filed as exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.**
*10.3	Merisel, Inc. 1992 Stock Option Plan for Non-employee Directors.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.**
*10.4	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997.**
*10.5	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.**
*10.6	Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated September 18, 2001.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001. **
*10.7	Amendment to Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated December 18, 2001.	Filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
*10.8	Retention Agreement dated as of April 1, 2001 between Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson.	Filed as exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000. **
*10.9	Promissory Note dated March 17, 1999 between Timothy N. Jenson and Merisel, Inc.	Filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 1999.**
*10.10	Bonus Agreement dated as of August 10, 2000 between Merisel Americas, Inc. and Timothy N. Jenson.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.**
*10.11	Change of Control Agreement dated as of April 27, 2000 between Merisel, Inc., Merisel Americas, Inc. and Allyson Vanderford.	Filed as exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
*10.12	Severance Agreement dated as of December 21, 2000 between Merisel Americas, Inc. and Allyson Vanderford.	Filed as exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
10.13	Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, L.L.C.	Filed as exhibit 99.4 to the Company’s Current Report on Form 8-K, dated September 19, 1997.**
10.14	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II., L.L.C. dated as of June 2, 2000.	Filed as exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000.**
10.15	Share Purchase Agreement, dated as of July 2, 2001, by and between Merisel Americas, Inc., a Delaware corporation, and SYNNEX Information Technologies, Inc., a California corporation.	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K, dated July 2, 2001.**
10.16	Real Property Purchase and Sale Agreement dated as of December 10, 2001 by and between HD Acquisitions, LLC and Merisel Properties, Inc.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002.**
10.17	Tenth Amendment to Real Property Purchase and Sale Agreement dated as of May 10, 2002 between DCF I, LLC, the successor in interest to HD Acquisitions, LLC, and Merisel Properties, Inc.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002.**
10.18	Consent to Assignment of Land Purchase Agreement dated May 10, 2002 between Merisel Properties, Inc., HD Acquisitions, LLC and DCF I, LLC.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.19	Purchase Money Note dated May 20, 2002 issued by DCF I, LLC to Merisel Properties, Inc.	Filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.20	Purchase Money Deed of Trust dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.21	Construction Promissory Note dated May 20, 2002 issued by DCFI, LLC to Merisel Properties, Inc.	Filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.22	Deed of Trust and Security Agreement dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.	Filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.23	Construction Loan Agreement dated May 20, 2002 between DCF I, LLC, Anthony Dilweg and Merisel Properties, Inc.	Filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002. **
10.24	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition.	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.**
*10.25	Amended and Restated First Amendment to Retention Agreement dated as of July 1, 2004 by and among Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.**
*10.26	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Mr. Donald Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
*10.27…
Settlement Agreement and Mutual General Release dated as of February 3, 2005 by and between Merisel, Inc., Merisel Americas, Inc. and Timothy Jenson, Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC and TDH Enterprises, LLC.
Filed as exhibit 10.27 to the Company’s annual report on form 10K for the period ended December 31, 2004
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
Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
*10.41	Amendment to Employment Agreement dated November 22, 2004 between Merisel and Don Uzzi	Filed as exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006
*10.42	Form of Indemnity Agreement entered into between Merisel and each of it’s Directors and certain Officers	Filed as exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006
14.1	Code of Business Conduct	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002.
21	Subsidiaries of the Registrant.	Filed herewith
23	Consent of BDO Seidman, LLP, Independent Registered Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

* Management contract or executive compensation plan or arrangement.
** Incorporated by reference.
… Certain portions of this exhibit have been omitted from the copy filed as part of this report and are subject of a request for confidential treatment.