Form 10-Q
period 2006-03-31
MERISEL INC /DE/
filed 2006-05-15
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 12, 2006, the registrant had outstanding 7,773,755 shares of common stock, par value $0.01 par share (the only class of common stock of the registrant outstanding).

MERISEL, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2006

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005 (Audited)
Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 and Audited Predecessor Combined Statements of Operations for the Two Months Ended February 28, 2005
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and Audited Predecessor Combined Statements of Cash Flows for the Two Months Ended February 28, 2005
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 31, 2006	December 31, 2005
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$11,071	$12,548
Accounts receivable, net of allowance of $1,136 and $948, respectively	16,545	17,416
Inventories	1,678	1,615
Prepaid expenses and other current assets	1,723	711
Total current assets	31,017	32,290

Property and equipment, net	7,000	6,982

Restricted cash	6,791	6,775
Other assets	175	183
Intangible assets, net	6,740	7,034
Trademarks	10,452	10,452
Goodwill	13,124	12,733
Non-current assets of discontinued operations	914	914

Total assets	$76,213	$77,363

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$3,031	$2,166
Accrued liabilities	5,785	6,241
Capital lease obligations, current maturities	499	536
Installment notes, current maturities	618	719
Income tax payable	-	1,808
Customer deposits	79	51
Total current liabilities	10,012	11,521

Note payable, bank	8,630	8,630
Capital lease obligations, less current maturities	379	481
Installment notes, less current maturities	1,232	1,376
Deferred occupancy costs	365	317

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 150,000 shares issued and outstanding	23,761	23,295
Common stock, $.01 par value, authorized 30,000,000 shares; 8,183,735 issued and 7,773,755 outstanding	82	82
Additional paid-in capital	275,181	275,601
Accumulated deficit	(242,289)	(242,757)
Unamortized deferred compensation	(289)	(332)
Treasury stock at cost, 409,980 shares repurchased	(851)	(851)
Total stockholders’ equity	55,595	55,038

Total liabilities and stockholders’ equity	$76,213	$77,363

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,		Two Months Ended February 28,
	2006	2005	2005
	(Unuadited)	(Unaudited)	(Audited)
	Successor	Successor	Predecessor
Net sales	$21,137	$5,823	$8,532

Cost of sales	10,374	2,706	5,011

Gross profit	10,763	3,117	3,521

Selling, general & administrative expenses	9,300	2,791	4,615
Restructuring charge	724	-	-

Operating income (loss)	739	326	(1,094)

Interest expense (income), net	175	(123)	73

Income (loss) from continuing operations before provision for income tax	564	449	(1,167)

Income tax provision	96	9	-

Income (loss) from continuing operations	468	440	(1,167)

Gain on sale of discontinued operations	-	2,152	-
Net income (loss)	468	2,592	(1,167)

Preferred stock dividends	466	431	-
Net income (loss) available to common stockholders	$2	$2,161	$(1,167)

Net income per share (basic and diluted):
Net income (loss) from continuing operations available to common stockholders	$0.00	$0.00	N/A
Gain on sale of discontinued operations	0.00	0.28	N/A
Net income (loss) available to common stockholders	$0.00	$0.28	N/A

Weighted average number of shares
Basic	7,774	7,624	N/A
Diluted	7,805	7,703	N/A

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,		Two Months Ended February 28,
	2006	2005	2005
CONTINUING OPERATIONS	(Unaudited)	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:	Successor	Successor	Predecessor
Net income (loss)	$468	$2,592	$(1,167)
Less: income from discontinued operations, net	-	2,152	-
Net income (loss) from continuing operations	468	440	(1,167)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash deferred compensation	43	116	-
Stock based compensation expense	46	-	-
Deferred compensation payment	-	(759)	-
Deferred occupancy costs	48	16	-
Deferred income taxes	-	-	533
Depreciation and amortization	448	136	284
Changes in operating assets and liabilities:
Accounts receivable	871	332	(1,792)
Inventories	(63)	227	189
Prepaids and other current assets	(1,004)	(967)	27
Restricted cash - security deposits	(16)	(10)	7
Accounts payable	865	1,152	(122)
Accrued liabilities	(2,235)	(1,366)	(52)
Net cash used in operating activities	(529)	(683)	(2,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of acquisitions	(385)	(33,811)	-
Increase in due from stockholder	-	-	231
Capital expenditures	(177)	(101)	(9)
Net cash used in investing activities	(562)	(33,912)	222

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(141)	(60)	(119)
Bank debt repayments	(245)	-	-
Bank debt assumed	-	130	400
Net cash provided by financing activities	(386)	70	281

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,447)	(34,015)	(1,590)

DISCONTINUED OPERATIONS
Cash used in discontinued operations	-	-	-
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,477)	(34,525)	(1,590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,548	46,861	2,053
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,071	$12,336	$463

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:
	(in thousands)
	For the Three Months ended March 31,		For the Two Months Ended February 28,
Cash paid during the period for:	2006	2005	2005
Income taxes	$2,350	$-	$-
Interest expense	301	-	70
Non-cash investing and financing activities:
Preferred dividends accumulated	466	431	-

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	General

From 2001 through August 2004, Merisel, Inc., a Delaware corporation (together with its subsidiaries, “Merisel” or the “Company”), had been operating as a software licensing solutions provider. On August 18, 2004, Merisel Americas, Inc., a wholly-owned operating subsidiary of Merisel, sold certain of its assets that principally comprised the Company’s software licensing business, including its notes and real property assets (“Software Licensing Assets”), to D&H Services, LLC. See Note 3 “Discontinued Operations”. As a result, the Company had no on-going operations, other than its pursuit of acquisitions and other investment opportunities, from the date of this sale until the date of the acquisition of substantially all of the assets of Color Edge, Inc., Color Edge Visual, Inc., Photobition New York, Inc. and Comp 24, LLC (the “Acquisitions”) as of March 1, 2005. The sale of the Software Licensing Assets was rescinded in connection with a settlement agreement with the Company’s former Chief Executive Officer in February 2005. However, since the operations of this business had ceased effective on the original sale date, the results of the operations and liquidation of this business continue to be presented as discontinued operations in the Company’s financial statements.

The information as of and for the three months ended March 31, 2006 and 2005 has not been audited by the Company’s independent registered public accounting firm, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The consolidated financial statements as presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Predecessor (defined below) information should be read in conjunction with the consolidated financial statements and notes thereto included in Merisel’s Financial Statements and Exhibits filed on Form 8-K on October 31, 2005.

2.	Basis of Presentation

During the first two months of 2005, Merisel had no on-going operations, until the Acquisitions.

Effective March 1, 2005, the Company completed the acquisition of substantially all of the operating assets of each of Color Edge, Inc., Color Edge Visual, Inc. and its wholly-owned subsidiary, Photobition New York, Inc. (collectively “Color Edge Visual, Inc."), a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. It has been determined that Color Edge, Inc. and Color Edge Visual, Inc collectively represent the predecessor company of Merisel (“Predecessor”) for financial reporting purposes. See Note 12 “Acquisitions”.

Effective March 1, 2005, the Company also completed the acquisition of substantially all of the assets of Comp 24, LLC ("Comp 24"). Comp 24 is a New York based commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services, such as file editing, film separation, printing, air brushing, die cutting, foil stamping, embossing and lamination.

Effective August 8, 2005, the Company completed the acquisition of substantially all of the assets of Crush Creative, Inc. (the “Crush Acquisition”), a California-based visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions.

Since the acquisitions were accounted for as purchases, the results of operations of Color Edge, Inc. and Affiliates and Comp 24 for the period March 1, 2005 through March 31, 2005 and the results of operations of Color Edge, Inc. and Affiliates, Comp 24 and Crush for the period January 1, 2006 through March 31, 2006 are included in the Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2006, respectively.

The Company and its subsidiaries operate in a single reporting segment.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

3.	Discontinued Operations

In August 2004, the Company completed the sale of its software licensing business to D&H Services, LLC (“D&H”), at which time it was determined to represent a discontinued operation. The Company has reclassified its consolidated financial statements to reflect the sale of the software licensing business and to segregate assets, liabilities and cash flows of this business for all periods presented. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows.

The sale was rescinded in February 2005. However, since the operations of the business permanently ceased as of the date of the sale, results related to the operations and liquidation of this business will continue to be presented as a discontinued operation. (See Note 11“Related Party Transactions”).

The discontinued operations had non-current assets of $914,000 (See Note 15 “Subsequent Note”) as of March 31, 2006 and December 31, 2005.

For the three months ended March 31, 2005, the Company recorded a gain of $2,152 as a result of reacquiring assets that had been previously disposed of for less than fair value, resulting in a loss from discontinued operations in a prior period.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

5.	Restructuring Charge

During the first quarter of 2006 the Company commenced a reorganization plan related to the operations of its wet processing film business. This reorganization has resulted in the elimination of approximately 25 full-time positions within the quarter. In addition, a restructuring charge of $724,000 related primarily to severance and employee benefits for a key individual was recorded in the first quarter of 2006.

As of March 31, 2006, $683,000 of total restructuring costs had not been paid and was included in accrued liabilities in the accompanying consolidated balance sheet. The full amount accrued at March 31, 2006 is expected to be paid out during the three months ended June 30, 2006. The following table sets forth the activity and balances of the restructuring reserve from December 31, 2005 to March 31, 2006:

	(In thousands)
	December 31, 2005 Balance	Net Charges	Payments	March 31, 2006 Balance
Type of cost:
Severance related	$-	$616	$3	$613
Facility, lease and other	-	108	38	70
Total	$-	$724	$41	$683

6.	Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$1,335	$1,260
Work in process	360	372
Reserve for obsolescence	(17)	(17)
Total inventory, net	$1,678	$1,615

7.	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The adoption of SFAS No. 123(R) on January 1, 2006 resulted in an increase of approximately $46,000 in selling, general, and administrative expenses during the three months ended March 31, 2006.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the three months ended March 31, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants:

Historical Values
Risk-free interest rate	3.7%
Expected volatility of common stock	90.86%
Dividend yield	0.0%
Expected option term	5 years

The risk-free interest rate was based on the use of a discount rate equal to the rate available at that time on federal government zero-coupon bonds with a remaining term equal to the option's expected life. The expected volatility is based on the historical volatility of the Company’s stock over a 5 year period prior to the date of grant of such options.

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortized deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three months ended March 31, 2005 would have decreased to the pro forma amount presented below.

The following represents the pro forma net income and earnings per share that would have been recorded had stock compensation been calculated under SFAS No. 123 for the 2005 period.

For the three months ended March 31,
In thousands, except per share amounts	2005

Net income available to common stockholders - As Reported	$2,161
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	92
Net income - Pro Forma	$2,069

Earnings Per Share (Basic & Diluted):
As Reported	$0.28
Pro Forma	$0.27

The fair value of each option granted during 2004 was estimated on the date of the grant using Black- Sholes option pricing model. There were no stock options granted in 2003, 2005 or during the three months ended March 31, 2006.

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At March 31, 2006, 312,500 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then-market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of March 31, 2006, 330,000 options remain outstanding under the Stock Award and Incentive plan.

As of March 31, 2006, 200 options issued to non-employee Directors remain outstanding under the Company’s other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company’s 1992 Stock Option Plan for Non-Employee Directors.

The Company awarded 150,000 shares of restricted stock to its Chief Executive Officer in November 2004 under the Stock Plan. These shares were issued in November 2005. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, will be recorded over the related three-year vesting period starting in November 2004.

A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	2006
	Shares	Weighted Average Exer. Price
Outstanding at December 31, 2005	330,200	9.17
Granted	-	N/A
Exercised	-	0.00
Canceled
Outstanding at March 31, 2006	330,200	9.17
Options exercisable at March 31, 2006	100,000	5.00
Weighted average fair value at date of grant of options granted during the year	N/A

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/06	In Years	Price	at 3/31/06	Price

$18.75	200	1	$18.75	-
$17.50	30,000	5	$17.50	-
$5.00 to $12.00	300,000	9	$8.33	100,000	$5.00

$5.00 to $18.75	330,200			100,000

The fair value of each option granted during 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. There were no stock options granted in 2003, 2005 or during the three months ended March 31, 2006.

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the three months ended March 31, 2006 is as follows:
	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2006	150,000	$2.94
Granted	-	-
Vested	-	-
Cancelled	-	-
Nonvested shares at March 31, 2006	150,000	$2.94

As of March 31, 2006, there was $321,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.7years.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued liabilities:
Lease commitments and other accruals	$1,701	$1,395
Compensation and other benefit accruals	3,127	4,680
Restructuring accrual	683	-
State and local sales taxes and other taxes	274	166
Total accrued liabilities	$5,785	$6,241

9.	Earnings Per Share and Stockholders Equity

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method. There were no significant dilutive common stock equivalents for the three months ended March 31, 2006 and 2005.

The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time-to-time in the open market or otherwise. On September 1, 2004, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $1,000,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of March 31, 2005, the Company had repurchased approximately 410,000 shares under all prior authorizations for an aggregate cost of $851,000 (including approximately $7,000 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. As of March 31, 2006, no repurchases have been made under the $1,000,000 buyback.

10.	Related Party Transactions

Subsequent to the sale of the software licensing business in 2004, which sale was rescinded in February 2005, it was discovered that the buyer, D&H, LLC, was a related party of the Company’s former Chief Executive Officer.

The Company purchased approximately $0 and $1,000 of black and white film processing services from a business owned by a former shareholder of CEV and current executive of the Company during the three months ended March 31, 2006 and 2005, respectively. There is a net account receivable from this company in the amount of approximately $134,000 and $151,000, which is included in accounts receivable on the consolidated balance sheet and is fully reserved as of March 31, 2006 and December 31, 2005, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

11.	Commitments and Contingencies

In February 2004, the Company was served with a summons and a complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al (the “Debtor”), Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA (the “Complaint”). The Complaint alleges that Debtor made preferential transfers of money to Merisel Americas, Inc. (“Americas”), a wholly owned subsidiary of the Company, in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the Complaint are the obligations of MOCA and not that of the Company. The

Company has been advised by counsel to Arrow Electronics, Inc. (“Arrow”), the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint and therefore no accrual related to this lawsuit has been included at March 31, 2006 and December 31, 2005.

12.	Acquisitions

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

The purchase price for these three companies of $31,514,000 consisted of $31,382,000 paid in cash at closing and $2,780,000 of acquisition-related professional fees, reduced by a cash receipt of $239,000 related to the Comp 24 purchase price adjustment and a cash receipt of $2,659,000 from the Color Edge escrow. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal. During the current quarter, the Company recorded a purchase price adjustment of $358,000 of which $250,000 is related to certain payments made to former shareholders of CE as a result of amending agreement and $108,000 is related to acquisition related fees. A summary of the fair values assigned to the acquired assets is as follows:

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

(in thousands)
Trade accounts receivable	$12,178
Inventory	1,406
Other current assets	299
Fixed assets	3,773
Restricted cash	2,310
Other assets	39
Intangible assets	5,900
Trademark	10,311
Goodwill	10,863
Accounts payable	(3,969)
Accrued liabilities	(2,085)
Long term debt and capital lease obligations	(9,935)
Total purchase price, net of $424 cash received	$31,090

(b)
Effective August 8, 2005, the Company completed the acquisition of Crush Creative, Inc. (“Crush”) a California-based privately-held company. Crush is a visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. Merisel believes an acquisition of Crush will enhance its operations by increasing its West Coast presence and capabilities, diversifying its current client industries, and enabling it to better serve its existing clients. Merisel believes certain cost savings and cross-selling synergies may also be achieved. The operating results of Crush are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price of $7,384,000 consisted of $6,991,000 paid in cash at closing and $393,000 of acquisition-related professional fees.

The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

(in thousands)
Trade accounts receivable	$3,165
Inventory	543
Other assets	79
Fixed assets	2,958
Goodwill	2,260
Trademark	141
Other intangible assets	1,987
Accounts payable	(1,009)
Accrued liabilities	(658)
Long term debt and capital lease obligations	(2,536)
Total purchase price, net of $454 cash received	$6,930

The following table presents the unaudited pro forma results of operations of the Company for the three month period ended March 31, 2005. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Color Edge, Comp 24 and Crush acquisitions had occurred at January 1, 2005. The pro forma information contains the actual combined operating results of Merisel, Inc., Color Edge, Inc. and Affiliates, Comp 24, LLC and Crush, with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of costs associated with certain non-recurring expenses, 2) elimination of interest income earned on invested cash balances, which balances were used to fund the Acquisitions and 3) amortization of certain intangibles related to the Acquisitions.

Pro Forma, unaudited, in thousands, except per share amounts	Three Months ended March 31, 2005

Total revenue	$20,545
Net income from continuing operations	945
Basic and Diluted earnings per share	$0.12

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

13.	Debt

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500,000 with quarterly installment payments of $41,667 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500,000 secured by the accounts receivable of Comp 24. Balances of $333,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at March 31, 2006 and balances of $375,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at December 31, 2005.

The second credit agreement provides for a term loan facility in the amount of $2,000,000 with quarterly installment payments of $100,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000,000 secured by the accounts receivable and inventory of Color Edge and Color Edge Visual. The revolving credit facility agreement was amended on August 8, 2005 in connection with the Crush Acquisition to increase the borrowing capacity to $14,000,000. Balances of $1,500000 and $8,100,000 were outstanding under the term and revolving credit loans, respectively, at March 31, 2006 and balances of $1,700,000 and $8,100,000 were outstanding under the term and revolving credit loans, respectively, at December 31, 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of March 31, 2006.

In connection with the Crush acquisition, the Company assumed certain interest free bank loans with a balance of $17,000 and $20,000 outstanding at March 31, 2006 and December 31, 2005, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)

14.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

March 31, 2006
Customer relationships	$2,973
Non-compete agreements	2,913
Employee agreements	291
Trade know how	563
Total	$6,740

Amortization expense related to intangible assets was $289,000 and $73,000 for the first quarter of 2006 and 2005, respectively. Amortization expense for each of the next five fiscal years beginning April 1, 2006 is expected to be approximately $1,100,000 for fiscal years 2006, 2007, 2008, $991,000 for fiscal year 2009 and $322,000 for fiscal year 2010.

15.	Subsequent Events

On April 17, 2006, the Company received notification that the deed for property associated with the notes receivable has been transferred back to the Company as part of discontinued operations (See Note 3 “Discontinued Operations”). The Company expects to sell the property at its carrying value and recoup its cost for required mediation to the building.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s consolidated historical results of operations and financial condition should be read in conjunction with its unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

Merisel, Inc. (together with its subsidiaries, “Merisel” or the “Company”) had no operations during the first two months of 2005, until the Color Edge, Color Edge Visual and Comp 24 acquisitions described below, were consummated effective March 1, 2005.

Effective March 1, 2005, the Company completed the acquisition of substantially all of the operating assets of each of Color Edge, Inc. and Color Edge Visual, Inc. ("Visual"), and its wholly-owned subsidiary, Photobition New York, Inc. (collectively “Color Edge Visual, Inc."), a New York-based commercial graphic communication and imaging companies that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions.

Effective March 1, 2005, the Company also completed the acquisition of substantially all of the assets of Comp 24, LLC, a New York based commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services.

Effective August 8, 2005, the Company completed the acquisition of substantially all of the assets of Crush Creative, Inc., a California-based visual communication solutions company.

All of the acquired assets are used by the Company to operate in the graphic imaging industry, and the Company is now subject to the risks inherent in that industry. For a discussion of these risks, see the Company’s filings with the SEC, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS

The Company reported net income available to common stockholders of $2,000, or $0.00 per share for the three months ended March 31, 2006. This compares with net income available to common stockholders of $2,161,000, or $0.28 per share, for the comparable 2005 period. Net income for the three months ended March 31, 2005 includes a gain on the sale of discontinued operations of $2,152,000, or $0.28 per share. Given the Company’s net operating loss carryforwards and offsetting valuation allowance against them, the Company recorded the results of discontinued operations net of tax of $0.

Three Months Ended March 31, 2006 as Compared to the Three Months Ended March 31, 2005.

Net Sales - Net sales were $21,137,000 for the three months ended March 31, 2006 compared to $5,823,000 for the three months ended March 31, 2006. The increase of $15,314,000 or 263.0% was due to the inclusion of ColorEdge and Comp 24 results of operations for the full period in 2006 as compared to one month in 2005. Additionally, the 2006 period included $5,530,000 of net sales generated by Crush.

Gross Profit - Gross profit was $10,763,000 for the three months ended March 31, 2006 compared to $3,117,000 for the three months ended March 31, 2005. The increase of $7,646,000 or 245.2% was due to the inclusion of ColorEdge and Comp 24 results of operations for the full period in 2006 as compared to one month in 2005 and the inclusion of $2,764,000 of gross profit generated by Crush in the 2006 period. Gross profit as a percentage of sales, or gross margin, was 50.9% in the three months ended March 31, 2006 compared to 53.5% in the three months ended March 31, 2005. The decrease in gross margin is attributable to the reduced operations of the wet film processing business in the first quarter of 2006 as compared to one month in 2005.

Selling, General and Administrative - Selling, general and administrative expense increased to $9,300,000 in the three months ended March 31, 2006 from $2,791,000 in the comparable period of 2005. The increase of $6,509,000 or 233.3% in selling, general and administrative expense was due to the inclusion of ColorEdge and Comp 24 results of operations for the full period in 2006 as compared to one month in 2005 and the inclusion of $1,968,000 of selling, general and administrative expenses from Crush in the 2006 period. Selling, general and administrative expense as a percentage of net sales was 44.0% in the three months ended March 31, 2006 compared to 47.9% in the three months ended March 31, 2005. This decrease is due to the fact that certain overhead expenses were incurred during the first two months of the 2005 quarter which had no corresponding revenue.

Restructuring Costs -For the three months ended March 31, 2006, the Company has recorded a restructuring charge of $724,000 for the wet processing film business.

Interest Expense, Net - Interest expense increased to $175,000 in the three months ended March 31, 2006 from interest income of $123,000 in the three months ended March 31, 2005. The increase reflects the fact that the Company had excess invested its cash and had no outstanding debt for the first two months of 2005.

Income Taxes - The provision for income taxes increased to $96,000 in the three months ended March 31, 2006 from $9,000 in the three months ended March 31, 2005. The increase is due to the Company’s higher effective tax rate for 2006 compared to 2005.

Discontinued Operations - Gain on the sale of discontinued operations was $2,152,000 in the three months ended March 31, 2005. This related to the rescission of the sale of the Company’s software licensing assets in February 2005, whereby the Company recovered cash, a note receivable and land from D&H Services, LLC (See Note 3 “Discontinued Operations”).

Net Income - As a result of the above items, the Company had net income available to common stockholders of $2,000 for the three months ended March 31, 2006 compared to net income available to common stockholders of $2,161,000 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $529,000 during the three months ended March 31, 2006. The primary uses of cash were $1,004,000 used for prepaid expenses and $2,236,000 of accrued expense payments. These uses were offset by decreased accounts receivable of $871,000 and increased accounts payable in the amount of $864,000. Net cash used by operating activities was $683,000 during the three months ended March 31, 2005. The primary uses of cash were $967,000 used for prepaid expenses and $1,366,000 of accrued expense payments. These uses were offset by net income from continuing operations of $440,000 and increased accounts payable in the amount of $1,152,000.

For the three months ended March 31, 2006, net cash used in investing activities was $562,000 which consisted of $385,000 used for acquisition related expenditures (See Note 12 “Acquisitions”) and $177,000 of capital expenditures. For the three months ended March 31, 2005, net cash used in investing activities was $33,912,000 which consisted of $33,811,000 of purchase price paid for the Color Edge, Color Edge Visual and Comp 24 acquisitions and $101,000 of capital expenditures.

For the three months ended March 31, 2006, net cash used in financing activities was $386,000 related to repayments of term debt and capital lease payments. For the three months ended March 31, 2005, net cash provided by financing activities was $70,000 related to borrowings under the credit lines related to the Color Edge, Color Edge Visual and Comp 24 acquisitions, net of repayments and capital lease payments.

Financing Sources and Capital Expenditures

At March 31, 2006, the Company had cash and cash equivalents of approximately $11.1 million and debt of approximately $11.4 million.

The Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500,000 with quarterly installment payments of $41,667 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500,000 secured by the accounts receivable of Comp 24. Balances of $333,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at March 31, 2006 and balances of $375,000 and $530,000 were outstanding under the term and revolving credit loans, respectively, at December 31, 2005.

The second credit agreement provides for a term loan facility in the amount of $2,000,000 with quarterly installment payments of $100,000 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000,000 secured by the accounts receivable and inventory of Color Edge and Color Edge Visual. The revolving credit facility agreement was amended on August 8, 2005 in connection with the Crush Acquisition to increase the borrowing capacity to $14,000,000. Balances of $1,500,000 and $8,100,000 were outstanding under the term and revolving credit loans, respectively, at March 31, 2006 and balances of $1,700,000 and $8,100,000 were outstanding under the term and revolving credit loans, respectively, at December 31, 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of March 31, 2006.

In connection with the acquisition of substantially all of the assets of Crush Creative, Inc., the Company assumed certain interest free bank loans with a balance of $17,000 and $20,000 outstanding at March 31, 2006 and December 31, 2005, respectively.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 64.3% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $8,761,000 and $8,295,000 were recorded at March 31, 2006 and December 31, 2005, respectively.

At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. A change of control as defined can only occur with board approval, and is therefore within control of the Company. As of March 31, 2006, no redemptions have been made.

Management believes that, with the Company’s cash balances, borrowing availability and cash flows from operations, it has sufficient liquidity for the 12 months ended March 31, 2007. However, the Company’ s operating cash flow can be impacted by macroeconomic factors outside of its control. The Company has used a significant amount of cash to complete the ColorEdge, Color Edge Visual, Comp 24 and Crush asset acquisitions and may use cash to fund additional acquisitions in the future, resulting in less liquidity to meet its working capital needs.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Additionally, the Company has assumed certain off-balance sheet operating leases in connection with the Acquisitions.

The following table summarizes the Company’s contractual obligations at March 31, 2006.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$10,480	$618	$9,862	$-	$-
Capital Lease Obligations	878	499	379	-	-
Operating Lease Obligations	26,768	3,574	11,126	7,179	4,889
Contingent Payment Obligations	13,282	4,551	8,731	-	-
Total	$51,408	$9,242	$30,098	$7,179	$4,889

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

The Company’s critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s policy regarding Goodwill and Other Acquired Intangible Assets requires goodwill to be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows. The Company applied an impairment test related to the goodwill and other intangible assets acquired during 2005 at December 31, 2005 and will apply each subsequent year. The Predecessor company’s critical accounting policies and estimates are described in Merisel’s Financial Statements and Exhibits filed on Form 8-K on October 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2006, the Company had cash investments of $6,430,000 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $4,641,000 maintained in various checking accounts at March 31, 2006. The Company had outstanding long-term debt of approximately $10,480,000 with variable interest rates and no foreign currency risk.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were operating effectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition of the business of the Company.

Item 6. Exhibits

(a)	Exhibits

Exhibit 3.1-Restated Certificate of Incorporation of Merisel, Inc., as amended, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10K for the year ended December 31, 2005, and incorporated herein by reference

Exhibit 3.2-Bylaws, as amended, of Merisel, Inc., filed as Exhibit 3.2 to the Company’s Annual Report on Form 10K for the year ended December 31, 2005, and incorporated herein by reference.

Exhibit 10.1-Amendment No.2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI), filed as Exhibit
10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006.

Exhibit 10.2-Amendment No.2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV), filed as Exhibit
10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006.

Exhibit 31.1-Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2-Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3- Amendment to Color Edge LLC and Color Edge Visual LLC Asset Purchase Agreements and Confidentiality and Non-Competition Agreements filed on Form 8-K on May 1, 2006.

Exhibit 32-Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: May 15, 2006	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman and Chief Executive Officer

By:	/s/ Jon H. Peterson
Jon H. Peterson
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Restated Certificate of Incorporation of Merisel, Inc., as amended, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10K for the year ended December 31, 2005, and incorporated herein by reference

3.2	Bylaws, as amended, of Merisel, Inc., s Exhibit 3.2 to the Company’s Annual Report on Form 10K for the year ended December 31, 2005, , and incorporated herein by reference.
10.1
Amendment No.2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2006.

10.2
Amendment No.2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.