Form 10-K/A
period 2005-12-31
MERISEL INC /DE/
filed 2006-05-17
CIK 724941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-17156
MERISEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4172359
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

127 W. 30th Street, 5th Floor, New York, NY 10001
(Address of Principal Executive Offices and Zip Code)

(212) 594-4800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of class)

None
(Name of Each Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐             Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Service Bureau was $18,877,993 (2,435,870 shares at a closing price of $7.75).

As of March 30, 2006, the registrant had 7,773,755 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2006 (the “Original Filing”), Merisel, Inc. (“Merisel”), pursuant to disclosure requirements of Item 8 included previously issued audit reports from Weinick, Sanders and Leventhal & Co., LLP (“WSL”) on the financial statements of Color Edge, Inc. and Affiliates (“Predecessor”), the predecessor of Merisel for the fiscal years ended December 31, 2004 and 2003. Merisel is no longer able to obtain the reissued audit reports covering the 2004 and 2003 Color Edge, Inc. and Affiliates financials statements because WSL is no longer practicing public accounting. Consistent with SEC’s guidance in paragraph 65 of AU 9508.15, in filing its Annual Report on Form 10-K for the year ended December 31, 2005, Merisel included previously issued audit reports of WSL and disclosed that (a) the reports are copies of the previously issued WSL reports and (b) the reports have not been reissued by WSL. However, Merisel inadvertently attached unsigned versions of the WSL reports on the Predecessor’s 2004 and 2003 fiscal years. Merisel is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Original Filing solely in order to include the signed copies of the previously issued WSL reports, consistent with SEC’s guidance. All other Items of the Original Filing are unaffected by this Amendment and such Items have not been included in this Amendment. Except as otherwise noted, information included in this Amendment is stated as of December 31, 2005 and does not reflect any subsequent information or events.

PART II
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

The financial statements of Color Edge, Inc. and Affiliates as of December 31, 2004, 2003 and 2002 and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their reports dated July 6, 2005 and June 18, 2004 (except as to Note 14 as to which the date is July 6, 2005), respectively.

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

/s/ BDO Seidman, LLP

New York, NY

March 27, 2006

Back to Index

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY WEINICK, SANDERS AND LEVENTHAL. THE AUDITING FIRM OF WEINICK, SANDERS AND LEVENTHAL IS NO LONGER IN OPERATION, AND AS SUCH, HAS NOT REISSUED ITS INDEPENDENT AUDITORS’ REPORT.

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

/s/ Weinick Sanders Leventhal & Co., LLP

New York, New York
July 6, 2005

Back to Index

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

/s/ Weinick Sanders Leventhal & Co., LLP

New York, New York
June 18, 2004 (except as to Note 14 as
to which the date is July 6, 2005)

Back to Index

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

Back to Index

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,		For the two months ended February 28,	For the year ended December 31,
	2003	2004	2005	2003	2004	2005
	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor
Net sales	$46,499	$51,742	$8,532	$-	$-	$63,009
Cost of sales	23,662	25,836	5,011	-	-	29,248
Gross profit	22,837	25,906	3,521	-	-	33,761

Selling, general and administrative expenses	21,131	22,083	4,615	2,602	2,276	26,753
Operating income (loss)	1,706	3,823	(1,094)	(2,602)	(2,276)	7,008
Interest expense	(374)	(489)	(73)	-	-	(611)
Interest income	21	48	-	436	586	347
Income (loss) from continuing operations before provision for income tax	1,353	3,382	(1,167)	(2,166)	(1,690)	6,744
Income tax provision	875	1,856	-	-	-	925
Income (loss) from continuing operations	478	1,526	(1,167)	(2,166)	(1,690)	5,819
Income from discontinued operations, net of taxes	-	-		4,926	3,540	-
Gain (loss) on sale of discontinued operations, net of taxes	-	-		-	(2,643)	5,016
Net income (loss)	$478	$1,526	$(1,167)	$2,760	$(793)	$10,835

Preferred stock dividends	-	-	-	1,514	1,639	1,774
Net income (loss) available to common stockholders	$478	$1,526	$(1,167)	$1,246	$(2,432)	$9,061

Net income (loss) per share (basic): Loss from continuing operations available to common stockholders	N/A	N/A	N/A	$(0.48)	$(0.44)	$0.53
Discontinued operations:
Income from discontinued operations	N/A	N/A	N/A	0.64	0.47	-
Gain (loss) on sale of discontinued operations	N/A	N/A	N/A	-	(0.35)	0.66
Net income (loss) available to common stockholders	N/A	N/A	N/A	$0.16	$(0.32)	$1.19

Net income (loss) per share (diluted): Loss from continuing operations available to common stockholders	N/A	N/A	N/A	$(0.48)	$(0.44)	$0.53
Discontinued operations:
Income from discontinued operations	N/A	N/A	N/A	0.64	0.47	-
Gain (loss) on sale of discontinued operations	N/A	N/A	N/A	-	(0.35)	0.65
Net income (loss) available to common stockholders	N/A	N/A	N/A	$0.16	$(0.32)	$1.18

Weighted average number of shares:
Basic	N/A	N/A	N/A	7,617	7,620	7,640
Diluted	N/A	N/A	N/A	7,617	7,620	7,670

See accompanying notes to consolidated financial statements.

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

	December 31, 2005
	Successor
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,188	$162	$3,026	16
Non-compete agreement	3,659	559	3,100	5
Software licenses	79	67	12	1
Domain name	3	3	-	1
Employment agreements	349	36	313	4
Trade know how	615	32	583	8
Subtotal definite lived intangibles	7,893	59	7,034	9.3
Trademark	10,452	-	10,452	Indefinite
Total	$18,345	$859	$17,486

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of May, 2006.

MERISEL, INC.

Date: May 17, 2006	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman of the Board, Chief Executive Officer and President

Index of Exhibits

Exhibit	Description	Method of Filing
23	Consent of BDO Seidman, LLP, Independent Registered Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith