Form 10-Q
period 2006-06-30
MERISEL INC /DE/
filed 2006-08-14
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ LARGE ACCELERATED FILER, ☐ ACCELERATED FILER ☒ NON-ACCELERATED FILER

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

As of August 14, 2006 the registrant had outstanding 7,773,755 shares of common stock, par value $0.01 par share (the only class of common stock of the registrant outstanding).

MERISEL, INC. AND SUBSIDIARIES

Six months Ended June 30, 2006

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

Unaudited Consolidated Statements of Operations for the Three and Six months Ended June 30, 2006 and 2005 and Audited Predecessor Combined Statements of Operations for the Two Months Ended February 28, 2005

Unaudited Consolidated Statements of Cash Flows for the Six months Ended June 30, 2006 and 2005 and Audited Predecessor Combined Statements of Cash Flows for the Two Months Ended February 28, 2005
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

In evaluating these forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in the Company’s other reports and documents filed with the SEC. You are cautioned not to place undue reliance on these forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 30, 2006	December 31, 2005
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$8,944	$12,548
Accounts receivable, net of allowance of $861 and $948, respectively	14,932	17,416
Inventories	1,899	1,615
Prepaid expenses and other current assets	1,599	711
Current assets of discontinued operations	1,250	-
Total current assets	28,624	32,290

Property and equipment, net	7,427	6,982

Restricted cash	6,821	6,775
Other assets	177	183
Intangible assets, net	6,864	7,034
Trademarks	10,466	10,452
Goodwill	15,171	12,733
Non-current assets of discontinued operations	914	914

Total assets	$76,464	$77,363

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$2,645	$2,166
Accrued liabilities	5,435	6,241
Capital lease obligations, current maturities	485	536
Installment notes, current maturities	600	719
Income tax payable	-	1,808
Customer deposits	88	51
Total current liabilities	9,253	11,521

Note payable, bank	8,630	8,630
Capital lease obligations, less current maturities	335	481
Installment notes, less current maturities	1,171	1,376
Other liabilities	729	317
Total liabilities	20,118	22,325

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 150,000 shares issued and outstanding	24,236	23,295
Common stock, $.01 par value, authorized 30,000,000 shares; 8,183,735 issued and 7,773,755 outstanding	82	82
Additional paid-in capital	274,805	275,601
Accumulated deficit	(241,637)	(242,757)
Unamortized deferred compensation	(289)	(332)
Treasury stock at cost, 409,980 shares repurchased	(851)	(851)
Total stockholders’ equity	56,346	55,038

Total liabilities and stockholders’ equity	$76,464	$77,363

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Two Months Ended February 28,
	2006	2005	2006	2005	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
	Successor	Successor	Successor	Successor	Predecessor
Net sales	$17,968	$15,372	$39,105	$21,195	$8,532

Cost of sales	9,347	6,944	19,721	9,650	5,011

Gross profit	8,621	8,428	19,384	11,545	3,521

Selling, general & administrative expenses	8,999	6,288	18,299	9,080	4,615
Restructuring charge	-	-	724	-	-

Operating income (loss)	(378)	2,140	361	2,465	(1,094)

Interest expense (income), net	51	77	226	(47)	73

Income (loss) from continuing operations before provision for income tax	(429)	2,063	135	2,512	(1,167)

Income tax (benefit) provision	(78)	27	18	36	-

Income (loss) from continuing operations	(351)	2,036	117	2,476	(1,167)

Income from discontinued operations, net of taxes	1,003	-	1,003	-	-
Gain on sale of discontinued operations	-	-	-	2,152	-
Net income (loss)	652	2,036	1,120	4,628	(1,167)
Preferred stock dividends	475	439	941	870	-
Net income (loss) available to common stockholders	$177	$1,597	$179	$3,758	$(1,167)

Net income per share (basic and diluted):
Net income (loss) from continuing operations available to common stockholders	$(0.11)	$0.21	$(0.11)	$0.21	N/A
Income from discontinued operations, net of taxes	0.13	0.00	0.13	0.00	N/A
Gain on sale of discontinued operations	0.00	0.00	0.00	0.28	N/A
Net income (loss) available common stockholders	$0.02	$0.21	$0.02	$0.49	N/A
Weighted average number of shares
Basic	7,774	7,624	7,774	7,624	N/A
Diluted	7,805	7,733	7,805	7,719	N/A

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,		Two Months Ended February 28,
	2006	2005	2005
CONTINUING OPERATIONS	(Unaudited)	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:	Successor	Successor	Predecessor
Net income (loss)	$1,120	$4,628	$(1,167)
Less: income from discontinued operations	1,003	2,152	-
Net income (loss) from continuing operations	117	2,476	(1,167)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash deferred compensation	96	202	-
Stock-based compensation expense	92	-	-
Deferred compensation payment	-	(759)	-
Deferred occupancy costs	93	191	-
Deferred income taxes	-	-	533
Depreciation and amortization	1,142	554	284
Changes in operating assets and liabilities:
Accounts receivable	3,284	(213)	(1,792)
Inventories	(270)	(158)	189
Prepaids and other current assets	(1,017)	(223)	27
Restricted cash - security deposits	(46)	(377)	7
Accounts payable	277	(887)	(122)
Accrued liabilities	(2,639)	(1,440)	(52)
Net cash provided by (used in) operating activities	1,129	(634)	(2,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(3,531)	(33,773)	-
Increase in due from stockholder	-	-	231
Capital expenditures	(433)	(381)	(9)
Net cash (used in) provided by investing activities	(3,964)	(34,154)	222

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(291)	(324)	(119)
Bank debt repayments	(394)	(12)	-
Bank debt assumed	-	-	400
Net cash (used in) provided by financing activities	(685)	(336)	281

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(3,520)	(35,124)	(1,590)

DISCONTINUED OPERATIONS
Cash provided by discontinued operations	(84)	1,487	-
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	(84)	1,487	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,604)	(33,637)	(1,590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,548	46,861	2,053
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,944	$13,224	$463

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:
	(in thousands)
	For the Six months ended March 31,		For the Two Months Ended February 28,
Cash paid during the period for:	2006	2005	2005
Income taxes	$-	$-	$-
Interest expense	406	-	70
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	-	(28)	-
Preferred dividends accumulated	941	870	-

See accompanying notes to unaudited consolidated financial statements.

Supplemental disclosure of cash flow information:
	(in thousands)
	For the Six months ended March 31,		For the Two Months Ended February 28,
Cash paid during the period for:	2006	2005	2005
Income taxes	$-	$-	$-
Interest expense	406	-	70
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	-	(28)	-
Preferred dividends accumulated	941	870	-

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

1.	General

From 2001 through August 2004, Merisel, Inc., a Delaware corporation (together with its subsidiaries, “Merisel” or the “Company”), had been operating as a software licensing solutions provider. On August 18, 2004, Merisel Americas, Inc., a wholly-owned operating subsidiary of Merisel, sold certain of its assets that principally comprised the Company’s software licensing business, including its notes and real property assets (“Software Licensing Assets”), to D&H Services, LLC. See Note 3 “Discontinued Operations”. As a result, the Company had no ongoing operations, other than its pursuit of acquisitions and other investment opportunities, from the date of this sale until the date of the acquisition of substantially all of the assets of ColorEdge, Inc., ColorEdge Visual, Inc., Photobition New York, Inc. and Comp 24, LLC (the “Acquisitions”) as of March 1, 2005. The sale of the Software Licensing Assets was rescinded in connection with a settlement agreement with the Company’s former Chief Executive Officer in February 2005. However, since the operations of this business had ceased effective on the original sale date, the results of the operations and liquidation of this business continue to be presented as discontinued operations in the Company’s financial statements.

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

Effective May 5, 2006, the Company completed the acquisition of substantially all of the assets of Dennis Curtin Studios, Inc., a Los Angeles-based corporation. Effective May 10, 2006, the Company completed the acquisition of all of the stock of Advertising Props, Inc., an Atlanta-based corporation. Both acquisitions are commercial prototype companies providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. They also provide clients with other end-to-end complementary services for file editing, film separation, printing, airbrushing, dye cutting, foil stamping, embossing and lamination.

The information as of and for the six months ended June 30, 2006 and 2005 has not been audited by the Company’s independent registered public accounting firm, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

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

During the first two months of 2005, Merisel had no ongoing operations, until the Acquisitions.

Effective March 1, 2005, the Company completed the acquisition of substantially all of the operating assets of each of ColorEdge, Inc., ColorEdge Visual, Inc. and its wholly-owned subsidiary, Photobition New York, Inc. (ColorEdge Visual, Inc. and Photobition New York, Inc are collectively referred to herein as “ColorEdge , Inc. and Affiliates"), a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. It has been determined that ColorEdge, Inc. and ColorEdge Visual, Inc. collectively represent the predecessor company of Merisel (“Predecessor”) for financial reporting purposes. See Note 12 “Acquisitions”.

The results of operations of ColorEdge, Inc. and Affiliates and Comp 24 for the period March 1, 2005 through June 30, 2005 and the results of operations of ColorEdge, Inc. and Affiliates, Comp 24, and Crush for the period January 1, 2006 through June 30, 2006 are included in the Consolidated Statements of Operations for the three-and six-month periods ended June 30, 2005 and 2006, respectively. The results of operations of ColorEdge, Inc. and ColorEdge Visual, Inc. for the two months ended February 28, 2005 are included in the Consolidated Statement of Operations. The results of operations of Dennis Curtin Studios, Inc. and Advertising Props, Inc. are included in the Consolidated Statements of Operations for the three-and-six month periods ended June 30, 2006 since the dates of acquisition May 5, 2006 and May 10, 2006 respectively.

The Company and its subsidiaries operate in a single reporting segment.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
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

The sale was rescinded in February 2005. However, since the operations of the business permanently ceased as of the date of the sale, results related to the operations and liquidation of this business will continue to be presented as a discontinued operation. See Note 11 “Related Party Transactions.”

For the six months ended June 30, 2005, the Company recorded a gain of $2,152 as a result of reacquiring assets that had been previously disposed of for less than fair value, resulting in a loss from discontinued operations in a prior period.

On April 17, 2006, the Company received notification that the deed from property associated with the notes receivable has been transferred back to the Company in settlement of the note receivable. The Company expects to sell the property and recoup any associated costs with no significant gain or loss on the transaction. This property is recorded as a non-current asset of discontinued operations at June 30, 2006 and December 31, 2005.

On June 19, 2006, the Company sold its right to an unsecured claim for $1,250. The gain, net of tax of $163 and other expenses of $84 has been recorded as income from discontinued operations for the three and six months ended June 30, 2006.

As of June 30, 2006, discontinued operations had current assets of $1,250 relating to the receivable arising from the sale of the claim in an unsettled lawsuit.

4.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allocation of purchase price related to acquired entities and certain amounts related to restructuring and wind-down activities recorded in accrued liabilities.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

5.	Restructuring Charge

During the first quarter of 2006 the Company commenced a reorganization plan related to the operations of its wet processing film business. This reorganization has resulted in the elimination of approximately 25 full-time positions within the quarter. In addition, a restructuring charge of $724 related primarily to severance and employee benefits for a key individual was recorded in the first quarter of 2006.

As of June 30, 2006, all of restructuring costs had been paid in full. The following table sets forth the activity and balances of the restructuring reserve from December 31, 2005 to June 30, 2006:

	(In thousands)
	December 31, 2005 Balance	Net Charges	Payments	June 30, 2006 Balance
Type of cost:
Severance related	$-	$616	$(616)	$-
Facility, lease and other	-	108	(108)	-
Total	$-	$724	$(724)	$-

6.	Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$1,398	$1,260
Work in process	513	372
Reserve for obsolescence	(12)	(17)
Total inventory, net	$1,899	$1,615

7.	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The adoption of SFAS No. 123(R) on January 1, 2006 resulted in an increase of approximately $46 and $92 in selling, general, and administrative expenses during the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was $275 of total unrecognized compensation costs related to stock-based employee compensation expense. That cost is expected to be recognized over a weighted average period of approximately 1.5 years.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants:

Historical Values
Risk-free interest rate	3.7%
Expected volatility of common stock	90.86%
Dividend yield	0.0%
Expected option term	5 years

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The risk-free interest rate was based on the use of a discount rate equal to the rate available at that time on federal government zero-coupon bonds with a remaining term equal to the option's expected life. The expected volatility is based on the historical volatility of the Company’s stock over a 5-year period prior to the date of grant of such options.

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

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants prior to January 1, 2006, been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three and six months ended June 30, 2005 would have decreased to the pro forma amount presented below.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The following represents the pro forma net income and earnings per share that would have been recorded had stock compensation been calculated under SFAS No. 123 for the 2005 period.

	For the three months ended June 30,	For the six months ended June 30,
In thousands, except per share amounts	2005	2005

Net income available to common stockholders - As Reported	$1,597	$3,758
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	92	184
Net income - Pro Forma	1,505	$3,574

Earnings Per Share (Basic & Diluted):
As Reported	$0.21	$0.49
Pro Forma	$0.20	$0.48

The fair value of each option granted during 2004 was estimated on the date of the grant using Black- Sholes option pricing model. There were no stock options granted in 2003, 2005 or during the six months ended June 30, 2006.

On December 19, 1997, the Company’s stockholders approved the Merisel, Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At June 30, 2006, 312,500 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. On December 22, 1997, the Company granted options under the Stock Award and Incentive Plan in exchange for previously granted employee stock options that were then outstanding and that had an exercise price greater than the then-market price of the Common Stock, subject to the agreement of each optionee to cancel the outstanding options. As of June 30, 2006, 330,000 options remain outstanding under the Stock Award and Incentive Plan.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

As of June 30, 2006, 200 options issued to non-employee Directors remain outstanding under the Company’s other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company’s 1992 Stock Option Plan for Non-Employee Directors.

A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	2006
	Shares	Weighted Average Exer. Price
Outstanding at December 31, 2005	330,200	9.17
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at June 30, 2006	330,200	9.17
Options exercisable at June 30, 2006	180,200	9.88
Weighted average fair value at date of grant of options granted during the year	N/A	N/A

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 6/30/06	In Years	Price	at 6/30/06	Price

$18.75	200	1	$18.75	200	$18.75
$17.50	30,000	5	$17.50	30,000	$17.50
$5.00 to $12.00	300,000	9	$8.33	150,000	$8.33

$5.00 to $18.75	330,200			180,200

As of June 30, 2006, there were 150,000 options that were not vested.

The Company awarded 150,000 shares of restricted stock to its Chief Executive Officer in November 2004 under the Stock Award and Incentive Plan. These shares were issued in November 2005. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, is being recorded over the related three-year vesting period starting in November 2004. Compensation expense for the three and six months ended June 30, 2006 was $42 and $87, respectively.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense for the three and six months ended June 30, 2006 was $9.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2005, and changes during the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2005	75,000	$4.61
Granted	7,500	$7.00
Vested	-	-
Cancelled	-	-
Nonvested shares at June 30, 2006	82,500	$4.83

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

As of June 30, 2006, there was $289 of total unrecognized compensation costs related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.4 years.

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued liabilities:
Lease commitments and other accruals	$1,732	$1,395
Compensation and other benefit accruals	3,453	4,680
State and local sales taxes and other taxes	250	166
Total accrued liabilities	$5,435	$6,241

9.	Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On September 1, 2004, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $1,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of June 30, 2005, the Company had repurchased approximately 410,000 shares under all prior authorizations for an aggregate cost of $851 (including approximately $7 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. As of June 30, 2006, no repurchases have been made under the $1,000 buyback.

10.	Related Party Transactions

Subsequent to the sale of the software licensing business in 2004, which sale was rescinded in February 2005, it was discovered that the buyer, D&H, was a related party of the Company’s former Chief Executive Officer.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The Company, as a result of previous transactions with a business owned by a former shareholder of CEV and current executive of the Company, had a net receivable of approximately $151, which was fully reserved, as of December 31, 2005. No balance exists at June 30, 2006.

On May 10, 2006, the Company entered into a lease agreement with an employee of Advertising Props, Inc. The term of the lease is 5 years with a rental rate of $9 per month. Rental expense for the three and six months ended June 30, 2006 was $18.

11.	Commitments and Contingencies

In February 2004, the Company was served with a summons and a complaint in an adversary proceeding captioned Bridge Information Systems, Inc. et al (the “Debtor”), Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA (the “Complaint”). The Complaint alleges that Debtor made preferential transfers of money to Merisel Americas, Inc. (“Americas”), a wholly owned subsidiary of the Company, in the amount of approximately $6.3 million and an additional amount to MOCA, a former subsidiary of Americas, which were avoidable and seeks to recover such transfers. The Company believes that any such transfers alleged in the Complaint are the obligations of MOCA and not that of the Company. The Company has been advised by counsel to Arrow Electronics, Inc. (“Arrow”), the parent company of MOCA, that Arrow has agreed to provide indemnification to the Company with respect to the allegations set forth in the Complaint and therefore no accrual related to this lawsuit has been included at June 30, 2006 and December 31, 2005.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

12.	Acquisitions

(a) Effective March 1, 2005, the Company acquired, through three indirectly wholly-owned subsidiaries, substantially all of the assets of ColorEdge, Inc. (“CE”), ColorEdge Visual, Inc. and Photobition New York, Inc. (together “CEV”), and Comp 24, LLC, (“Comp 24”) each a New York-based privately held company.

The purchase price for these three companies of $31,156 consisted of $31,382 paid in cash at closing and $2,672 of acquisition-related professional fees, reduced by a cash receipt of $239 related to the Comp 24 purchase price adjustment and a cash receipt of $2,659 from the ColorEdge escrow. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal. During the three and six months ended June 30, 2006, the Company recorded a purchase price adjustment of $57 and $415, respectively, of which $57 and $307, respectively, is related to certain payments made to former shareholders of CE as a result of amending agreement and $0 and $108, respectively, is related to acquisition related fees. A summary of the fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$12,178
Inventory	1,406
Other current assets	299
Fixed assets	3,773
Restricted cash	2,310
Other assets	39
Intangible assets	5,900
Trademark	10,311
Goodwill	10,920
Accounts payable	(3,969)
Accrued liabilities	(2,085)
Long-term debt and capital lease obligations	(9,935)
Total purchase price, net of $424 cash received	$31,147

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

(b) Effective August 8, 2005, the Company completed the acquisition of Crush Creative, Inc. (“Crush”) a California-based privately-held company.

The purchase price of $7,390 consisted of $6,991 paid in cash at closing and $399 of acquisition-related professional fees.

The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal, which was finalized during the second quarter of 2006. During the three and six months ended June 30, 2006, the Company made a purchase price adjustment of $316 related to payments made to the former shareholders of Crush in accordance with the Asset Purchase Agreement. These payments were not included in the final appraisal. A summary of fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$3,165
Inventory	543
Other assets	79
Fixed assets	2,958
Goodwill	2,429
Trademark	141
Other intangible assets	2,140
Accounts payable	(1,009)
Accrued liabilities	(658)
Long-term debt and capital lease obligations	(2,536)
Total purchase price, net of $454 cash received	$7,252

(c) Effective May 5, 2006, the Company completed the acquisition of Dennis Curtin Studios, Inc. (“Dennis Curtin Studios”), a Los Angeles-based commercial prototype company providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. Merisel believes the acquisition of Dennis Curtin Studios will enhance its operations by increasing its West Coast presence and capabilities. Merisel believes certain cost savings and cross-selling synergies may also be achieved. The operating results of Dennis Curtin Studios are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price of $1,030 consisted of $1,008 in cash of which $750 was paid at closing, $58 within 60 days of closing, and $100 on both the first and second anniversaries of closing and $22 of acquisition-related professional fees.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The Company has recorded a purchase price allocation based upon estimated fair values at the date of acquisition. A summary of the estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Inventory	$14
Fixed assets	120
Goodwill	842
Trademark	2
Other intangible assets	121
Accounts payable	(55)
Accrued liabilities	(14)
Total purchase price	$1,030

(d) Effective May 10, 2006, the Company completed the acquisition of Advertising Props, Inc.(“Advertising Props”) an Atlanta-based commercial prototype company providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. Merisel believes the acquisition of Advertising Props will enhance its operations by increasing its geographic presence and capabilities. Merisel believes certain cost savings and cross-selling synergies may also be achieved. The operating results of Advertising Props are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price of $2,051 consisted of $1,980 paid in cash at closing and $71 of acquisition-related professional fees.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The Company has recorded a purchase price allocation based upon estimated fair values at the date of acquisition. A summary of the estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Accounts receivable	$800
Prepaid expenses and other current assets	28
Fixed assets	462
Goodwill	980
Trademark	3
Other intangible assets	139
Accounts payable	(147)
Accrued liabilities	(148)
Notes payable and capital leases	(164)
Deferred Liabilities	(219)
Total purchase price, net of $317 cash received	$1,734

The following table presents the unaudited pro forma results of operations of the Company for the three-and six-month periods ended June 30, 2005 and 2006. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the ColorEdge, Comp 24, Crush, Dennis Curtin and Advertising Props acquisitions had occurred at the beginning of the period. The pro forma information contains the actual combined operating results of Merisel, Inc., ColorEdge, Inc. and Affiliates, Comp 24, Crush, Dennis Curtin and Advertising Props with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of costs associated with certain non-recurring expenses, 2) elimination of interest income earned on invested cash balances, which balances were used to fund the acquisitions and 3) amortization of certain intangibles related to the acquisitions.

Pro Forma, unaudited, in thousands, except per share amounts	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Total revenue	$18,136	$20,907	$40,910	$43,348
Net income from continuing operations	(389)	1,968	171	2,037
Basic and Diluted earnings per share	$(0.05)	$0.25	$0.02	$0.26

13.	Debt

In connection with the Advertising Props acquisition, the Company assumed certain notes payable with a balance of $66 outstanding at June 30, 2006.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

14.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	June 30, 2006	December 31, 2005
Customer relationships	$3,027	$3,026
Non-compete agreements	2,964	3,100
Software licenses	10	12
Employee agreements	269	313
Trade know-how	594	583
Total	$6,864	$7,034

Amortization expense relating to intangible assets was $283 and $219 for the three months ended June 30, 2006 and 2005 respectively, and $572 and $292 for the six months ended June 30, 2006 and 2005, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended June 30,
Amount
2007	$1,171
2008	1,161
2009	1,161
2010	877
2011	345
Thereafter	2,149
Total	$6,864

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s consolidated historical results of operations and financial condition should be read in conjunction with its unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

Merisel, Inc. (together with its subsidiaries, “Merisel” or the “Company”) had no operations during the first two months of 2005, until the ColorEdge, ColorEdge Visual and Comp 24 acquisitions described below, were consummated effective March 1, 2005.

Effective March 1, 2005, the Company completed the acquisition of substantially all of the operating assets of each of ColorEdge, Inc., ColorEdge Visual, Inc. ("Visual"), and its wholly-owned subsidiary, Photobition New York, Inc. (collectively “ColorEdge and Affiliates.”), a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. It has been determined that ColorEdge and Affiliates collectively represents the predecessor company (“Predecessor”) for financial reporting purposes.

Effective March 1, 2005, the Company also completed the acquisition of substantially all of the assets of Comp 24, LLC ("Comp 24"). Comp 24 is a New York-based commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services.

Effective August 8, 2005, the Company completed the acquisition of substantially all of the assets of Crush Creative Inc. (“Crush”), a California-based visual communication solutions company.

Effective May 5, 2006, the Company completed the acquisition of substantially all of the assets of Dennis Curtin Studios, Inc. (“Dennis Curtin Studios”), a Los Angeles-based corporation. Effective May 10, 2006, the Company completed the acquisition of all of the stock of Advertising Props, Inc. (“Advertising Props”), an Atlanta-based corporation. Both acquisitions are commercial prototype companies providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. They also provide clients with other end-to-end complementary services for file editing, film separation, printing, airbrushing, dye cutting, foil stamping, embossing and lamination.

All of the acquired businesses operate as a single reportable segment in the graphic imaging industry, and the Company is subject to the risks inherent in that industry. For a discussion of these risks, see the Company’s filings with the SEC, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Discontinued Operations

In August 2004, the Company completed the sale of the majority of its software licensing business to D&H Services, LLC, at which time it was determined to represent a discontinued operation. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows. The sale was rescinded in February 2005. However, since the operations of the business ceased as of the date of the sale, the operations and subsequent liquidation of this entity continue to be treated as a discontinued operation.

RESULTS OF OPERATIONS (amounts in thousands except as noted or in per share data)

The Company reported net income available to common stockholders of $177, or $0.02 per share, and $179, or $0.02 per share, for the three and six months ended June 30, 2006, respectively. This compares with net income available to common stockholders of $1,597, or $0.21 per share, and $3,758, or $0.49 per share, for the comparable 2005 period. Net income for the three and six months ended June 30, 2005 includes income of $0 and $2,152, or $0.00 and $0.28 per share, respectively from discontinued operations as compared to $1,003 or $0.13 for the three and six months ended June 30, 2006.

Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005.

Net Sales - Net sales were $17,968 for the three months ended June 30, 2006 compared to $15,372 for the three months ended June 30, 2005. The increase of $2,596 or 16.9% was due to the fact the Company acquired three subsidiaries, Crush, Dennis Curtin Studios, and Advertising Props, between August 2005 and May 2006. Crush, which was included in the results of operations for the full period in 2006, added net sales of $4,902. Additionally, the 2006 period included $533 of net sales generated by Dennis Curtin Studios and Advertising Props, both acquired in May 2006. Net sales from existing operations decreased $2,839 due primarily due to decreased revenues in the conventional wet film processing business, as well as, the delay of expected client projects from the current period to the second half of the year.

Gross Profit - Gross profit was $8,621 for the three months ended June 30, 2006 compared to $8,428 for the three months ended June 30, 2005. The increase of $193 or 2.3% relates to the inclusion of the operating results of Crush for the full period in 2006. Crush added $2,441 to gross profit for the period. Gross profit as a percentage of sales, or gross margin, declined from 54.8% in the prior year to 48.0% in the current quarter. The decrease in gross margin is attributable to negative volume leverage on fixed production costs and a mix shift to lower margin business.

Selling, General and Administrative - Selling, general and administrative expenses increased to $8,999 for the three months ended June 30, 2006 from $6,288 for the three months ended June 30, 2005. The increase in selling, general and administrative expenses of $2,711, or 43.1%, is due primarily to the inclusion of Crush results of operations for the full period in 2006. Crush operating expenses for the period were $2,106, while Dennis Curtin Studios and Advertising Props added $179 in operating expenses. Additionally, in April 2006, the Company received notification from the Department of Labor of a mandatory tax rate increase assessed retroactively to 2005. This assessment added $311 to operating expenses. Additionally, the Company incurred an additional payroll tax expense of $177 related to the rescission of a 2005 IRS refund. Selling, general and administrative expenses as a percentage of sales increased to 50.1% for the three months ended June 30, 2006 compared to 40.9% for the three months ended June 30, 2005. The increase in the percentages is due to decreased revenues in the traditional wet processing business, as well as, unrecognized revenues from the delay of expected client projects without yet realizing the benefits of cost reduction initiatives expected to impact future quarters.

Interest Expense, Net - Interest expense decreased to $51 in the three months ended June 30, 2006 from $77 in the three months ended June 30, 2005. The decrease was due primarily to an increase in interest income on short-term investments and escrow accounts of $114, offset by increased interest expense as a result of the 2005 acquisitions.

Income Taxes - The Company recorded an income tax benefit of $78 in the three months ended June 30, 2006 compared to a provision of $27 in the three months ended June 30, 2005. The decrease is due to the Company’s higher effective tax rate and a loss from operations compared to income from operations for 2006 compared to 2005.

Discontinued Operations - Income from discontinued operations for the three months ended June 30, 2006 was $1,003. This income is the result of the Company selling its right to an unsecured claim for $1,250, net of tax of $163 and other expenses of $84. There was no income from discontinued operations for the three months ended June 30, 2005.

Net Income Available to Common Shareholders - As a result of the above items, the Company had net income of $177 for the three months ended June 30, 2006 compared to income of $1,597 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 as Compared to the Six Months Ended June 30, 2005.

Net Sales - Net sales were $39,105 for the six months ended June 30, 2006 compared to $21,195 for the six months ended June 30, 2005. The increase of $17,910 or 84.5% is due to the fact that the Company has expanded its operations through the acquisition of new subsidiaries. The results of operations for ColorEdge and Affiliates and Comp 24 were included for the full six months in 2006 as compared to four months in 2005. Additionally, the 2006 period included $10,965 in nets sales generated by Crush, Dennis Curtin Studios, and Advertising Props.

Gross Profit - Gross profit was $19,384 for the six months ended June 30, 2006 compared to $11,545 for the six months ended June 30, 2005. The increase of $7,839 or 67.9% relates to the inclusion of the results of operations for ColorEdge and Affiliates and Comp 24 for the full six months in 2006 as compared to four months in 2005. Additionally, the 2006 period included $5,440 in gross profit generated by Crush, Dennis Curtin Studios, and Advertising Props. Gross profit as a percentage of sales, or gross margin, was 49.6% in the six months ended June 30, 2006 compared to 54.5% in the 2005 period. The decrease in gross margin is attributable to negative volume leverage on fixed production costs and a mix shift to lower margin business.

Selling, General and Administrative - Selling, general and administrative expenses increased to
$18,299 for the six months ended June 30, 2006 from $9,080 for the six months ended June 30, 2005. The increase in selling, general and administrative expenses of $9,219, or 101.5%, is due primarily to the inclusion of the results of operations for ColorEdge and Affiliates and Comp 24 for the full six months in 2006 as compared to four months in 2005. Additionally, the 2006 period included $4,245 in selling, general and administrative expenses from Crush, Dennis Curtin Studios, and Advertising Props. Selling, general and administrative expenses as a percentage of sales increased to 46.8% for the six months ended June 30, 2006 compared to 42.8% for the six months ended June 30, 2005. The increase is due to decreased revenues in the traditional wet processing business, as well as, unrecognized revenues from the delay of expected client projects without yet realizing the benefits of cost reduction initiatives expected to impact future quarters.

Restructuring Costs - For the six months ended June 30, 2006, the Company recorded a restructuring charge of $724 related to the restructuring of the wet processing film business.

Interest Expense, Net - Interest expense increased to $226 for the six months ended June 30, 2006 from income of $47 in the six months ended June 30, 2005. The increase is due primarily to higher outstanding debt balances during the 2006 period as a result of debt acquired with the purchase of new subsidiaries.

Income Taxes - The Company recorded an income tax provision of $18 for the six months ended June 30, 2006 compared to a provision of $36 in the six months ended June 30, 2005. The decrease is due to higher taxable income in 2005.

Discontinued Operations - Income from discontinued operations for the six months ended June 30, 2006 was $1,003. This income is the result of the Company selling its right to an unsecured claim for $1,250, net of tax of $163 and other expenses of $84. For the six months ended June 30, 2005, a gain on the sale of discontinued operations was $2,152. This gain was related to the rescission of the sale of the Company’s software licensing assets in February 2005, whereby the Company recovered cash, a note receivable, and land from D& H Services, LLC (See Note 3 “Discontinued Operations”).

Net Income Available to Common Shareholders - As a result of the above items, the Company had net income of $179 for the six months ended June 30, 2006 compared to $3,758 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $1,129 during the six months ended June 30, 2006. The primary inflow of cash was a decrease of $2,639 in accrued expenses, which was offset by a decrease of $3,284 in accounts receivable and income from continuing operations before depreciation and amortization of $1,259.

Net cash used in operating activities was $634 during the six months ended June 30, 2005. The primary uses of cash decreases were decreases of $887 in accounts payable and $1,440 in accrued expenses and increases of $377 in security deposits and $223 in prepaid expenses, which were offset by net income from continuing operations of $2,476.

For the six months ended June 30, 2006, net cash used in investing activities was $3,964 which consisted of $3,531 used to fund the acquisitions of Dennis Curtin Studios and Advertising Props and $433 used for capital expenditures.

For the six months ended June 30, 2005, net cash used in investing activities was $34,155, which consisted $33,773 used to fund the acquisitions of ColorEdge and Affiliates and Comp 24 and $381 used for capital expenditures.

For the six months ended June 30, 2006, net cash used in financing activities was $685, which was comprised of $291 used for capital lease payments and $394 used to repay borrowings.

For the six months ended June 30, 2005, net cash used in financing activities was $335, which was comprised of $324 used for capital lease payments and $12 used to repay borrowings.

For the six months ended June 30, 2005, net cash used in discontinued operations was $84 which was due to the payment of legal fees related to discontinued operations.

For the six months ended June 30, 2005, net cash provided by discontinued operations was $1,487 which primarily consisted of cash recovered from D&H as a result of the rescission of the software licensing sales, and was offset by certain rescission-related expenditures.

Financing Sources and Capital Expenditures

At June 30, 2006, the Company had cash and cash equivalents of $8,944 and debt of $11,221.

The Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for a term loan facility in the amount of $500 with quarterly installment payments of $42 due on the last day of March, June, September and December, commencing on March 31, 2005 and a six-year revolving credit facility up to $1,500 secured by the accounts receivable of Comp 24. Balances of $292 and $530 were outstanding under the term and revolving credit loans, respectively, at June 30, 2006 and balances of $375 and $530 were outstanding under the term and revolving credit loans, respectively, at December 31, 2005.

The second credit agreement provides for a term loan facility in the amount of $2,000 with quarterly installment payments of $100 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000 secured by the accounts receivable and inventory of ColorEdge and Affiliates. The revolving credit facility agreement was amended on August 8, 2005 in connection with the Crush acquisition to increase the borrowing capacity to $14,000. Balances of $1,400 and $8,100 were outstanding under the term and revolving credit loans, respectively, at June 30, 2006 and balances of $1,700 and $8,100 were outstanding under the term and revolving credit loans, respectively, at December 31, 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate on effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of June 30, 2006.

In connection with the acquisition of substantially all of the assets of Crush, the Company assumed certain interest free bank loans with a balance of $13 and $20 outstanding at June 30, 2006 and December 31, 2005.

In connection with the Advertising Props acquisition, the Company assumed certain notes payable with a balance of $66 outstanding at June 30, 2006.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 64.3% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $9,236 and $8,295 were recorded at June 30, 2006 and December 31, 2005, respectively.

At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. A change of control as defined can only occur with board approval, and is therefore within control of the Company. As of June 30, 2006, no redemptions have been made.

Management believes that, with the Company’s cash balances, borrowing availability and cash flows from operations, it has sufficient liquidity for the 12 months ended June 30, 2007. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control. The Company has used a significant amount of cash to complete the ColorEdge, ColorEdge Visual, Comp 24, Crush, Dennis Curtin Studios, and Advertising Props asset acquisitions and may use cash to fund additional acquisitions in the future, resulting in less liquidity to meet its working capital needs.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Additionally, the Company has assumed certain off-balance sheet real estate leases in connection with its acquisitions.

The following table summarizes the Company’s contractual obligations at June 30, 2006.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	10,401	600	9,601	200	-
Capital Lease Obligations	820	485	311	24	-
Operating Lease Obligations	26,390	3,686	7,558	7,996	7,150
Contingent Payment Obligations	13,117	4,739	8,378	-	-
Total	50,728	9,510	25,848	8,220	7,150

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006, the Company had cash investments of $3,986 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $9,037 maintained in various checking and escrow accounts at June 30, 2006. The Company had outstanding long-term debt of approximately $10,136 with variable interest rates and no foreign currency risk.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were operating effectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition of the business of the Company.

Item 6. Exhibits

(a)	Exhibits

Exhibit 3.1-Restated Certificate of Incorporation of Merisel, Inc., as amended, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

Exhibit 3.2-Bylaws, as amended, of Merisel, Inc., filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

Exhibit 10.1-Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI), filed as Exhibit
10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006 and incorporated herein by reference.

Exhibit 10.2-Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV), filed as Exhibit
10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006 and incorporated herein by reference.

Exhibit 31.1-Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2-Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3- Amendment to ColorEdge LLC and ColorEdge Visual LLC Asset Purchase Agreements and Confidentiality and Non-Competition Agreements filed on Form 8-K on May 1, 2006.

Exhibit 32-Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: August 14, 2006	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Jon H. Peterson
Jon H. Peterson
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Restated Certificate of Incorporation of Merisel, Inc., as amended, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Bylaws, as amended, of Merisel, Inc., s Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
10.1
Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2006, and incorporated herein by reference.

10.2
Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.