Form 10-K/A
period 2004-12-31
MERISEL INC /DE/
filed 2006-09-29
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐         Accelerated filer  ☐              Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Bureau Service was $15,180,438 (2,428,870 shares at a closing price of $6.25).

As of September 19, 2006 the registrant had outstanding 7,773,755 shares of common stock, par value $0.01 par share (the only class of common stock of the registrant outstanding).

Documents Incorporated By Reference
None

Explanatory Note

Item 10.	Directors and Executive Officers of the Registrant.
Item 15.	Exhibits

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004 of Merisel, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on October 6, 2005 (the “Original Filing”) is being filed to add disclosures in Item 10 with regard to Donald R. Uzzi’s involvement in certain legal proceedings. All other information remains as of September 23, 2005 as originally reported.

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

There are no proceedings to which any of our directors or executive officers or any of their associates, is a party adverse to the Company or any of its subsidiaries, or has a material interest adverse to the Company or any of its subsidiaries.

The Board of Directors maintains an Audit Committee which is currently comprised of Dr. Miller and Messrs. Badie and Schoenberg. The Board of Directors has determined that Lawrence Schoenberg, an independent director, is an “audit committee financial expert”, as defined by SEC rules.

Certain Legal Proceedings

On May 15, 2001, the SEC filed a civil action (SEC v. Dunlap, et al., U.S.D.C. S.D. Fla., Case No. 01-8437-Civ.-Middlebrooks) against Mr. Uzzi alleging violations of the federal securities laws in connection with his role as executive vice president of Sunbeam Corporation. On January 23, 2003, Mr. Uzzi entered into a Consent and Undertaking (the “Consent and Undertaking”) with the SEC. Pursuant to the Consent and Undertaking, Mr. Uzzi agreed, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment (1) permanently enjoining him from violating Section 17(a) of the Securities Act of 1933 and from violating or aiding and abetting violations of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder and (2) pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act, the payment of a $100,000 civil penalty. The final judgment was entered on January 27, 2003 (the “Final Judgment”).

As previously disclosed in a Current Report on Form 8-K filed with the SEC on December 22, 2004, prior to hiring Mr. Uzzi, the Board of Directors of the Company carefully reviewed the Consent and Undertaking and the Final Judgment and determined that Mr. Uzzi did not admit or deny liability in the Consent and Undertaking or the Final Judgment, and that the terms of the Consent and Undertaking and Final Judgment did not present a legal obstacle to hiring Mr. Uzzi. The Board of Directors further determined that Mr. Uzzi was otherwise fit for office.

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

Item 15. Exhibits.

(a) List of documents filed as part of this Report:

(3) Exhibits:

The exhibits listed on the accompanying Index of Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: September 29, 2006	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman, Chief Executive Officer and President

INDEX OF EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith