Form 10-K/A
period 2005-12-31
MERISEL INC /DE/
filed 2006-09-29
CIK 724941

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

Documents Incorporated By Reference
None

Explanatory Note

Item 10.	Directors and Executive Officers of the Registrant.
Item 15.	Exhibits.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”) of Merisel, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2006, as amended by Amendment No. 1 to the Annual Report filed with the SEC on May 17, 2006 (the “Original Filing”) is being filed to add disclosures in Item 10 with regard to Donald R. Uzzi’s involvement in certain legal proceedings. All other information remains as of March 30, 2006 as originally reported.

Item 10. Directors and Executive Officers of the Registrant.

The following table provides information about the Company’s executive officers and directors as of March 30, 2006:

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

Code Of Business Conduct

The Board of Directors has adopted and approved the Company’s Code of Business Conduct. All of the Company’s directors, officers and employees are subject to the standards and requirements set forth in the Code of Business Conduct and are required to sign a certificate of compliance. The Code of Business Conduct can be found on the Company’s website www.merisel.com.

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