Form 10-K
period 2006-12-31
MERISEL INC /DE/
filed 2007-04-17
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to _____

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

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Service Bureau was $16,634,537 (2,661,526 shares at a closing price of $6.25).

As of March 30, 2007, the registrant had 8,013,638 shares of Common Stock outstanding.

Documents Incorporated By Reference

Amendment on Form 10K A to be filed within 120 days of December 31, 2006, in lieu of a Definitive Proxy Statement pursuant to General Introduction G(3), under the Securities Exchange Act of 1934 is incorporated by reference into Part III.

Note on Incorporation by Reference

Information pertaining to certain items in Part III of this report is incorporated by reference to the company’s Form 10K A to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Instruction G(3) (the “Amendment”).

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” “will,” “estimates,” “plans,” “intends” and similar expressions, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and they are included for purposes of complying with these safe harbor provisions. These forward-looking statements reflect current views about the plans, strategies and prospects of Merisel, Inc. (the “Company”), and are based upon information currently available to the Company and current assumptions. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

For some of the important factors that could cause the Company’s actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A, beginning on page 7.

In evaluating these forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in the Company’s other reports and documents filed with the SEC. You are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PART I

Item 1. Business

Overview - Merisel, Inc. (together, with its subsidiaries, “Merisel,” “Successor” or the “Company”) is a leading supplier of visual communication solutions. Until August 2004, the Company’s primary operations consisted of a software licensing solutions business. Thereafter, between March 2005 and October 2006, the Company, which conducts its operations through its main operating subsidiary, Merisel Americas, Inc. (“Americas”), acquired its current businesses:

•
On March 1, 2005, the Company acquired its New York-based graphics solutions, premedia and retouching services businesses, Color Edge, Inc. (“Color Edge”) and Color Edge Visual, Inc. (“Visual”), and its New York-based prototype services provider, Comp 24, LLC (“Comp 24”);

•	On August 8, 2005, the Company acquired its California-based graphics solutions business, Crush Creative, Inc. (“Crush”);

•	On May 5, 2006, the Company acquired its California-based prototypes business, Dennis Curtin Studios, Inc. (“Dennis Curtin”);

•	On May 10, 2006, the Company acquired its Georgia-based prototypes business, Advertising Props, Inc. (“AdProps”); and

•	On October 1, 2006, the Company acquired its New York-based premedia and retouching services business, Fuel Digital, Inc. (“Fuel”).

As a result of these acquisitions, Merisel has offices and production facilities in New York, New York; Edison, New Jersey; Burbank, California; Atlanta, Georgia; Portland, Oregon and Chicago, Illinois, which total more than 200,000 square feet.

The ongoing business operations of the Company’s subsidiaries are referred to by the above-described names, and (other than AdProps) are currently operated through separate Delaware limited liability companies owned by Americas. Color Edge and Visual are considered to be a “predecessor” company for financial-reporting purposes.

The Company’s business is organized along two primary service lines - imaging and prototypes. The Company’s imaging business includes graphic solutions and premedia and retouching services. In connection with graphic solutions, the Company provides graphic arts consulting and production services, including design consulting, large format digital photographic output services, inkjet and digital output services, photo finishing, and exhibit and display solutions. These services are provided in connection with the production of visual communications media used primarily in the design and production of consumer product packaging, advertising products used in retail stores, and large format outdoor and event displays. In connection with premedia and retouching services, the Company provides various premedia services, such as scanning, type setting, high-resolution file preparation for printing, and retouching services for commercial or high art clients. These services help modify or improve the appearance and functionality of photographic images used in publishing, advertising or package applications.

The Company’s prototype business involves the creation of prototypes and mockups used in a variety of applications, including new product development, market testing and focus groups, as sales samples, as props for print and television advertising, and, as samples for use in corporate presentations, point-of-sale displays, and packaging applications.

The Company also provides services complementary to these two primary service lines, including image database management and archiving, workflow management and consulting services, and various related outsourcing and graphic arts consulting services.

The Company produces high-profile visual communications products that are experienced daily by millions of consumers. Since these products play a critical role in communicating brand image, Merisel’s clients are often prepared to pay a premium for Merisel’s ability to deliver high-quality, custom-made products within tight production schedules. The Company believes that its clients choose to outsource visual communication needs to the Company for the following reasons:

•	Production Expertise: Consulting and production services are provided by the Company’s highly-skilled employees;

•	Technological Capabilities: The Company uses technologically-advanced equipment and processes, enabling it to work with multiple file formats for virtually any size output device;

•	Proven Quality Standards: The Company consistently delivers customized imaging products of superior quality;

•
Rapid Turnaround and Delivery Times: The Company accommodates clients’ tight schedules, often turning around projects, from start to finish, in less than 24 hours, by coordinating the New York and Los Angeles facilities, and taking advantage of Company resources permitting timely shipment to up to 500 locations; and

•
Broad Scope of Services: The Company has up-to-date knowledge of printing press specifications for converters and printers located throughout the country, on-site resources embedded in clients’ advertising and creative departments, and an array of value-added graphic art production consulting services, such as digital imaging asset management and workflow management.

The combination of product quality, resources, and market share positions the Company to benefit from positive industry trends.

The Visual Communication Solutions and Graphic Services Industry

“Graphic services” encompass the tasks (art production, digital photography, retouching, color separation and plate making) involved in preparing images and text for reproduction to exact specifications in a variety of media, including packaging for consumer products, point-of-sale displays and other promotional or advertising material. Graphic services, such as color separation (preparing color images, text and layout for the printing process), were previously performed by hand. Recent technological advances have, however, in large part eliminated the production step of preparing photographic film and exposing the film on a plate. Instead, plates are now often produced directly from digital files - in “direct-to-plate” (“DTP”) or “computer-to-plate” (“CTP”) technology.

The Company has the capability of performing CTP production, and often receives digitized input from clients on a variety of forms of digitally-generated media. The current market trend is, however, for printers and converters to provide this service as part of the bundle of services provided to their clients.

Merisel’s Market

Merisel’s target market is brand-conscious consumer-oriented companies in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries, which use high-end packaging for their consumer products and sophisticated advertising and promotional applications. The Company markets target companies directly and through the companies’ advertising agencies, art directors and creative professionals, and converters and printers.

The Company estimates that, with respect to graphic services for packaging for the consumer products industry, the North American market is approximately $2.0 billion and the worldwide market is as high as $6.0 billion.

The Company believes that the number of companies offering these services to the large, multinational consumer-oriented companies that constitute Merisel’s client base in the North American market will decline: the ongoing demand for technological improvements in systems and equipment, the need to hire, train and retain highly-skilled personnel, and clients’ increasing demands that companies offer a spectrum of global services will likely result in attrition and consolidation among such companies, a trend likely to favor Merisel, in light of its superior capabilities, resources and scale.

Additional industry trends include:

•	Shorter turnaround- and delivery-time requirements;

•	An increasing number of products and packages competing for shelf space and market share;

•	The increased importance of package appearance and in-store advertising promotions, due to empirical data demonstrating that most purchasing decisions are made in-store, immediately prior to purchase;

•
The increased use of out-of-home advertising, such as billboards and outdoor displays, as technology has improved image quality and durability, and its demonstrated ability to reach larger audiences; and

•	The increasing demand for worldwide consistency and quality in packaging, as companies work to build global brand-name recognition.

The Company’s Growth Strategy

The following are key aspects of the Company’s business strategy for enhancing its leadership position in the visual communication solutions market:

•
Organic Growth: As market conditions have created growth opportunities, the Company relies upon its highly-skilled sales force as the Company’s primary growth driver, both in terms of new client acquisition and the expansion of services provided to existing clients. The Company relies upon its superior product quality, technology, service scale and scope to both acquire clients and migrate clients from using individual services to using a suite of products and services, ranging from initial consultation to production and distribution.

•	Strategic Acquisitions: The Company completed three acquisitions in 2005 and three acquisitions in 2006, and will continue to seek additional strategic acquisition opportunities.

•
Initiatives to Increase Penetration to Key Markets and Introduce New Service Lines: The Company has adopted initiatives to market to “key” players, such as agencies and intermediaries, and to develop new, complementary services, such as digital asset management, premium retouching and digital media.

•
Geographic Expansion: The Company’s operations are currently centered in the New York/New Jersey and Los Angeles markets. With its new facilities in Atlanta, Portland and Chicago, the Company will look to broaden its geographic footprint to other key United States markets, and to follow key clients into other global markets.

Services

The Company provides comprehensive, high-quality digital-imaging graphic services, including production of conventional, electronic and desktop color separations, electronic production design, film preparation, plate making and press proofs for lithography, flexography and gravure. The Company also provides digital- and analog-image database archival management, creative design, 3-D imaging, art production, large format printing, and various related outsourcing and graphics-arts consulting services. The Company also provides a series of best practices-driven advisory, implementation and management services, including workflow architecture, print management, color management and printer evaluation.

The Company’s management believes that, to capitalize on market trends, the Company must continue to offer its clients the ability to make numerous changes and enhancements with ever shortening turnaround times. The Company has, accordingly, focused on improving response time and has continued investing in emerging technologies.

The Company is dedicated to keeping abreast of technological developments in consumer products packaging applications. The Company is actively involved in evaluating various computer systems and software, and independently pursues the development of software for its operating facilities. The Company also customizes off-the-shelf products to meet a variety of internal and client requirements.

Marketing and Distribution

The Company aggressively markets its products and services, through promotional materials, industry publications, trade shows and other channels, to decision makers at companies that fit its target market profile. The Company also uses independent marketing companies to present the Company’s products and services. A significant portion of the Company’s marketing is directed toward existing clients with additional needs that can be serviced by the Company. The Company also educates its clients about state-of-the-art equipment and software available through the Company.

The Company’s 53 experienced sales representatives are divided into two service lines, one for imaging and one for prototypes, permitting them to understand clients’ technical needs and articulate Merisel’s capacity to meet those needs. The Company also has 48 client service technicians. The Company’s sales staff is further divided on a geographical basis.

The salespeople and the client service technicians share responsibility for marketing the Company’s services to existing and prospective clients, thereby fostering long-term institutional client relationships.

The Company has a primarily special-order and special-product business, with products being delivered directly to individual clients, their advertising agencies, converters or printers. Specialized advertising products produced by the Company are distributed on a case-by-case basis, as specified by the clients. The Company has no general distribution.

Clients

Merisel serves many of the world’s most prominent and highly-regarded brands in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries. These clients are diversified by size, industry and channel and the Company is not dependent upon a single customer or small group of customers. The Company has a long-standing relationship with Apple, Inc., which, along with other major customers, is considered to be important to the Company’s operating results. While, during 2006, sales to Apple, Inc. constituted approximately 10% of Company sales on a consolidated basis, over 2,500 clients used Merisel’s services during that year.

Many of the Company’s clients use domestic and international converters. Merisel maintains up-to-date client and converter equipment specifications, and thereby plays a pivotal role in insuring that these clients receive the consistency and quality across various media that their multinational businesses require. Management believes that this role has permitted the Company to establish closer and more stable relationships with these clients.

Many of the Company’s clients place orders on a daily or weekly basis, and work closely with the Company on a year-round basis, as they redesign their product packaging or introduce new products requiring new packaging. Yet, shorter, technology-driven graphic cycle time has permitted manufacturers to tie their promotional activities to regional or current events, such as sporting events or the release of a movie, resulting in manufacturers redesigning packaging more frequently. This has resulted in a correspondingly higher number of packaging-redesign assignments for the Company, offsetting the seasonal fluctuations in the volume of the Company’s business, which the Company previously experienced.

When it comes to a particular product line, consumer product manufacturers tend to single-source their visual communication solutions to insure continuity in product image. This has resulted in the Company developing a roster of steady clients in the food and beverage, health and beauty, and home care industries. In fact, Merisel’s clients have demonstrated a high degree of loyalty: Merisel’s top 20 clients in 2006 had relationships with Merisel averaging more than eight years in duration, and 100% of the Company’s top 20 clients in 2006 were Merisel’s clients in 2005.

Management

Donald R. Uzzi, 54, has served as Chairman of the Board of Directors since April 2005 and as Chief Executive Officer and President since November 2004. Between December 2002 and November 2004, Mr. Uzzi provided consulting services to various companies in the areas of marketing, corporate strategy and communications. Between July 1999 and December 2002, Mr. Uzzi was the Senior Vice President of Electronic Data Systems Corporation. Between July 1998 and July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group. Between August 1996 and April 1998, Mr. Uzzi was the Executive Vice President of Sunbeam Corporation. Prior to 1996, Mr. Uzzi was the President of the Gatorade North America division of Quaker Oats.

Jon H. Peterson, 60, joined Merisel as Executive Vice President and Chief Financial Officer on March 1, 2006. Between 2001 and March 1, 2006, Mr. Peterson served as Vice President of the Jacob Group, a boutique executive search firm, where he headed the finance, accounting and consumer package goods search practice. Mr. Peterson has previously held positions as Vice President of Finance, Treasurer and General Manager with consumer package goods organizations, such as Pepsico and Cott Beverages.

Rajiv Garg, 47, has served, since March 2005, as Executive Vice President of Americas, where he manages the Company’s mergers and acquisitions activities. Between November 2002 and March 2005, Mr. Garg served as Chief Financial Officer of Color Edge. Between 1994 and 2000, Mr. Garg served as the head of Global Risk Management for Credit Suisse First Boston.

John Sheehan, 52, has served as Merisel’s Executive Vice President of Sales and Marketing, Imaging since July 2006. Mr. Sheehan joined Merisel in March 2005 as the President of Color Edge. Between December 2002 and April 2005, Mr. Sheehan served as Managing Partner and Chief Operating Officer of Color Edge. Between March 1999 and December 2002, he served as Managing Director of the New York City office of the London-based Photobition Group from which Color Edge was formed.

Guy Claudy, 57, has served as Merisel’s Executive Vice President, Operations since July 2006. On August 8, 2005, Mr. Claudy joined Merisel as President of Crush. Prior to that, he was Managing Director of Photobition Los Angeles, a part of the London-based Photobition Group.

Kenneth Wasserman, 47, has served as Merisel’s Executive Vice President, Prototypes since June 2006. Mr. Wasserman previously served as the President of Comp24 since it was acquired by Merisel on March 1, 2005. Mr. Wasserman was the founder and, since 1986, President of the predecessor entity to Comp24.

Competition

Merisel believes that the highly-fragmented North American visual communication solutions industry has over 1,000 market participants. Merisel is one among a small number of companies in the independent color separator/graphic services provider segment of the industry that has annual revenues exceeding $20 million.

Merisel competes with other independent color separators, converters and printers with graphic service capabilities. The Company believes that approximately half of its target market is served by converters and printers, and half of its target market is served by independent color separators. The Company also competes, on a limited basis, with clients, such as advertising agencies and trade-show exhibitors, that produce products in-house.

Converters with graphic service capabilities compete with the Company when they perform graphic services in connection with printing work. Independent color separators, such as Merisel, may offer greater technical capability, image quality control and speed of delivery. Indeed, converters often employ Merisel’s services, due to the rigorous demands being placed on them by their clients, who are requiring faster and faster turnaround times. Converters are being required to invest in improving speed and technology in the printing process, and have avoided investing in graphic services technology.

As speed requirements continue to increase and the need to focus on core competencies becomes more widely acknowledged, clients have increasingly recognized the efficiency and cost-effectiveness that can be achieved through outsourcing to the Company.

Purchasing and Raw Materials

The Company purchases, among other items, photographic film and chemicals, storage media, ink, and plate materials. These items are available from a number of producers, are purchased from a number of sources, and are purchased on a consignment basis. Historically, the Company has been able to negotiate significant volume discounts from its major suppliers.

The Company does not anticipate any shortages.

The proportion of digital output continues to grow, which will result in reducing the already low ratio of materials to cost of sales.

Intellectual Property

The Company owns no patents.

The Company’s principal intellectual property assets are its trademarks and trade names - Color Edge, Comp24, Crush Creative, Dennis Curtin Studios, AdProps and Fuel Digital - which can be renewed periodically for indefinite periods.

Employees

As of March 30, 2007, Merisel had approximately 501 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees. None of the employees are represented by unions and Merisel believes that it has good relations with its employees.

Backlog

The Company does not retain backlog figures, since projects or orders are usually in and out of the Company’s facilities within five to seven days.

Seasonality and Cyclicality

The Company’s digital imaging solutions business for the consumer product packaging graphic market is not currently seasonal. As the demand for new products increases, traditional cycles related to timing of major brand redesign activity, previously three or four years, have become much shorter.

Some seasonality exists with respect to the advertising markets. Advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January, so December and January are typically the slowest months of the year in this market. Like the consumer economy, advertising spending is generally cyclical. When consumer spending and GDP decrease, the number of advertisement pages, and the Company’s advertising business, decline.

Environmental Compliance

The Company believes that it is in compliance with all material environmental laws applicable to it and its operations.

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Securities Exchange Act of 1934. The Company files with, or furnishes to, the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and proxy statements. These filings are available free of charge on the Company’s website, http://www.merisel.com, shortly after they are filed with, or furnished to, the SEC.

The SEC maintains an Internet website, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers.

Item 1A. Risk Factors

The Company’s operations may be affected by various risks, many of which are beyond its control. The Company believes, based upon current information, that the following risks are the most serious risk factors that could affect its business, but the risks faced by the Company are not limited to those discussed below: the Company could be affected by unknown risks, or risks currently believed to be immaterial.

In addition, the Company’s past financial performance may not be a reliable indicator of its performance in the future. Moreover, the Company’s experience as an integrated supplier of a wide range of visual solutions has been relatively short, and consequently, historical information that may be used to anticipate results or trends is limited.

Failure to re-list the Company’s common stock with NASDAQ could limit the stock’s liquidity and adversely impact its price.

On December 22, 2004, the Company’s common stock was de-listed from the NASDAQ stock market following the NASDAQ’s October 1, 2004 discretionary determination, under Marketplace Rules 4300 and 4330(a)(3), that the Company was not then engaged in active business, and was a “public shell” that could be subject to market abuses. Since that date, the Company’s common stock has been listed on the National Quotation Bureau, Inc., or, as commonly known, the “pink sheets.”

Securities traded on the pink sheets, including the Company’s common stock, may be subject to higher transaction costs and have reduced liquidity, when compared with securities traded on the NASDAQ stock market or other organized markets and exchanges.

Although the Company is now engaged in the visual communications business, there is no assurance that the Company will be permitted to re-list its common stock on the NASDAQ stock market or any other major securities market or exchange. Since the Company’s common stock was de-listed on December 22, 2004, it has experienced a significant decrease in liquidity and its trading price has declined. If the Company is unable to re-list the common stock, its trading price may not rise, even if the Company’s operations are profitable.

The Company may be sold or merged with another entity to increase shareholder value.

On December 15, 2006 the Company announced that it would retain Robert W. Baird & Co., Incorporated to assist in exploring strategic options to increase shareholder value. Since then, the Company has taken various steps to explore its options, including a possible change of control of the Company.

A “change of control,” as defined by various Company agreements and documents, including the preferred stock designations, restricted stock agreements, loan agreements and employment agreements, would trigger compensatory and other obligations to the parties to these agreements, which would restrict the amounts available to holders of Company common stock. These potential obligations are described in more detail in footnotes to the Company’s financial statements. See Item 8. Financial Statements and Supplementary Data. Notes 12, 13, and 14.

The Company’s inability to successfully implement its business strategy could adversely affect the Company’s business, financial condition and results of operations.

The Company’s success depends on its ability to implement its business strategy, which includes growing its business through acquisitions and increasing its market share. The following factors, among others, could adversely impact the Company’s ability to implement this aspect of its business strategy: national or local economic conditions; competition in the graphic solutions industry requiring that the Company cut prices; the Company’s inability to anticipate or address, in a timely or cost-effective manner, changes in consumer preferences; and the Company’s inability to hire and retain qualified personnel.

The Company’s failure to successfully integrate the six businesses it has acquired since March 5, 2005 could harm its business and financial prospects.

The integration of the Company’s acquired entities, Color Edge, Comp 24, Crush, Dennis Curtin, AdProps and Fuel, has been, and will continue to be, a complex, time-consuming and expensive process. In addition to the challenges discussed above, the integration process has included closing and relocating duplicative facilities, reducing personnel, and implementing IT and other changes. These activities have disrupted, and, in 2007, may continue to disrupt, the Company’s operations. In particular, these activities may strain the Company’s financial and managerial controls and reporting systems and procedures, and may divert managerial and financial resources away from the Company’s core business objectives.

Challenges in integration include, among others:

•	Demonstrating to clients that the relevant transaction(s) will not adversely affect client-service standards;

•	Demonstrating to business partners that the transaction(s) will not result in adverse changes in business focus;

•	Consolidating administrative infrastructure;

•	Consolidating and rationalizing IT infrastructure;

•	Coordinating sales and marketing efforts;

•	Preserving important business relationships;

•	Resolving potential “conflict” issues;

•	Minimizing the degree to which management’s attention is diverted from ongoing business concerns;

•	Persuading employees that business cultures are compatible, maintaining employee morale, and retaining key employees while implementing restructuring programs; and

•
Coordinating and combining operations, a process that may be subject to constraints imposed by local laws and regulations, result in contract terminations or renegotiations, and may have labor- and tax-law implications.

Due to the foregoing, any completed, pending or future acquisition may result in financial outcomes that deviate, in any given quarter or year, from the expectations of the investment community.

With respect to the audit reports of the predecessor company, the Company is unable to obtain reissued audit reports or the independent auditor’s consent to the inclusion of the reissued audit reports in the Company’s filings, which may negatively impact the Company’s ability to, among other things, access public capital markets and file timely reports; stockholders may not be able to obtain a recovery from the predecessor company’s independent auditor.

The Company is required to file with the SEC periodic financial statements that have been audited or reviewed by an independent accountant.  In particular, the Company is required to include with this and future filings, certain financial statements of Color Edge and Visual, collectively, the predecessor company (the “Predecessor”), for fiscal year ended December 31, 2004.

Weinick Sanders & Leventhal (“WSL”), the Predecessor’s independent auditor, provided audit reports on the Predecessor’s consolidated financial statements for the fiscal year ended December 31, 2004. WSL has ceased doing business, and the Company has been unable to obtain reissued reports on the Predecessor’s financial statements included in this filing. In addition, the Company has been unable to obtain WSL’s consent to the inclusion of the reports in this or other filings.

The fact that WSL will not reissue its audit reports or provide its consent to the incorporation of these reports in public filings may negatively impact the Company’s ability to, among other things, access public capital markets and file timely reports.

WSL has ceased doing business, therefore, it could not be subject to legal action by any public stockholder in the event that any previous WSL audit report proved materially inaccurate.

The Company’s operating results could be adversely affected by the departure of senior management or key personnel.

The loss of senior management and key personnel - either as a group or on an individual basis - could have a materially adverse affect on the Company’s business and financial performance.

In particular, the loss of one or more of the Company’s senior commission-based sales personnel could compromise the likelihood that business with clients serviced by such personnel would continue. In addition, the loss of certain highly-skilled technical personnel could adversely impact the Company’s ability to provide particular services to clients.

The Company has implemented procedures to make it less dependent, going forward, on key individuals so that it is less likely that the loss of any single individual will impact its business.

The Company’s lack of long-term customer agreements could result in volatility in the Company’s business and results of operations.

With respect to the Company’s digital-imaging and commercial-prototype business, the Company does not have long-term contracts. Rather, it generally receives orders on a project-by-project basis, and its future engagements are dependent upon past successes.

As a result, the Company is unable to predict, with precision, the volume of its future business. Its inability to do so, and concomitant inability to adjust its operations accordingly, could have a materially adverse effect its operating results.

The Company’s failure to develop and market new products and services could impact its competitive position and have a materially adverse effect on its business and results of operations.

The success of the Company’s business is largely dependent upon its ability to adapt to a rapidly-changing technological landscape. The Company’s inability to successfully adapt - through its failure to implement new technology or its implementation of technology that is not widely accepted in the marketplace - could have a materially adverse effect on its business and results of operations.

If the Company is unable to effectively compete in the visual communications industry, its business and results of operations will be adversely affected.

The Company has striven to become a large, full-service provider in its industry. The Company is, however, faced with competition from national, regional and local entities offering similar products and services.

These entities may have competitive advantages over the Company, including, but not limited to, specialized expertise pertaining to particular segments of the industry, or established relationships with particular clients.

In addition, technological changes may result in fewer barriers to entry into the industry, which could, in turn, result in additional competition and less business, as more clients bring work in house.

These factors could have a materially adverse effect on the company’s business and financial results.

The trend to reduce the number of suppliers could have a negative impact on the Company’s margins and profits.

The market trend, which may pertain to the Company’s clients, is to use fewer suppliers: eight or nine suppliers in a particular category may be reduced to two or three. This trend may increase competitive pressure on the Company, in terms of retaining and winning new clients, and could require the Company to lower its prices. This trend could have a materially adverse impact on the Company’s margins and profits.

In addition, to the extent that the Company succeeds in becoming one among a small number of providers to a client, such client will become a larger proportion of the Company’s business, increasing the Company’s vulnerability should that relationship suffer.

The Company’s senior credit facilities may limit its ability to expand, and events beyond the Company’s control may limit its ability to comply with the facilities’ terms.

The Company currently owes approximately $11 million on its senior credit facilities, which require that the Company, among other things, maintain specified financial ratios and meet specified financial tests. The facilities also restrict the Company’s ability to, among other things, incur additional debt, engage in certain mergers, acquisitions and reorganizations, pay dividends, redeem or repurchase capital stock, and create or allow liens.

The limitations imposed by the facilities may curtail the extent to which the Company can expand its business. And, the Company’s ability to comply with, repay or refinance the facilities may be affected by events beyond its control.

The Company’s failure to comply with the facilities’ terms, including its failure to make required payments, would constitute in an event of default, allowing the lenders to accelerate maturity of the outstanding indebtedness, which could, in turn, result in the acceleration of other indebtedness.

Business disruptions could increase costs and expenses, thereby having a negative impact on the Company’s revenues.

Regional or national events, including supply, IT or network disruptions, temporary plant or power outages, or increasing costs for energy could impair the Company’s ability to receive equipment and supplies, impede the Company’s ability to deliver products or services to its clients, or may result in reduced demand for such products or services.

In particular, the Company’s main offices and production facilities are located in New York City and Burbank, California, both of which have experienced, and may continue to experience, power shortages resulting in rolling blackouts and brownouts.

The Company has procedures designed to prevent business disruptions and deal with them when they occur. In addition, the Company maintains insurance for certain types of business disruptions and losses. There is, however, no assurance that a particular loss would be prevented or addressed by procedures, or covered, either partially or fully, by insurance.

Item 1B. Unresolved SEC Comments.

None.

Item 2. Properties.

The Company’s headquarters and primary production facility are located in New York, New York, where the Company leases a 106,000 square-foot facility. The Company owns or leases the following offices and operating facilities:

Location	Square Feet (approx.)	Owned Leased	Purpose	Lease Expiration Date	Division
New York, NY	25,000	Leased	General Offices, Operating Facility	December 2011	Corporate
New York, NY	81,000	Leased	General Offices, Operating Facility	April 2014	Corporate
Edison, NJ	13,720	Leased	Operating Facility	Month-to- Month	Color Edge Visual
Burbank, CA	65,000	Leased	General Offices, Operating Facility	July 2011	Crush Creative/ Dennis Curtin Studios
Beaverton, OR	2,000	Leased	General Offices, Limited Production/ Operating Facility	Month-to- Month	Fuel Digital
New York, NY	16,000	Leased	General Offices, Operating Facility	December 2015	Fuel Digital
Atlanta, GA	20,000	Leased	General Offices, Operating Facility	May 2011	AdProps

Item 3. Legal Proceedings.

In February 2004, the Company was served with an adversary complaint in connection with a bankruptcy proceeding, In re: Bridge Information Systems, Inc., Case No. 01-41593, pending in the United States Bankruptcy Court for the Eastern District of Missouri, Eastern District. The adversary complaint is captioned Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA, Case No. 01-41593-293, and alleges that the Chapter 11 Debtors made preferential transfers totaling $6,278,812.54 to Merisel Americas, Inc., and preferential transfers totaling $17,821,740.18 to MOCA (Merisel Open Computing Alliance). The adversary complaint seeks avoidance of these transfers.

The Company believes that MOCA, and not the Company, is responsible for the alleged preferential transfers. Furthermore, counsel to Arrow Electronics, Inc. (“Arrow”), the parent of MOCA, has advised the Company that Arrow has agreed to indemnify the Company with respect to any liability arising from the allegations in the adversary complaint.

In November 2001, Tommy Davis Nathan Cameron and his wife, Lisa Cameron, filed a complaint in the Superior Court, Wake County, North Carolina naming Merisel, Inc., Merisel Properties, Inc., Merisel Americas, Inc. and Brian Goldsworthy as defendants. The plaintiffs allege that Mr. Cameron sustained various physical injuries due to toxic mold at his workplace.

Merisel, Inc. and Merisel Americas, Inc. were dismissed from the action when the court granted summary judgment in their favor. After a March 2006 trial, a jury verdict was rendered against Merisel Properties, Inc. in the amount of $1.8 million, with pre- and post-judgment interest and costs. Merisel Properties, Inc. is currently appealing the verdict.

To date, the Company’s insurance carrier has provided coverage for costs and expenses incurred in defending this matter. In addition, the insurance carrier has furnished the consideration for the bond required to stay satisfaction of the judgment pending the appeal.

The Company believes that any amounts required to be paid in connection with this matter will be advanced or indemnified by its insurance carrier, and no provision for this litigation has been made in the Company’s financial statements for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Company held its 2006 annual meeting of stockholders on May 31, 2006.

b)
Edward A. Grant was elected as a director of the Company. Ronald P. Badie, A.J. Fitzgibbons II, Bradley J. Hoecker, Lawrence Schoenberg and Donald R. Uzzi were also elected as directors for a new one-year term.

c)	The following matters were submitted to a vote of security holders at the annual meeting:

1.	Election of nominees as directors to the Board of Directors. The nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld
Ronald P. Badie	7,591,269	6,624
A.J. Fitzgibbons III	7,364,440	233,453
Edward A. Grant	7,591,459	6,434
Bradley J. Hoecker	7,352,720	245,173
Lawrence Schoenberg	7,590,339	7,554
Donald R. Uzzi	7,368,796	229,097

2.
The stockholders voted upon and approved a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for 2006. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
7,594,498	2,864	531	-

d)	Proxies were solicited only by the Company.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock currently trades on the National Quotation Service Bureau (commonly known as the “Pink Sheets”) under the symbol “MSEL.PK”. From October 1988 to December 2004, the Company’s common stock was traded on the Nasdaq National Market. The following table sets forth, for the period indicated, the quarterly high and low per share sales prices for the common stock.

Fiscal Year 2005	High	Low	Fiscal Year 2006	High	Low
First quarter	8 5/8	5 11/16	First quarter	7 1/2	7 1/16
Second quarter	8 1/4	6 5/8	Second quarter	7 1/8	6 ¼
Third quarter	8	6 ¾	Third quarter	6 7/16	3 ¼
Fourth quarter	7 13/16	7 3/8	Fourth quarter	4 1/4	3 3/8

As of March 30, 2007, there were 731 record holders of the Company’s common stock. This number does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers.

Merisel has never declared or paid dividends on its common stock. Merisel anticipates that it will retain its earnings in the foreseeable future to finance the expansion of its business and, therefore, does not anticipate paying dividends on the common stock. In addition, the Company’s credit facility contains restrictions on the ability of the Company to pay cash dividends.

For information pertaining to the Company’s equity compensation, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Purchase of Merisel Equity Securities

(In thousands except per share amounts)

The Company repurchased 1,900 shares of Merisel common stock in the fourth quarter of 2009 and 5,900 shares of Merisel common stock during the fiscal year 2006. Since the inception of the share repurchase program in July 2001 and through the end of fiscal year 2006, 415,880 shares of Merisel common stock have been repurchased. Our share repurchase for 2006 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (3)	Maximum Number (or Approximated Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

August 1-31, 2006	1,400	$3.83	1,400	$3,144
September 1-30, 2006	2,600	$3.98	2,600	3,134
October 1-31, 2006	1,700	$3.83	1,700	3,127
November 1- 30, 2006	200	$3.55	200	3,126

Total	5,900	$3.89	5,900

1 Shares have only been repurchased through publicly announced programs.
2 Average share prices exclude brokerage fees.
3 The Board has authorized the repurchase of shares of Merisel common stock on the open market as follows:

Date Share Repurchase Programs were Publicly Announced	Approximate Dollar Value Authorized to be Repurchased
July 3, 2001	$1,000
September 1, 2004	1,000
August 14, 2006	2,000

Total shares authorized to be repurchased as of December 31, 2006	$4,000

Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 6. Selected Financial Data.

(In thousands except per share amounts)

The following data was derived from the Successor’s consolidated financial statements and the Predecessor’s combined financial statements. This data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	2002	2003	2004	2005 (3)	2006 (4)
	Successor
Income Statement Data (1 and 2):
Net sales	$-	$-	$-	$63,009	$84,720
Cost of sales	-	-	-	29,248	42,316
Gross profit	-	-	-	33,761	42,404
Selling, general & administrative expenses (5)	2,670	2,602	2,276	26,753	38,068
Restructuring charge	2,670	2,602	2,276	26,753	724
Operating income (loss)	(2,670)	(2,602)	(2,276)	7,008	3,612
Interest expense (income), net	(802)	(436)	(586)	264	585
Income (loss) from continuing operations before provision for income taxes	(1,868)	(2,166)	(1,690)	6,744	3,027
Income tax provision	-	-	-	925	(3,280)
Income (loss) from continuing operations	(1,868)	(2,166)	(1,690)	5,819	6,307
Discontinued operations: Income (loss) from discontinued operations	8,978	4,926	3,540	-	748
Gain (loss) on sale of discontinued operations	-	-	(2,643)	5,016	-
Net income (loss)	$7,110	$2,760	$(793)	$10,835	$7,055
Preferred stock dividends	1,399	1,514	1,639	1,774	1,920
Net income (loss) available to common stockholders	$5,711	$1,246	$(2,432)	$9,061	$5,135

Share Data :
Net income (loss) available to common stockholders per diluted share	0.74	0.16	(0.32)	1.18	.66
Weighted average number of diluted Shares	7,735	7,617	7,620	7,670	7,816
Balance Sheet Data:
Working capital	41,659	42,812	43,767	20,769	23,486
Total assets	72,844	67,212	47,950	77,363	84,580
Long-term debt	-	-	-	10,487	9,894
Total debt, including current portion	-	-	-	11,743	11,120
Stockholders' equity	41,750	44,662	43,841	55,038	62,680

1.	The Company has reclassified its consolidated financial statements to exclude results related to the U.S., Canada, MOCA and Optisel business units, which are included in discontinued operations.

2.
The Company sold its Canadian distribution business in July 2001 and its software licensing assets in August 2004. As a result, the operations of those businesses were reclassified as discontinued operations. The sale of the software licensing assets was rescinded in February 2005, but continued to be treated as discontinued operations.

3.
The Company acquired substantially all of the assets of Color Edge, Inc., Color Edge Visual, Inc., Comp 24, LLC in March 2005 and substantially all of the assets of Crush Creative, Inc. in August 2005.

4.
The Company acquired substantially all the assets of Dennis Curtin Studios, Inc. and all of the stock of Advertising Props, Inc. in May 2006 and substantially all of the assets of Fuel Digital, Inc. in October 2006.

5.	For the year ended December 31, 2006, includes stock-based compensation expense of $186 related to the adoption of SFAS No. 123(R).

	For the year ended December 31,			For the two months ended February 28,
	2002	2003	2004	2005
Income Statement Data:	Predecessor
Net sales	$20,041	$46,499	$51,742	$8,532
Cost of sales	11,626	23,662	25,836	5,011
Gross profit	8,415	22,837	25,906	3,521
Selling, general & administrative expenses	7,728	21,131	22,083	4,615
Operating income (loss)	687	1,706	3,823	(1,094)
Interest and other expense, net	295	353	441	73
Income (loss) before provision for income taxes	392	1,353	3,382	(1,167)
Income tax provision	91	875	1,856	-
Income before extraordinary gain	301	478	1,526	(1,167)
Extraordinary gain	4,117	-	-	-
Net income (loss)	$4,418	$478	$1,526	$(1,167)
Balance Sheet Data:
Working capital	3,402	5,744	9,447	8,761
Total assets	23,413	25,803	27,923	25,286
Long-term debt	5,900	6,711	7,660	7,976
Total debt, including current portion	8,773	8,293	8,718	8,998
Stockholders' equity	7,490	7,968	9,494	8,327

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

All amounts are stated in thousands except per share amounts.

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

Introduction

The Company is currently a leading supplier of visual communications solutions. The Company was founded in 1980 as Softsel Computer Products, Inc. [incorporated in Delaware in 1997 under the same name] and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). The Company operated as a full-line international computer distributor until December 2000. Merisel’s only business from July 2001 through August 2004 was its software licensing business, which was sold in August 2004. See discussion below for further information.

The Company had no operations from August 2004 until March 1, 2005 when the ColorEdge, Color Edge Visual, and the Comp 24 acquisitions were consummated. The Company added to its current businesses with the acquisitions of Crush Creative in August 2005, Dennis Curtin Studios and Advertising Props in May 2006, and Fuel Digital in October 2006 (the “Acquisitions”). These Acquisitions are described below. The Company conducts its operations through its main operating subsidiary Merisel Americas, Inc.

Management Overview of 2005 Operations and Key Events

Effective March 1, 2005, the Company acquired substantially all of the operating assets of each of ColorEdge, Inc., ColorEdge Visual, Inc. ("Visual"), and its wholly-owned subsidiary, Photobition New York, Inc. (collectively “ColorEdge”), a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. The purchase price for these two companies of $19,835 consisted of $20,498 paid in cash at closing and $1,689 of acquisition-related professional fees, adjusted for purchase price adjustments of $2,352 related primarily to the return of escrow funds during the third quarter of 2005. Additionally, the asset purchase agreement provides for contingent payments of up to approximately $7,945 in cash, provided EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds over a three-year period commencing January 1, 2005.

It has been determined that ColorEdge represents the predecessor company ( the “Predecessor”) for financial reporting purposes.

Effective March 1, 2005, the Company also acquired substantially all of the assets of Comp 24, LLC ("Comp 24"). Comp 24 is a New York-based commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services. The purchase price for of $11,812 consisted of $10,884 paid in cash at closing and $1,091 of acquisition related professional fees, adjusted for purchase price adjustments of $163 related primarily to the return of escrow funds during the third quarter of 2005. Additionally, the asset purchase agreement provides for contingent payments of up to approximately $1,870 in cash, provided EBITDA, net of capital expenditures, exceeds certain agreed upon thresholds over a three-year period commencing January 1, 2005.

Effective August 8, 2005, the Company acquired substantially all of the assets of Crush Creative Inc. (“Crush”), a California-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. The purchase price of $7,852 consisted of $6,991 paid in cash at closing and $563 of acquisition-related professional fees, adjusted for contingent payments of $298 made during the second quarter of 2006. The asset purchase agreement provides for contingent payments of up to approximately $2,500 in cash, provided EBITDA, net of excess capital expenditures, exceeds certain agreed upon thresholds over a three-year period commencing January 1, 2005.

Effective May 5, 2006, the Company acquired substantially all of the assets of Dennis Curtin Studios, Inc. (“DCS”), a Los Angeles-based commercial prototype companies providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. The purchase price of $1,030 consisted of $1,008 in cash of which $750 was paid at closing, $58 within 60 days of closing, and $100 on both the first and second anniversaries of closing and $22 of acquisition-related professional fees

Effective May 10, 2006, the Company acquired all of the stock of Advertising Props, Inc. (“AdProps”), an Atlanta-based commercial prototype companies providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. It also provides clients with other end-to-end complementary services for file editing, film separation, printing, airbrushing, dye cutting, foil stamping, embossing and lamination. The purchase price of $2,085 consisted of $1,980 paid in cash at closing and $105 of acquisition related professional fees. The asset purchase agreement provides for contingent payments of up to approximately $400 in cash, provided EBITDA exceeds certain agreed upon thresholds over a two-year period commencing May 10, 2006

Effective October 1, 2006, the Company acquired substantially all of the assets of Fuel Digital, Inc (“Fuel”), a New York-based communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. The purchase price of $6,485 consisted of $5,934 paid in cash at closing and $551 of acquisition-related professional fees and $938 related to a holdback amount held in escrow on the purchase price of Fuel. In addition, the Company deposited a $938 holdback from the purchase price into an escrow account on October 1, 2006 in compliance with the asset purchase agreement. Of that $938 holdback, $625 was released to the seller from the escrow account in February 2007 upon the delivery of the closing date balance sheet. The remaining $313 will be released to the seller in October 2007 provided the Company has no claims against the funds in accordance with the asset purchase agreement. The asset purchase agreement provides for contingent payments of up to approximately $1,250 in cash, provided EBITDA exceeds certain agreed upon thresholds over a three-year period commencing October 1, 2006.

All of the acquired businesses operate as a single reportable segment in the graphic imaging industry, and the Company is subject to the risks inherent in that industry. For a discussion of these risks, see Item 1A “Risk Factors.”

Discontinued Operations

During 2004, the Company searched for acquisitions and operated its software licensing distribution business until August 2004 at which time the Company completed the sale of the majority of its software licensing business to D&H Services, LLC. The net operating results and net cash flows of this software licensing distribution business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows. The sale was rescinded in February 2005. However, since the operations of the business ceased as of the date of the sale, the operations and subsequent liquidation of this entity continue to be treated as a discontinued operation.

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

Results of Operations

(In thousands except per share amounts)

	2006			2005	2004
	Successor	Successor	Successor	Successor	Predecessor
	Existing Operations	Expanded Operations	Total Operations	Existing Operations
Net sales	$78,452	$6,268	$84,720	$63,009	$51,742
Gross profit	39,182	3,222	42,404	33,761	25,906
Selling, general, and administrative	35,515	2,553	38,068	26,753	22,083
Restructuring charge	724	-	724	-	-
Interest expense	(1,054)	(12)	(1066)	(611)	(489)
Interest income	481	-	481	347	48
Income taxes	(3,280)	-	(3280)	925	1,856
Discontinued Operations	748	-	748	5,016	-
Net Income	6,398	657	7,055	10,835	$1,526
Preferred stock dividends	1,920	-	1,920	1,774	-
Net income available to common shareholders	$4,478	$657	$5,135	$9,061	$1,526

For the purposes of the above table and the following discussion, “Existing Operations” refers to the Company’s businesses acquired during the fiscal year ended December 31, 2005, and “Expanded Operations” represents businesses that were acquired during the fiscal year ended December 31, 2006, specifically DCS, AdProps, and Fuel.

Based on the fact that the Company had no on-going operations immediately prior to the Acquisitions, predecessor accounting rules apply. Color Edge, Inc. and Affiliates represent the predecessor company, and as such 2004 comparisons in the discussion and analysis below are made to the Color Edge entity in 2004. Including discontinued operations, the Company reported net income to common stockholders of $5,135 for 2006, compared to $9,061 for 2005 and $1,526 for 2004. These results include a gain on the sale of discontinued operations of $748 and $5,016 for 2006 and 2005, respectively.

Comparison of Fiscal Years Ended December 31, 2006 and December 31, 2005

Net Sales - Net sales increased by $21,711 or 34.5% from $63,009 for the year ended December 31, 2005 to $84,720 for the year ended December 31, 2006. Net sales from Existing Operations increased $15,443 or 24.5% to $78,452 for the year ended December 31, 2006 from $63,009 for the year ended December 31, 2005. The increase in net sales from Existing Operations is due to the fact that the results of operations for Crush were included for the full twelve months in 2006 as compared to five months in 2005. In addition, the results of operations for ColorEdge and Comp 24 were included for the full twelve months in 2006 as compared to ten months in 2005.

Gross Profit - Gross profit increased $8,643 or 25.6% to $42,404 for the year ended December 31, 2006 as compared to $42,404 for the year ended December 31, 2006. Gross profit from Existing Operations increased $5,421 or 16.1% to $39,182 for the year ended December 31, 2006 from $33,761 for the year ended December 31, 2005. The increase in gross profit from Existing Operations is due to the fact that the results of operations for Crush were included for the full twelve months in 2006 as compared to five months in 2005. In addition, the results of operations for ColorEdge and Comp 24 were included for the full twelve months in 2006 as compared to ten months in 2005. Gross profit as a percentage of sales, or gross margin, was 53.6% in the year ended December 31, 2005 compared to 50.1% in the 2006 period. The decrease in gross margin is attributable to an increase in outside purchases, which typically have a lower profit margin than components produced internally. We anticipate that outsourcing as a percentage of sales will decline in the future years as our 2006 acquisitions are now fully integrated into our existing production resources.

Selling, General and Administrative - Selling, general and administrative expenses increased $11,315 or 42.3% to $38,068 for the year ended December 31, 2006 from $26,753 for the year ended December 31, 2005. Selling, general and administrative expenses from Existing Operations increased $8,762 or 32.8% to $35,515 for the year ended December 31, 2006 from $26,753 for the year ended December 31, 2005. The increase in selling, general, and administrative from Existing Operations is due to the fact that the results of operations for Crush were included for the full twelve months in 2006 as compared to five months in 2005. In addition, the results of operations for ColorEdge and Comp 24 were included for the full twelve months in 2006 as compared to ten months in 2005.

Restructuring Costs - For the year ended December 31, 2006, the Company recorded a restructuring charge of $724 related to the restructuring of the wet processing film business. There was no restructuring charge for December 31, 2005.

Interest Expense - Interest expense for the Company increased by $455 or 74.5% from $611 for the year ended December 31, 2005 to $1,066 for the year ended December 31, 2006. The change primarily reflects increased interest expense related to the Crush borrowings which were outstanding for twelve months in 2006 as compared to five months in 2005.

Interest Income - Interest income for the Company increased by $134 or 38.6% from $347 for the year ended December 31, 2005 to $481 for the year ended December 31, 2006. The increase was due to increases in interest income on short-term investments and escrow accounts.

Income Taxes - The Company recorded an income tax benefit of $3,280 for the year ended December 31, 2006 compared to a provision of $925 in the year ended December 31, 2005. The Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $3,378 for the year ended December 31, 2006.

Discontinued Operations - Income from discontinued operations for the year ended December 31, 2006 was $748. The Company recorded a gain on the sale of the Company’s right to an unsecured claim for $1,250 and other expenses of $342, net of tax of $160. Gain on the sale of discontinued operations was $5,016 in the year ended December 31, 2005 based on the rescission of the sale of the software licensing assets to D&H. The primary components of this gain were the recovery and subsequent sale of a piece of land in Cary, North Carolina for $4,079, cash receipts from D&H of approximately $1,541, the recovery of a note receivable with a book value of $914 and approximately $539 of collections from discontinued customers. These gains were offset by approximately $2,057 of legal and other fees, certain liabilities and tax expense.

Net Income - As a result of the above items, the Company reported net income available to common stockholders of $5,135 for the year ended December 31, 2006 compared to $9,061 in the year ended December 31, 2005. The Company reported net income from existing operations available to common stockholders of $4,478 for the year ended December 31, 2006 compared to $9,061 in the year ended December 31, 2005.

Comparison of Fiscal Years Ended December 31, 2005 and December 31, 2004

Net Sales - Net sales increased by $11,267 or 21.8% from $51,742 for the year ended December 31, 2004 to $63,009 for the year ended December 31, 2005. This increase is attributable to the inclusion of net sales from Comp 24 and Crush totaling $17,916, in the consolidated 2005 results. These increases are offset by the fact that there were two less months of operations in the 2005 results relating to the Predecessor.

Gross Profit - Gross profit increased by $7,855 or 30.3% from $25,906 for the year ended December 31, 2004 to $33,761 for the year ended December 31, 2005. This increase is attributable to the inclusion of gross profit from Comp 24 and Crush totaling $9,859 in the consolidated 2005 results relating to the Predecessor. These increases are offset by the fact that there were two less months of operations in the 2005 results. Gross profit as a percentage of net sales, or gross margin, increased from 50.1% for the year ended December 31, 2004 to 53.6% for the year ended December 31, 2005. This increase is primarily attributable to the fact that Comp 24 has historically experienced higher gross margins than the Predecessor and operating efficiencies that have been gained during 2005.

Selling, General and Administrative - Selling, general and administrative expenses increased by $4,670 or 21.1% from $22,083 for the year ended December 31, 2004 to $26,753 for the year ended December 31, 2005. This increase is attributable to the inclusion of selling, general and administrative expenses from Comp 24 and Crush totaling $7,454 in the consolidated 2005 results and amortization of intangible assets acquired totaling $859. These increases are offset by the fact that there were two less months of operations in the 2005 results relating to the Predecessor. Selling, general and administrative expense as a percentage of net sales decreased from 42.7% in the year ended December 31, 2004 to 42.5% in the year ended December 31, 2005. This decrease is attributable primarily to efficiencies gained from combining the three businesses.

Interest Expense - Interest expense for the Company increased by $122 or 24.9% from $489 for the year ended December 31, 2004 to $611 for the year ended December 31, 2005. The change primarily reflects interest expense related to the Comp 24 and Crush borrowings.

Interest Income - Interest income for the Company increased by $299 or 622.9% from $48 for the year ended December 31, 2004 to $347 for the year ended December 31, 2005. The change primarily reflects interest income earned on the Successor’s significant invested cash balances during the 2005 period.

Income Taxes - Income taxes decreased by $931 or 50.2% from $1,856 for the year ended December 31, 2004 to $925 for the year ended December 31, 2005. This decrease is due to the fact that the Company has net operating loss carryforwards available which were not available to the Predecessor.

Discontinued Operations - Based on the rescission of the sale of the software licensing assets to D&H, the Company recorded a gain on the sale of discontinued operations of $5,016 in the year ended December 31, 2005. The primary components of this gain were the recovery and subsequent sale of a piece of land in Cary, North Carolina for $4,079, cash receipts from D&H of approximately $1,541, the recovery of a note receivable with a book value of $914 and approximately $539 of collections from discontinued customers. These gains were offset by approximately $2,057 of legal and other fees, certain liabilities and tax expense.

Net Income - As a result of the above items, the Company reported net income available to common stockholders of $1,526 for the year ended December 31, 2004 compared to $9,061 in the year ended December 31, 2005.

Liquidity and Capital Resources

Cash Flow Activity for 2004, 2005 and 2006

Analysis of Cash Flows	For the Years Ended
(in thousands)	2004	2005	2006
	Predecessor	Successor	Successor
Cash flows provided by operating activities	$4,111	$5,046	$7,296
Cash flows used in investing activities	(2,719)	(39,044)	(12,839)
Cash flows used in financing activities	(95)	(740)	(1,289)
Net cash provided by discontinued operations	-	425	748
Net increase (decrease) in cash and cash equivalents	$1,297	$(34,313)	$(6,084)

Net cash provided by operating activities was $7,296 during the year ended December 31, 2006. The primary source of cash was net income from continuing operations of $6,307 decreased by a deferred income tax benefit of $3,597 and increased by depreciation and amortization expense of $2,898. A release of restricted cash of $3,994 added to the increase, while decreases in accounts payable and accrued expenses offset the increase in cash by $1,829.

Net cash provided by operating activities was $5,046 during the year ended December 31, 2005. The primary source of cash was net income from continuing operations of $5,819, increased by depreciation and amortization expense of $2,018 and by an increase in accrued liabilities of $1,132. These sources were offset by increased accounts receivable of $2,049 and decreased accounts payable of $2,822.

Net cash provided by operating activities was $4,111 during the year ended December 31, 2004. The primary source of cash was net income from continuing operations of $1,526, increased by deferred income taxes of $813 and depreciation and amortization expense of $1,350. Net increase in accounts payable and accrued expense of $471 added to the increase in cash.

Net cash used in investing activities was $12,839 during the year ended December 31, 2006. $11,232 was used in the acquisitions of DCS, AdProps, and Fuel and $1,607 was used for capital expenditures.

Net cash used in investing activities was $39,044 during the year ended December 31, 2005. $37,587 was used in the acquisitions of Color Edge, Comp 24 and Crush and $1,457 was used for capital expenditures.

Net cash used in investing activities was $2,719 during the year ended December 31, 2004.

Net cash used in financing activities was $1,289 and $740 in the years ended December 31, 2006 and 2005, respectively. The primary use of cash was for capital lease and debt repayments.

Net cash used in financing activities was $95 during the year ended December 31, 2004. $2,426 was used for capital lease and debt repayments, which was offset by $2,447 in bank borrowings. An additional $116 was paid for loan origination fees.

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.2% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $8,295 and $10,215 were recorded at December 31, 2005 and 2006, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. As of December 31, 2006, no redemptions have been made.

In connection with the Color Edge and, Color Edge Visual acquisitions, the Company entered into a $12,000 senior credit facility (the “Color Edge Facility”) with Amalgamated Bank, as lender (the “Lender”). The credit facility was amended in connection with the Crush acquisition to add Crush as a guarantor and borrower and to increase the credit line. The Color Edge Facility consists of a $2,000 term loan and a $14,000 revolving loan, or revolver. Proceeds from the term loan and the revolver were used for repayment of indebtedness owed by the seller to the Lender and for working capital purposes in the ordinary course of business.

The interest rate on borrowings under the term loan and the revolver is equal to the greater of: (a) the Lender’s publicly announced prime rate then in effect, and (b) the Federal Reserve’s Federal Funds Effective Rate then in effect plus 0.5%. Interest is payable in arrears on the last business day of each March, June, September and December.

The term loan requires scheduled principal repayments of $100 each quarter on March 31, June 30, September 30 and December 31, commencing on March 31, 2005, through December 31, 2009. The revolver requires that all principal be repaid in full on March 1, 2008.

Borrowings under the revolver must be prepaid when the amount of the borrowings exceeds the borrowing base set forth in the credit agreement. In addition, borrowings under the term loan and revolver, respectively, must be prepaid with net cash proceeds resulting from the incurrence of certain sales or issuances of stock or capital contributions. Voluntary prepayments are permitted, in whole or in part, without premium or penalty, at the Company’s option, in minimum principal amounts of $100.

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

In connection with the Comp 24 acquisition, Comp 24 entered into a $2,000 senior credit facility with the Lender. The credit facility consists of a $500 term loan and a $1,500 revolver. Proceeds from the term loan and the revolver were used for repayment of existing indebtedness owed by the seller to the Lender and for working capital purposes in the ordinary course of business.

The interest rate on borrowings under the term loan and the revolver is equal to the greater of: (a) the Lender’s publicly announced prime rate then in effect, and (b) the Federal Reserve’s Federal Funds Effective Rate then in effect plus 0.5%. Interest is payable in arrears on the last business day of each March, June, September and December.

The term loan requires scheduled principal repayments of $42 each quarter on March 31, June 30, September 30 and December 31, commencing on March 31, 2005, through December 31, 2007. The revolver requires that all principal be repaid in full on March 1, 2008.

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

The Company has $10,101 outstanding debt at variable interest rates at December 31, 2006. The Company has available borrowing capacity of $6,870 under its revolver loans at December 31, 2006.Management believes that, with its cash balances and anticipated cash balances after discontinued operations related expenditures, it has sufficient liquidity. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control. The Company used a significant amount of cash to complete the Color Edge, Comp 24 and Crush Creative acquisitions, and may use an additional amount of cash to fund future acquisitions, resulting in less liquidity to meet its working capital needs.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2006. Additional details regarding these obligations are provided in footnotes to the consolidated financial statements at Item 8. Financial Statements and Supplementary Data.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$10,102	$596	$9,506	$-	$-
Capital Lease Obligations	1,018	630	372	16	-
Operating Lease Obligations	27,310	3,993	8,255	8,337	6,725-
Total	$38,430	$5,219	$18,133	$8,353	$6,725

The revolving credit agreement included in long term debt obligations and capital lease obligations include only principal portion. Interest expense is estimated to be $1,020 over the next three years.

According to the asset purchase agreements for the acquisitions of Color Edge, Comp24, Crush, AdProps and Fuel, the Company has contingent payables related to additional cash payouts to be earned on an annual basis over a specified period provided the acquisition’s EBITDAs exceed certain agreed upon thresholds. These contingent payables have not been reserved for in the Company’s financial statements. If these contingencies are met, payments of these payables are estimated to be $14,384 over the next 5 years.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Investments

At December 31, 2006, the Company had cash investments of $2,149 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $4,315 maintained in various checking accounts at December 31, 2006.

Interest Rate Risks

Interest rates on the Company’s credit facilities are market based (See Note 10). Accordingly, the Company is exposed to certain interest rate risks caused by fluctuations in interest rates. There can be no assurance that interest rates will not increase over the next fiscal year. However, because we do not believe that our exposure to interest rate risk is significant, we have not undertaken specific steps to reduce or eliminate this risk.

Item 8. Financial Statements and Supplementary Data.

MERISEL, INC. AND SUBSIDIARIES

(All other items on this report are inapplicable)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Merisel, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and Subsidiaries (the “Successor” or the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Color Edge, Inc. and Affiliates (the “Predecessor”) for the two-month period ended February 28, 2005. These financial statements are the responsibility of the Company’s and the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The financial statements of Color Edge, Inc. and Affiliates for the year ended December 31, 2004 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated July 6, 2005.

In our opinion, the consolidated financial statements referred to above in the first paragraph present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and the Predcessor’s results of operations and its cash flows for the two-month period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment,” as revised.

/s/ BDO Seidman, LLP

New York, NY

April 13, 2006

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

/s/ Weinick Sanders Leventhal & Co., LLP

New York, New York
July 6, 2005

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2006
ASSETS	Successor	Successor
Current assets:
Cash and cash equivalents	$12,548	$6,464
Accounts receivable, net of allowance of $948 and $977, respectively	17,416	22,232
Inventories	1,615	2,135
Prepaid expenses and other current assets	711	718
Deferred tax asset	-	2,431
Asset held for sale		914
Total current assets	32,290	34,894

Property, plant and equipment, net	6,982	8,355
Restricted cash	6,775	3,719
Goodwill	12,733	17,058
Trademarks	10,452	10,609
Other intangible assets, net	7,034	8,354
Deferred tax asset	-	1,166
Other assets	183	425
Non-current assets of discontinued operations	914	-
Total assets	$77,363	$84,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,166	$3,227
Accrued liabilities	6,241	6,929
Capital lease obligations, current maturities	536	630
Installment notes, current maturities	719	596
Income tax payable	1,808	-
Customer deposits	51	26
Total current liabilities	11,521	11,408

Revolving credit agreement	8,630	8,630
Capital lease obligations, less current maturities	481	388
Installment notes, less current maturities	1,376	876
Other liabilities	317	598
Total liabilities	22,325	21,900

Commitments and Contingencies

Stockholders' equity:
Convertible preferred stock, $.01 par value; authorized 1,000,000 shares; 150,000 shares issued and outstanding	23,295	25,215
Common stock, $.01 par value; authorized 30,000,000 shares; issued: 8,183,875 and 8,429,518, respectively; outstanding: 7,773,755 and 8,013,638, respectively	82	84
Additional paid-in capital	275,601	273,957
Accumulated deficit	(242,757)	(235,702)
Unamortized deferred compensation	(332)	-
Treasury stock, at cost, 409,980 and 415,880 shares repurchased	(851)	(874)

Total stockholders' equity	55,038	62,680
Total liabilities and stockholders' equity	$77,363	$84,580
See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,	For the two months ended February 28,	For the year ended December 31,
	2004	2005	2004	2005	2006
	Predecessor	Predecessor	Successor	Successor	Successor
Net sales	$51,742	$8,532	$-	$63,009	$84,720
Cost of sales	25,836	5,011	-	29,248	42,316
Gross profit	25,906	3,521	-	33,761	42,404

Selling, general and administrative expenses	22,083	4,615	2,276	26,753	38,068
Restructuring charge	-	-	-	-	724
Operating income (loss)	3,823	(1,094)	(2,276)	7,008	3,612
Interest expense	(489)	(73)	-	(611)	(1,066)
Interest income	48	-	586	347	481
Income (loss) from continuing operations before provision for income tax	3,382	(1,167)	(1,690)	6,744	3,027
Income tax provision (benefit)	1,856	-	-	925	(3,280)
Income (loss) from continuing operations	1,526	(1,167)	(1,690)	5,819	6,307
Income from discontinued operations, net of taxes	-	-	3,540	-	748
Gain (loss) on sale of discontinued operations, net of taxes	-	-	(2,643)	5,016	-
Net income (loss)	$1,526	$(1,167)	$(793)	$10,835	$7,055

Preferred stock dividends	0-	-	1,639	1,774	1,920
Net income (loss) available to common stockholders	$1,526	$(1,167)	$(2,432)	$9,061	$5,135

Net income (loss) per share (basic): Income (loss) from continuing operations available to common stockholders	N/A	N/A	$(0.44)	$0.53	$.56
Discontinued operations:
Income from discontinued operations	N/A	N/A	0.47	-	.10
Gain (loss) on sale of discontinued operations	N/A	N/A	(0.35)	0.66	-
Net income (loss) available to common stockholders	N/A	N/A	$(0.32)	$1.19	$.66

Net income (loss) per share (diluted): Income (loss) from continuing operations available to common stockholders	N/A	N/A	$(0.44)	$0.53	$.56
Discontinued operations:
Income from discontinued operations	N/A	N/A	0.47	-	.10
Gain (loss) on sale of discontinued operations	N/A	N/A	(0.35)	0.65	-
Net income (loss) available to common stockholders	N/A	N/A	$(0.32)	$1.18	$.66

Weighted average number of shares:
Basic	N/A	N/A	7,620	7,640	7,744
Diluted	N/A	N/A	7,620	7,670	7,816

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Successor
	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at January 1, 2004	150,000	$19,882	8,026,375	$80	$278,300	-	$(252,799)	$50	(409,980)	$(851)	$44,662
Accumulation of convertible preferred stock dividend		1,639			(1,639)
Exercise of stock options			7,500		15						15
Deferred compensation					7	$(7)
Amortization of deferred compensation						7					7
Grant of restricted stock					692	(692)
Comprehensive Income:
Reclassification for net gains realized in net income								(50)			(50)	$(50)
Net loss							(793)				(793)	(793)
Total Comprehensive Income												$(843)
Balance at December 31, 2004	150,000	$21,521	8,033,875	$80	$277,375	$(692)	$(253,592)	$0	(409,980)	$(851)	$43,841
Accumulation of convertible preferred stock dividend		1,774			(1,774)
Amortization of deferred compensation						360					360
Issue of restricted stock			150,000	2							2
Comprehensive Income:
Net income							10,835				10,835	$10,835
Total Comprehensive Income												$10,835
Balance at December 31, 2005	150,000	$23,295	8,183,875	$82	$275,601	$(332)	$(242,757)	$0	(409,980)	$(851)	$55,038
Reclassification of deferred compensation					(332)	332
Accumulation of convertible preferred stock dividend		1,920			(1,920)
Issue of restricted stock			245,643	2	(2)						-
Stock compensation					610						610
Purchase of treasury stock									(5,900)	(23)	(23)
Net income							7,055				7,055	$7,055
Total Comprehensive Income												$7,055
	150,000	$25,215	8,429,518	$84	$273,957	$-	$(235,702)	$0	(415,880)	$(874)	$62,680

(continued on next page)

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

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,	For the Two Months Ended February 28,	For the years ended December 31,
CONTINUING OPERATIONS:	2004	2005	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:	Predecessor	Predecessor	Successor	Successor	Successor
Net income (loss)	$1,526	$(1,167)	$(793)	$10,835	$7,055
Less: Gain (loss) on sale of discontinued operations	-	-	(2,643)	5,016	-
Less: income from discontinued operations, net	-	-	3,540	-	748
Income (loss) from continuing operations	1,526	(1,167)	(1,690)	5,819	6,307
Adjustments to reconcile income (loss) from operations to net cash used in operating activities:
Stock based compensation	-	-	9	360	610
Deferred occupancy costs	76	-	-	317	181
Deferred income taxes (benefit)	813	533	-	-	(3,597)
Restricted cash	(161)	7	-	(31)	3,994
Depreciation and amortization	1,350	284	-	2,009	2,898
Changes in assets and liabilities, exclusive of acquisitions:
Accounts receivable	(182)	(1,792)	-	(2,049)	(594)
Due from related company	(72)	-	-	-	-
Inventories	147	189	-	335	(506)
Prepaid expenses and other current assets	143	27	(335)	621	(44)
Accounts payable	(1,544)	(122)	9	(2,822)	(124)
Accrued liabilities	2,015	(52)	(1,432)	487	(1,829)
Net cash provided by (used in) operating activities	4,111	(2,093)	(3,439)	5,046	7,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $878 and $317 cash acquired	-	-	-	(37,587)	(11,232)
Capital expenditures	(344)	(9)	-	(1,457)	(1,607)
Decrease (increase) in due from stockholder	(2,375)	231	-	-	-
Net cash provided by (used in) investing activities	(2,719)	222	-	(39,044)	(12,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	15	-	-
Capital lease payments	(959)	(119)	-	(572)	(573)
Loan origination fees	(116)	-	-	-	-
Installment note repayments	(1,467)	-	-	(325)	(693)
Bank borrowings	2,447	400	-	157	-
Purchase of treasury stock	-	-	-	-	(23)
Net cash provided by (used in) financing activities	(95)	281	15	(740)	(1,289)

Cash provided by (used in) continuing operations	1,297	(1,590)	(3,424)	(34,738)	(6,832)

(Continued on next page)

See accompanying notes to consolidated financial statements

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	For the years ended December 31,	For the two months ended February 28,	For the years ended December 31,
	2004	2005	2004	2005	2006
	Predecessor	Predecessor	Successor	Successor	Successor
DISCONTINUED OPERATIONS:
Cash provided by (used in) operating activities	-	-	5,202	(489)	748
Cash provided by investing activities	-	-	135	914	-
NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	-	-	5,337	425	748

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,297	(1,590)	1,913	(34,313)	(6,084)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	756	2,053	44,948	46,861	12,548
CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR	$2,053	$463	$46,861	$12,548	$6,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$491	$70	-	$453	$1,007
Income taxes	$73	-	-	-	$2,350

Noncash activities:
Restricted stock grant	-	-	-	$2	$2
Preferred dividend accumulated	-	-	$1,639	$1,774	$1,920

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2004 and 2005
(In thousands except per share data)

1.	Description of Business and Basis of Presentation

General— Merisel, Inc. (“Merisel”, the “Company” or “Successor”) was founded in 1980 as Softsel Computer Products, Inc., was incorporated in Delaware in 1987 and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). The Company operated as a full-line computer distributor through 2000 and as a software licensing distributor through August 2004, when the remaining operations were sold. All of the Company’s former operations with the exception of acquisition activity have been classified as discontinued operations in the Company’s financial statements. In March and August 2005, the Company completed three acquisitions in the graphics imaging industry. Under predecessor accounting rules, the largest of these entities Color Edge, Inc. and Affiliates (the “Predecessor”), represents the predecessor company. In May and October 2006, the Company completed three additional acquisitions in the graphics imaging industry and the results of these entities have been included since acquisition. The Company’s financial statements are on a consolidated basis while the Predecessor’s financial statements are on a combined basis.

2.	Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation allowances for deferred tax assets, stock based compensation, allowance for doubtful accounts and certain amounts related to restructuring, allocation of purchase price and estimate of useful life.

Consolidation Policy - The consolidated financial statements include the accounts of Merisel Americas, Inc., which includes Color Edge, Inc., Color Edge Visual, Inc. (together “Color Edge”), Comp 24, LLC (“Comp 24”), Crush Creative, Inc. (“Crush”), Advertising Props, Inc (“AdProps”), Denis Curtin Studios, Inc. (“DCS”), Fuel Digital, Inc. (“Fuel”) and Merisel Corporate. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Cash equivalents were $12,548 and $6,464 at December 31, 2005 and 2006, respectively. The Company invests excess cash in interest-bearing accounts. Interest income earned on cash balances for 2004, 2005 and 2006 was $586, $347 and $481, respectively. The Predecessor earned interest income of $48 for the years ended December 31, 2004. There was no interest income earned for the two months ended February 28, 2005.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

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

	(in thousands)
	Year Ended December 31,
	2004	2005	2006
	Predecessor	Successor	Successor
Balance beginning of year	$286	$-	$948
Charged to cost and expenses	1,053	322	65
Acquisitions	-	1,201	291
Deductions (1)	(821)	(575)	(327)
Balance end of year	$518	$948	$977

(1) Uncollectible accounts written off, net of recoveries.

Unbilled Accounts Receivable - Accounts receivable included approximately $1,046 and $1,625 of unbilled receivables at December 31, 2005 and 2006, respectively. These receivables are a normal part of the Company’s operations, as some receivables are normally invoiced in the month following shipment and completion of the earnings process.

Concentration of Credit Risk - The Company and the Predecessor extend credit to qualified customers in the ordinary course of its business. Due to the diversified nature of its client base, the Company and the Predecessor do not believe that they are exposed to a concentration of cr1bedit risk. The Company had one customer that accounted for approximately 10% of net sales in 2006. No single customer of the Company or the Predecessor accounted for more than 10.0% of the Company’s net sales in 2004 or 2005.

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
(In thousands except per share data)

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

Income Taxes—Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Values of Financial Instruments—Financial instruments include cash and cash equivalents. The approximate fair values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable equal their carrying value because of their short-term nature.

Revenue Recognition— The Company and the Predecessor recognize revenue when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. All of the Company’s services culminate with the production of a tangible product that is delivered to the final customer. The Company does not provide any services that are marketed or sold separately from its final tangible products. Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which is typically on the date of the shipment. Appropriate provision is made for uncollectible accounts.

Accounting for Stock-Based Compensation - On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The adoption of SFAS No. 123(R) on January 1, 2006 resulted in an increase of approximately $186, or $.02 per share in selling, general, and administrative expenses for the year ended December 31, 2006, respectively. As of December 31, 2006, there was $183 of total unrecognized compensation costs related to stock-based employee compensation expense. That cost is expected to be recognized over a weighted average period of approximately 1 year.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated inancial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the year ended December 31, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The fair value of each option granted during 2004 was estimated on the date of the grant using Black-Sholes option pricing model. There were no stock options granted in 2005 or 2006.

The estimated fair value of each option award granted during 2004 was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants:

Historical Values
Risk-free interest rate	3.7%
Expected volatility of common stock	90.86%
Dividend yield	0.0%
Expected option term	5 years

The risk-free interest rate was based on the use of a discount rate equal to the rate available at that time on federal government zero-coupon bonds with a remaining term equal to the option'sexpected life. The expected volatility is based on the historical volatility of the Company’s stock over a 5-year period prior to the date of grant of such options.

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortized deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”As a result and in accordance with adopting SFAS No. 123(R), the Company has reclassified unamortized deferred compensation related to nonvested restricted share based compensation to additional paid-in capital.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants prior to January 1, 2006, been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders would have decreased to the pro forma amount presented below.

	For the years ended December 31,	For the two months ended February 28,	For the years ended December 31,
	2004	2005	2004	2005
	Predecessor	Predecessor	Successor	Successor

Net income (loss) available to common stockholders - As Reported	$1,526	$(1,167)	$(2,432)	$9,061
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	-	(62)	(337)
Net income (loss) - Pro Forma	$1,526	$(1,167)	$(2,494)	$8,724
Net income (loss) per share available to common shareholders (Basic):
As Reported	N/A	N/A	$(0.32)	$1.19
Pro Forma	N/A	N/A	$(0.33)	$1.14

Net income (loss) per share available to common shareholders (Diluted):
As Reported	N/A	N/A	$(0.32)	$1.18
Pro Forma	N/A	N/A	$(0.33)	$1.13

Earnings Per Share - Basic and diluted earnings per share are computed and presented in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share was determined by dividing net earnings (loss) by the weighted-average number of common shares outstanding during each period. Diluted earnings per share of the Company includes the impact of certain potentially dilutive securities. However, diluted earnings per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive. A reconciliation of the net income available to common stockholders and the number of shares used in computing basic and diluted earnings per share is provided in Note 14.

Segment Reporting - The Company has four operating segments. However, as all operating segments operate within the same industry and serve like customer bases, the Company has determined that it only has one reportable segment.

Deferred Rent Policy - The Company and the Predecessor expense rent on a straight line basis over the life of the lease, with the non-cash expense portion accumulating in a deferred rent liability account.

Reclassifications - Certain reclassifications were made to prior year statements to conform to the current year presentation.

New Accounting Pronouncements—In July 2006, the FASB issued Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No.109, “Accounting for Income Taxes.” FIN 48 is a new and comprehensive structured approach to accounting for uncertainty in income taxes that provides specific guidance on

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 becomes effective beginning with the first quarter 2007 fiscal period. The Company does not anticipate an impact from the adoption of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective beginning with the first quarter 2008 fiscal period. The Company is currently evaluating the impact of this standard on our Consolidated Financial Statements.

3.	Acquisitions

(a) Effective March 1, 2005, the Company acquired, through three indirectly wholly-owned subsidiaries, substantially all of the assets of Color Edge and Comp 24, each a New York-based privately held company.

Color Edge, Inc. is a visual communication solutions company that provides custom, made-to-order products primarily for consumer product companies and professional photographers from the fashion, retail and editorial worlds. Color Edge Visual, Inc. is a visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. Comp 24 is a commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services, such as file editing, film separation, printing, air brushing, die cutting, foil stamping, embossing and lamination. The operating results of Color Edge and Comp 24 are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price for these three companies of $31,156 consisted of $31,382 paid in cash at closing and $2,672 of acquisition-related professional fees, reduced by a cash receipt of $239 related to the Comp 24 purchase price adjustment and a cash receipt of $2,659 from the Color Edge escrow. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal. During the year ended December 31, 2006, the Company recorded a purchase price adjustment of $491 of which $383 is related to certain payments made to former shareholders as a result of an amending agreement and $108 is related to acquisition-related fees. A summary of the fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$12,178
Inventory	1,406
Other current assets	299
Fixed assets	3,773
Restricted cash	2,310
Other assets	39
Intangible assets	5,900
Trademark	10,311
Goodwill	10,996
Accounts payable	(3,969)
Accrued liabilities	(2,085)
Long term debt and capital lease obligations	(9,935)

Total purchase price, net of $424 cash received	$31,223

Goodwill recorded as part of the Color Edge and Comp24 acquisitions is deductible for U.S. federal income tax purposes.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

(b) Effective August 8, 2005, the Company, through an indirectly wholly-owned subsidiary completed the acquisition of Crush, a California-based privately-held company. Crush is a visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. Merisel believes that the acquisition of Crush will enhance its operations by increasing its West Coast presence and capabilities, diversifying its current client industries, and enabling it to better serve its existing clients. Merisel believes certain cost savings and cross-selling synergies may also be achieved. The operating results of Crush are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price of $7,390 consisted of $6,991 paid in cash at closing and $399 of acquisition-related professional fees. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal. During the year ended December 31, 2006, the Company recorded a purchase price adjustment of $462 of which $437 is related to payments made to the former shareholders of Crush in accordance with the Asset Purchase Agreement and $25 is related to acquisition-related fees. A summary of the fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$3,165
Inventory	543
Other assets	79
Fixed assets	2,958
Goodwill	2,575
Trademark	141
Other intangible assets	2,140
Accounts payable	(1,009)
Accrued liabilities	(658)
Long term debt and capital lease obligations	(2,536)
Total purchase price, net of $454 cash received	$7,398

Goodwill recorded as part of the Crush acquisition is deductible for U.S. federal income tax purposes.

c) Effective May 5, 2006, the Company completed the acquisition of DCS, a Los Angeles-based commercial prototype company providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. Merisel believes the acquisition of DCS will enhance its operations by increasing its West Coast presence and capabilities. Merisel believes certain cost savings and cross-selling synergies may also be achieved. The operating results of DCS are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price of $1,030 consisted of $1,008 in cash of which $750 was paid at closing, $58 within 60 days of closing, and $100 on both the first and second anniversaries of closing and $22 of acquisition-related professional fees. The Company has recorded a purchase price allocation based upon fair values at the date of acquisition. A summary of the estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Inventory	$14
Fixed assets	120
Goodwill	842
Trademark	2
Other intangible assets	121
Accounts payable	(55)
Accrued liabilities	(14)
Total purchase price	$1,030

Goodwill recorded as part of the DCS acquisition will be deductible for U.S. federal income tax purposes

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)
d) Effective May 10, 2006, the Company completed the acquisition of AdProps, an Atlanta-based commercial prototype company providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. Merisel believes the acquisition of AdProps will enhance its operations by increasing its geographic presence and capabilities. Merisel believes certain cost savings and cross-selling synergies may also be achieved. The operating results of AdProps are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price of $2,085 consisted of $1,980 paid in cash at closing and $105 of acquisition-related professional fees. The Company has recorded a purchase price allocation based upon fair values at the date of acquisition. A summary of the estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Accounts receivable	$757
Prepaid expenses and other current assets	28
Fixed assets	462
Goodwill	853
Trademark	3
Other intangible assets	139
Accounts payable	(147)
Accrued liabilities	(163)
Notes payable and capital leases	(164)
Total purchase price, net of $317 cash received	$1,768

Goodwill recorded as part of the AdProps acquisition is not deductible for U.S. federal income tax purposes

e) Effective October 1, 2006, the Company completed the acquisition of Fuel, a New York-based privately-held company. Fuel is a visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. Merisel believes the acquisition of Fuel will enhance its operations by increasing its East Coast presence and capabilities, diversifying its current client industries, and enabling it to better serve its existing clients. Merisel believes certain cost savings and cross-selling synergies may also be achieved. The operating results of Fuel are reflected in the Company’s accompanying financial statements since the date of acquisition.

The purchase price of $6,485 consisted of $5,934 paid in cash at closing and $551 of acquisition-related professional fees The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. The Company has deposited $938 into an escrow account due to a holdback clause in the asset purchase agreement. Approximately $625 of the holdback amount was released to the seller in February 2007 upon the delivery of the closing date balance sheet. The remaining $313 will be released to the seller in October 2007 provided the Company has no claims against the funds in accordance with the asset purchase agreement. As of December 31, 2006, the $938 was excluded from the purchase price and will be adjusted when the holdback is released to the seller.

A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

(in thousands)
Trade accounts receivable	$3,465
Prepaid expenses and other current assets	177
Fixed assets	825
Goodwill	1,792
Trademark	143
Other intangible assets	2,169
Accounts payable	(983)
Accrued liabilities	(623)
Capital lease obligations	(480)
Total purchase price	$6,485

Goodwill recorded as part of the Fuel acquisition will be deductible for U.S. federal income tax purposes

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

The following table presents the unaudited pro forma results of operations of the Company for the years ended December 31, 2006, 2005, and 2004. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Color Edge, Comp 24, and Crush acquisitions had occurred at January 1, 2004 and if the DCS, AdProps, and Fuel acquistions had occurred at January 1, 2005. The pro forma information contains the actual combined operating results of Merisel, Inc, Color Edge, Comp 24, Crush, DCS, AdProps, and Fuel with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of costs associated with certain non-recurring expenses, 2) elimination of interest income earned on invested cash balances, which balances were used to fund the Acquisitions and 3) amortization of intangibles related to the Acquisitions.

Pro Forma, unaudited, in thousands, except per share amounts	Fiscal year ended December 31,
	2004	2005	2006

Total revenue	$80,113	$102,222	$97,616
Net income from continuing operations	2,230	6,797	8,044
Basic and Diluted earnings per share	$0.29	$0.89	$1.03

4.	Restricted Cash

At December 31, 2005, restricted cash totaling $6,775 consisted of $2,696 in Letters of Credit securing the security deposits on the Company’s real estate leases and $4,079 related to the attachment of the proceeds from a land sale in relation to a civil suit filed against the Company. On March 27, 2006, the jury rendered a verdict awarding $1,800 in damages to the plaintiff. This judgment was filed on April 4, 2006. Merisel Properties, Inc. is currently appealing the verdict. The motion has not yet been ruled on. On July 6, 2006, notice was received that the escrow funds plus accrued interest would be released. Funds were received several days later. The Company has $3,000 of insurance coverage available to cover the awarded damages. At December 31, 2006 restricted cash totaling $3,719 consisted of $2,781 in Letters of Credit securing the security deposits on the Company’s real estate leases and $938 related to a holdback amount held in escrow on the purchase price of Fuel (see Note 3). Approximately $625 of the holdback amount was released to the seller in February 2007 upon the delivery of the closing date balance sheet. The remaining $313 will be released to the seller in October 2007 provided the Company has no claims against the funds in accordance with the asset purchase agreement.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

5.	Intangibles

As of December 31, 2006, the acquired intangible assets related to the acquisitions of Color Edge., Comp 24, Crush, DCS, AdProps, and Fuel. The Color Edge, Comp 24, Crush, DCS and AdProps acquisitions have been valued on a final purchase price allocation and the Fuel acquisition has been based on a preliminary purchase price allocation. The amounts allocated to Fuel intangible assets may be adjusted when these purchase price allocations are finalized. Intangible assets, resulting primarily from these acquisitions accounted for under the purchase method of accounting, consist of the following (in thousands):

	December 31, 2006
	Successor
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$384	$3,415	16
Non-compete agreements	4,534	1,362	3,172	5
Software licenses	90	86	4	1
Domain name	3	3	-	1
Employment agreements	703	146	557	4
Trade know how	1,341	135	1,206	8
Subtotal definite lived intangibles	10,470	2,116	8,354	9.3
Trademark	10,609	-	10,609	Indefinite
Total	$21,079	$2,116	$18,963

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

As of December 31, 2005, the acquired intangible assets related to the acquisitions of Color Edge., Comp 24, and Crush. The Color Edge, Comp 24, and Crush acquisitions have been valued on a final purchase price.
	December 31, 2005
	Successor
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,188	$162	$3,026	16
Non-compete agreements	3,659	559	3,100	5
Software licenses	79	67	12	1
Domain name	3	3	-	1
Employment agreements	349	36	313	4
Trade know how	615	32	58	8
Subtotal definite lived intangibles	7,893	859	7,034	9.3
Trademark	10,452	-	10,452	Indefinite
Total	$18,345	$859	$17,486

Amortization expense related to deinite-lived intangible assets was $731 and $1,257 for the year ended December 31, 2005 and 2006, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the year ended December 31,
Amount
2007	$1,497
2008	1,493
2009	1,457
2010	833
2011	516
Thereafter	2,558
$8,354

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

6.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2006
	Successor	Successor
Raw materials	$1,260	$1,357
Work-in-progress	372	789
Reserve for obsolescence	(17)	(11)
Inventory, net	$1,615	$2,135

7.	Property and Equipment

At December 31, 2005 and 2006, property and equipment consists of the following (in thousands):

	2005	2006
	Successor	Successor
Equipment under capitalized leases	$1,552	1,552
Machinery and equipment	7,817	6,703
Furniture and fixtures	180	615
Automobiles	205	68
Leasehold improvements	2,430	2,184
Total	12,184	11,122
Less: accumulated depreciation and amortization	(5,202)	(2,767)
Net book value	$6,982	$8,355
.
Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $1,159 and $1,641 for the years ended December 31, 2005 and 2006, respectively. For the Predecessor, depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $1,350 for the year ended 2004 and was approximately $284 for the two months ended February 28, 2005.

8.	Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2005	2006
	Successor	Successor
Accrued liabilities:
Compensation and other benefit accruals	$4,680	$4,576
State and local sales taxes and other taxes	166	526
Other accruals	1,395	1,827
Total accrued liabilities	$6,241	$6,929

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)
9.	Income Taxes

Deferred income tax assets and liabilities were comprised of the following (in thousands):

	December 31,
	2005	2006
	Successor	Successor
Deferred tax assets:
Net operating loss carryforwards	$92,135	$88,512
AMT credit carryforward	-	80
Allowance for doubtful accounts	115	348
Depreciable assets	393	464
Other intangible assets	-	450
Deferred vacation and bonus	751	376
Deferred occupancy costs	-	213
Inventory uniform capitalization	214	248
Stock-based compensation	-	243
Restructuring	-	-
Other	15	20
Total deferred tax asset	93,623	90,954

Deferred tax liabilities
Deferred occupancy costs	113	-
Restructuring	339	-
Goodwill and trademarks	-	1,229
Total deferred tax liabilities	452	1,229

Net deferred tax asset before valuation allowance	93,171	89,725
Valuation allowance	(93,171)	(86,128)

Net deferred tax asset	$-	$3,597

Balance sheet classification:
Current asset	$-	$2,431
Non-current asset	-	1,166

	$-	$3,597

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company’s equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company adjusted its deferred tax asset to reflect the estimated limitation. At December 31, 2006, the Company had available U.S. Federal net operating loss carryforwards of $252,194 which expire at various dates beginning December 31, 2011. As of December 31, 2006, $50,382 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $201,812 is not restricted. The restricted net operating loss is subject to an annual limitation of $7,476. At December 31, 2006, the Company had available California net operating loss carryforwards of $4,175 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2005, based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believed it was more likely than not that the Company would not realize the benefits of these deductible differences. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets. At December 31, 2006 based on operating results in 2005 and 2006 and, based on a three-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $3,378 for the year ended December 31, 2006. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Years ended December 31,	For the Two Months ended February 28,	For the Years ended December 31,
	2004	2005	2004	2005	2006
	Predecessor	Predecessor	Successor	Successor	Successor

Continuing Operations:
Current
Federal	$666	$-	$-	$107	$76
State	377	-	-	818	241
Total current provision	$1,043	$-	$-	$925	$317

Deferred, net of valuation allowance
Federal	$519	$-	$-	$-	$(3,699)
State	295	-	-	-	102
Total deferred provision	$814	$-	$-	$-	$(3,597)

Total income tax provision	$1,857	$-	$-	$925	$(3,280)

Discontinued Operations:
Federal	$-	$-	$92	$93	$22
State	-	-	-	705	138
Total provision (benefit)	$-	$-	$92	$798	$160

The major element contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:
	For the Years ended December 31,	For the Two Months ended February 28,	For the Years ended December 31,
	2004	2005	2004	2005	2006
	Predecessor	Predecessor	Successor	Successor	Successor

Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Change in valuation allowance	-	(35.0)	(35.0)	(35.0)	(179.0)
Prior year under-accrual					53.9
State and local income taxes	19.9%	-	-	12.1	7.9
Certain non-deductible expenses and other	-	-	-	1.6	3.0
Effective tax rate	54.9%	0.0%	0.0%	13.7%	(79.2%)

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

10.	Debt

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for an installment note in the amount of $500 with quarterly installment payments of $42 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500 secured by the accounts receivable of Comp 24, formerly MC24, LLC. Balances of $208 and $375 were outstanding under the installment note, at December 31, 2006 and 2005, respectively. A balance of $530 was outstanding under the revolving credit agreement at December 31, 2006 and 2005

The second credit agreement provides for an installment note in the amount of $2,000 with quarterly installment payments of $100 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC. The revolving credit facility agreement was amended on August 8, 2005 in connection with the Crush acquisition to increase the borrowing capacity to $14,000. Balances of $1,200 and $1,700 were outstanding under the installment notes, at December 31, 2006 and 2005, respectively. A balance of $8,100 was outstanding under the revolving credit agreement at December 31, 2006 and 2005.

Both agreements provide for interest at the greater of (a) the Prime Rate in effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. At December 31, 2006, this rate equated to 8.75%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of December 31, 2006.

In connection with the acquisition of Crush Creative, Inc., the Company assumed interest free installment notes with a balance of $9 and $20 outstanding at December 31, 2006 and 2005, respectively.

In connection with the Advertising Props acquisition, the Company assumed certain installment notes with a balance of $55 outstanding at December 31, 2006.

Annual maturities of debt at December 31, 2006 are as follows (in thousands):

2007	$596
2008	9,096
2009	410
Total	$10,102

At, December 31, 2006, tong-term debt is classified on the balance sheet as follows:

Current:
Installment notes	$596
Non-current:
Revolving credit agreement	$8,630
Installment notes	876
9,506

Total	$10,102

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

11.	Discontinued Operations

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

On February 28, 2005, the Company settled its lawsuit against its former President and Chief Executive Officer Timothy Jenson. Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC (“D&H”), and TDH Enterprises, LLC were also named as defendants. The lawsuit alleged, among other things, fraud in connection with the sale of the Company’s software licensing business, including its notes and real property assets, to D&H, in exchange for the assumption of certain liabilities and a nominal amount of cash. As part of the settlement, Mr. Jenson received certain cash payments, and D&H transferred to Merisel Americas, Inc., certain cash, assets and liabilities related to the Purchase Agreement between Merisel America, Inc. and D&H that closed in August 2004. However, since the operations of the business ceased as of the date of the sale, it will be continued to be treated as a discontinued operation. (See Note 16 “Related Party Transactions”).

The sale of the software licensing business resulted in a loss in the amount of $2,643 recorded in the third quarter of 2004. This loss was offset by a gain in the amount of $5,016, net of certain legal and other expenses, which was recorded in 2005 related to the recovery of cash, land and notes receivable, reduced by the assumption of certain liabilities. The land recovered was sold in September 2005.

The following table details the income from discontinued operations for the year ended December 31, 2004:

2004
Net Sales	$38,101
Cost of Sales	34,505
Gross Profit	3,596

Selling, General & Administrative Expenses	1,215
Restructuring Charge (Recovery)	(1,093)
Impairment Charge	130
Operating Income	3,344

Interest Income	153
Other Income	135
Income before Provision for Income Tax	3,632

Income Tax Benefit (provision)	(92)
Net Income	$3,540

There was no tax provision in the reported periods due to the availability of net operating loss carryforwards. The tax provision recorded in 2004 was related to taxes owed as the result of an income tax audit of the 2000 period.

There was no income from discontinued operations for the year ended December 31, 2005.

The Company recorded income from discontinued operations of $748 for the year ended December 31, 2006, respectively. The Company recorded a gain on the sale of the Company’s right to an unsecured claim for $1,250 and other expenses of $342, net of tax of $160.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

On April 17, 2006, the Company received notification that the deed from property associated with the notes receivable had been transferred back to the Company in settlement of the note receivable. The Company expects to sell the property and recoup any associated costs with no significant gain or loss on the transaction. This property is recorded as assets held for sale at December 31, 2006 and a non-current asset of discontinued operations at December 31, 2005. On March 28, 2007 the Company sold the property for a purchase price of $1,192, net of expenses.

12.	Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases with various expiration dates through 2015. Additionally, the Company has certain contingency payment commitments related to the acquisitions made during 2005 and 2006. As of December 31, 2006, future net minimum lease payments and possible contingent obligations were as follows:

(in thousands)
Year Ending December 31,	Capital Leases	Operating Leases	Contingent Payments
2007	$630	$3,993	$1,733
2008	312	4,073	11,182
2009	60	4,182	1,167
2010	16	4,332	302
2011	-	4,005	-
Thereafter	-	6,725	-
Total minimum lease payments	$1,018	$27,310	$14,384

Rent expense for 2004, 2005 and 2006 were $736, $3,342 and $3,885, respectively. Of these amounts $598 were related to discontinued operations in the 2004 period. For the Predecessor, rent expense for the year ended and 2004 and the two months ended February 28, 2005 were $2,432 and $580 respectively.

In February 2004, the Company was served with an adversary complaint in connection with a bankruptcy proceeding, In re: Bridge Information Systems, Inc., Case No. 01-41593, pending in the United States Bankruptcy Court for the Eastern District of Missouri, Eastern District. The adversary complaint is captioned Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA, Case No. 01-41593-293, and alleges that the Chapter 11 Debtors made preferential transfers totaling $6,278,812.54 to Merisel Americas, Inc., and preferential transfers totaling $17,821,740.18 to MOCA (Merisel Open Computing Alliance). The adversary complaint seeks avoidance of these transfers.

The Company believes that MOCA, and not the Company, is responsible for the alleged preferential transfers. Furthermore, counsel to Arrow Electronics, Inc. (“Arrow”), the parent of MOCA, has advised the Company that Arrow has agreed to indemnify the Company with respect to any liability arising from the allegations in the adversary complaint.

In November 2001, Tommy Davis Nathan Cameron and his wife, Lisa Cameron, filed a complaint in the Superior Court, Wake County, North Carolina naming Merisel, Inc., Merisel Properties, Inc., Merisel Americas, Inc. and Brian Goldsworthy as defendants. The plaintiffs allege that Mr. Cameron sustained various physical injuries due to toxic mold at his workplace.

Merisel, Inc. and Merisel Americas, Inc. were dismissed from the action when the court granted summary judgment in their favor. After a March 2006 trial, a jury verdict was rendered against Merisel Properties, Inc. in the amount of $1.8 million, with pre- and post-judgment interest and costs. Merisel Properties, Inc. is currently appealing the verdict.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

To date, the Company’s insurance carrier has provided coverage for costs and expenses incurred in defending this matter. In addition, the insurance carrier has furnished the consideration for the bond required to stay satisfaction of the judgment pending the appeal.

The Company believes that any amounts required to be paid in connection with this matter will be advanced or indemnified by its insurance carrier, and no provision for this litigation has been made in the Company’s financial statements for the year ended December 31, 2006.

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

The Company has entered into employment agreements with certain of its employees, under which terms they are entitled to severance benefits in the event of termination during the contract period. If these agreements had been triggered as of December 31, 2006, the maximum liability would have been $7,397. No amounts have been accrued under these agreements as of December 31, 2006. The Predecessor had no contingent commitments related to employment agreements.

13.	Stock

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.2% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and accrue from the original issue date whether or not declared by the Board of Directors. Accumulated dividends amounted to $8,295, and $10,215 as of December 31, 2005 and 2006, respectively. Approximately 102,000 shares accumulated in association with dividends are stated at $100 per share.
.

At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. A change of control as defined can only occur with board approval, and is therefore within control of the Company. As of December 31, 2006, no redemptions or conversions have been made.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

14.	Employee Stock Options and Benefit Plans

Employee Stock Options and Stock Awards - On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At December 31, 2006, 64,432 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. As of December 31, 2006, 330,000 options remain outstanding under the Stock Award and Incentive Plan.

As of December 31, 2006, 200 options issued to non-employee Directors remain outstanding under the Company’s other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company’s 1992 Stock Option Plan for Non-Employee Directors.

The following summarizes the aggregate activity in all of the Company’s plans for the three years ended December 31, 2006:

	2004		2005		2006
	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price
Outstanding at beginning of year	80,945	18.04	342,380	9.65	330,200	9.17
Granted	300,000	5.56	-	N/A	-	N/A
Exercised	(7,500)	2.00	-	N/A	-	N/A
Canceled	(31,065)	20.59	(12,180)	22.74	-	N/A
Outstanding at end of year	342,380	6.71	330,200	9.17	330,200	9.17
Options exercisable at year end	42,380		180,200		255,200
Weighted average fair value at date of grant of options granted during the year	8.33		N/A		N/A

The fair value of each option granted during 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. There were no stock options granted in 2005 or 2006:

2004
Expected life	5.0
Expected volatility	90.86%
Risk-free interest rate	3.70%
Dividend Yield	0.00%

The predecessor company had no stock option plans.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

The Company awarded 150,000 shares of restricted stock to its Chief Executive Officer in November 2004 under the Stock Award and Incentive Plan. These shares were issued in November 2005. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, is being recorded over the related three-year vesting period starting in November 2004. Compensation expense was $173 and $360 for the years ended December 31, 2006 and 2005 respectively.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $35 for the year ended December 31, 2006.

On May 31, 2006, the Company awarded 20,990 shares of restricted stock to non-management Directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $82 for the year ended December 31, 2006.

On November 28, 2006, the Company awarded 31,653 shares of restricted stock to non-management Directors for services on the Board of Directors during 2005. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded on the date of grant. Compensation expense was $121 for the year ended December 31, 2006.

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $13 for the year ended December 31, 2006.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2005, and changes during the nine months ended December 31, 2006 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2005	75,000	$4.61
Granted	245,643	$4.19
Vested	(69,153)	$4.25
Cancelled	-	-
Nonvested shares at December 31, 2006	251,490	$4.29

As of December 31, 2006, there was $935 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.4 years. As a result and in accordance with adopting SFAS No. 123(R), the Company has reclassified unamortized deferred compensation related to nonvested restricted share based compensation.

Benefit Plan - The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $48, $327 and $602 to the plan during the years ended December 31, 2004, 2005 and 2006, respectively. The contributions to the 401(k) plan were in the form of cash. For the year ended December 31, 2004 and the two months ended February 28, 2005, the Predecessor’s plan contributions were $197 and $44, respectively.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

Stock repurchase program -The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of December 31, 2006, the Company had repurchased approximately 415,800 shares, for an aggregate cost of $874 (including approximately $7 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. No repurchases were made during 2004 or 2005.

15.	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method. There were no dilutive common stock equivalents for the years ended December 31, 2004. In 2004, the Board of Directors of the Company granted 150,000 shares of restricted stock and 300,000 stock options which are dilutive common stock equivalents in the earnings per share calculations for the 2005 results, resulting in an increase in shares outstanding of 30,000. In 2006, the board of directors granted 245,643 shares of restricted stock which along with the 2004 grants are dilutive common stock equivalents in the earnings per share calculations for 2006. The convertible preferred stock is anti-dilutive, and as such, is excluded from diluted earnings per share calculations.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands except share data):

	For the Years Ended December 31,
	Successor
Weighted average shares outstanding	2004	2005	2006
Basic	7,620	7,640	7,744
Diluted	7,620	7,670	7,816

	2004	2005	2006
Income (loss) from operations	$(1,690)	$5,819	$6,307
Preferred stock dividends	1,639	1,774	1,920
Income (loss) to common stockholders	(3,329)	4,045	4,387
Income from discontinued operations	3,540	-	748
Gain (loss) on sale of software licensing business	(2,643)	5,016	-
Net income (loss) available to common stockholders	$(2,432)	$9,061	$5,135

16.	Related Party Transactions

Subsequent to the sale of the software licensing business in 2004, which sale was rescinded in February 2005, it was discovered that the buyer, D&H Services, LLC, was a related party of the Company’s former Chief Executive Officer.

The Company purchased black and white film processing from a business owned by a former shareholder of CEV and employee of the Company. The Company purchased approximately $26 of services from this company for the year ended December 31, 2005. The Company sold approximately $43 of services to this company for the year ended December 31, 2005. The Company had a net account receivable from this company in the amount of $151, which was fully reserved, as of December 31, 2005, which was eventually written off in 2006. No balance exists at December 31, 2006.

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps. The term of the lease is 5 years with a rental rate of $9 per month. Rental expense for the year ended December 31, 2006 was $72.

During the year ended December 31, 2004 and the two months ended February 28, 2005, the Predecessor purchased black and white film processing services from an affiliated company totaling approximately $90 and $1, respectively.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

17.	Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the years ended 2005 and 2006 is presented below (in thousands, except per share amounts):

	2005
	(Successor)
	March 31	June 30	September 30	December 31
Total net revenues	$5,823	$15,372	$19,970	$21,844
Gross profit	3,117	8,428	9,847	12,369
Total operating expenses	2,791	6,288	7,945	9,729
Income tax provision	9	27	27	862
Income from continuing operations	440	2,036	1,755	1,588
Gain (loss) on sale of discontinued operations	2,152	-	3,491	(627)
Net income	$2,592	$2,036	$5,246	$961

Earnings per share (basic):
Income from continuing operations	$0.00	$0.21	$0.17	$0.15
Gain (loss) on sale of discontinued operations	0.28	-	0.46	(0.08)
Net income	$0.28	$0.21	$0.63	$0.07

Earnings per share (diluted):
Income from continuing operations	$0.00	$0.21	$0.17	$0.15
Gain (loss) on sale of discontinued operations	0.28	-	0.46	(0.09)
Net income	$0.28	$0.21	$0.63	$0.06

	2006
(Successor)
March 31		June 30	September 30	December 31
Total net revenues	$21,137	$17,968	$20,677	$24,841
Gross profit	10,763	8,621	10,567	12,344
Total operating expenses	9,300	8,999	9,098	10,555
Restructuring charge	724	-	-	-
Income tax provision	96	(78)	194	(3,492)
Income from continuing operations	468	(351)	1,189	5,008
Gain (loss) on sale of discontinued operations	-	1,003	(19)	(236)
Net income	$468	$652	$1,170	$4,772

Earnings per share (basic):
Income from continuing operations	$0.00	$(0.11)	$0.09	$0.58
Gain (loss) on sale of discontinued operations	0.00	0.13	0.00	(0.03)
Net income	$0.00	$0.02	$0.09	$0.55

Earnings per share (diluted):
Income from continuing operations	$0.00	$(0.11)	$0.09	$0.58
Gain (loss) on sale of discontinued operations	0.00	0.13	0.00	(0.03)
Net income	$0.00	$0.02	$0.09	$0.55

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

In the fourth quarter of 2006, the Company partially released its valuation allowance against deferred tax assets resulting in a net benefit from income taxes of $3,597. During the fourth quarter of 2005, the Company determined that the utilization of its federal net operating loss carryforwards would be limited, and that there were no available net operation loss carryforwards in the state of New York. This resulted in an adjustment of approximately $514 recorded in the fourth quarter of 2005 to true up the Company’s provision for income tax from continuing operations.

In the fourth quarter of 2006, the Company reversed an accrual of $626 because the Company received notice from the vendor that they had forgiven the debt.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this Item is incorporated herein by reference to the Company’s Form 10K A, pursuant to General Instruction G(3) to be filed with the Securities and Exchange Commission on or before April 30, 2007(the “Amendment”). Information related to directors is included in the section entitled “Directors, Executive Officers, and Corporate Governance.” The Company will hold its annual meeting of stockholders prior to June 30, 2007. The Company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors since these procedures were communicated in the Company’s 2006 Proxy Statement for the Annual Meeting of Stockholders held on May 31, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2006, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% owners were complied with.

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which also includes the code of ethics that applies to the Company’s finance professionals as required by SEC rules and regulations. The Code of Business Conduct can be found on the Company’s website www.merisel.com.

Item 11. Executive Compensation

See the information in the section entitled “Executive Compensation” in the Amendment which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement which is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding the shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by the stockholders	330,200(2)	$9.17	64,432(3)

1.	Excludes shares reflected in the first column.
2.	Represents outstanding options granted under the Company’s 1991 Employee Stock Option Plan, 1992 Stock Option Plan for Non-Employee Directors, and 1997 Stock Award and Incentive Plan.
3.	Represents shares available for issuance under the 1997 Stock Award and Incentive Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

See the information set forth in the section entitled “Certain Relationships and Related Transactions and Director Independance” in the Amendment, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
See the information set forth in the section entitled “Principal Accountant Fees and Services” in the Amendment, which is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)List of documents filed as part of this Report:

1.  Financial Statements included in Item 8:

•	Report of Independent Registered Public Accounting Firm.
•	Independent Auditors’ Reports
•	Consolidated Balance Sheets at December 31, 2005 and 2006.
•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006.
•	Predecessor Consolidated Statements of Operations for the year ended December 31, 2004 and for the two months ended February 28, 2005.
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006.
•	Predecessor Consolidated Statements of Changes in Stockholders’ Equity for each of the year ended December 31, 2004 and for the two months ended February 28, 2005.
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006.
•	Predecessor Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the two months ended February 28, 1005.
•	Notes to Consolidated Financial Statements.

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

MERISEL, INC.

Date: April 17, 2007	By:	/s/ Donald. R. Uzzi
Donald R. Uzzi
Title: Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Donald R. Uzzi Donald R. Uzzi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 17, 2007

/s/Jon H. Peterson Jon H. Peterson	Chief Financial Officer (Principal Accounting Officer)	April 17, 2007

/s/Ronald P. Badie Ronald P. Badie	Director	April 17, 2007

/s/Albert J. Fitzgibbons III Albert J. Fitzgibbons III	Director	April 17, 20076

/s/Bradley J. Hoecker Bradley J. Hoecker	Director	April 17, 2007

/s/Edward A. Grant Edward A. Grant	Director	April 17, 2007

/s/Lawrence J. Schoenberg Lawrence J. Schoenberg	Director	April 17, 2007

Index of Exhibits

Exhibit	Description	Method of Filing
2.1
Asset Purchase Agreement dated as of December 24, 2004, as amended, by and among Merisel, Inc., MCEV, LLC, Color Edge Visual, Inc. (“CEV”), Photobition New York, Inc. (“PBNY”) and the direct or indirect shareholders or members of CEV and PBNY signatories thereto.
Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
2.2
Asset Purchase Agreement dated as of December 24, 2004, as amended, by and among Merisel, Inc., MC24, LLC, Comp 24, LLC (“Comp 24”) and the direct and indirect shareholders or members of Comp 24 signatories thereto.
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
Filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
2.5
Amendment and Waiver to Asset Purchase Agreement dated as of March 1, 2005 by and among MC24, LLC, Merisel, Inc. and Comp 24, LLC and the direct and indirect shareholders set forth on the signature pages thereto.
Filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
2.6
Asset Purchase Agreement dated as of July 6, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. (“Crush”) and the shareholders of Crush signatories thereto, as amended by that certain Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, MCRU, Crush and Guy Claudy as Shareholders Representative.
Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.7	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.8	Asset Purchase Agreement dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, Fuel Digital, LLC and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **
3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
*10.1	1991 Employee Stock Option Plan of Merisel, Inc. together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under the 1991 Employee Stock Option Plan.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. **
*10.2	Amendment to the 1991 Employee Stock Option Plan of Merisel, Inc. dated January 16, 1997.	Filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996. **
*10.3	Merisel, Inc. 1992 Stock Option Plan for Non-Employee Directors.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992. **
*10.4	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.5	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
*10.6	Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated September 18, 2001.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001. **
*10.7	Amendment to Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated December 18, 2001.	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
*10.8	Retention Agreement dated as of April 1, 2001 between Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson.	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000. **
*10.9	Promissory Note dated March 17, 1999 between Timothy N. Jenson and Merisel, Inc.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 1999. **
*10.10	Bonus Agreement dated as of August 10, 2000 between Merisel Americas, Inc. and Timothy N. Jenson.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. **
*10.11	Change of Control Agreement dated as of April 27, 2000 between Merisel, Inc., Merisel Americas, Inc. and Allyson Vanderford.	Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
*10.12	Severance Agreement dated as of December 21, 2000 between Merisel Americas, Inc. and Allyson Vanderford.	Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
10.13	Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, LLC.	Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated September 19, 1997. **
10.14	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II., LLC dated as of June 2, 2000.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000. **
10.15	Share Purchase Agreement, dated as of July 2, 2001, by and between Merisel Americas, Inc., and SYNNEX Information Technologies, Inc.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated July 2, 2001. **
10.16	Real Property Purchase and Sale Agreement dated as of December 10, 2001 by and between HD Acquisitions, LLC and Merisel Properties, Inc.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.17	Tenth Amendment to Real Property Purchase and Sale Agreement dated as of May 10, 2002 between DCF I, LLC, the successor in interest to HD Acquisitions, LLC, and Merisel Properties, Inc.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.18	Consent to Assignment of Land Purchase Agreement dated May 10, 2002 between Merisel Properties, Inc., HD Acquisitions, LLC and DCF I, LLC.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.19	Purchase Money Note dated May 20, 2002 issued by DCF I, LLC to Merisel Properties, Inc.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.20	Purchase Money Deed of Trust dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.21	Construction Promissory Note dated May 20, 2002 issued by DCFI, LLC to Merisel Properties, Inc.	Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.22	Deed of Trust and Security Agreement dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.	Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.23	Construction Loan Agreement dated May 20, 2002 between DCF I, LLC, Anthony Dilweg and Merisel Properties, Inc.	Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.24	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. **
*10.25	Amended and Restated First Amendment to Retention Agreement dated as of July 1, 2004 by and among Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. **
*10.26	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Mr. Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
*10.27
Settlement Agreement and Mutual General Release dated as of February 3, 2005 by and between Merisel, Inc., Merisel Americas, Inc. and Timothy Jenson, Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC and TDH Enterprises, LLC.
Filed herewith.
*10.28	Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and Rajiv Garg.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
*10.29	Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and Kenneth Wasserman.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
*10.30	Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and John Sheehan.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.31	Credit Agreement dated as of March 1, 2005 by and among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., MC24, LLC and Amalgamated Bank.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.32	Pledge Agreement, dated as of March 1, 2005, made among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.33	Security Agreement, dated as of March 1, 2005, made by MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and MC24, LLC, in favor of Amalgamated Bank.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.34	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.35	Credit Agreement dated as of March 1, 2005 by and among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., MCEI, LLC, MCEV, LLC and Amalgamated Bank.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.36	Pledge Agreement, dated as of March 1, 2005, made among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.37
Security Agreement, dated as of March 1, 2005 made by MC24, LLC, Merisel, Inc., Merisel Americas Inc., MCEI, LLC, MCEV, LLC, and each of their Subsidiaries from time to time parties thereto, in favor of Amalgamated Bank.
Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.38	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
*10.39	Summary of CFO Compensation.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2005. **
10.40
Amendment No. 1 to Credit Agreement dated as of August 8, 2005 by and among MCRU, Color Edge LLC (formerly known as MCEI, LLC), Color Edge Visual, LLC (formerly known as MCEV, LLC), Comp 24 LLC (formerly known as MC24, LLC), Merisel Americas, Inc. the Company and Amalgamated Bank, entered into in connection with the MCEI/MCEV Credit Agreement.
Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
*10.41	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.
*10.42	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.
10.43	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI).	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2006. **
10.44	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV).	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006. **
*10.45	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **
10.46	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006.**
*10.47	Employment Agreement dated May 1, 2006 between Jon H. Peterson and Merisel, Inc.	Filed herewith.
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
21	Subsidiaries of the Registrant.	Filed herewith.
23	Consent of BDO Seidman, LLP Independent Registered Accounting Firm	Filed herewith.
23.1	Copy of the Consent of Weinick, Sanders & Leventhal, independent registered accounting firm (now defunct) dated July 6, 2005	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
* Management contract or executive compensation plan or arrangement.
** Incorporated by reference.