Form 10-K/A
period 2006-12-31
MERISEL INC /DE/
filed 2007-04-30
CIK 724941

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

Registrant‘s telephone number, including area code: (212) 594-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)of the Exchange Act. Yes ☐ No ☑

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

As of March 30, 2007 the registrant had outstanding 8,013,638 shares of common stock, par value $0.01 per share (the only class of common stock of the registrant outstanding).

Documents Incorporated By Reference
None

TABLE OF CONTENTS

Explanatory Note

Item 10.	Directors, Executive Officers and Corporate Governance
Information Regarding Executive Officers and Directors
Arrangements for Nomination as Directors and Changes in Procedures for Nomination
Certain Legal Proceedings
Section 16(A) Beneficial Ownership Reporting Compliance
Code of Business Conduct
Audit Committee
Compensation Committee Interlocks and Insider Participation

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Executive Compensation Tables
Grants of Plan Based Awards for 2006
Outstanding Equity Awards at December 31, 2006
Options Exercised and Stock Vested in 2006
Pensions Benefits
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
Executive Employment, Termination and Change of Control Arrangements
Compensation of Directors

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services

Item 5.	Market for the Registrant’s Common Equity: Stock Price Performance

Item 15.	Exhibits.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”) of Merisel, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2007 (the “Original Filing”) is being filed to add the disclosures required in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K, all of which are incorporated into the Original Filing by reference, along with the stock performance table required as part of Item 5. All other material in the Original Filing remains in effect.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of those individuals who served as executive officers and directors of the Company as of March 30, 2007.

Name	Age	Position
Donald R. Uzzi	54	Chairman of the Board, Chief Executive Officer and President
Jon H. Peterson (1)	60	Executive Vice President, Chief Financial Officer
Rajiv Garg	47	Executive Vice President of Merisel Americas, Inc.
John Sheehan	52	Executive Vice President, Imaging
Ken Wasserman	47	Executive Vice President, Prototypes
Albert J. Fitzgibbons III (3) (4)	61	Director
Ronald P. Badie (3) (5) (6)	64	Director
Bradley J. Hoecker (3) (4)	45	Director
Edward A. Grant (2) (4)	56	Director
Lawrence J. Schoenberg (2) (3) (4)	74	Director

(1)
Mr. Peterson was named Chief Financial Officer of the Company effective May 1, 2006. Allyson Vanderford served as Chief Financial Officer from May 1, 2005 through April 30, 2006. Her compensation for the year ended December 31, 2006 is included in the tables below.

(2)	Member of Audit Committee. Mr. Grant has served as a member of the Audit Committee since his election to the Board of Directors on May 31, 2006.

(3)	Member of Nominating Committee

(4)	Member of Compensation Committee

(5)	Lead Director

    For each Director of the Company, the following sets forth the name, age as of March 30, 2007, principal occupation for at least the past five years, and the names of any other public companies for which the Director currently serves in directorship capacity:

    Donald R. Uzzi, 54, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005. From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation. From July 1998 to July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation. Prior to 1996, Mr. Uzzi held the position of President of the Gatorade North America division of Quaker Oats.

    Albert J. Fitzgibbons III, 61, has been a member of the Board of Directors since December 1997. Mr. Fitzgibbons is a Partner and Director of Stonington Partners, Inc. and a Partner and Director of Stonington Partners, Inc.,II, positions that he has held since 1994. He served as a Director of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co., from 1988 to 1994 and as a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000. He was a Partner of Merrill Lynch Capital Partners from 1993 to 1994 and Executive Vice President of Merrill Lynch Capital Partners from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to July 1994. Mr. Fitzgibbons is also currently a Director of Obagi Medical Products, Inc.

    Ronald P. Badie, 64, has been a member of the Board of Directors since October 2004. In March 2002, Mr. Badie retired from Deutsche Bank after 35 years of service. At the time of his retirement, he was Vice Chairman of Deutsche Bank Alex. Brown (now Deutsche Bank Securities), the firm’s investment banking subsidiary. Over the years, Mr. Badie has held a variety of management positions with the firm and its predecessor, Bankers Trust Company, in both New York and Los Angeles. Mr. Badie is also currently a Director of Amphenol Corporation, Nautilus, Inc., and Obagi Medical Products, Inc.

    Bradley J. Hoecker, 45, has been a member of the Board of Directors since December 1997. Mr. Hoecker has been a Partner and Director of Stonington Partners and a Partner and Director of Stonington Partners, Inc. II since 1997. Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington Partners since 1993. He was a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000 and was an Associate in the Investment Banking Division of Merrill Lynch Capital Partners from 1989 to 1993. Mr. Hoecker is also currently a Director of Obagi Medical Products, Inc.

    Lawrence J. Schoenberg, 74, has been a member of the Board of Directors since 1990. From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS Computers, Inc., a computer software company. From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS. Mr. Schoenberg retired from AGS in 1992. Mr. Schoenberg is also a Director of Government Technology Services, Inc., a reseller and integrator of information systems for the federal government, and a Director of Cellular Technology Services, Inc., a software company.

    Edward A. Grant, 56, has been a member of the Board of Directors since May 2006. Mr. Grant is a principal and practice director at Arthur Andersen LLP. He has been a partner and professional at Andersen for more than thirty years, serving in a number of management functions. He was an audit partner with the firm for sixteen years, serving as the auditor on numerous public companies. Mr. Grant is a Director of Obagi Medical Products, Inc. and is the Chair of its Audit Committee. Mr. Grant has a bachelor’s and two master’s degrees from the University of Wisconsin-Madison and became a Certified Public Accountant in 1976. He is a past member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountants Society and has served on several civic boards.

Arrangements for Nomination as Directors and Changes in Procedures for Nomination

    Mr. Hoecker and Mr. Fitzgibbons serve as Directors as a result of their nomination by Stonington Partners, which, through its affiliates, is the owner of the Company’s Preferred Stock and more than 50% of the common stock and holds the contractual right to nominate three Directors. No other arrangement or understanding exists between any Director or nominee and any other persons pursuant to which any individual was or is to be selected or serve as a Director. No Director has any family relationship with any other Director or with any of the Company’s executive officers. Mr. Uzzi is an executive officer of the Company.

    The Company has not changed its procedures for the identification, nomination and election of directors since they were described in the Proxy Statement with respect to its Annual Meeting dated May 31, 2006.

The following individuals are the Company’s Named Executive Officers for 2006 and at March 30, 2007

    Jon Peterson, 60, has served as Executive Vice President and Chief Financial Officer of the Company since May 2006. From 2001 until he joined the Company as Vice President-Finance on March 1, 2006, Mr. Peterson served as Vice President of the Jacob Group, a boutique executive search firm, where he headed the finance, accounting and consumer package goods search practice. Mr. Peterson has previously held positions as Vice President of Finance, Treasurer and General Manager with consumer package goods organizations such as PepsiCo and Cott Beverages.

    Rajiv Garg, 47, has served as Executive Vice President of Merisel Americas, Inc. (“Merisel Americas”) since March 2005. Between November 2002 and March 2005, Mr. Garg served as Chief Financial Officer and Managing Partner of Color Edge. Between 1994 and 2000, Mr. Garg served as the head of Global Market Risk Management for Credit Suisse First Boston.

    John Sheehan, 52, has served as Merisel’s Executive Vice President of Sales and Marketing, Imaging, since July 2006. Mr. Sheehan joined Merisel in March 2005 as President of Color Edge, LLC. From December 2002 to March 2005, Mr. Sheehan served as the Managing Partner and Chief Operating Officer of Color Edge, Inc. From March 1999 to December 2002, he served as Managing Director of the New York City office of the London-based Photobition Group from which Color Edge was formed.

    Kenneth Wasserman, 47, has served as Merisel’s Executive Vice President, Prototypes, since June 2006. Mr. Wasserman served as the President of Comp24, LLC from the time that it was acquired by Merisel on March 1, 2005. Mr. Wasserman was the founder and, since 1986, President of the predecessor entity to Comp 24, LLC.

Certain Legal Proceedings

    On May 15, 2001, the SEC filed a civil action (SEC v. Dunlap, S.D. Fla. (Case No. 01-8437) (Middlebrooks)) against Mr. Uzzi alleging violations of the federal securities laws in connection with his role as executive vice president of Sunbeam Corporation. On January 23, 2003, Mr. Uzzi entered into a consent and undertaking (the “Consent and Undertaking”) with the SEC. Pursuant to the Consent and Undertaking, Mr. Uzzi agreed, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment (1) permanently enjoining him from violating Section 17(a) of the Securities Act of 1933 and from violating or aiding and abetting violations of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder and (2) pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act, the payment of a $100,000 civil penalty. The final judgment was entered on January 27, 2003 (the “Final Judgment”).

    As previously disclosed in a Current Report on Form 8-K filed with the SEC on December 22, 2004, the Board of Directors of the Company carefully reviewed the Consent and Undertaking and the Final Judgment prior to hiring Mr. Uzzi, and determined that Mr. Uzzi did not admit or deny liability in the Consent and Undertaking or the Final Judgment, and that the terms of the Consent and Undertaking and Final Judgment did not present a legal obstacle to the Company’s hiring Mr. Uzzi. The Board of Directors further determined that Mr. Uzzi was fit for office.

    There are no other proceedings to which any of our directors or executive officers or any of their associates is a party adverse to the Company or any of its subsidiaries, or has a material interest adverse to the Company or any of its subsidiaries.

Section 16(A) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires that the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2006, it was in compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and 10% owners.

Code Of Business Conduct

    The Board of Directors has adopted and approved the Company’s Code of Business Conduct, a copy of which has been filed with the Commission. All of the Company’s directors, officers and employees are subject to the standards and requirements set forth in the Code of Business Conduct and are required to sign a certificate of compliance. The Code of Business Conduct can be found on the Company’s website www.merisel.com.

Committees of the Board of Directors

Name of Committee and Members	Primary Responsibilities	Number of Meetings in 2006
Audit Committee Edward A. Grant (Chair and Financial Expert effective May 31, 2006) Ronald P. Badie (resigned March 2007) Lawrence J. Schoenberg
• Reviews the Company’s annual and quarterly financial statements and the results of each audit and quarterly review by the Company’s independent accountants.

• Consults and meets with the Company’s independent accountants, Chief Financial Officer and other finance and accounting personnel concerning various matters, including the adequacy of internal controls.

• Selects, determines the compensation of, evaluates and, when appropriate, replaces the Company’s independent accountants.

• Monitors the qualifications and independence of the independent accountants and performance of the Company’s independent auditors.

• Reviews potential conflict of interest situations.

		10
Compensation Committee Lawrence J. Schoenberg (Chair) Albert J. Fitzgibbons III Edward A. Grant Bradley Hoecker
• Establishes policies relating to the compensation of the Company’s executive officers and other key employees.

• Administers the Company’s compensation plans, including employee stock option plans, and makes recommendations to the Board of Directors concerning other compensation matters.

• Annually reviews and makes recommendations to the Board of Directors concerning the compensation of the Chief Executive Officer.

• Determines the compensation of the Company’s other executive officers and key members of management.

• Annually approves the Company’s management bonus plan and makes grants of stock options and other stock-related incentive compensation awards.

		3
Nominating Committee Lawrence J. Schoenberg (Chair) Albert J. Fitzgibbons III Bradley J. Hoecker	• Assists the Board of Directors in identifying, evaluating and recommending candidates for election to the Board of Directors and each committee. • Establishes procedures and provides oversight for evaluating the Board of Directors and management. • Evaluates the size, structure and composition of the Board of Directors and its committees.	1

Audit Committee

The Board of Directors maintains an Audit Committee that is currently comprised of Mr. Grant, who chairs the Committee, and Mr. Schoenberg. The Board of Directors has determined that Messrs. Grant and Schoenberg, both independent Directors as defined in Item 13, are “audit committee financial experts,” as defined by SEC rules. Mr. Badie served as a member of the Audit Committee through 2006 until March 2007, when he resigned from the Committee due to other obligations.

The Board of Directors has adopted a written charter for the Audit Committee setting forth its roles and responsibilities. The Audit Committee Charter was filed as an Exhibit to the Company’s Proxy Statement for its May 31, 2006 Annual Meeting.

The Board has not adopted charters for the Compensation and Nomination Committees.

Compensation Committee Interlocks and Insider Participation

During 2006, Mr. Grant, Mr. Fitzgibbons, Mr. Hoecker and Mr. Schoenberg (and until May 2006, Dr. Arnold Miller) served on the Compensation Committee. No Committee member (i) was an officer or employee of Merisel, (ii) was formerly an officer or employee of Merisel, or (iii) had any relationship requiring disclosure under the SEC’s rules governing disclosure of related person transactions (Item 404 of Regulation S-K). No executive officer of Merisel served as a director or member of the compensation committee of another entity, one of whose directors or executive officers served as a member of our Board of Directors or a member of the Compensation Committee.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

    This Compensation Discussion and Analysis (“CD&A”) addresses our compensation programs and policies for fiscal year 2006 and how they affected our principal executives, including those executives whose compensation is disclosed in the tables beginning on page 16. These principal executive positions include:

    President and Chief Executive Officer

    Executive Vice President and Chief Financial Officer

    Former Chief Financial Officer, through April 30, 2006

    Executive Vice President, Merisel Americas

    Executive Vice President, Sales and Marketing, Imaging

    Executive Vice President, Prototypes

    Together, the incumbents of these six positions represent our Named Executive Officers (“NEOs”) for 2006. In this CD&A we discuss executive compensation broadly applicable to Company executives as well as how those programs and policies specifically affect our NEOs.

    We believe that our employees provide a sustainable long-term competitive advantage. We compete with companies for which graphic arts products are important parts of their businesses to attract and retain executive and employee talent, and the compensation programs and policies we have developed and implemented enable us to compete for such executives and employees.

    Executive compensation programs and policies include the following:

•	Base salary;

•	Annual cash incentive compensation;

•	Equity-based awards; and

•	Perquisite payments (cash payments for relocation and other expenses).

    Our executives also participate in benefit plans, such as the Company’s 401(k), health and life insurance plans, which are generally available to our salaried employees. In special circumstances, such as newly-hired executives or for special retention or recognition, we also provide compensation outside of these regular executive-compensation programs. We discuss in this CD&A special awards that have been made to our NEOs.

Oversight of Executive Compensation

    The Compensation Committee of the Board of Directors determines compensation for all executive officers. The Compensation Committee makes recommendations to the Board of Directors concerning the compensation of the Company’s Chief Executive Officer, determines the compensation of the Company’s President, Chief Operating Officer, Chief Financial Officer and other executive officers, approves on an annual basis the Company’s management bonus plan and makes grants of stock-related incentive compensation awards. In addition, the Compensation Committee also reviews other aspects of compensation, such as deferred compensation plans and health and welfare plans. During 2006, the Compensation Committee consisted of the following Directors: Laurence J. Schoenberg (Chair), Albert J. Fitzgibbons III, Bradley Hoecker and Edward A. Grant. Former Director Dr. Arnold Miller served on the Compensation Committee during the first five months of 2006. Membership on the Committee is determined by the Board. The Committee Chair reports on Committee actions and makes recommendations at Board meetings.

    We describe the responsibilities and functions of the Compensation Committee more fully under the heading “Committees of the Board of Directors” beginning on page 8.

Use of Consultants and Other Advisors

    The Compensation Committee has the authority to engage the services of outside advisors, experts and others to assist it in performing its responsibilities. No outside experts were utilized in 2006.

    Also, the Compensation Committee looks to a group of comparable companies that it believes to be similar to the Company in terms of business characteristics and economics, including companies focusing on graphics services, and which are similarly sized. The Compensation Committee reviews this comparator group periodically, and obtains from their proxy statements data on compensation levels and award practices.

    In addition to the compensation data for these comparator companies, the Compensation Committee relies upon data from various leading compensation surveys as an additional market reference point. The Compensation Committee believes that this survey data, together with the data from the comparator group, accurately defines competitive market compensation levels for executive talent.

    The Compensation Committee reviews compensation and incentives to determine whether they are aligned with the Company’s compensation philosophy and to link the financial interests of our executives with the interests of our shareholders. This involves reviewing the mix of short- and long-term incentive opportunities as they relate to base salaries, our competitive environment and our overall philosophy of having a significant amount of pay at risk.

Executive Compensation Philosophy

    Our compensation philosophy emphasizes pay for performance by targeting base salary midpoints for executives at or below the market median. We target short-term incentive opportunities and equity-based awards at or above the market median. Our goal is to provide an opportunity for total direct compensation that is competitive with the market median. By setting base salaries at or below market median, we believe salaries are sufficient to attract and retain executives but low enough to provide more emphasis on variable compensation.

    Our executive compensation philosophy is designed to:

•	Provide a competitive compensation opportunity to allow us to attract, retain and appropriately motivate key talent;

•
Provide a significant portion of at-risk pay (incentive compensation), so that the actual compensation paid will vary up and down with performance. The portion of pay that is at risk increases for the more senior executive positions; and

•
Align executive and shareholder interests by linking incentive compensation primarily to attaining internal strategic objectives and qualitative financial results. We further enhance the alignment by using equity-based grants. The value that participating executives realize from such grants depends upon the Company’s share price.

Components of the Executive Compensation Program

 Base Salary: Base salaries provide executives with fixed compensation. We set base salaries by starting with salary midpoints which are at or below the competitive market median, and then make adjustments based upon an executive’s individual performance, length and nature of experience, and the performance of the areas for which the executive is responsible. The compensation of newly-hired executives is generally determined based upon the individual’s previous experience and industry standards for compensation paid to employees with comparable responsibilities.

    The base salary levels of executive officers in 2006 were not increased as part of any across-the-board salary increase; however, certain executives received salary increases consisting primarily of merit increases.

    The Compensation Committee evaluates the performance of the CEO and his attainment of the specific strategic targets and earnings objectives set forth in his employment contract, and then makes a recommendation to the Board of Directors. The CEO has responsibility for recommending salary levels of executives other than the CEO and for evaluating their performance under their individualized bonus plan. Senior executives recommend salaries for other personnel and the CEO approves these recommendations before providing them to the Compensation Committee for review.

Short-Term Incentive Plans: Merisel’s bonus plan provides for the payment of cash bonuses based upon the Company’s performance in relation to predetermined financial targets established by the Compensation Committee at the beginning of the year. In addition, all of the Company’s executives have received individualized bonus plans, in which their bonuses are based upon their attaining specific goals that have been pre-established by the Board of Directors. The NEOs’ bonus potential in 2006 ranged between 50% and 100% of their base salaries. The amounts reported in the “Non-Equity Incentive Plan Compensation” column of the summary Executive Compensation Table represent the exact amounts that the NEOs earned under our 2006 short-term incentive plans (“STIPs”).

    In addition, certain management-level employees (with the exclusion of field sales employees, who participate in sales incentive or commission plans) also participate in STIPs. Each year, the Compensation Committee establishes, as part of the Company’s annual operating plan, a potential pool for management STIPs. In 2006, the amount set aside for these STIPs was $2 million. The Committee establishes performance measures and goals applicable to individual employees. While individual plans may have different measures and goals, all of the plans include objective and quantifiable measures, which are reviewed and approved annually by the Compensation Committee.

    At the conclusion of each fiscal year, the Compensation Committee reviews the extent to which actual performance satisfied the defined performance goals contained in each individual STIP. The Company typically pays STIP awards once the prior year’s financial statement audit has been completed and the Compensation Committee has approved amounts to be awarded.

 Individualized STIP: Messrs. Uzzi, Garg, Sheehan, Wasserman and other key employees participated in individualized performance-based bonus plans during 2006. The Compensation Committee approved earnings before interest, taxes, depreciation and amortization (“EBITDA”) goals for Merisel Americas, the Company’s primary operating subsidiary, as the Company-wide performance criterion for the 2006 STIP formulas. In addition, executives who supervised specific subsidiaries had the opportunity to earn bonuses if their subsidiaries reached specific sales and profit targets, irrespective of the Company’s overall profitability.

    There will not be any bonuses awarded to NEOs based upon the Company’s or individual sectors’ 2006 performance. However, executives who supervised certain divisions of the Company did receive 2006 bonuses.

Long-term Incentive Plan: The Compensation Committee believes that equity-based long-term incentives (“LTIs”) should be a key component of the total compensation paid to eligible executives because they: (i) focus key executives and employees on the Company’s long-term financial growth and success, while providing perspective and balance to the Company’s annual goals; and (ii) promote the alignment of shareholder and employee interests. The Compensation Committee also believes that stock-based LTIs serve as a valuable tool in attracting and retaining key employees.

     The Company provides LTIs through its shareholder-approved 1997 Stock Award and Incentive Plan (the “Plan”), which provides the Company with flexibility in awarding equity instruments, such as stock options, stock appreciation rights, restricted stock awards and restricted stock units. The Company reviews and evaluates its options in terms of equity awards, taking into consideration the competitive practices and emerging trends in the marketplace.

    The Compensation Committee and Board of Directors determined that, with respect to the 2006 fiscal year, restricted stock awards vesting over a period of time would be preferable to option awards. While the Company historically granted stock option awards, the Compensation Committee determined, based upon, among other things, a market trend in favor of granting restricted stock awards, that restricted stock awards would incentivized executives and key employees and promote their retention. In 2006, the Company granted restricted stock awards to eighteen executives, including NEOs, and key employees employed in the Company’s various subsidiaries.

    The Company is using, in connection with its 2007 equity grants, the closing price of the Company’s stock on the grant date to determine the value of restricted stock awards.
•
Stock Options: After a cost-benefit analysis, which began in 2005, about stock options versus restricted stock grants, the Compensation Committee decided that it would not award stock options for 2006.

•
Restricted Stock: The Compensation Committee determined that competitive market practices have continued to shift in favor of restricted stock awards. As a result, all 2006 LTIs were made in the form of restricted stock awards.

    Under restricted stock awards, executives and key employees receive shares of the Company’s common stock, but  only earn the stock once restrictions on the awards lapse (if, for example, the recipient remains an employee as of a pre-determined date).

    The annual restricted stock awards made to executives and key employees in 2006 will be fully vested at the end of three years. However, recipients of restricted stock awards have the potential to vest their shares early if the Company undergoes a “change of control,” as defined in the Plan.

    In addition to group awards, restricted stock awards are also used in special circumstances, such as recruiting, for special recognition, and for retaining employees, and may have different vesting conditions. On December 15, 2006, Mr. Jon Peterson received 7,500 shares vesting on May 1, 2007 in connection with his joining the Company as CFO.

Benefits: The Company provides other benefits to executives and employees, including medical and dental plans, death benefits, deferred compensation plans, retirement plans, an employee savings plan, and certain other limited perquisites. The goal of these programs is to provide benefits that are competitive in the marketplace in which we compete for executives and employees. In general, there were no material changes to these benefits during 2006.

Medical and Dental Benefits:  The Company provides medical and dental benefit plans in which substantially all of the Company’s employees are invited to participate.  The Company does not provide any supplemental medical or dental benefits to its NEOs.

Employee Savings Plans:  The Company has qualified Section 401(k) savings plans for employees that are believed to be competitive with those offered by similar companies.  Eligible participants are permitted to make contributions up to IRS limits and the Company matches these contributions up to 50% of the employees contribution up to a maximum contribution of 3%.  The Company’s contributions vest 25% per year.

Perquisites and Other Compensation:  The Company provides perquisites consisting of payments that are negotiated on a case-by-case basis.  In connection with Mr. Uzzi’s hiring, the Company provided a $100,000 relocation allowance in 2005 for his relocation to New York City upon the acquisition of Color Edge.  Upon the acquisition of Color Edge in 2005, the Company provided Messrs. Garg and Sheehan with buyout payments or $40,000 and $25,000 respectively for their predecessor-entity employment contracts. In 2006, Mr. Peterson received a relocation allowance in connection with his hiring.

Additional Executive Compensation Policies and Agreements

In addition to the compensation programs described above, we have adopted a number of policies and agreements to promote the goals of the executive compensation program and strengthen the alignment of shareholder and executive long-term interests. We have employment contracts with Messrs. Uzzi, Sheehan, Garg, Wasserman and Peterson that specify specific salaries, incentive compensation and other compensation and benefits, and which are described in detail under the heading “Termination and Change-of-Control Arrangements.”

Compensation Following Executive Termination or Change in Control

In addition to the provisions of their employment agreements, each of the NEOs received, on December 15, 2006, shares of restricted stock that vest over three years, and which are subject to the Restricted Stock Agreement utilized for substantially all executives and key employees.

To the extent that the stock is unvested, and provided that the recipient remains continuously employed with the Company, the recipient will have the rights of a stockholder with respect to the unvested shares of stock, including without limitation, the right to vote the stock and receive any dividends declared thereon, but will be restricted in his or her ability to transfer the stock. In addition, the stock will be forfeited if the recipient leaves the Company.

Vesting will accelerate in the event of a Change of Control, as defined in the Plan. In the event of a Change of Control, any consideration paid for the Company’s common stock as part of the Change-of-Control transaction will also be paid for the unvested stock, but such consideration will be held in escrow by the Company for up to 180 days after the Change of Control. The recipient will forfeit the consideration if he or she resigns or his or her employment is terminated, other than without cause, during that time period.

For additional details about the CEO’s and NEOs’ employment agreements and benefits, please see the section entitled “Executive Compensation, Termination or Change of Control Arrangements,” which follows the Executive Compensation Tables.

Consideration of Tax and Accounting Treatment on Compensation

To the extent readily determinable, and as one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to the Company and executives of various compensation arrangements. Some types of compensation and their deductibility depend upon the timing of an executives vesting or exercise of previously-granted rights. Furthermore, interpretations of, and changes in, the tax laws effect the deductibility of compensation. To the extent reasonably practicable and within the Committee’s control, the Committee intends to limit executive compensation in ordinary circumstances to that deductible under Section 162(m) of the IRC of 1986. In doing so, the Committee may use alternatives, such as deferring compensation, to qualify executive compensation for deductibility, and may rely upon grandfathering provisions with respect to existing contractual commitments.

Compensation Committee Report

The Compensation Committee of the Board of Directors has furnished the following report:

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with the company’s management. Based on that review and discussion, the Committee has recommended to the Board of Directors that the CD&A be included in the company’s Annual Report on Form 10-K for 2006.

Lawrence J. Schoenberg (Chair)
Albert J. Fitzgibbons III
Bradley J. Hoecker
April 30, 2007	Edward A. Grant

Executive Compensation Tables

The following table sets forth the compensation paid by the Company to the Chief Executive Officer, Chief Financial Officer (current and predecessor) and each of the other three most highly compensated executive officers for services in all capacities to the Company in 2006, except as otherwise indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (1)	Changes in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Donald R. Uzzi Chief Executive Officer and President	2006	392,308	-	178,008	183,617	400,000	-	6,600	1,160,533
Jon H. Peterson (5) Executive Vice President and Chief Financial Officer	2006	168,000	- (7)	35,963	-	-	-	25,395	229,358
Allyson Vanderford (6) Former Chief Financial Officer	2006	77,537	-	-	-	97,500	-	122,369	297,406
John Sheehan Executive Vice President President Color Edge	2006	300,000	-	963	-	150,411	-	6,600	457,974
Rajiv Garg Executive Vice President	2006	325,000	-	963	-	162,945	-	6,600	495,508
Kenneth Wasserman, Executive Vice President President Comp 24	2006	287,500	-	963	-	144,144	-	6,600	438,244

(1)
The cash bonuses paid were based upon the Company’s performance for 2005 in relation to the predetermined financial targets established at the beginning of the year by the Compensation Committee. In accordance with SEC requirements, these amounts are reported in the Non-Equity Incentive Plan Compensation column.

(2)
The dollar amount represents the amount recognized in 2006 for financial-statement reporting purposes in accordance with SFAS No. 123R. The weighted average grant date fair value of the shares was $4.31 and the weighted average period over which that cost is expected to be recognized is 2.4 years.

(3)
The dollar amount represents the amount recognized in 2006 for financial-statement reporting purposes in accordance with SFAS No. 123R. Under SFAS No. 123R, an issuer recognizes the grant date fair value of an award over the requisite service period. For purposes of this calculation, the impact of forfeitures is excluded until they actually occur. None of the Company’s NEOs forfeited options during 2006. We based the fair value of stock awards on the market price of the shares awarded on the date of the determination of eligibility. The weighted average grant date fair value of the shares was $8.33 and the weighted average period over which that cost is expected to be recognized is 1 year.

(4)	The following table sets forth the compensation elements of the “All Other Compensation” column

Executive	Company Contribution to 401(k) Plan ($)	Relocation Allowance ($)	Severance Payment ($)
Donald R. Uzzi	6,600	-	-
Jon H. Peterson	5,209	20,186	-
Allyson Vanderford	6,600	-	115,769
John Sheehan	6,600	-	-
Rajiv Garg	6,600	-	-
Kenneth Wasserman	6,600	-	-

(5)	Mr. Peterson became Chief Financial Officer effective May 1, 2006.

(6)	Ms. Vanderford terminated her employment with the Company effective May 12, 2006.

(7)	Mr. Peterson was guaranteed a bonus of 30% of his base salary for 2006. A bonus of $47,250 will bee paid in 2007

Grants of Plan Based Awards for 2006

								All Other Stock Awards: Number of Shares of Stock or Unit (#)(1)	All other Option Awards: Number of Securities Underlying Option (#)(2)	Exercise or Base Price of Option Awards ($/sh) (2)	Grant Date Fair Value of Stock and Option Awards ($/sh)

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Donald R. Uzzi	12/15/06	-	400,000	400,000	-	-	-	80,000	-	-	3.85
Jon H. Peterson	5/1/06	-	94,500	94,500	-	-	-	7,500 15,000	-	-	7.00 3.85
Allyson Vanderford	12/15/06	-	-	-	-	-	-	-	-	-	-
Rajiv Garg	12/15/06	-	195,000	195,000	-	-	-	15,000	-	-	3.85
John Sheehan	12/15/06	-	180,000	180,000	-	-	-	15,000	-	-	3.85
Kenneth Wasserman	12/15/06	-	172,500	172,500	-	-	-	15,000	-	-	3.85

(1)
Under the Company’s 1997 Stock Incentive Plan, the Company granted restricted shares of its common stock. NEOs earn the shares when their restrictions, but only if they remain employees of the Company at that time, or certain other circumstances apply. Except for the special award of 7,500 shares granted to Mr. Peterson during 2006, the restricted stock award that were granted fully vest at the end of three years.

(2)	Stock options were not granted to any Company personnel during 2006.

Outstanding Equity Awards at December 31, 2006
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald R. Uzzi	75,000 75,000 75,000	25,000 25,000 25,000	-	5.00 8.00 12.00	11/22/2014 11/22/2014 11/22/2014	117,500	424,175	-	-
Jon H. Peterson	-	-	-	-	-	22,500	81,225	-	-
Allyson Vanderford	-	-	-	-	-	-	-	-	-
Rajiv Garg	-	-	-	-	-	15,000	54,150	-	-
John Sheehan	-	-	-	-	-	15,000	54,150	-	-
Kenneth Wasserman	-	-	-	-	-	15,000	54,150	-	-

(1)           Mr. Uzzi’s stock options vest on November 22, 2007.

(2)           Except for the special award of 7,500 shares granted to Mr. Peterson during 2006, which fully vest in one year, the restricted stock awards granted during during 2006  vest over three years.

Options Exercised and Stock Vested in 2006

The following table sets forth, for the year ended December 31, 2006, for each NEO, the number of securities for which options were exercised, the aggregate dollar value realized upon the exercise of these options, the number of shares of stock that have vested, and the aggregate dollar value realized upon vesting of the stock, or upon the transfer of an award for value. There were no options exercised with respect to NEOs during 2006.
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Donald R. Uzzi	-	-	37,500	127,500
Jon H. Peterson	-	-	-	-
Allyson Vanderford	-	-	-	-
John Sheehan	-	-	-	-
Rajiv Garg	-	-	-	-
Kenneth Wasserman	-	-	-	-

Pension Benefits

The Company does not offer pension benefits to its executive officers.

Non-qualified Defined Contribution and other Nonqualified Deferred Compensation Plans

The Company does not offer non-qualified defined contribution or other deferred compensation plans to its executive officers.

Executive Employment, Termination and Change-of-Control Arrangements

Compensation, Termination and Change-of-Control Arrangements for the Company’s CEO

    In November 2004, Donald R. Uzzi was hired to serve as the Company’s Chief Executive Officer and President of the Company under an employment agreement that was amended in March 2006. The employment agreement provides for a three-year term that continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 90 days prior to the expiration of the then-effective term.

    In March 2005, Mr. Uzzi’s base salary increased from $200,000 to $400,000 per year as a result of the acquisitions of Color Edge, Inc., Color Edge Visual, Inc. and Comp 24, LLC. Mr. Uzzi’s base salary will increase to $450,000 when the Company achieves earnings before taxes of at least $12,000,000 on a rolling four-quarter basis, and to $500,000 when the Company achieves earnings before taxes of at least $15,000,000 on a rolling four-quarter basis.

    Mr. Uzzi is also eligible for an annual bonus targeted at 100% of his base salary, which will be awarded when the Company achieves the EBITDA forecasted in the financial plan approved by the Board of Directors and other goals determined by the Board of Directors or Compensation Committee.

    If Mr. Uzzi’s employment is terminated by the Company without “cause,” or by Mr. Uzzi’s resignation for “good reason,” as these terms are defined in the employment agreement, during the one-year period following a change of control of the Company, Mr. Uzzi will be entitled to a lump-sum payment of 24 months of his base salary. If Mr. Uzzi’s employment is terminated due to death or disability, Mr. Uzzi will be entitled to receive his base salary for 60 days following his termination.

    Mr. Uzzi will be entitled to a pro-rata portion of his annual bonus, which will be awarded if the Company satisfies applicable criteria up until the date of termination, for the year in which the termination occurs, if he is: (i) terminated by the Company without cause, (ii) terminated by the Company without cause or resigns for good reason within one year following a change in control; (iii) terminated following the Company’s delivery of a notice of non-renewal, or (iv) terminated due to his death or disability.

    Under the employment agreement, Mr. Uzzi was granted 150,000 restricted shares of the Company’s common stock, along with options to purchase 300,000 shares of the Company’s common stock, the terms and status of which are described in the compensation tables.

    If Mr. Uzzi’s employment is terminated by the Company without cause or due to his death or disability, a pro-rata portion of the unvested restricted shares and options that were scheduled to vest on the next scheduled vesting date following the date of termination will become immediately vested. If Mr. Uzzi’s employment is terminated by the Company without cause or Mr. Uzzi resigns for good reason within one year following a change in control, all outstanding unvested restricted stock options shall fully vest. If Mr. Uzzi’s employment is terminated for cause prior to November 24, 2007, Mr. Uzzi will forfeit all unvested and vested restricted stock and options.

    The employment agreement also contains customary confidentiality, non-compete and non-solicitation provisions.

Compensation, Termination and Change of Control Agreements for the Company’s Other NEOs

    In March 2005, Merisel Americas, a Delaware corporation and the Company’s wholly-owned subsidiary, entered into an employment agreement with Rajiv Garg, under which he is to serve as Merisel Americas’ Executive Vice President. The employment agreement provides for a three-year term that continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 60 days prior to the expiration of the then-effective term.

    Under the employment agreement, Mr. Garg receives a base salary of $325,000 per year. Mr. Garg is also eligible for an annual bonus targeted at 60% of his base salary, which will be awarded when Merisel Americas achieves the EBITDA forecasted in the financial plan approved by the Board of Directors and other goals determined by the Board of Directors or Compensation Committee.

    If Mr. Garg’s employment is terminated by the Company without cause or if he terminates his employment for “good reason,” as defined in the employment agreement, he will be entitled to receive his base salary for the remainder of his three-year employment term, any accrued and unpaid bonus for the year of termination pro-rated through the date of termination, and any other amounts owed to him through the date of termination. If Mr. Garg is terminated for “cause,” as defined in the employment agreement, he will be entitled to his earned and unpaid base salary through the date of termination. If Mr. Garg is terminated due to his death or disability, as defined in the employment agreement, he will be entitled to: (i) a pro-rata portion of his annual bonus for the calendar year in which the termination occurs, based upon the attainment of the applicable criteria up to the date of termination, plus an annual bonus for a completed calendar year, which has accrued but has not yet paid at the time of such termination; and (ii) a continuation of his base salary for 30 days commencing on the date of termination.

    The employment agreement also contains customary confidentiality, non-compete and non-solicitation provisions.

    In March 2005, Merisel Americas entered into an employment agreement with John Sheehan, under which he is to serve as President of Color Edge, LLC, an indirect wholly-owned subsidiary. The employment agreement provides for a five-year term that continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 60 days prior to the expiration of the then-effective term

    Under the employment agreement, Mr. Sheehan receives a base salary of $300,000 per year, which may be increased to $322,500 per year if Merisel Americas attains EBITDA of at least $16,500,000 on a rolling, four-quarter basis, and to $346,688 per year if Merisel Americas attains EBITDA of at least $18,000,000 on a rolling four-quarter basis. Mr. Sheehan also is eligible for an annual bonus targeted at 60% of his base salary, which will be awarded when the Company achieves the EBITDA forecasted in the financial plan approved by the Board of Directors and other goals determined by the Board of Directors or Compensation Committee.

    Except insofar as his agreement is based upon a five-year fixed term, the remaining terms of Mr. Sheehan’s employment agreement are substantially identical to the terms of Mr. Garg’s employment agreement, including customary confidentiality, non-compete and non-solicitation provisions.

    In March 2005, Merisel Americas entered into an employment agreement with Kenneth Wasserman, under which he is to serve as President of Comp 24, LLC, an indirect wholly-owned subsidiary. The employment agreement provides for a five-year term that continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 60 days prior to the expiration of the then-effective term.

    Under the employment agreement, Mr. Wasserman receives a base salary of $287,500 per year, which may be increased to $309,063 per year if Merisel Americas attains EBITDA of at least $16,500,000 on a rolling, four-quarter basis, and to $332,243 per year if Merisel Americas attains EBITDA of at least $18,000,000 on a rolling four-quarter basis. Mr. Wasserman also is eligible for an annual bonus targeted at 60% of his base salary, which will be awarded when Merisel Americas achieves the EBITDA forecasted in the financial plan approved by the Board of Directors and other goals determined by the Board of Directors or Compensation Committee.

    The remaining terms of Mr. Wasserman’s employment agreement are substantially identical to the terms of Mr. Sheehan’s employment agreement.

    On May 1, 2006, the Company entered into an employment agreement with Jon H. Peterson, under which he is to serve as Executive Vice President and Chief Financial Officer of the Company.

    Under the employment agreement, Mr. Peterson receives a base salary of $210,000 per year, and is eligible for an annual bonus targeted at 60% of his base salary, subject to achievement of performance criteria determined by the Company’s Compensation Committee in its sole discretion, such as the Company’s achieving the EBIDTA forecasted in the financial plan approved by the Company’s Compensation Committee, provided that the amount of Mr. Peterson’s bonus for 2006 will be at least 30% of his base salary.

    Mr. Peterson also received a grant of 7,500 restricted shares of the Company’s common stock that will vest on May 1, 2007. If Mr. Peterson is terminated by the Company, other than for cause, as defined in the employment agreement, after a change in control, he will be entitled to a severance payment equal to six (6) months’ base salary.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2006, information relating to the compensation of each Director of the Company who served during the fiscal year who was not a NEO. Compensation received by, or accrued for Mr. Don Uzzi, Chief Executive Officer of the Company and Chairman of the Board of Directors, is fully reflected in the tables set forth above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Edward A. Grant	16,500	16,334	-	-	-	-	32,834
Dr. Arnold Miller	45,500	46,670	-	-	-	-	92,170
Lawrence Schoenberg	51,000	35,003	-	-	-	-	86,003
Ronald A. Badie	47,000	35,003	-	-	-	-	82,003
Albert J. Fitzgibbons III	37,500	35,003	-	-	-	-	72,503
Bradley Hoecker	37,000	35,003	-	-	-	-	72,003

Narrative to Director Compensation Table

    Beginning in 2006, non-employee directors are entitled to receive: a $30,000 annual retainer fee; $1,500 for each Board of Directors meeting attended (or $500 for each telephonic meeting additional to the four telephonic meetings per year included in the annual retainer); $2,000 per quarter for acting as the Chairman of the Audit Committee; $1,000 per quarter for acting as the Chairman of any other Committee; $1,250 per quarter for acting as Lead Director (a position created in the third quarter of 2005); $500 for each Committee meeting attended; plus reimbursement for travel expenses incurred in attending Board of Directors and Committee meetings.

    In addition, non-employee directors were entitled to receive 4,000 shares of fully vested stock for service in 2005. After 2005, non-employee directors were entitled, upon election, to an annual grant of restricted stock with a fair market value of $28,000, as determined as of the date of the Compensation Committee meeting, which will vest on the first anniversary of the grant. If a director leaves for any reason, other than change of control, prior to vesting, all unvested shares are forfeited. New or substituted securities or other property will be substituted for unvested shares in the event of a consolidation, merger or sale of all, or substantially all, of the assets of the Company.

    Non-employee directors are also permitted to elect to be compensated for up to 25 percent of their annual retainer fee in shares of the Company’s common stock, the value of which will be determined with reference to the market price of the Company’s common stock as of the first day of the quarter following each annual shareholder meeting.

    The Company does not have a uniform policy or agreement concerning payments to directors upon their departure from the Board. Dr. Arnold Miller retired from the Board of Directors effective May 31, 2006, and, on April 26, 2006, the Board voted to award him 4,198 shares of Common stock, with a market value of $28,000 as of the date of the meeting, a $45,500 fee, and a $50,000 consulting contract for the 2007 calendar year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information regarding the Company’s stock-based compensation plans was included in Item 12 of the Form 10-K filed on April 17, 2007.

    The following table sets forth, as of March 30, 2007, certain information regarding the beneficial ownership of the Company’s common stock by each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding common stock as of such date, each director, each NEO, and all directors and executive officers as a group. Unless otherwise indicated, the stockholders have sole voting and investment power, subject to community property laws, where applicable, with respect to shares beneficially owned by them.

	Shares Beneficially Owned
Name	Number	Percentage
Phoenix Acquisition Company II, L.L.C. (1) (14)	6,440,920	66.33%
540 Madison Avenue, 25th Floor
New York, NY 10022
Gary Furukawa (2)	771,071	7.94%
1191 Second Avenue, Suite 2100
Seattle, WA 98101
Ronald P. Badie (4)	9,689	*
Albert J. Fitzgibbons III (3)(5)	9,689	*
Edward Grant (6)	4,198	*
Bradley J. Hoecker (3) (7)	9,689	*
Lawrence J. Schoenberg (8)	45,847	*
Donald R. Uzzi (9)	455,000	4.69%
Jon H. Peterson (10)	22,500	*
Rajiv Garg (11)	15,000	*
John J. Sheehan (12)	15,000	*
Kenneth Wasserman (13)	15,000	*
All Directors and Executive Officers as a Group (10 Persons)	601,612	6.20%

*Represents less than 1%

(1)
All information regarding share ownership is taken from, and furnished in reliance upon, the Schedule 13D filed by Phoenix Acquisition Company II, L.L.C. (“Phoenix”) pursuant to Section 13(d) of the Securities Exchange Act of 1934. Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”) is the sole member of Phoenix. Stonington Partners, L.P. (“Stonington LP”) is the general partner of the Fund, and Stonington Partners, Inc. II (“Stonington II”) is the general partner of Stonington LP. The Fund is managed by Stonington. The following individuals are the directors and/or officers of Stonington and Stonington II and have shared voting and dispositive powers with respect to the common stock held by Phoenix: Alexis P. Michas, James J. Burke, Jr., Albert J. Fitzgibbons III, and Bradley J. Hoecker. Stonington LP, Stonington II, Stonington and each of the directors and officers of Stonington II and Stonington disclaim beneficial ownership of these shares. The business address of Phoenix, Stonington and their directors and officers is 540 Madison Avenue, 25th Floor, New York, New York 10022.

(2)	All information regarding share ownership is taken from, and furnished in reliance upon, the Schedule 13D filed by Mr. Furukawa pursuant to Section 13(d) of the Securities Exchange Act of 1934.
(3)
Messrs. Fitzgibbons and Hoecker are directors or partners of certain affiliates of Phoenix and, therefore, may be deemed to beneficially own the 6,440,920 shares of common stock beneficially owned by Phoenix. Both Messrs. Fitzgibbons and Hoecker disclaim such beneficial ownership. The address of Messrs. Fitzgibbons and Hoecker is the same as that given for Phoenix.

(4)	Includes 5,491 shares of common stock and 4,198 shares of unvested restricted stock issued on December 15, 2006.
(5)	Includes 5,491 shares of common stock and 4,198 shares of unvested restricted stock issued on December 15, 2006.
(6)	Includes 4,198 shares of unvested restricted stock issued on December 15, 2006.
(7)	Includes 5,491 shares of common stock and 4,198 shares of unvested restricted stock issued on December 15, 2006.
(8)
Includes 41,549 shares of common stock, 4,198 shares of unrestricted stock issued on December 15, 2006, and 100 shares issuable with respect to stock options exercisable within 60 days after March 30, 2007.

(9)	Includes 150,000 shares issuable with respect to stock options exercisable within 60 days of March 30, 2007.
(10)	Includes 22,500 shares of unvested restricted stock issued on December 15, 2006.
(11)	Includes 15,000 shares of unvested restricted stock issued on December 15, 2006.
(12)	Includes 15,000 shares of unvested restricted stock issued on December 15, 2006.
(13)	Includes 15,000 shares of unvested restricted stock issued on December 15, 2006.
(14)	Includes 1,440,920 shares of common stock into which the convertible preferred stock beneficially owned by Phoenix is convertible within 60 days of March 30, 2007.

Item 13. Certain Relationships, Related Transactions and Director Independence

    There are no family relationships among any of the directors or executive officers of the company.

    In March 2006 the Company entered into indemnity agreements (the “Indemnity Agreements”) with all of its directors, Mr. Uzzi and Mr. Peterson. The Indemnity Agreements provide that the Company will indemnify each party (the “Indemnitee”) against expenses and damages in connection with claims relating to the Indemnitee’s service to the Company, to the fullest extent permitted by the Company’s bylaws and Delaware’s General Corporation Law (“DGCL”)

    The Indemnity Agreements provide that the Company will pay the expenses of the Indemnitee incurred in any such proceedings prior to final disposition of the claim, without regard to Indemnitee’s ability to repay the expenses or ultimate entitlement to indemnification under other provisions of the Indemnity Agreements. However, by executing and delivering the Indemnity Agreement, the Indemnitee undertakes to repay an advance to the extent it is ultimately determined that the Indemnitee was not entitled to indemnification.

    The Indemnity Agreements specify certain procedures and assumptions that will apply in connection with requests for indemnification and advancement of expenses, and require that the Company maintain fiduciary liability insurance for directors, officers, employees and other agents of the Company. The rights provided to the Indemnitees under the Indemnity Agreements are additional to any other rights they may have under the Company‘s certificate of incorporation, bylaws, agreements, applicable laws, vote of stockholders or resolution of the directors, and so forth.

    Certain members of the Company’s Board of Directors currently serve on boards of other public and private companies, including Obagi Medical Products, Inc., which are also under the control of Stonington Partners or its affiliates. These entities may be considered to be under “common control” with the Company.

Director Independence

The Board of Directors has determined that the Company is a “controlled company” under the NASD’s rules because more than 50% of the Company’s common stock is held by one entity, Phoenix Acquisition Company II, L.L.C., an affiliate of Stonington Partners, Inc. Accordingly, the Company is not required to, and, in fact, does not have a majority of independent directors on its Board, nor does it have compensation or nominating committees comprised solely of independent directors. The Board of Directors has determined that Messrs. Badie, Grant and Schoenberg meet the independence requirements of the SEC and NASD.

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services rendered by BDO, the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2006 and 2005, review of the quarterly financial statements for 2006 and 2005 and fees billed for other services rendered by BDO in 2006 and 2005.

	2006	2005
Audit fees (1)	$204,000	$275,000
Audit-related fees (2)	102,000	145,000
Tax fees (3)	-	15,000
All other fees	-	-

Total	$306,000	$435,000

(1) Audit fees for 2005 are only related to services provided by BDO. Certain amounts paid related to work performed by the Company’s former accounting firm, Deloitte & Touche, LLP, during 2004 are not reflected in the table.
(2)
The 2006 billings relate to the 2005 audit of the employee benefit plan and review of comment letters received from the SEC. The 2005 billings relate to the 2004 audit of the employee benefit plan. The 2005 billings relate to audits performed in connection with the acquisitions of Color Edge, Comp 24 and Crush Creative.

(3)	Tax fees relate to various tax consulting and planning services.

    In accordance with existing audit committee policy and the more recent requirements of the Sarbanes-Oxley Act, all services to be provided by BDO are subject to pre-approval by the Audit Committee. This includes audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full audit committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget. In other cases, the audit committee has delegated authority to Mr. Edward A. Grant to pre-approve additional services, which then is to be communicated to the full audit committee. All of the fees listed above have been approved by the Audit Committee.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities: Stock Performance

    The following graph compares the total cumulative stockholder return on the Company’s common stock for the five-year period ended December 31, 2006 to that of the Russell 2000 Index, a broad-based market index representing small-cap stocks, and a peer group (the “Peer Group”) of common stocks that includes the Company and three other companies selected because their businesses are comparable. The Company intends to continue to evaluate and identify companies that are appropriate for including in the Peer Group.

    In this graph, Schawk, Inc., Consolidated Graphics, Inc., Multi-Color Corporation and the Company comprise the Peer Group. The graph assumes that the value of an investment in common stock and in each such index was $100 on December 31, 2001, and that all dividends have been reinvested. Cumulative total stockholder return consists of change in stock price and cumulative dividends, assuming dividend reinvestment.

    The relative performance of the Company’s common stock, the Russell 2000 Index, and the Peer Group is as follows:

NAME	2001	2002	2003	2004	2005	2006
MERISEL, INC.	100.00	115.15	358.18	363.64	460.61	218.79
RUSSELL 2000 INDEX	100.00	78.42	114.00	133.38	137.81	161.24
PEER GROUP	100.00	103.65	156.74	201.73	238.33	265.97

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: April 30, 2007	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman, Chief Executive Officer and President

INDEX OF EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith