Form 10-Q
period 2007-03-31
MERISEL INC /DE/
filed 2007-05-15
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ LARGE ACCELERATED FILER, ☐ ACCELERATED FILER, ☒ NON-ACCELERATED FILER

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 15, 2007 the registrant had outstanding 8,013,638 shares of common stock, par value $0.01 per share (the only class of common stock of the registrant outstanding).

MERISEL, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “will,” “estimates,” “plans,” “intends,” and similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements reflect current views about the plans, strategies and prospects of Merisel, Inc. (the “Company”), and are based upon information currently available to the Company and on current assumptions. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, the following:

•	the implementation of the Company’s business strategies and goals;

•	the integration of past and future acquisitions;

•	the Company’s dependence on its senior management and key personnel and its ability to attract and retain additional qualified personnel;

•	the Company’s ability to expand its business, through, among other things, future acquisitions;

•	a deterioration in general economic conditions;

•	competitive pricing and other competitive pressures in the graphic image arts industry;

•	changes in technology, resulting in obsolescence;

•	the Company’s involvement in litigation as a defendant or its incurring judgments, fines or legal costs;

•	the loss of significant customers; and

•	other risks detailed in “Business - Risk Factors” in the Company’s most recent Annual Report on Form 10-K on file with the SEC.

In evaluating these forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in the Company’s other reports and documents filed with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on these forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 31, 2007	December 31, 2006
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$9,423	$6,464
Accounts receivable, net of allowance of $709 and $977, respectively	19,854	22,232
Inventories	1,788	2,135
Prepaid expenses and other current assets	1,389	718
Deferred tax asset	2,457	2,431
Asset held for sale	-	914
Total current assets	34,911	34,894

Property and equipment, net	8,352	8,355

Restricted cash	3,176	3,719
Other assets	98	425
Intangible assets, net	7,978	8,354
Trademarks	10,609	10,609
Goodwill	17,697	17,058
Deferred tax asset	575	1,166

Total assets	$83,396	$84,580

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$2,628	$3,227
Accrued liabilities	5,227	6,955
Capital lease obligations, current maturities	532	630
Installment notes, current maturities	695	596
Total current liabilities	9,082	11,408

Note payable, bank	8,630	8,630
Capital lease obligations, less current maturities	279	388
Installment notes, less current maturities	726	876
Other liabilities	645	598
Total liabilities	19,362	21,900

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 150,000 shares issued and outstanding	25,719	25,215
Common stock, $.01 par value, authorized 30,000,000 shares; 8,429,518 issued and 8,013,638 outstanding	84	84
Additional paid-in capital	273,651	273,957
Accumulated deficit	(234,546)	(235,702)
Treasury stock at cost, 415,880 shares repurchased	(874)	(874)
Total stockholders’ equity	64,034	62,680

Total liabilities and stockholders’ equity	$83,396	$84,580

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net sales	$23,934	$21,137

Cost of sales	11,579	10,374

Gross profit	12,355	10,763

Selling, general & administrative expenses	10,432	9,300
Restructuring charge	-	724

Operating income	1,923	739

Interest expense, net	164	175

Income from continuing operations before provision for income tax	1,759	564

Income tax provision	753	96

Income from continuing operations	1,006	468

Income from discontinued operations, net of taxes	150	-
Net income	1,156	468
Preferred stock dividends	504	466
Net income available to common stockholders	$652	$2

Net income per share (basic and diluted):
Net income from continuing operations available to common stockholders	$0.06	$0.00
Income from discontinued operations, net of taxes	0.02	0.00
Net income available common stockholders	$0.08	$0.00
Weighted average number of shares
Basic	7,762	7,774
Diluted	8,014	7,805

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2007	2006
CONTINUING OPERATIONS	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,156	$468
Less: income from discontinued operations	150	-
Net income from continuing operations	1,006	468
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	198	89
Deferred occupancy costs	47	48
Deferred income taxes	565	-
Depreciation and amortization	1,008	448
Changes in operating assets and liabilities:
Accounts receivable	2,378	871
Inventories	347	(63)
Prepaids and other current assets	(344)	(1,004)
Restricted cash	543	(16)
Accounts payable	(599)	865
Accrued liabilities	(1,840)	(2,235)
Net cash provided by (used in) operating activities	3,309	(529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(639)	(385)
Capital expenditures	(629)	(177)
Net cash used in investing activities	(1,268)	(562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(207)	(141)
Bank debt repayments	(51)	(245)
Net cash used in financing activities	(258)	(386)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	1,783	(1,477)

DISCONTINUED OPERATIONS
Cash provided by discontinued operations	1,176	-
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	1,176	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,959	(1,477)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,464	12,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,423	$11,071

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:
	For the Three Months Ended March 31,
Cash paid during the period for:	2007	2006
Income taxes	$110	$2,350
Interest expense	212	301
Non-cash investing and financing activities:
Preferred dividends accumulated	504	466

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

1. Description of Business

On May 5, 2006, the Company acquired substantially all of the assets of Dennis Curtin Studios, Inc. (“DCS”), a Los Angeles-based corporation. On May 10, 2006, the Company acquired all of the stock of Advertising Props, Inc. (“AdProps”), an Atlanta-based corporation. DCS and AdProps are in the commercial prototype business, providing prototypes, sales samples, props and color-corrected television packaging to consumer-products companies and advertising agencies. They also provide clients with other end-to-end complementary services for file editing, film separation, printing, airbrushing, die cutting, foil stamping, embossing and laminating.

On October 1, 2006, the Company acquired substantially all of the assets of Fuel Digital, Inc. (“Fuel”), a New York-based visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing, and exhibit and display solutions.

The Company and its subsidiaries operate in a single reporting segment. The acquisitions of the Company’s seven operating entities are referred to below as “Acquisitions.”

2. Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of Merisel as of March 31, 2007, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2007.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

3.	New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted FIN 48 on January 1, 2007, as of which, we had no uncertain tax positions. We recognize interest and penalties, if any, as part of our provision for income taxes in our Consolidated Statements of Operations. We file a consolidated U.S. federal income tax return as well as unitary and combined income tax returns in several state and municipal jurisdictions, of which New York State and New York City are the most significant.

4.	Discontinued Operations

In August 2004, the Company sold its software licensing business to D&H, at which time it was determined to represent this business as a discontinued operation. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows.

The sale was rescinded in February 2005. However, since the operations of the business permanently ceased as of the date of the sale, results related to the liquidation of this business will continue to be presented as a discontinued operation. See Note 11 “Related Party Transactions.”

On April 17, 2006, the Company was notified that the deed from real property associated with the notes receivable has been transferred back to the Company in settlement of the note receivable. This real property was recorded as assets held for sale at December 31, 2006. On March 28, 2007 the Company sold the property for a sale price of $1,192, net of expenses. The Company recorded income from discontinued operations of $150, consisting of the sale price of $1,192 net of cost basis of $914 and taxes of $112 and other expenses of $16 for the three months ended March 31, 2007.

There was no income from discontinued operations for the three months ended March 31, 2006.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

5.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allocation of purchase price, including the estimation of asset lives, related to acquired entities and certain amounts related to restructuring and wind-down activities recorded in accrued liabilities.

6.	Restructuring Charge

During the first quarter of 2006 the Company commenced a reorganization plan related to the operations of its wet processing film business. This reorganization resulted in the elimination of approximately 25 full-time positions within that quarter. In addition, a restructuring charge of $724 related primarily to severance and employee benefits for a key individual was recorded in the first quarter of 2006. As of March 31, 2007, all of the restructuring costs have been paid in full.

7.	Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$1,192	$1,357
Work in process	607	789
Reserve for obsolescence	(11)	(11)
Total inventory, net	$1,788	$2,135

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

8.	Stock-Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel, Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants. The Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited. At March 31, 2007, 64,432 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

As of March 31, 2007, 330,000 options remain outstanding under the Stock Award and Incentive Plan. As of March 31, 2007, 200 options issued to non-employee Directors remain outstanding under the Company’s other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company’s 1992 Stock Option Plan for Non-Employee Directors.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123(R) is a revision to SFAS No.123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No.123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The adoption of SFAS No. 123(R) on January 1, 2006 resulted in an increase of approximately $50 and $46 in selling, general, and administrative expenses during the three months ended March 30, 2007 and 2006, respectively. As of March 31, 2007, there was $134 of total unrecognized compensation costs related to stock-based employee compensation expense. That cost is expected to be recognized over a weighted average period of approximately one year.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	2006
	Shares	Weighted Average Exer. Price
Outstanding at December 31, 2006	330,200	9.17
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding atMarch 31, 2007	330,200	9.17
Options exercisable at March 31, 2007	255,200	9.42
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/07	In Years	Price	at 3/31/07	Price

$18.75	200	1	$18.75	200	$18.75
$17.50	30,000	5	$17.50	30,000	$17.50
$5.00 to $12.00	300,000	9	$8.33	225,000	$8.33

$5.00 to $18.75	330,200			255,200

As of March 31, 2007 there were 75,000 options that were not vested.  Additionally, there is no intrinsic value related to the shares either exercisable or expected to be exercised as of March 31, 2007.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The Company awarded 150,000 shares of restricted stock to its Chief Executive Officer in November 2004 under the Stock Award and Incentive Plan. These shares were issued in November 2005. Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, is being recorded over the related three-year vesting period starting in November 2004. Compensation expense was $43 for the three months ended March 31, 2007 and 2006 respectively.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $10 for the three months March 31, 2007.

On May 31, 2006, the Company awarded 20,990 shares of restricted stock to non-management Directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $35 for the three months March 31, 2007.

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $60 for the three months March 31, 2007.

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2007, and changes during the three months ended March 31, 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2005	251,490	$4.29
Granted	-	-
Vested	-	-
Cancelled	-	-
Nonvested shares at December 31, 2006	251,490	$4.29

As of March 31, 2007, there was $787 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
Accrued liabilities:
Compensation and other benefit accruals	$3,189	$4,576
State and local sales taxes and other taxes	501	526
Other accruals	1,537	1,853
Total accrued liabilities	$5,227	$6,955

10.	Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time. As of March 31, 2007, the Company had repurchased 415,880 shares, for an aggregate cost of $874 (including approximately $7 in brokerage commissions), which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. As of March 31, 2007, repurchases of 5,900 shares for a cost of $23 have been made under the $2,000 buyback, while 409,980 shares for a cost of $851 were made under prior authorizations.

11.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps. The term of the lease is 5 years with a rental rate of $9 per month. Rental expense for the three months ended March 31, 2007 was $9.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

12.	Commitments and Contingencies

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

The Company believes that any amounts required to be paid in connection with this matter will be advanced or indemnified by its insurance carrier, and no provision for this litigation has been made in the Company’s financial statements for the year ended March 31, 2007.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

13.	Acquisitions

(a)  Effective May 5, 2006, the Company completed the acquisition of DCS, a Los Angeles-based commercial prototype company providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging.

(b) Effective May 10, 2006, the Company completed the acquisition of AdProps, an Atlanta-based commercial prototype company providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging.

(c) Effective October 1, 2006, the Company completed the acquisition of Fuel, a New York-based privately-held company. Fuel is a visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions.

The Company has deposited $938 into an escrow account due to a holdback clause in the asset purchase agreement. Approximately $625 of the holdback amount was released to the seller in February 2007 upon the delivery of the closing date balance sheet resulting in an increase in goodwill. The remaining $313 will be released to the seller in October 2007 provided the Company has no claims against the funds in accordance with the asset purchase agreement. As of March 31, 2007, the $313 was excluded from the purchase price and will be adjusted when the holdback is released to the seller. The Company incurred an additional cost of $14 in acquisition related professional fees resulting in an increase in goodwill.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

14.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	March 31, 2007	December 31, 2006
Customer relationships	$3,354	$3,415
Non-compete agreements	2,946	3,172
Software licenses	1	4
Employee agreements	513	557
Trade know-how	1,164	1,206
Total	$7,978	$8,354

Amortization expense relating to intangible assets was $376 and $289 for the three months ended March 31, 2007 and 2006 respectively, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended March 31,
Amount
2008	$1,494
2009	1,493
2010	1,401
2011	657
2012	478
Thereafter	2,455
Total	$7,978

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

15.	Income Taxes

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income. The annual limitation was determined by multiplying the value of the Company’s equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. The Company adjusted its deferred tax asset to reflect the estimated limitation. At March 31, 2007, the Company had available U.S. Federal net operating loss carryforwards of $250,378 which expire at various dates beginning December 31, 2011. As of March 31, 2007, $50,382 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $199,996 is not restricted. The restricted net operating loss is subject to an annual limitation of $7,476. At March 31, 2007, the Company had available California net operating loss carryforwards of $3,915 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2006, based on operating results in 2005 and 2006 and, based on a three-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $3,597 at December 31, 2006. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

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

All of the acquired businesses operate as a single reportable segment in the graphic imaging industry, and the Company is subject to the risks inherent in that industry. For a discussion of these risks, see the Company’s filings with the SEC, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or in per share data)

The Company reported net income available to common stockholders of $652, or $0.08 per share for the three months ended March 31, 2007. This compares with net income available to common stockholders of $2, or $0.00 per share for the comparable 2006 period. Net income for the three months ended March 31, 2007 includes income of $150, or $.02 per share from discontinued operations. There was no income from discontinued operations for the three months ended March 31, 2006.

Three Months Ended March 31, 2007 as Compared to the Three Months Ended March 31, 2006.
For the purposes of the following table and the following discussion, “Existing Operations” refers to the Company’s businesses acquired during the fiscal year ended December 31, 2005, and “Expanded Operations” represents businesses that were acquired during the fiscal year ended December 31, 2006, specifically Fuel Digital and AdProps.

	2007			2006
	Existing Operations	Expanded Operations	Total Operations	Existing Operations	Expanded Operations	Total Operations
Net sales	$19,906	$4,028	$23,934	$21,137	$-	$21,137
Gross profit	10,087	2,268	12,355	10,763	-	10,763
Selling, general, and administrative	8,799	1,633	10,432	9,300	-	9,300
Restructuring charge	-	-	-	724	-	724
Interest expense, net	167	(3)	164	175	-	175
Income taxes	480	273	753	96	-	96
Discontinued Operations, net of taxes	150	-	150	-	-	-
Net Income	$791	$365	$1,156	$468	$-	$468

Net Sales - Net sales were $23,934 for the three months ended March 31, 2007 compared to $21,137 for the three months ended March 31, 2006. The increase of $2,797 or 13.2% was from net sales from expanded operations of $4,028. Revenues from existing operations decreased $1,231 or 5.8% to $19,906 for the three months ended March 31, 2007 from $21,137 for the three months ended March 31, 2006. The decrease in net sales from existing operations was primarily due to exiting the conventional wet film processing business at the end of 2006.

Gross Profit - Gross profit was $12,355 for the three months ended March 31, 2007 compared to $10,763 for the three months ended March 31, 2006. The increase of $1,592 or 14.8% was from gross profit from expanded operations of $2,268. Gross profit from existing operations decreased $676 or 6.3%. The majority of this decrease was due to the elimination of revenues and associated gross profit from the wet film processing business. Gross profit as a percentage of sales, or gross margin, increased to 51.6% for the three months end March 31, 2007 from 50.9% for three months ended March 31, 2006. The increase in gross margin is attributable to higher gross margins (56.3%) in the expanded (acquired) operations. Gross margin from existing operations remained consistent at 50.6% for the three months ended March 31, 2007 as compared to 50.9% for the three months ended March 31, 2006.

Selling, General and Administrative - Selling, general and administrative expenses increased to $10,432 for the three months ended March 31, 2007 from $9,300 for the three months ended March 31, 2006. The increase in selling, general and administrative expenses of $1,132, or 12.2%, is due to selling, general and administrative expenses from expanded operations of $1,633. Selling, general and administrative expenses from existing operations decreased $501 or 5.4% due to decreased personnel costs. Selling, general and administrative expenses as a percentage of sales improved modestly at 43.6% for the three months ended March 31, 2007 compared to 44.0% for the three months ended March 31, 2006.

Interest Expense, Net - Interest expense decreased to $164 in the three months ended March 31, 2007 from $175 in the three months ended March 31, 2006. The decrease was due primarily to a reduction in the balance of term notes partially offset by a decrease in interest income on short-term investments and escrow accounts.

Income Taxes - The Company recorded an income tax provision of $753 in the three months ended March 31, 2007 compared to a provision of $96 in the three months ended March 31, 2006. Income tax expense in the current quarter is recorded at an effective tax rate of 42.8% due to the release of a valuation allowance on our deferred tax asset that was booked in the fourth quarter of 2006. This 42.8% rate compares to a 17.0% tax rate in the first quarter of 2006. This difference in rates is due to the fact that there was a full valuation allowance recorded on our deferred tax asset at March 31, 2006.

Discontinued Operations - Income from discontinued operations for the three months ended March 31, 2007 was $150 related to the sale of property for a purchase price of $1,192 net of cost basis of $914 and taxes and other expenses of $128. There was no income from discontinued operations for the three months ended March 31, 2006.

Net Income Available to Common Shareholders - As a result of the above items, the Company had net income of $652 for the three months ended March 31, 2007 compared to income of $2 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $3,309 during the three months ended March 31, 2007. The primary sources of cash were net income from continuing operations of $1,006 increased by depreciation and amortization expense of $1,008 and a decrease in deferred taxes of $565 and a decrease of $2,378 in accounts receivables. A decrease in accrued expenses offset the increase in cash by $1,840.

Net cash used by operating activities was $529 during the three months ended March 31, 2006. The primary uses of cash were $1,004 used for prepaid expenses and $2,236 of accrued expense payments. These uses were offset by decreased accounts receivable of $871 and increased accounts payable in the amount of $864.

For the three months ended March 31, 2007, net cash used in investing activities was $1,268 which consisted of $640 used for acquisition related expenditures and 628 of capital expenditures.

For the three months ended March 31, 2006, net cash used in investing activities was $562 which consisted of $385 used for acquisition related expenditures and $177 of capital expenditures.

For the three months ended March 31, 2007 and 2006, net cash used in financing activities was $258 and $386, respectively, related to repayments of installment notes and capital lease payments.

Financing Sources and Capital Expenditures

At March 31, 2007, the Company had cash and cash equivalents of $6,464 and debt of $10,862.

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for an installment note in the amount of $500 with quarterly installment payments of $42 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500 secured by the accounts receivable of Comp 24, formerly MC24, LLC. Balances of $167 and $208 were outstanding under the installment note, at March 31, 2007 and December 31, 2006, respectively. A balance of $530 was outstanding under the revolving credit agreement at March 31, 2007 and December 31, 2006.

The second credit agreement provides for an installment note in the amount of $2,000 with quarterly installment payments of $100 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC. The revolving credit facility agreement was amended on August 8, 2005 in connection with the Crush acquisition to increase the borrowing capacity to $14,000. Balances of $1,200 were outstanding under the installment notes at March 31, 2007 and December 31, 2006. A balance of $8,100 was outstanding under the revolving credit agreement at notes at March 31, 2007 and December 31, 2006.

Both agreements provide for interest at the greater of (a) the Prime Rate in effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of March 31, 2007.

In connection with the acquisition of Crush Creative, Inc., the Company assumed interest free installment notes with a balance of $6 and $9 outstanding at March 31, 2007 December 31, 2006, respectively.

In connection with the Advertising Props acquisition, the Company assumed certain installment notes with a balance of $48 and $55 outstanding at March 31, 2007 December 31, 2006, respectively.

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.2% of the Company's outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $10,719 and $10215 were recorded at March 31, 2007 and December 31, 2006, respectively.

At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, on or after September 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after September 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. A change of control as defined can only occur with board approval, and is therefore within control of the Company. As of March 31, 2007, no redemptions have been made.

Management believes that, with the Company’s cash balances, borrowing availability and cash flows from operations, it has sufficient liquidity for the 12 months ending March 31, 2008. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control. The Company has used a significant amount of cash to complete the ColorEdge, ColorEdge Visual, Comp 24, Crush, DCS, AdProps, and Fuel acquisitions and may use cash to fund additional acquisitions in the future, resulting in less liquidity to meet its working capital needs.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Additionally, the Company has assumed certain off-balance sheet real estate leases in connection with its acquisitions.

The following table summarizes the Company’s contractual obligations at March 31, 2007.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$10,051	$695	$9,356	$-	$-
Capital Lease Obligations	811	532	279	-	-
Operating Lease Obligations	26,318	4,003	8,329	7,936	6,050
Total	$37,180	$5,230	$17,964	$7,936	$6,050

The revolving credit agreement included in long term debt obligations and capital lease obligations include only principal portion. Interest expense is estimated to be $1,000 over the next three years.

According to the asset purchase agreements for the acquisitions of Color Edge, Comp24, Crush, AdProps and Fuel, the Company has contingent payables related to additional cash payouts to be earned on an annual basis over a specified period provided the acquisition’s EBITDAs exceed certain agreed upon thresholds. These contingent payables have not been reserved for in the Company’s financial statements. If these contingencies are met, payments of these payables are estimated to be $14,384 over the next 4 years.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2007, the Company had cash investments of $2,177 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $7,246 maintained in various checking and escrow accounts at March 31, 2007. The Company had outstanding long-term debt of approximately $9,635 with variable interest rates and no foreign currency risk.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were operating effectively. In addition, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6. Exhibits

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISEL, INC.

Date: May 15, 2007	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman, Chief Executive Officer, and President

By:	/s/ Jon H. Peterson
Jon H. Peterson
Title: Chief Financial Officer

Index of Exhibits

Exhibit	Description	Method of Filing
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

Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
*10.41	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**
*10.42	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.**
10.43	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI).	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2006. **
10.44	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV).	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006. **
*10.45	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **
10.46	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006.**
*10.47	Employment Agreement dated May 1, 2006 between Jon H. Peterson and Merisel, Inc.	Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. **
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
21	Subsidiaries of the Registrant.	Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
23	Consent of BDO Seidman, LLP Independent Registered Accounting Firm	Filed as Exhibit 23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006
23.1	Copy of the Consent of Weinick, Sanders & Leventhal, independent registered accounting firm (now defunct) dated July 6, 2005	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
* Management contract or executive compensation plan or arrangement.
** Incorporated by reference.