Form 10-Q
period 2007-06-30
MERISEL INC /DE/
filed 2007-08-14
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ LARGE ACCELERATED FILER ☐ ACCELERATED FILER ☒ NON-ACCELERATED FILER

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 15, 2007 the registrant had outstanding 8,013,638 shares of common stock, par value $0.01 per share (the only class of common stock of the registrant outstanding).

MERISEL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “will,” “estimates,” “plans,” “intends,” and similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect current views about the plans, strategies and prospects of Merisel, Inc. (the “Company”), and are based upon information currently available to the Company and on current assumptions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 30, 2007	December 31, 2006
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$12,769	$6,464
Accounts receivable, net of allowance of $405 and $977, respectively	18,280	22,232
Inventories	1,703	2,135
Prepaid expenses and other current assets	1,506	718
Deferred tax asset, net	2,360	2,431
Asset held for sale	-	914
Total current assets	36,618	34,894

Property and equipment, net	8,599	8,355

Restricted cash	2,815	3,719
Other assets	89	425
Intangible assets, net	7,499	8,354
Trademarks	10,609	10,609
Goodwill	18,663	17,058
Deferred tax asset, net	421	1,166

Total assets	$85,313	$84,580

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$2,781	$3,227
Accrued liabilities	6,717	6,955
Capital lease obligations, current maturities	378	630
Installment notes, current maturities	629	596
Total current liabilities	10,505	11,408

Note payable, bank	8,630	8,630
Capital lease obligations, less current maturities	235	388
Installment notes, less current maturities	642	876
Other liabilities	586	598
Total liabilities	20,598	21,900

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 150,000 shares issued and outstanding	26,234	25,215
Common stock, $.01 par value, authorized 30,000,000 shares; 8,429,518 issued and 8,013,638 outstanding	84	84
Additional paid-in capital	273,319	273,957
Accumulated deficit	(234,048)	(235,702)
Treasury stock at cost, 415,880 shares repurchased	(874)	(874)
Total stockholders’ equity	64,715	62,680

Total liabilities and stockholders’ equity	$85,313	$84,580

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$22,273	$17,968	$46,207	$39,105

Cost of sales	9,828	9,347	21,407	19,721

Gross profit	12,445	8,621	24,800	19,384

Selling, general & administrative expenses	11,430	8,999	21,862	18,299
Restructuring charge	-	-	-	724

Operating income (loss)	1,015	(378)	2,938	361

Interest expense, net	112	51	276	226

Income (loss) from continuing operations before provision for income tax	903	(429)	2,662	135

Income tax provision (benefit)	386	(78)	1,139	18

Income (loss) from continuing operations	517	(351)	1,523	117

(Loss) income from discontinued operations, net of taxes	(19)	1,003	131	1,003
Net income	498	652	1,654	1,120
Preferred stock dividends	515	475	1,019	941
Net (loss) income available to common stockholders	$(17)	$177	$635	$179

Net income (loss) per share (basic and diluted):
Net income (loss) from continuing operations available to common stockholders	$0.00	$(0.11)	$0.06	$(0.11)
Income from discontinued operations, net of taxes	0.00	0.13	0.02	0.13
Net income available common stockholders	$0.00	$0.02	$0.08	$0.02
Weighted average number of shares
Basic	7,774	7,774	7,768	7,774
Diluted	8,018	7,805	8,014	7,805

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,654	$1,120
Less: income from discontinued operations	131	1,003
Net income from continuing operations	1,523	117
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	381	188
Deferred occupancy costs	88	93
Deferred income taxes	816	-
Depreciation and amortization	1,945	1,142
Changes in operating assets and liabilities:
Accounts receivable	3,952	3,284
Inventories	432	(270)
Prepaid expenses and other current assets	(452)	(1,017)
Restricted cash	904	(46)
Accounts payable	(446)	277
Accrued liabilities	(450)	(2,639)
Net cash provided by operating activities	8,693	1,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1,459)	(3,531)
Capital expenditures	(1,480)	(433)
Net cash used in investing activities	(2,939)	(3,964)

CASH FLOWS FROM FINANCING ACTIVITIES:	0
Capital lease payments	(405)	(291)
Bank debt repayments	(201)	(394)
Net cash used in financing activities	(606)	(685)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	5,148	(3,520)

DISCONTINUED OPERATIONS
Cash provided by (used in) discontinued operations	1,157	(84)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	1,157	(84)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,305	(3,604)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,464	12,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,769	$8,944

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:

	For the Six Months Ended June 30,
Cash paid during the period for:	2007	2006
Income taxes	$138	$-
Interest expense	437	406
Non-cash investing and financing activities:
Preferred dividends accumulated	1,019	941

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

1.	Description of Business

The Company and its subsidiaries operate in a single reporting segment, the visual communications services business. It entered that business beginning March 2005 though a series of acquisitions, which continued through 2006. The acquisitions of the Company’s seven operating entities are referred to below as “Acquisitions.”

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

2.	Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments (including only normal recurring adjustments) necessary to present fairly the consolidated financial position of Merisel as of June 30, 2007, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2007.

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

The Company adopted FIN 48 on January 1, 2007, and as of that date, believes there are no uncertain tax positions. The Company recognizes interest and penalties, if any, as part of the provision for income taxes in the Consolidated Statements of Operations. The Company files a consolidated U.S. federal income tax return as well as unitary and combined income tax returns in several state and municipal jurisdictions, of which New York State and New York City are the most significant.

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

On April 17, 2006, the Company was notified that the deed from real property associated with notes receivable had been transferred back to the Company in settlement of the note receivable. This real property was recorded as assets held for sale at December 31, 2006. On March 28, 2007 the Company sold the property for a sale price of $1,192, net of expenses. The Company recorded income from discontinued operations of $131 for the six months ended June 30, 2007. This figure consists of the sale price of $1,192, net of cost basis of $914 and taxes of $112 and other expenses of $35. The Company recorded a loss of $19 consisting of other expenses for the three months ended June 30, 2007.

On June 19, 2006, the Company sold its right to an unsecured claim for $1,250. The gain, net of tax of $163 and other expenses of $84 has been recorded as income from discontinued operations for the three and six months ended June 30, 2006.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

5.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation allowances for deferred tax assets, stock based compensation, allowance for doubtful accounts, allocation of purchase price, including the estimation of asset lives, related to acquired entities and certain amounts related to restructuring recorded in accrued liabilities.

6.	Restructuring Charge

During the first quarter of 2006, the Company commenced a reorganization plan related to the operations of its wet processing film business. This reorganization resulted in the elimination of approximately 25 full-time positions within that quarter. In addition, a restructuring charge of $724 related primarily to severance and employee benefits for a key individual was recorded in the first quarter of 2006. As of June 30, 2007, all of the restructuring costs have been paid in full.

7.	Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$1,320	$1,357
Work in process	398	789
Reserve for obsolescence	(15)	(11)
Total inventory, net	$1,703	$2,135

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

8.	Stock-Based Compensation

At June 30, 2007, 64,432 shares were available for grant under the Stock Award and Incentive Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair value of the Company's Common Stock at the date of grant.

As of June 30, 2007, 330,000 options remain outstanding under the Stock Award and Incentive Plan. As of June 30, 2007, 200 options issued to non-employee Directors remain outstanding under the Company’s other employee stock option plans, however, no new options may be issued under these plans. In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company’s 1992 Stock Option Plan for Non-Employee Directors.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payments,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must also be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The adoption of SFAS No. 123(R) on January 1, 2006 resulted in an increase of approximately $50 and $46 in selling, general, and administrative expenses during the three months ended June 30, 2007 and 2006, respectively, and an increase of approximately $100 and $92 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $83 of total unrecognized compensation costs related to stock-based employee compensation expense. This cost is expected to be recognized over a weighted average period of approximately five months.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Shares	Weighted Average Exer. Price
Outstanding atDecember 31, 2006	330,200	9.17
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at June 30, 2007	330,200	9.17
Options exercisable at June 30, 2007	255,200	9.42
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/07	In Years	Price	at 3/31/07	Price

$18.75	200	1	$18.75	200	$18.75
$17.50	30,000	5	$17.50	30,000	$17.50
$5.00 to $12.00	300,000	9	$8.33	225,000	$8.33

$5.00 to $18.75	330,200			255,200

As of June 30, 2007 there were 75,000 options that were not vested. Additionally, there is no intrinsic value related to the shares either exercisable or expected to be exercised as of June 30, 2007.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

In November 2004, the Company awarded 150,000 shares of restricted stock to its Chief Executive Officer under the Stock Award and Incentive Plan; these shares were issued in November 2005. Compensation expense, measured by the fair value of the restricted stock at the grant date, is being recorded over the related three-year vesting period starting in November 2004. Compensation expense was $43 and $42 for the three months ended June 30, 2007 and 2006, respectively, and $86 and $87 for the six months ended June 30, 2007 and 2006, respectively.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $8 and $9 for the three months ended June 30, 2007 and 2006, respectively, and $18 and $9 for the six months ended June 30, 2007 and 2006, respectively.

On May 31, 2006, the Company awarded 20,990 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $23 and $58 for the three and six months ended June 30, 2007, respectively.

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $59 and $119 for the three and six months ended June 30, 2007, respectively.

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2007, and changes during the three months ended June 30, 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2006	251,490	$4.29
Granted	-	-
Vested	(28,490)	$6.76
Cancelled	(15,000)	$6.67
Nonvested shares at June 30, 2007	208,000	$3.99

As of June 30, 2007, there was $607 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Accrued liabilities:
Compensation and other benefit accruals	3,758	$4,576
State and local sales taxes and other taxes	690	526
Other accruals	2,269	1,853
Total accrued liabilities	$6,717	$6,955

During the second quarter of 2007, the Executive Vice President of Merisel Americas, Inc., was given notice of termination under his March 1, 2005 Employment Agreement effective July 1, 2007. The Company accrued severance charges of $250 for the three and six months ended June 30, 2007. A balance of $241 is included in accrued liabilities.

10.	Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time. As of June 30, 2007, the Company had repurchased 415,880 shares, for an aggregate cost of $874 (including approximately $7 in brokerage commissions); the repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. No shares were repurchased during the quarter ended June 30, 2007.

11.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps. The term of the lease is 5 years with a rental rate of $9 per month. Rental expense for the three and six months ended June 30, 2007 was $9 and $18, respectively.

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

Merisel, Inc. and Merisel Americas, Inc. were dismissed from the action when the court granted summary judgment in their favor. After a March 2006 trial, a jury verdict was rendered against Merisel Properties, Inc. in the amount of $1.8 million, pre- and post-judgment interest and costs. Merisel Properties, Inc. is currently appealing the verdict.

To date, the Company’s insurance carrier has provided coverage for costs and expenses incurred in defending this matter. In addition, the insurance carrier has furnished the consideration for the bond required to stay satisfaction of the judgment pending the appeal.

The Company believes that any amounts required to be paid in connection with this matter will be advanced or indemnified by its insurance carrier, and no provision for this litigation has been made in the Company’s financial statements for the year ended December 31, 2007 or the periods ended June 30, 2007.

The Company is involved in certain legal proceedings arising in the ordinary course of business, and in connection with discontinued vendors related to the Company’s wound-down business. None of these proceedings are expected to have a material impact on the Company’s financial condition or results of operations. The Company has evaluated its potential exposure and has established reserves for potential losses arising out of such proceedings. There can be no assurance that the Company’s accruals will fully cover any possible exposure.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

13.	Acquisitions

During the three months ended June 30, 2007, the Company made certain purchase price adjustments pursuant to the “earnout” and “holdback” provisions of the Asset Purchase Agreements for its 2005 and 2006 Acquisitions.

(a) During the three months ended June 30, 2007, the Company made a purchase price adjustment of $420 related to payments made to former shareholders of Crush Creative, Inc. (“Crush”), in accordance with the Asset Purchase Agreement effective August 8, 2005. These payments were made as a result of Crush achieving certain earnings targets in the earnout period subsequent to the Company’s acquisition of Crush. These payments were not included in the final appraisal and resulted in an increase in goodwill.

(b)  Effective May 5, 2006, the Company acquired DCS, a Los Angeles-based commercial prototype company providing prototypes, sales samples, props and color corrected T.V. packaging to consumer products companies and advertising agencies.

(c) During the three months ended June 30, 2007, the Company made a purchase price adjustment of $400, in accordance with the Asset Purchase Agreement, related to payments made to former shareholders of AdProps, an Atlanta-based commercial prototype company which the Company acquired effective May 10, 2006, These payments were not included in the final appraisal and resulted in an increase in goodwill.

(d) Effective October 1, 2006, the Company acquired Fuel, a New York-based privately-held company. Fuel is a visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions.

The Company has deposited $938 into an escrow account in connection with a holdback clause in the asset purchase agreement. In February 2007, approximately $625 of the holdback amount was released to the seller in conjunction with the delivery of the closing date balance sheet. The remaining $313 will be released to the seller in October 2007 provided that, under the asset purchase agreement, the Company does not have any claims against the funds. As of June 30, 2007, the $313 was excluded from the purchase price; this amount will be adjusted when the holdback is released to the seller. During the first quarter of 2007, the Company incurred an additional cost of $14 in acquisition related professional fees resulting in an increase in goodwill. During the second quarter of 2007, the Company has recorded a purchase price allocation based upon a finalized tangible and intangible asset appraisal. This adjustment resulted in a decrease of $106 in fixed assets, a decrease of $447 in non-compete agreements, an increase of $407 in employment agreements, and an increase of $146 in goodwill.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

14.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	June 30, 2007	December 31, 2006
Customer relationships	$3,293	$3,415
Non-compete agreements	2,332	3,172
Software licenses	-	4
Employee agreements	752	557
Trade know-how	1,122	1,206
Total	$7,499	$8,354

Amortization expense relating to intangible assets was $439 and $283 for the three months ended June 30, 2007 and 2006, respectively, and $815 and $572 for the six months ended June 30, 2007 and 2006, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended June 30,
Amount
2008	$1,578
2009	1,578
2010	1,127
2011	451
2012	413
Thereafter	2,352
Total	$7,499

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

15.	Income Taxes

At June 30, 2007, the Company had available U.S. Federal net operating loss carryforwards of $249,905 which expire at various dates beginning December 31, 2011. As of June 20, 2007, $50,382 of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code of 1986 as a result of an ownership change. The restricted net operating loss is subject to an annual limitation of $7,476. At June 30, 2007, the Company had available California net operating loss carryforwards of $3,719 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2006, based on operating results in 2005 and 2006 and, based on a three-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance to $86,128 and recorded a deferred tax benefit in the amount of $3,597 at December 31, 2006. At June 30, 2007, the deferred tax asset has been reduced to $2,781 which is net of the same valuation allowance. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Continuing Operations:
Current
Federal	$15	$-	$46	$-
State	120	(78)	277	18
Total current provision (benefit)	$135	$(78)	$323	$18

Deferred, net of valuation allowance
Federal	$173	$-	$844	$-
State	78	-	(28)	-
Total deferred provision	$251	$-	$816	$-

Total income tax provision (benefit	$368	$(78)	$1,139	$18

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Discontinued Operations:
Federal	$-	$-	$5	$-
State	-	163	107	163
Total provision	$-	$163	$112	$163

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s consolidated historical results of operations and financial condition should be read in conjunction with its unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

Merisel is a leading supplier of visual communication solutions. Until August 2004, the Company’s primary operations consisted of a software licensing solutions business. Thereafter, between March 2005 and October 2006, the Company, which conducts its operations through its main operating subsidiary, Merisel Americas, Inc. (“Americas”), acquired its current businesses:

•
On March 1, 2005, the Company acquired its New York-based graphics solutions, premedia and retouching services businesses, Color Edge, Inc. (“Color Edge”) and Color Edge Visual, Inc. (“Visual”), and its New York-based prototype services provider, Comp 24, LLC (“Comp 24”);

•	On August 8, 2005, the Company acquired its California-based graphics solutions business, Crush Creative, Inc. (“Crush”);

•	On May 5, 2006, the Company acquired its California-based prototypes business, Dennis Curtin Studios, Inc. (“DCS”);

•	On May 10, 2006, the Company acquired its Georgia-based prototypes business, Advertising Props, Inc. (“AdProps”); and

•	On October 1, 2006, the Company acquired its New York-based premedia and retouching services business, Fuel Digital, Inc. (“Fuel”).

Each business, except AdProps, operates as a separate limited liability company owned by Americas.

The businesses’ names refer to both the predecessor entities and the current limited liability companies.

All of the acquired businesses operate as a single reportable segment in the graphic imaging industry, and the Company is subject to the risks inherent in that industry. For a discussion of these risks, see the Company’s filings with the SEC, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Discontinued Operations

In August 2004, the Company completed the sale of the majority of its software licensing business to D&H Services, LLC, at which time the licensing business was determined to represent a discontinued operation. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows. The sale was rescinded in February 2005. However, since the operations of the business ceased as of the date of the sale, the operations and subsequent liquidation of this entity continue to be treated as a discontinued operation.

RESULTS OF OPERATIONS (amounts in thousands except as noted or in per share data)

The Company reported net loss available to common stockholders of $17 and income of $635, or $0.00 and $0.08 per share for the three and six months ended June 30, 2007, respectively. This compares with net income available to common stockholders of $177 and $179, or $0.02 per share for the three and six months ended June 20, 2006. Net income includes expense of $19, or $0.00 per share and income of $131, or $.02 per share from discontinued operations for the three and six months ended June 30, 2007, respectively. This compares with income of $1,003, or $0.13 per share from discontinued operations for the three and six months ended June 30, 2006.

Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006.
For the purposes of the following table and discussion, “Existing Operations” refers to the Company’s businesses acquired during the fiscal year ended December 31, 2005, and “Expanded Operations” represents businesses that were acquired during the fiscal year ended December 31, 2006, specifically Fuel Digital, acquired October 1, 2006 and AdProps, acquired May 10, 2006.

	2007			2006
	Existing Operations	Expanded Operations	Total Operations	Existing Operations	Expanded Operations	Total Operations
Net sales	$18,958	$3,315	$22,273	$17,590	$378	$17,968
Gross profit	10,408	2,037	12,445	8,459	162	8,621
Selling, general, and administrative	9,942	1,488	11,430	8,848	151	8,999
Interest expense, net	106	6	112	50	1	51
Income tax expense (benefit)	153	233	386	(80)	2	(78)
Discontinued Operations, net of taxes	(19)	-	(19)	1,003	-	1,003
Net Income	$188	$310	$498	$644	$8	$652

Net Sales - Net sales were $22,273 for the three months ended June 30, 2007 compared to $17,968 for the three months ended June 30, 2006. The increase of $4,305 or 24.0% was primarily from an increase in net sales from expanded operations of $2,937. Revenues from existing operations increased $1,368 or 7.8% to $18,958. The increase in net sales from existing operations was primarily due to sales volume growth at Color Edge and Crush Creative.

Gross Profit - Gross profit was $12,445 for the three months ended June 30, 2007 compared to $8,621 for the three months ended June 30, 2006. The increase in gross profit of $3,824 or 44.4% was evenly split between expanded operations up by $1,875 and existing operations up by $1,949. The increase in gross profit from existing operations of $1,949 or 23.0% was driven by a combination of sale volume increases at Color Edge and Crush Creative, as well as increases in gross profit as a percentage of sales, or gross margin. Gross margin increased to 55.9% for the three months end June 30, 2007 from 48.0% for three months ended June 30, 2006. The increase in gross margin is partly attributable to higher gross margins of 61.4% in the expanded operations. Gross margin from existing operations increased to 54.9% for the three months ended June 30, 2007 as compared to 48.1% for the three months ended June 30, 2006 due to a business mix shift to our higher margin prototype and high art commercial retouching businesses.

Selling, General and Administrative - Selling, general and administrative expenses increased to $11,430 for the three months ended June 30, 2007 from $8,999 for the three months ended June 30, 2006. The increase in selling, general and administrative expenses of $2,431, or 27.0%, is split between expanded operations which increased $1,337 and existing operations which increased $1,094 from the comparable quarter of 2006. The increase in selling, general and administrative expenses from existing operations of $1,094 or 12.4% is primarily due to additional expenses related to severance expenses and the Company’s decision to explore strategic alternatives. Selling, general and administrative expenses as a percentage of sales increased to 51.3% for the three months ended June 30, 2007 compared to 50.1% for the three months ended June 30, 2006.

Interest Expense, Net - Interest expense increased to $112 in the three months ended June 30, 2007 from $51 in the three months ended June 30, 2006. The increase was due to a decrease in interest income on short-term investments and escrow accounts.

Income Taxes - The Company recorded an income tax provision of $386 in the three months ended June 30, 2007 compared to a benefit of $78 in the three months ended June 30, 2006. Income tax expense in the current quarter is recorded at an effective tax rate of 42.8% which compares to a 11.5% tax rate in the second quarter of 2006. This difference in rates is due to the fact that there was a full valuation allowance recorded on our deferred tax asset at June 30, 2006. The Company released the valuation allowance on its deferred tax asset in the Fourth Quarter of 2006

Discontinued Operations - Expense from discontinued operations for the three months ended June 30, 2007 was $19. Income from discontinued operations for the three months ended June 30, 2006 was $1,003. This income was the result of the Company selling its right to an unsecured claim for $1,250, net of tax of $163 and other expense of $84.

Net Income - As a result of the above items, the Company had net income of $498 for the three months ended June 30, 2007 compared to income of $652 for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 as Compared to the Six Months Ended June 30, 2006.

For the purposes of the following table and discussion, “Existing Operations” refers to the Company’s businesses acquired during the fiscal year ended December 31, 2005, and “Expanded Operations” represents businesses that were acquired during the fiscal year ended December 31, 2006, specifically Fuel Digital, acquired October 1, 2006 and AdProps, acquired May 10, 2006.

	2007			2006
	Existing Operations	Expanded Operations	Total Operations	Existing Operations	Expanded Operations	Total Operations
Net sales	$38,864	$7,343	$46,207	$38,727	$378	$39,105
Gross profit	20,495	4,305	24,800	19,222	162	19,384
Selling, general, and administrative	18,741	3,121	21,862	18,148	151	18,299
Restructuring charge	-	-	-	724	--	724
Interest expense, net	273	3	276	225	1	226
Income tax expense	632	507	1,139	16	2	18
Discontinued Operations, net of taxes	131	-	131,	1,003	-	1,003
Net Income	$980	$674	$1,654	$1,112	$8	$1,120

Net Sales - Net sales were $46,207 for the six months ended June 30, 2007 compared to $39,105 for the six months ended June 30, 2006. The increase of $7,102 or 18.2% was primarily due to an increase in net sales from expanded operations of $6,965. Revenues from existing operations were consistent with prior year.

Gross Profit - Gross profit was $24,800 for the six months ended June 30, 2007 compared to $19,384 for the six months ended June 30, 2006. The increase in gross profit of $5,416 or 27.9% was primarily driven by an increase in gross profit from expanded operations of $4,143. The increase in gross profit from existing operations of $1,273 or 6.6% was driven by higher gross margin percentages at Color Edge and Crush Creative. Gross profit as a percentage of sales, or gross margin, increased to 53.7% for the six months ended June 30, 2007 from 49.6% for six months ended June 30, 2006. The increase in gross margin is partly attributable to higher gross margins of 58.6% in the expanded operations. Gross margin from existing operations increased to 52.7% for the six months ended June 30, 2007 as compared to 49.6% for the six months ended June 30, 2006 due to the benefit of increased sales on lower production labor at Color Edge.

Selling, General and Administrative - Selling, general and administrative expenses increased to $21,862 for the six months ended June 30, 2007 from $18,299 for the six months ended June 30, 2006. The increase in selling, general and administrative expenses of $3,563, or 19.5%, is primarily due to an increase in expenses of $2,970 related to expanded operations. The increase in selling, general and administrative expenses from existing operations of $593 or 3.3% is due to additional expenses incurred during the second quarter related to severance expenses and the Company’s decision to explore strategic alternatives. Selling, general and administrative expenses as a percentage of sales increased to 47.3% for the six months ended June 30, 2007 compared to 46.8% for the six months ended June 30, 2006.

Restructuring Costs- For the six months ended June 30, 2006, the Company recorded a restructuring charge of $724 related to the restructuring of the wet processing film business.

Interest Expense, Net - Interest expense increased to $276 in the six months ended June 30, 2007 from $226 in the six months ended June 30, 2006. The increase was due to a decrease in interest income on short-term investments and escrow accounts.

Income Taxes - The Company recorded an income tax provision of $1,139 in the six months ended June 30, 2007 compared to $18 in the six months ended June 30, 2006. Income tax expense in the current period is recorded at an effective tax rate of 42.8% which compares to a 13.3% tax rate in the six months ended June 30, 2006. This difference in rates is due to the fact that there was a full valuation allowance recorded on our deferred tax asset at June 30, 2006.

Discontinued Operations - Income from discontinued operations for the six months ended June 30, 2007 was $131 related to the sale of real property for a sale price of $1,192 net of cost basis of $914 and taxes and other expenses of $147. Income from discontinued operations for the six months ended June 30, 2006 was $1,003. This income is the result of the Company selling its right to an unsecured claim for $1,250, net of tax of $163 and other expense of $84.

Net Income - As a result of the above items, the Company had net income of $1,654 for the six months ended June 30, 2007 compared to income of $1,120 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $8,693 during the six months ended June 30, 2007. The primary sources of cash were net income from continuing operations of $1,523 increased by depreciation and amortization expense of $1,945, a decrease in deferred taxes of $816, and a decrease of $3,952 in accounts receivables.

Net cash provided by operating activities was $1,129 during the six months ended June 30, 2006. The primary sources of cash was a decrease of $2,639 in accrued expenses, which was offset by a decrease of $3,284 in accounts receivable and income from continuing operations before depreciation and amortization of $1,259.

For the six months ended June 30, 2007, net cash used in investing activities was $2,939 which consisted of $1,459 used for acquisition related expenditures and $1,480 used for capital expenditures.

For the six months ended June 30, 2006, net cash used in investing activities was $3,964 which consisted of $3,531 used to fund the acquisitions of ColorEdge and Comp24 and $433 used for capital expenditures.

For the six months ended June 30, 2007 and 2006, net cash used in financing activities was $606 and $685, respectively, related to repayments of installment notes and capital lease payments.

Financing Sources and Capital Expenditures

At June 30, 2007, the Company had cash and cash equivalents of $12,769 and debt of $10,514.

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements with Amalgamated Bank, which are dated March 1, 2005.

The first credit agreement provides for an installment note in the amount of $500, with quarterly installment payments of $42 due, beginning on March 31, 2005, on the last day of March, June, September and December. As of June 30, 2007 and December 31, 2006, respectively, balances of $125 and $208 were outstanding under the installment note. The first credit agreement also provides for a three-year revolving credit facility of up to $1,500 secured by Comp 24’s accounts receivable (Comp 24 was formerly MC24, LLC). As of June 30, 2007 and December 31, 2006, a balance of $530 was outstanding under the revolving credit facility.

The second credit agreement provides for an installment note in the amount of $2,000 with quarterly installment payments of $100 due, beginning on March 31, 2005, on the last day of March, June, September and December. As of June 30, 2007 and December 31, 2006, balances of $1,100 and $1,200, respectively, were outstanding under the installment note. The second credit agreement also provides for a three-year revolving credit facility of up to $10,000 secured by Color Edge’s and Color Edge Visual’s inventory and accounts receivable. (Color Edge and Color Edge Visual were formerly MCEI, LLC and MCEV, LLC.) In connection with the Crush acquisition, the revolving credit facility agreement was amended on August 8, 2005 to increase the borrowing capacity to $14,000. As of June 30, 2007 and December 31, 2006, a balance of $8,100 was outstanding under the revolving credit agreement facility.

Both agreements provide for interest at the greater of (a) the Prime Rate in effect on such day; or (b) the Federal Funds Effective Rate in effect on such day plus .5%. The borrowings under both agreements are subject to certain restrictive covenants, with which the Company was in compliance as of June 30, 2007.

In connection with the acquisition of Crush, the Company assumed interest-free installment notes with outstanding balances of $4 and $9 as of June 30, 2007 and December 31, 2006, respectively.

In connection with the AdProps acquisition, the Company assumed certain installment notes with outstanding balances of $42 and $55 as of June 30, 2007 and December 31, 2006, respectively.

Stonington Partners, Inc. owns approximately 62.2% of the Company's outstanding Common Stock. In June 2000, a Stonington affiliate purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million. The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and accrue from the original issue date, irrespective of whether they are declared by the Board of Directors. Cumulative accrued dividends of $11,234 and $10,215 were recorded as of June 30, 2007 and December 31, 2006, respectively.

At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per-share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, the Company may redeem, on or after September 30, 2003, outstanding shares of the Convertible Preferred initially at $105 per share, which declines to $100 per share on or after September 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. A change of control as defined can occur only with Board approval, and is therefore within the control of the Company. As of June 30, 2007, no redemptions of the Convertible Preferred have been made.

Management believes that, with the Company’s cash balances, borrowing availability and cash flows from operations, it has sufficient liquidity for the 12 months ending June 30, 2008. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control. The Company has used a significant amount of cash to complete the ColorEdge, ColorEdge Visual, Comp 24, Crush, DCS, AdProps, and Fuel acquisitions and may use cash to fund additional acquisitions in the future, resulting in less liquidity to meet its working capital needs.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Additionally, the Company has assumed certain off-balance sheet real estate leases in connection with the Acquisitions.

The following table summarizes the Company’s contractual obligations at June 30, 2007.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$9,901	$629	$9,272	$-	$-
Capital Lease Obligations	613	378	235	-	-
Operating Lease Obligations	25,916	4,093	8,544	7,678	5,601
Total	$36,430	$5,100	$18,051	$7,678	$5,601

The amounts included in long term debt obligations and capital lease obligations for revolving credit agreements only include principal. Interest expense is estimated to be $1,000 over the next three years.

According to the asset purchase agreements executed in connection with the acquisitions of Color Edge, Comp 24, Crush, AdProps and Fuel, the Company has contingent payables arising out of additional cash payouts that may be earned on an annual basis over a specified period of time if Acquisitions’ EBITDA’s exceed certain previously agreed-upon thresholds. These contingent payables have not been reserved for in the Company’s financial statements. If these contingencies are met, payments of these payables are estimated to be $13,764 over the next four years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2007, the Company had cash investments of $7,209 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $5,560 maintained in various checking and escrow accounts at June 30, 2007. The Company had outstanding long-term debt of approximately $9,507 with variable interest rates and no foreign currency risk.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported, within the time periods specified in the rules and the forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures during and as of the end of the period covered by this report.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were operating effectively. In addition, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

There have been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits

a)	Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISEL, INC.

Date: August 14, 2007	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman, Chief Executive Officer and President

By:	/s/ Jon H. Peterson
Jon H. Peterson
Title: Chief Financial Officer

Index of Exhibits

Exhibit	Description	Method of Filing
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