Form 10-Q
period 2007-09-30
MERISEL INC /DE/
filed 2007-11-14
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ LARGE ACCELERATED FILER  ☐ ACCELERATED FILER  ☒ NON-ACCELERATED FILER

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO  ☒

As of November 15, 2007 the registrant had outstanding 8,037,983 shares of common stock, par value $0.01 per share (the only class of common stock of the registrant outstanding).

MERISEL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “will,” “estimates,” “plans,” “intends,” and similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements reflect current views about the plans, strategies and prospects of Merisel, Inc. (the “Company” or “Merisel”), and are based upon information currently available to the Company and on current assumptions.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, the following:

•	the implementation of the Company’s business strategies and goals;

•	the integration of past and future acquisitions;

•	the Company’s dependence on its senior management and key personnel and its ability to attract and retain additional qualified personnel;

•	the Company’s ability to expand its business, through, among other things, future acquisitions;

•	a deterioration in general economic conditions;

•	competitive pricing and other competitive pressures in the graphic image arts industry;

•	changes in technology, resulting in obsolescence;

•	the Company’s involvement in litigation as a defendant or its incurring judgments, fines or legal costs;

•	the loss of significant customers; and

•	other risks detailed in “Business – Risk Factors” in the Company’s most recent Annual Report on Form 10-K on file with the SEC.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 30, 2007	December 31, 2006
Current assets:	(Unaudited)
Cash and cash equivalents	$12,323	$6,464
Accounts receivable, net of allowance of $410 and $977, respectively	19,508	22,232
Inventories	1,795	2,135
Prepaid expenses and other current assets	875	718
Deferred tax asset, net	2,360	2,431
Asset held for sale	-	914
Total current assets	36,861	34,894

Property and equipment, net	8,305	8,355

Restricted cash	3,526	4,037
Other assets	81	107
Intangible assets, net	7,104	8,354
Trademarks	10,609	10,609
Goodwill	18,990	17,058
Deferred tax asset, net	49	1,166

Total assets	$85,525	$84,580

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
	(Unaudited)
Current liabilities:
Accounts payable	$2,826	$3,227
Accrued liabilities	6,331	6,955
Capital lease obligations, current maturities	322	630
Installment notes, current maturities	607	596
Note payable, bank	8,630	-
Total current liabilities	18,716	11,408

Note payable, bank	-	8,630
Capital lease obligations, less current maturities	165	388
Installment notes, less current maturities	516	876
Other liabilities	626	598
Total liabilities	20,023	21,900

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 150,000 shares issued and outstanding	26,758	25,215
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,863 and 8,429,518 issued and 8,037,983 and 8,013,638 outstanding, respectively	84	84
Additional paid-in capital	272,968	273,957
Accumulated deficit	(233,434)	(235,702)
Treasury stock at cost, 415,880 shares repurchased	(874)	(874)
Total stockholders’ equity	65,502	62,680

Total liabilities and stockholders’ equity	$85,525	$84,580

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$22,919	$20,677	$69,126	$59,782

Cost of sales	10,510	10,110	31,917	29,831

Gross profit	12,409	10,567	37,209	29,951

Selling, general & administrative expenses	11,288	9,098	33,150	27,397
Restructuring charge	-	-	-	724

Operating income	1,121	1,469	4,059	1,830

Interest expense, net	74	86	350	312

Income from continuing operations before provision for income tax	1,047	1,383	3,709	1,518

Income tax provision	445	194	1,584	212

Income from continuing operations	602	1,189	2,125	1,306

Income (loss) from discontinued operations, net of taxes	12	(19)	143	984
Net income	614	1,170	2,268	2,290
Preferred stock dividends	524	485	1,543	1,426
Net income available to common stockholders	$90	$685	$725	$864

Income (loss) per share (basic and diluted):
Income (loss) from continuing operations available to common stockholders	$0.01	$0.09	$0.07	$(0.02)
Income from discontinued operations, net of taxes	0.00	0.00	0.02	0.13
Net income available to common stockholders	$0.01	$0.09	$0.09	$0.11
Weighted average number of shares
Basic	7,791	7,698	7,776	7,699
Diluted	8,030	7,703	8,019	7,737

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,268	$2,290
Less: income from discontinued operations	143	984
Net income from continuing operations	2,125	1,306
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	554	291
Deferred occupancy costs	128	132
Deferred income taxes	1,188	-
Depreciation and amortization	2,992	1,875
Changes in operating assets and liabilities:
Accounts receivable	2,724	(127)
Inventories	340	(109)
Prepaid expenses and other current assets	(131)	(698)
Restricted cash	511	4,013
Accounts payable	(401)	894
Accrued liabilities	(1,147)	(2,789)
Net cash provided by operating activities	8,883	4,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1,475)	(3,663)
Capital expenditures	(1,838)	(799)
Net cash used in investing activities	(3,313)	(4,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(531)	(433)
Bank debt repayments	(349)	(444)
Purchase of treasury stock	-	(16)
Net cash used in financing activities	(880)	(893)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	4,690	(567)

DISCONTINUED OPERATIONS
Cash provided by discontinued operations	1,169	1,153
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	1,169	1,153

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,859	586

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,464	12,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,323	$13,134

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:
	For the Nine Months Ended September 30,
Cash paid during the period for:	2007	2006
Income taxes	$269	$2,331
Interest expense	651	749
Non-cash investing and financing activities:
Preferred dividends accumulated	1,543	1,426

See accompanying notes to unaudited consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

1.	Description of Business

The Company and its subsidiaries operate in a single reporting segment, the visual communications services business.  It entered that business beginning March 2005 through a series of acquisitions, which continued through 2006. The acquisitions of the Company’s seven operating entities are referred to below as “Acquisitions.”

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

The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of September 30, 2007, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the consolidated financial statements.

4.	Discontinued Operations

In August 2004, the Company sold its software licensing business to D&H Services, LLC, at which time it was determined to represent this business as a discontinued operation.  The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows.

The sale was rescinded in February 2005.  However, since the operations of the business permanently ceased as of the date of the sale, results related to the liquidation of this business will continue to be presented as a discontinued operation.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

On April 17, 2006, the Company was notified that the deed from real property associated with notes receivable had been transferred back to the Company in settlement of the note receivable. This real property was recorded as assets held for sale at December 31, 2006. On March 28, 2007 the Company sold the property for a sale price of $1,192, net of expenses. The Company recorded income from discontinued operations of $143 for the nine months ended September 30, 2007.  This figure consists of the sale price of $1,192, net of cost basis of $914 and taxes of $112 and other expenses of $23.  The Company recorded income of $12 related to refunded professional fees for the three months ended September 30, 2007.

On June 19, 2006, the Company sold its right to an unsecured claim for $1,250. The gain, net of tax of $160 and other expenses of $106 has been recorded as income from discontinued operations for the nine months ended September 30, 2006. The Company recorded other expenses related to discontinued operations of $19 for the three months ended September 30, 2006.

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

During the first quarter of 2006, the Company commenced a reorganization plan related to the operations of its wet processing film business.  This reorganization resulted in the elimination of approximately 25 full-time positions within that quarter.  In addition, a restructuring charge of $724 related primarily to severance and employee benefits for a key individual was recorded in the first quarter of 2006.  As of September 30, 2007, all of the restructuring costs have been paid in full.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

7.	Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$1,295	$1,357
Work in process	515	789
Reserve for obsolescence	(15)	(11)
Total inventory, net	$1,795	$2,135

8.	Stock-Based Compensation

At September 30, 2007, 55,087 shares were available for grant under the Stock Award and Incentive Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair value of the Company's Common Stock at the date of grant.

As of September 30, 2007, 330,000 options remain outstanding under the Stock Award and Incentive Plan. As of September 30, 2007, 200 options issued to non-employee Directors remain outstanding under the Company’s other employee stock option plans, however, no new options may be issued under these plans.  In addition to the shares issuable under the Stock Award and Incentive Plan, 4,000 shares are reserved for issuance under the Company’s 1992 Stock Option Plan for Non-Employee Directors.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The adoption of SFAS No. 123(R) on January 1, 2006 resulted in an expense of approximately $50 and $47 in selling, general, and administrative expenses during the three months ended September 30, 2007 and 2006, respectively, and an expense of approximately $150 and $139 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $33 of total unrecognized compensation costs related to stock-based employee compensation expense. This cost is expected to be recognized over a weighted average period of approximately two months.

A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Shares	Weighted Average Exer. Price
Outstanding at December 31, 2006	330,200	$9.17
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at September 30, 2007	330,200	$9.17
Options exercisable at September 30, 2007	255,200	$9.42
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 9/30/07	In Years	Price	at 9/30/07	Price

$18.75	200	1	$18.75	200	$18.75
$17.50	30,000	5	$17.50	30,000	$17.50
$5.00 to $12.00	300,000	9	$8.33	225,000	$8.33

$5.00 to $18.75	330,200		$9.17	255,200	$9.42

As of September 30, 2007 there were 75,000 options that were not vested. Additionally, there is no intrinsic value related to the shares either exercisable or expected to be exercised as of September 30, 2007.

In November 2004, the Company awarded 150,000 shares of restricted stock to its Chief Executive Officer under the Stock Award and Incentive Plan; which were issued in September 2005.  Compensation expense, measured by the fair value of the restricted stock at the grant date, is being recorded over the related three-year vesting period starting in November 2004.  Compensation expense was $43 and $43 for the three months ended September 30, 2007 and 2006, respectively, and $129 and $129 for the nine months ended September 30, 2007 and 2006, respectively.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $0 and $13 for the three months ended September 30, 2007 and 2006, respectively, and $18 and $22 for the nine months ended September 30, 2007 and 2006, respectively.

On December 13, 2006, the Company awarded 20,990 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one-year vesting period ending in May 2007. Compensation expense was $0 and $58 for the three and nine months ended September 30, 2007, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $55 and $174 for the three and nine months ended September 30, 2007, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related vesting period starting in August 2007. Compensation expense was $25 for the three and nine months ended September 30, 2007.

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2007, and changes during the three months ended September 30, 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2006	251,490	$4.29
Granted	24,345	$5.20
Vested	(28,490)	$6.76
Cancelled	(15,000)	$6.67
Nonvested shares at September 30, 2007	232,245	$4.11

As of September 30, 2007, there was $610 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately two years.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Accrued liabilities:
Compensation and other benefit accruals	$3,295	$4,576
State and local sales taxes and other taxes	421	526
Other accruals	2,615	1,853
Total accrued liabilities	$6,331	$6,955

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

During the second quarter of 2007, the Executive Vice President of Merisel Americas, Inc., was given notice of termination under his March 1, 2005 Employment Agreement effective June 30, 2007. The Company accrued severance charges of $16 and 266 for the three and nine months ended September 30, 2007, respectively. A balance of $247 is included in accrued liabilities. The full amount accrued at September 30, 2007 was paid out in one lump sum payment during the fourth quarter of 2007.

During the third quarter of 2007, the Company committed to a finalized plan to exit the facilities currently holding the operations of Fuel. The costs associated with the relocation are estimated to be $311 and primarily relate to lease termination and build-out costs. This balance is included in accrued liabilities as of September 30, 2007. The full amount accrued is expected to be paid out during the six month period ending March 31, 2008.

10.	Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of September 30, 2007, the Company had repurchased 415,880 shares, for an aggregate cost of $874 (including approximately $7 in brokerage commissions); the repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.  No shares were repurchased during the quarter ended September 30, 2007.

11.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps.  The term of the lease is 5 years with a rental rate of $9 per month.  Rental expense for the three and nine months ended September 30, 2007 was $27 and $81, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

12.	Commitments and Contingencies

In February 2004, the Company was served with an adversary complaint in connection with a bankruptcy proceeding, In re: Bridge Information Systems, Inc., Case No. 01-41593, pending in the United States Bankruptcy Court for the Eastern District of Missouri, Eastern District.  The adversary complaint is captioned Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA, Case No. 01-41593-293, and alleges that the Chapter 11 Debtors made preferential transfers totaling $6,279 to Merisel Americas, Inc., and preferential transfers totaling $17,822 to MOCA (Merisel Open Computing Alliance).  The adversary complaint seeks avoidance of these transfers.

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

Merisel, Inc. and Merisel Americas, Inc. were dismissed from the action when the court granted summary judgment in their favor.  After a March 2006 trial, a jury verdict was rendered against Merisel Properties, Inc. in the amount of $1,800, pre- and post-judgment interest and costs.  Merisel Properties, Inc. is currently appealing the verdict.

To date, the Company’s insurance carrier has provided coverage for costs and expenses incurred in defending this matter.  In addition, the insurance carrier has furnished the consideration for the bond required to stay satisfaction of the judgment pending the appeal.

The Company believes that any amounts required to be paid in connection with this matter will be advanced or indemnified by its insurance carrier, and no provision for this litigation has been made in the Company’s financial statements for the year ended December 31, 2006 or the periods ended September 30, 2007.

On August 24, 2007, Dennis Curtin and White Dog Studios filed a civil complaint against the Company in the Los Angeles Superior Court, alleging that the Company breached a May 2, 2006 asset purchase agreement under which the Company purchased the plaintiffs’ assets, and seeking compensatory damages of $210,000.

On October 22, 2007, the Company filed a petition to compel arbitration on the basis of an arbitration provision contained in the asset purchase agreement. The court has scheduled a hearing on the Company’s petition for January 8, 2008.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The Company denies that it breached the asset purchase agreement and that it is in any way liable to the plaintiffs. There has been no discovery in this action.

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions filed a civil complaint in the Supreme Court of the State of New York, New York County naming the Company’s Color Edge Visual subsidiary and its sales employee, Edwin Sturmer, as defendants.

The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by using plaintiffs’ proprietary information to solicit plaintiffs’ customers, Banana Republic and the Gap, for CEV.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition, and unjust enrichment, and seek compensatory and punitive damages totaling $5,000,000.

The defendants have answered the complaint, both asserting various affirmative defenses and denying liability to the plaintiffs.  There has been no discovery in this action.

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

13.	Acquisitions

During the second quarter of 2007, the Company made certain purchase price adjustments pursuant to the “earnout” and “holdback” provisions of the Asset Purchase Agreements for its 2005 and 2006 Acquisitions.

(a)           During the nine months ended September 30, 2007, the Company made a purchase price adjustment of $420 related to payments made to former shareholders of Crush Creative, Inc. (“Crush”), in accordance with the Asset Purchase Agreement effective August 8, 2005. These payments were made as a result of Crush achieving certain earnings targets in the earnout period subsequent to the Company’s acquisition of Crush. These payments were not included in the final appraisal and resulted in an increase in goodwill. There were no adjustments made during the three months ended September 30, 2007.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

(b)           During the nine months ended September 30, 2007, the Company made a purchase price adjustment of $400, in accordance with the Asset Purchase Agreement, related to payments made to former shareholders of AdProps, an Atlanta-based commercial prototype company which the Company acquired effective May 10, 2006. These payments were not included in the final appraisal and resulted in an increase in goodwill. There were no adjustments made during the three months ended September 30, 2007.

(c)           Effective October 1, 2006, the Company acquired Fuel, a New York-based privately-held company.  Fuel is a visual communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions.

The Company has deposited $938 into an escrow account in connection with a holdback clause in the asset purchase agreement.  In February 2007, approximately $625 of the holdback amount was released to the seller in conjunction with the delivery of the closing date balance sheet. The remaining $313 was released to the seller in October 2007 provided that, under the asset purchase agreement, the Company does not have any claims against the funds. As of September 30, 2007, the $313 was excluded from the purchase price. This amount will be adjusted when the holdback is released to the seller. During the first quarter of 2007, the Company incurred an additional cost of $14 in acquisition-related professional fees resulting in an increase in goodwill.

During the second quarter of 2007, the Company recorded a purchase price adjustment based upon a finalized tangible and intangible asset appraisal. This adjustment resulted in a decrease of $106 in fixed assets, a decrease of $447 in non-compete agreements, an increase of $407 in employment agreements, and an increase of $146 in goodwill.

During the third quarter of 2007, the Company committed to a finalized plan to exit the facilities currently housing the operations of Fuel. The costs associated with the relocation are estimated to be $311 and primarily relate to lease termination and build-out costs. These exit costs have resulted in an increase in goodwill. During the third quarter of 2007, the Company incurred an additional cost of $16 in acquisition-related professional fees resulting in an increase in goodwill.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

14.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	September 30, 2007	December 31, 2006
Customer relationships	$3,231	$3,415
Non-compete agreements	2,126	3,172
Software licenses	-	4
Employee agreements	667	557
Trade know-how	1,080	1,206
Total	$7,104	$8,354

Amortization expense relating to intangible assets was $395 and $302 for the three months ended September 30, 2007 and 2006, respectively, and $1,210 and $874 for the nine months ended September 30, 2007 and 2006, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended September 30,
Amount
2008	$1,580
2009	1,566
2010	871
2011	426
2012	413
Thereafter	2,248
Total	$7,104

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

15.	Income Taxes

At September 30, 2007, the Company had available U.S. Federal net operating loss carryforwards of $248,940 which expire at various dates beginning December 31, 2011. As of September 30, 2007, $50,382 of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code of 1986 as a result of an ownership change.  The restricted net operating loss is subject to an annual limitation of $7,476.  At September 30, 2007, the Company had available California net operating loss carryforwards of $3,500 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2006, based on operating results in 2005 and 2006 and, based on a three-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance to $86,128 and recorded a deferred tax benefit in the amount of $3,597 at December 31, 2006. At September 30, 2007, the deferred tax asset has been reduced to $2,409 which is net of the same valuation allowance. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Continuing Operations:
Current
Federal	$14	$-	$60	$-
State	59	194	336	212
Total Current provision	$73	$194	$396	$212

Deferred, net of valuation allowance
Federal	$362	$-	$1,206	$-
State	10	-	(18)	-
Total deferred provision	$372	$-	$1,188	$-

Total income tax provision	$445	$194	$1,584	$212

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Discontinued Operations:
Federal	$-	$-	$5	$-
State	-	(3)	107	160
Total (benefit) provision	$-	$(3)	$112	$160

16.	Debt

On March 1, 2005, the Company entered into two credit agreements with Amalgamated Bank. The credit agreements provide for three-year revolving credit facilities that permit the Company to borrow up to a combined $15,500 secured by the Company’s accounts receivable. A balance of $8,630 was outstanding under both revolving credit agreements at September 30, 2007 and December 31, 2006. The balance of the revolving credit agreements is due March 1, 2008. As such, the amount has been reclassified to current liabilities as of September 30, 2007. The Company intends to refinance its revolving credit facilities before March 1, 2008.

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

Merisel is a leading supplier of visual communication solutions.  Until August 2004, the Company’s primary operations consisted of a software licensing solutions business. Thereafter, between March 2005 and October 2006, the Company, which conducts its operations through its main operating subsidiary, Merisel Americas, Inc. (“Americas”), acquired its current businesses:

•
On March 1, 2005, the Company acquired its New York-based graphics solutions, premedia and retouching services businesses, Color Edge, Inc. (“Color Edge”) and Color Edge Visual, Inc. (“Color Edge Visual”), and its New York-based prototype services provider, Comp 24, LLC (“Comp 24”);

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or in per share data)

The Company reported net income available to common stockholders of $90 and $725, or $0.01 and $0.09 per share for the three and nine months ended September 30, 2007, respectively. This compares with net income available to common stockholders of $685 and $864, or $0.09 and $0.11 per share for the three and nine months ended September 30, 2006. Net income includes income of $12 and $143, or $0.00 and $0.02 per share from discontinued operations for the three and nine months ended September 30, 2007, respectively. This compares with a loss of $19, or $0.00 per share, and income of $984, or $0.13 from discontinued operations for the three and nine months ended September 30, 2006.

Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006.
For the purposes of the following table and discussion, “Existing Operations” refers to the Company’s businesses acquired during the fiscal year ended December 31, 2005, and “Expanded Operations” represents businesses that were acquired during the fiscal year ended December 31, 2006, specifically Fuel, acquired October 1, 2006 and AdProps, acquired May 10, 2006.

	2007			2006
	Existing Operations	Expanded Operations	Total Operations	Existing Operations	Expanded Operations	Total Operations
Net sales	$19,731	$3,188	$22,919	$19,873	$804	$20,677
Gross profit	10,593	1,816	12,409	10,136	431	10,567
Selling, general, and Administrative-Operations	8,213	1,627	9,840	7,746	371	8,117
General and Administrative-Corporate	1,448	-	1,448	981	-	981
Interest expense, net	71	3	74	84	2	86
Income tax expense (benefit)	369	76	445	186	8	194
Discontinued Operations, net of taxes	12	-	12	(19)	-	(19)
Net Income	$504	$110	$614	$1,120	$50	$1,170

Net Sales - Net sales were $22,919 for the three months ended September 30, 2007 compared to $20,677 for the three months ended September 30, 2006. The increase of $2,242 or 10.8% was from an increase in net sales from expanded operations of $2,384. Revenues from existing operations slightly decreased by $142 or 0.7% to $19,731. The decrease in net sales from existing operations was primarily due to sales volume declines at Comp 24 offset by sales volume increases at Crush Creative.

Gross Profit – Total gross profit was $12,409 for the three months ended September 30, 2007 compared to $10,567 for the three months ended September 30, 2006. The increase in total gross profit of $1,842 or 17.4% was split between expanded operations up by $1,385 and existing operations up by $457. The increase in gross profit from existing operations of $457 or 4.5% was driven by reductions in production labor cost at Color Edge and Crush Creative.  Total gross margin increased to 54.1% for the three months ended September 30, 2007 from 51.1% for the three months ended September 30, 2006. The increase in gross margin is partly attributable to higher gross margins of 57.0% in the expanded operations, and specifically related to Fuel’s gross margins of 59.7%. Gross margin from existing operations increased to 53.4% for the three months ended September 30, 2007 as compared to 51.0% for the three months ended September 30, 2006 due to labor reduction savings at Color Edge and Crush Creative.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $11,288 for the three months ended September 30, 2007 from $9,098 for the three months ended September 30, 2006. Total Selling, General and Administrative expenses as a percentage of sales increased to 49.3% for the three months ended September 30, 2007 compared to 44.0% for the three months ended September 30, 2006.

Selling, General and Administrative expenses from Operations increased to $9,840 from $8,117 for the three months ended September 30, 2007 and 2006, respectively. This increase of $1,723 or 21.2% is split between an increase in expanded operations of $1,256 and an increase in existing operations of $467. The increase of $467 or 6.0% in existing operations is primarily due to increases in commission rates on sales at Color Edge, as well as increases in depreciation and amortization expense due to a larger fixed asset base during 2007.

Selling, General and Administrative expenses from Corporate increased to $1,448 from 981 for the three months ended September 30, 2007 and 2006, respectively. This increase of $467 or 47.6% is due to an increase of $190 in legal and accounting fees, an increase of $132 in insurance costs, and an increase of $310 due to additional expenses related to severance expenses and the Company’s decision to explore strategic alternatives.

Interest Expense, Net - Interest expense decreased to $74 in the three months ended September 30, 2007 from $86 in the three months ended September 30, 2006. The decrease was due to a decrease in interest expense due to decreases in installment note balances.

Income Taxes – The Company recorded an income tax provision of $445 in the three months ended September 30, 2007 compared to $194 in the three months ended September 30, 2006. Income tax expense in the current quarter is recorded at an effective tax rate of 42.5% which compares to a 14.0% tax rate in the third quarter of 2006. This difference in rates is due to the fact that at September 30, 2006. The Company released the valuation allowance on its deferred tax asset in the fourth quarter of 2006.

Discontinued Operations – Income from discontinued operations for the three months ended September 30, 2007 was $12 related to a refund of professional fees previously expensed. Expense from discontinued operations for the three months ended September 30, 2006 was $19 due to other expenses related to discontinued operations.

Net Income - As a result of the above items, the Company had net income of $614 for the three months ended September 30, 2007 compared to income of $1,170 for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 as Compared to the Nine Months Ended September 30, 2006.

For the purposes of the following table and discussion, “Existing Operations” refers to the Company’s businesses acquired during the fiscal year ended December 31, 2005, and “Expanded Operations” represents businesses that were acquired during the fiscal year ended December 31, 2006, specifically Fuel, acquired October 1, 2006  and AdProps, acquired May 10, 2006.

	2007			2006
	Existing Operations	Expanded Operations	Total Operations	Existing Operations	Expanded Operations	Total Operations
Net sales	$58,595	$10,531	$69,126	$58,600	$1,182	$59,782
Gross profit	31,088	6,121	37,209	29,358	593	29,951
Selling, general, and Administrative-Operations	23,499	4,748	28,247	23,573	522	24,095
General and Administrative-Corporate	4,903	-	4,903	3,302	-	3,302
Restructuring charge	-	-	-	724	--	724
Interest expense, net	344	6	350	309	3	312
Income tax expense	1,001	583	1,584	202	10	212
Discontinued Operations, net of taxes	143	-	143	984	-	984
Net Income	$1,484	$784	$2,268	$2,232	$58	$2,290

Net Sales - Net sales were $69,126 for the nine months ended September 30, 2007 compared to $59,782 for the nine months ended September 30, 2006. The increase of $9,344 or 15.6% was primarily due to an increase in net sales from expanded operations of $9,349. Revenues from existing operations were consistent with prior year.

Gross Profit – Gross profit was $37,209 for the nine months ended September 30, 2007 compared to $29,951 for the nine months ended September 30, 2006. The increase in gross profit of $7,258 or 24.2% was primarily driven by an increase in gross profit from expanded operations of $5,528. The increase in gross profit from existing operations of $1,730 or 5.9% was driven by reductions of production salaries at ColorEdge and Crush Creative.  Gross profit as a percentage of sales, or gross margin, increased to 53.8% for the nine months ended September 30, 2007 from 50.1% for the nine months ended September 30, 2006. The increase in gross margin is partly attributable to higher gross margins of 58.1% in the expanded operations and specifically related to Fuel’s gross margins of 58.4%.  Gross margin from existing operations increased to 53.1% for the nine months ended September 30, 2007 as compared to 50.1% for the nine months ended September 30, 2006 due to the benefit of reductions in production labor at Color Edge and Crush Creative.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $33,150 for the nine months ended September 30, 2007 from $27,397 for the nine months ended September 30, 2006. Total Selling, General and Administrative expenses as a percentage of sales increased to 48.0% for the nine months ended September 30, 2007 compared to 45.8% for the nine months ended September 30, 2006.

Selling, General and Administrative expenses from Operations increased to $28,247 from $24,095 for the nine months ended September 30, 2007 and 2006, respectively. This increase of $4,152 or 17.2% is due to an increase in expanded operations of $4,226.

Selling, General and Administrative expenses from Corporate increased to $4,903 from $3,302 for the nine months ended September 30, 2007 and 2006, respectively. This increase of $1,601 or 48.5% is due to an increase of $340 in legal and accounting fees, an increase of $550 in insurance costs, and an increase of $984 due to additional expenses related to severance expenses and the Company’s decision to explore strategic alternatives. These increases were partially offset by a reduction in corporate salaries and travel and entertainment.

Restructuring Costs- For the nine months ended September 30, 2006, the Company recorded a restructuring charge of $724 related to the restructuring of the wet film processing business.

Interest Expense, Net - Interest expense increased to $350 in the nine months ended September 30, 2007 from $312 in the nine months ended September 30, 2006. The increase was due to a decrease in interest income on short-term investments and escrow accounts of $126, partially offset by a decrease in interest expense of $88 due to decreases in installment note balances.

Income Taxes – The Company recorded an income tax provision of $1,584 in the nine months ended September 30, 2007 compared to $212 in the nine months ended September 30, 2006. Income tax expense in the current period is recorded at an effective tax rate of 42.7% which compares to a 14.0% tax rate in the nine months ended September 30, 2006. This difference in rates is due to the fact that there was a full valuation allowance recorded on our deferred tax asset at September 30, 2006. The Company released the valuation allowance on its deferred tax asset in the fourth quarter of 2006.

Discontinued Operations – Income from discontinued operations for the nine months ended September 30, 2007 was $143 related to the sale of real property for a sale price of $1,192 net of cost basis of $914 and taxes and other expenses of $135. Income from discontinued operations for the nine months ended September 30, 2006 was $984. This income is the result of the Company selling its right to an unsecured claim for $1,250, net of tax of $160 and other expense of $106.

Net Income - As a result of the above items, the Company had net income of $2,268 for the nine months ended September 30, 2007 compared to income of $2,290 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $8,883 during the nine months ended September 30, 2007. The primary sources of cash were net income from continuing operations of $2,125 increased by depreciation and amortization expense of $2,992, a decrease in deferred taxes of $1,188, and a decrease of $2,724 in accounts receivables.

Net cash provided by operating activities was $4,788 during the nine months ended September 30, 2006. The primary inflow of cash was a decrease of $4,013 in restricted cash. During July 2006, restricted cash related to the attachment of the proceeds from a land sale in relation to a civil suit filed against the company were released.

For the nine months ended September 30, 2007, net cash used in investing activities was $3,313, which included $1,475 used for acquisition-related expenditures including payouts made in accordance with the asset purchase agreement of $420, $400, and $625 to the former owners of Crush, AdProps, and Fuel, respectively.  Additionally, $1,838 was used for capital expenditures.

For the nine months ended September 30, 2006, net cash used in investing activities was $4,462 which consisted of $3,663 used primarily to fund the acquisitions of Dennis Curtin Studios and Advertising Props and $799 used for capital expenditures.

For the nine months ended September 30, 2007, net cash used in financing activities was $880, which was comprised of $531 used for capital lease payments and $349 used to repay bank borrowings.

For the nine months ended September 30, 2006, net cash used in financing activities was $893, which was comprised of $433 used for capital lease payments, $444 used to repay borrowings, and $16 used to purchase treasury stock.

For the nine months ended September 30, 2007, net cash provided by discontinued operations was $1,169, related to the sale of the Company’s right to an unsecured claim resulting in proceeds of $1,192, net of other expenses of $23.

For the nine months ended September 30, 2006, net cash provided by discontinued operations was $1,153, related to the collection of $1,250 from a receivable related to the sale of an unsecured claim in a lawsuit, offset by $97 due to the payment of legal fees related to discontinued operations.

Financing Sources and Capital Expenditures

At September 30, 2007, the Company had cash and cash equivalents of $12,323 and debt of $10,240.

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements with Amalgamated Bank, which are dated March 1, 2005.

The first credit agreement provides for an installment note in the amount of $500, with quarterly installment payments of $42 are due, beginning on March 31, 2005, on the last day of March, June, September and December. As of September 30, 2007 and December 31, 2006, respectively, balances of $84 and $208 were outstanding under the installment note.  The first credit agreement also provides for a three-year revolving credit facility of up to $1,500 secured by Comp 24’s accounts receivable (Comp 24 was formerly MC24, LLC).  As of September 30, 2007 and December 31, 2006, a balance of $530 was outstanding under the revolving credit facility.

The second credit agreement provides for an installment note in the amount of $2,000 with quarterly installment payments of $100 due, beginning on March 31, 2005, on the last day of March, June, September and December. As of September 30, 2007 and December 31, 2006, balances of $1,000 and $1,200, respectively, were outstanding under the installment note.  The second credit agreement also provides for a three-year revolving credit facility of up to $10,000 secured by Color Edge’s and Color Edge Visual’s inventory and accounts receivable.  (Color Edge and Color Edge Visual were formerly MCEI, LLC and MCEV, LLC.) In connection with the Crush acquisition, the revolving credit facility agreement was amended on August 8, 2005 to increase the borrowing capacity to $14,000.  As of September 30, 2007 and December 31, 2006, a balance of $8,100 was outstanding under the revolving credit agreement facility.

Both agreements provide for interest at the greater of (a) the Prime Rate in effect on such day; or (b) the Federal Funds Effective Rate in effect on such day plus .5%.  The borrowings under both agreements are subject to certain restrictive covenants, with which the Company was in compliance as of September 30, 2007.

In connection with the acquisition of Crush, the Company assumed interest-free installment notes with outstanding balances of $2 and $9 as of September 30, 2007 and December 31, 2006, respectively.

In connection with the AdProps acquisition, the Company assumed certain installment notes with outstanding balances of $37 and $55 as of September 30, 2007 and December 31, 2006, respectively.

Stonington Partners, Inc. owns approximately 62.2% of the Company's outstanding Common Stock.  In June 2000, a Stonington affiliate purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred") issued by the Company for an aggregate purchase price of $15 million.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred. Dividends are cumulative and accrue from the original issue date, irrespective of whether they are declared by the Board of Directors. Cumulative accrued dividends of $11,758 and $10,215 were recorded as of September 30, 2007 and December 31, 2006, respectively.

At the option of the holder, the Convertible Preferred is convertible into the Company's common stock at a per-share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company's option, the Company may redeem, on or after September 30, 2003, outstanding shares of the Convertible Preferred initially at $105 per share, which declines to $100 per share on or after September 30, 2008, plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends. A change of control as defined can occur only with Board approval, and is therefore within the control of the Company. As of September 30, 2007, no redemptions of the Convertible Preferred have been made.

During the second quarter of 2007, the Executive Vice President of Merisel Americas, Inc., was given notice of termination under his March 1, 2005 Employment Agreement effective July 1, 2007. The Company accrued severance charges of $16 and 266 for the three and nine months ended September 30, 2007, respectively. A balance of $247 is included in accrued liabilities. The full amount accrued at September 30, 2007 was paid out in one lump sum payment during the fourth quarter of 2007.

During the third quarter of 2007, the Company committed to a plan to exit the facilities currently housing the operations of Fuel. The costs associated with the relocation are estimated to be $311. This balance is included in accrued liabilities as of September 30, 2007. The full amount accrued is expected to be paid out during the six-month period ending March 31, 2008.

Management believes that, with the Company’s cash balances, borrowing availability and cash flows from operations, it has sufficient liquidity for the 12 months ending September 30, 2008.  However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.  The Company has used a significant amount of cash to complete the ColorEdge, Color Edge Visual, Comp 24, Crush, DCS, AdProps, and Fuel acquisitions and may use cash to fund additional acquisitions in the future, resulting in less liquidity to meet its working capital needs.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Additionally, the Company has assumed certain off-balance sheet real estate leases in connection with the Acquisitions.

The following table summarizes the Company’s contractual obligations at September 30, 2007.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$9,753	$9,237	$516	$-	$-
Capital Lease Obligations	487	322	165	-	-
Operating Lease Obligations	24,897	4,117	8,605	7,274	4,901
Total	$35,137	$13,676	$9,286	$7,274	$4,901

The amounts included in long-term debt obligations and capital lease obligations for revolving credit agreements only include principal.  Interest expense is estimated to be $1,000 over the next three years.

According to the asset purchase agreements executed in connection with the acquisitions of Color Edge, Comp 24, Crush, AdProps and Fuel, the Company has contingent payables arising out of additional cash payouts that may be earned on an annual basis over a specified period of time if Acquisitions’ earnings before interest, taxes, depreciation and amortization exceed certain previously agreed-upon thresholds. These contingent payables have not been reserved for in the Company’s financial statements. If these contingencies are met, payments of these payables are estimated to be $13,764 over the next four years.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2007, the Company had cash investments of $8,827 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $3,496 maintained in various checking and escrow accounts at September 30, 2007. The Company had outstanding long-term debt of approximately $9,311 with variable interest rates and no foreign currency risk.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were operating effectively. In addition, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

On August 24, 2007, Dennis Curtin and White Dog Studios filed a civil complaint against the Company in the Los Angeles Superior Court, alleging that the Company breached a May 2, 2006 asset purchase agreement under which the Company purchased the plaintiffs’ assets, and seeking compensatory damages of $210,000.

On October 22, 2007, the Company filed a petition to compel arbitration on the basis of an arbitration provision contained in the asset purchase agreement.  The court has scheduled a hearing on the Company’s petition for January 8, 2008.

The Company denies that it breached the asset purchase agreement and that it is in any way liable to the plaintiffs. There has been no discovery in this action.

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions filed a civil complaint in the Supreme Court of the State of New York, New York County naming the Company’s Visual subsidiary and its sales employee, Edwin Sturmer, as defendants.

The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by using plaintiffs’ proprietary information to solicit plaintiffs’ customers, Banana Republic and the Gap, for Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition, and unjust enrichment, and seek compensatory and punitive damages totaling $5,000,000.

The defendants have answered the complaint, both asserting various affirmative defenses and denying liability to the plaintiffs.  There has been no discovery in this action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.  Exhibits

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merisel, Inc.

Date: November 14, 2007	By:	/s/ Donald R. Uzzi
Name: Donald R. Uzzi
Title: Chairman, Chief Executive Officer and President

By:	/s/ Jon H. Peterson
Name: Jon H. Peterson
Title: Chief Financial Officer

Index of Exhibits

Exhibit	Description	Method of Filing
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

Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.7	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.8	Asset Purchase Agreement dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, Fuel Digital, LLC and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **
3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
*10.1	1991 Employee Stock Option Plan of Merisel, Inc. together with Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement under the 1991 Employee Stock Option Plan.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. **
*10.2	Amendment to the 1991 Employee Stock Option Plan of Merisel, Inc. dated January 16, 1997.	Filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996. **
*10.3	Merisel, Inc. 1992 Stock Option Plan for Non-Employee Directors.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992. **
*10.4	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.5	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
*10.6	Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated September 18, 2001.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001. **
*10.7	Amendment to Deferred Compensation Agreement between Merisel, Inc. and Timothy N. Jenson dated December 18, 2001.	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
*10.8	Retention Agreement dated as of April 1, 2001 between Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson.	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000. **
*10.9	Promissory Note dated March 17, 1999 between Timothy N. Jenson and Merisel, Inc.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 1999. **
*10.10	Bonus Agreement dated as of August 10, 2000 between Merisel Americas, Inc. and Timothy N. Jenson.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. **
*10.11	Change of Control Agreement dated as of April 27, 2000 between Merisel, Inc., Merisel Americas, Inc. and Allyson Vanderford.	Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
*10.12	Severance Agreement dated as of December 21, 2000 between Merisel Americas, Inc. and Allyson Vanderford.	Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. **
10.13	Registration Rights Agreement, dated September 19, 1997, by and among Merisel, Inc., Merisel Americas, Inc. and Phoenix Acquisition Company II, LLC.	Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated September 19, 1997. **
10.14	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II., LLC dated as of June 2, 2000.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000. **
10.15	Share Purchase Agreement, dated as of July 2, 2001, by and between Merisel Americas, Inc., and SYNNEX Information Technologies, Inc.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated July 2, 2001. **
10.16	Real Property Purchase and Sale Agreement dated as of December 10, 2001 by and between HD Acquisitions, LLC and Merisel Properties, Inc.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.17	Tenth Amendment to Real Property Purchase and Sale Agreement dated as of May 10, 2002 between DCF I, LLC, the successor in interest to HD Acquisitions, LLC, and Merisel Properties, Inc.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.18	Consent to Assignment of Land Purchase Agreement dated May 10, 2002 between Merisel Properties, Inc., HD Acquisitions, LLC and DCF I, LLC.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.19	Purchase Money Note dated May 20, 2002 issued by DCF I, LLC to Merisel Properties, Inc.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.20	Purchase Money Deed of Trust dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.21	Construction Promissory Note dated May 20, 2002 issued by DCFI, LLC to Merisel Properties, Inc.	Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.22	Deed of Trust and Security Agreement dated May 20, 2002 between DCF I, LLC, as Grantor, Karen Tallman, as Trustee, and Merisel Properties, Inc., as Beneficiary.	Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.23	Construction Loan Agreement dated May 20, 2002 between DCF I, LLC, Anthony Dilweg and Merisel Properties, Inc.	Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
10.24	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **
*10.25	Amended and Restated First Amendment to Retention Agreement dated as of July 1, 2004 by and among Merisel, Inc., Merisel Americas, Inc. and Timothy N. Jenson.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. **
*10.26	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
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

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
*10.41	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**
*10.42	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.**
10.43	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI).	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2006. **
10.44	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV).	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006. **
*10.45	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **
10.46	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006.**
*10.47	Employment Agreement dated May 1, 2006 between Jon H. Peterson and Merisel, Inc.	Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. **
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
21	Subsidiaries of the Registrant.	Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
23	Consent of BDO Seidman, LLP Independent Registered Accounting Firm.	Filed as Exhibit 23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
23.1	Copy of the Consent of Weinick, Sanders & Leventhal, independent registered accounting firm (now defunct) dated July 6, 2005	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.