Form 10-K
period 2007-12-31
MERISEL INC /DE/
filed 2008-03-31
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ LARGE ACCELERATED FILER,  ☐ ACCELERATED FILER  ☐ NON-ACCELERATED FILER, ☒ SMALLER REPORTING COMPANY

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐  NO  ☒

As of June 30, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Service Bureau was $13,185,130 (2,637,026 shares at a closing price of $5.00).

As of March 28, 2008, the registrant had 8,033,943 shares of Common Stock outstanding.

Documents Incorporated By Reference

Amendment on Form 10 K A to be filed within 120 days of December 31, 2007, in lieu of a Definitive Proxy Statement pursuant to General Introduction G(3), under the Securities Exchange Act of 1934 is incorporated by reference into Part III.

Note on Incorporation by Reference

Information pertaining to certain items in Part III of this report is incorporated by reference to  the company’s Form 10K/A to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Instruction G(3) (the “Amendment”).

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

For some of the important factors that could cause the Company’s actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A, beginning on page 8.

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

As a result of these acquisitions, Merisel has offices and production facilities in New York, New York; Edison, New Jersey; Burbank, California; Atlanta, Georgia; Portland, and Oregon, which total more than 200,000 square feet.

The ongoing business operations of the Company’s subsidiaries are referred to by the above-described names, and (other than AdProps) are currently operated through separate Delaware limited liability companies owned by Americas.  Color Edge and Visual are considered to be a “predecessor” company for financial-reporting purposes.

The Company’s business is organized along two primary service lines – imaging and prototypes.  The Company’s imaging business includes graphic solutions and premedia and retouching services.  In connection with graphic solutions, the Company provides graphic arts consulting and production services, including design consulting, large format digital photographic output services, inkjet and digital output services, photo finishing, and exhibit and display solutions. These services are provided in connection with the production of visual communications media used primarily in the design and production of consumer product packaging, advertising products used in retail stores, and large format outdoor and event displays.  In connection with premedia and retouching services, the Company provides various premedia services, such as scanning, type setting, high-resolution file preparation for printing, and retouching services for commercial or high art clients. These services help modify or improve the appearance and functionality of photographic images used in publishing, advertising or package applications.

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

Recent Events

On of the date hereof, the Company has entered into a definitive agreement pursuant to which Merisel will be acquired by TU Holdings, Inc., an affiliate of American Capital Strategies, Ltd. (Nasdaq:  ACAS).  The transaction has been unanimously approved by Merisel’s Board of Directors, which will recommend that Merisel's stockholders approve the transaction.  Affiliates of Stonington Partners, L.P., Merisel’s largest stockholder, who collectively own approximately 60% of the company’s outstanding common stock, have entered into an agreement to vote in favor of the transaction.  Approval of the transaction requires the affirmative vote of a majority of the outstanding Merisel shares and is subject to certain other customary closing conditions.  The transaction is expected to close during the second quarter of 2008. The exact timing of the closing of the transaction is dependent on the review and clearance of necessary filings with the Securities and Exchange Commission and satisfaction of other customary closing conditions.

The Visual Communication Solutions and Graphic Services Industry

“Graphic services” encompass the tasks (art production, digital photography, retouching, color separation and plate making) involved in preparing images and text for reproduction to exact specifications in a variety of media, including packaging for consumer products, point-of-sale displays and other promotional or advertising material.  Graphic services, such as color separation (preparing color images, text and layout for the printing process), were previously performed by hand.  Recent technological advances have, however, in large part eliminated the production step of preparing photographic film and exposing the film on a plate.  Instead, plates are now often produced directly from digital files – in “direct-to-plate” (“DTP”) or “computer-to-plate” (“CTP”) technology.

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

•
Geographic Expansion:  The Company’s operations are currently centered in the New York/New Jersey and Los Angeles markets.  With its new facilities in Atlanta, and Portland, the Company will look to broaden its geographic footprint to other key United States markets, and to follow key clients into other global markets.

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

The Company’s 61 experienced sales representatives are divided into two service lines, one for imaging and one for prototypes, permitting them to understand clients’ technical needs and articulate Merisel’s capacity to meet those needs.  The Company also has 61 client service technicians. The Company’s sales staff is further divided on a geographical basis.

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

Clients

Merisel serves many of the world’s most prominent and highly-regarded brands in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries.  These clients are diversified by size, industry and channel and the Company is not dependent upon a single customer or small group of customers.  The Company has a long-standing relationship with Apple, Inc., which, along with other major customers, is considered to be important to the Company’s operating results.  While, during 2007, sales to Apple, Inc. constituted approximately 11% of Company sales on a consolidated basis, over 2,500 clients used Merisel’s services during that year.

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

When it comes to a particular product line, consumer product manufacturers tend to single-source their visual communication solutions to insure continuity in product image.  This has resulted in the Company developing a roster of steady clients in the food and beverage, health and beauty, and home care industries.  In fact, Merisel’s clients have demonstrated a high degree of loyalty:  Merisel’s top 20 clients in 2007 had relationships with Merisel averaging more than eight years in duration, and 100% of the Company’s top 20 clients in 2007 were Merisel’s clients in 2006.

Management

Donald R. Uzzi, 55, has served as Chairman of the Board of Directors since April 2005 and as Chief Executive Officer and President since November 2004.  Between December 2002 and November 2004, Mr. Uzzi provided consulting services to various companies in the areas of marketing, corporate strategy and communications.  Between July 1999 and December 2002, Mr. Uzzi was the Senior Vice President of Electronic Data Systems Corporation.  Between July 1998 and July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group.  Between August 1996 and April 1998, Mr. Uzzi was the Executive Vice President of Sunbeam Corporation.  Prior to 1996, Mr. Uzzi was the President of the Gatorade North America division of Quaker Oats.

Jon H. Peterson, 61, joined Merisel as Executive Vice President and Chief Financial Officer on March 1, 2006.  Between 2001 and March 1, 2006, Mr. Peterson served as Vice President of the Jacob Group, a boutique executive search firm, where he headed the finance, accounting and consumer package goods search practice.  Mr. Peterson has previously held positions as Vice President of Finance, Treasurer and General Manager with consumer package goods organizations, such as Pepsico and Cott Beverages.

John Sheehan, 53, has served as Merisel’s Executive Vice President of Sales and Marketing, Imaging since July 2006.  Mr. Sheehan joined Merisel in March 2005 as the President of Color Edge.  Between December 2002 and April 2005, Mr. Sheehan served as Managing Partner and Chief Operating Officer of Color Edge.  Between March 1999 and December 2002, he served as Managing Director of the New York City office of the London-based Photobition Group from which Color Edge was formed.

Guy Claudy, 58, has served as Merisel’s Executive Vice President, Operations since July 2006.  On August 8, 2005, Mr. Claudy joined Merisel as President of Crush.  Prior to that, he was Managing Director of Photobition Los Angeles, a part of the London-based Photobition Group.

Kenneth Wasserman, 48, has served as Merisel’s Executive Vice President, Prototypes since June 2006.  Mr. Wasserman previously served as the President of Comp24 since it was acquired by Merisel on March 1, 2005.  Mr. Wasserman was the founder and, since 1986, President of the predecessor entity to Comp24.

Domenick Propati, 49, has served as Merisel's Executive Vice President of Operations since January 2007.  Mr. Propati joined Merisel in October 2006 as part of the acquisition of Fuel Digital, where he served as president since April of 2005.  From 2000 until 2005, Mr. Propati was CEO of Photobition USA, which was part of London-based Photobition, PLC.  In addition, Mr. Propati has been an adjunct professor at Parsons The New School for Design from 2006 to the present.

Competition

Merisel believes that the highly-fragmented North American visual communication solutions industry has over 1,000 market participants.  Merisel is one among a small number of companies in the independent color separator/graphic services provider segment of the industry that has annual revenues exceeding $20 million.

Merisel competes with other independent color separators, converters and printers with graphic service capabilities.  The Company believes that approximately half of its target market is served by converters and printers, and half of its target market is served by independent color separators. The Company also competes, on a limited basis, with clients, such as advertising agencies and trade-show exhibitors, who produce products in-house.

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

Intellectual Property

The Company owns no patents.

The Company’s principal intellectual property assets are its trademarks and trade names – Color Edge, Comp24, Crush Creative, Dennis Curtin Studios, AdProps and Fuel – which can be renewed periodically for indefinite periods.

Employees

As of March 28, 2008, Merisel had approximately 502 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.  None of the employees are represented by unions and Merisel believes that it has good relations with its employees.

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

All of the Risk Factors and Company information in this Annual Report on Form 10-K should be read in conjunction with the discussion of Recent Events which occurred immediately prior to filing.

The Company’s Definitive Merger Agreement is Subject to Customary Representations, Warranties and Conditions of Closing

As of the date of filing, the Company entered into a definitive agreement (the “Merger Agreement”) pursuant to which the Company agreed to be acquired by TU Holdings, Inc., an affiliate of American Capital Strategies, Ltd. This Merger Agreement is the culmination of the Company’s efforts over the past year to explore its strategic options to increase shareholder value.

The Merger Agreement is subject to various representations, warranties and conditions. In addition, under various circumstances described in the Merger Agreement, the parties will maintain options to terminate.

The Company cannot be certain at the date hereof that the transactions contemplated in the Merger Agreement  will close as anticipated, on schedule and in the manner contemplated by the Merger Agreement.  In such an event, the Company’s shareholders would continue to be subject to the problems with liquidity outlined in the other Risk Factors in this section.

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

A “change of control,” as defined by various Company agreements and documents, including the preferred stock designations, restricted stock agreements, loan agreements and employment agreements, would trigger compensatory and other obligations to the parties to these agreements, which would restrict the amounts available to holders of Company common stock. These potential obligations are described in more detail in footnotes to the Company’s financial statements.  See Item 8. Financial Statements and Supplementary Data. Note 13 and 14.

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

The integration of the Company’s acquired entities, Color Edge, Comp 24, Crush, Dennis Curtin, AdProps and Fuel, has been, and will continue to be, a complex, time-consuming and expensive process.  In addition to the challenges discussed above, the integration process has included closing and relocating duplicative facilities, reducing personnel, and implementing IT and other changes.  These activities have disrupted, and, in 2008, may continue to disrupt, the Company’s operations.  In particular, these activities may strain the Company’s financial and managerial controls and reporting systems and procedures, and may divert managerial and financial resources away from the Company’s core business objectives.

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

The loss of senior management and key personnel – either as a group or on an individual basis – could have a materially adverse affect on the Company’s business and financial performance.

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

As a result, the Company is unable to predict, with precision, the volume of its future business.  Its inability to do so and concomitant inability to adjust its operations accordingly, could have a materially adverse effect its operating results.

The Company’s failure to develop and market new products and services could impact its competitive position and have a materially adverse effect on its business and results of operations.

The success of the Company’s business is largely dependent upon its ability to adapt to a rapidly-changing technological landscape.  The Company’s inability to successfully adapt – through its failure to implement new technology or its implementation of technology that is not widely accepted in the marketplace – could have a materially adverse effect on its business and results of operations.

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

The Company currently owes approximately $9 million on its senior credit facilities, which require that the Company, among other things, maintain specified financial ratios and meet specified financial tests.  The facilities also restrict the Company’s ability to, among other things, incur additional debt, engage in certain mergers, acquisitions and reorganizations, pay dividends, redeem or repurchase capital stock, and create or allow liens.

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

Item 1B.    Unresolved SEC Comments.

None.

Item 2.    Properties.

The Company’s headquarters and primary production facility are located in New York, New York, where the Company leases a 106,000 square-foot facility.  The Company owns or leases the following offices and operating facilities:

Location	Square Feet (approx.)	Owned Leased	Purpose	Lease Expiration Date	Division
New York, NY	25,000	Leased	General Offices, Operating Facility	December 2011	Corporate
New York, NY	81,000	Leased	General Offices, Operating Facility	April 2014	Corporate
Edison, NJ	25,000	Leased	Operating Facility	Month-to- Month	Color Edge Visual
Burbank, CA	65,000	Leased	General Offices, Operating Facility	July 2011	Crush Creative/ Dennis Curtin Studios
Burbank, CA	10,000	Leased	General Offices, Operating Facility	July 2011	Crush Creative
Beaverton, OR	2,200	Leased	General Offices, Limited Production/ Operating Facility	November 2008	Crush Creative
New York, NY	16,000	Leased	General Offices, Operating Facility	December 2015	Fuel Digital
Atlanta, GA	20,000	Leased	General Offices, Operating Facility	May 2011	AdProps
Portland, OR	4,370	Leased	General Offices, Operating Facility	May 2013	Merisel

Item 3.    Legal Proceedings.

In February 2004, the Company was served with an adversary complaint in connection with a bankruptcy proceeding, In re: Bridge Information Systems, Inc., Case No. 01-41593, pending in the United States Bankruptcy Court for the Eastern District of Missouri, Eastern Division.  The adversary complaint is captioned Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA, Case No. 01-41593-293, and alleges that the Chapter 11 Debtors made preferential transfers totaling $6,278,812.54 to Merisel Americas, Inc., and preferential transfers totaling $17,821,740.18 to MOCA (Merisel Open Computing Alliance).  The adversary complaint seeks avoidance of these transfers.

The adversary complaint was filed subsequent to the Company’s sale of its wholly-owned subsidiary MOCA to Arrow Electronics, Inc. (“Arrow”). Arrow has confirmed to the Company, in writing, that it will indemnify the Company with respect to any liability arising from the allegations in the adversary complaint.

In November 2001, Tommy Davis Nathan Cameron and his wife, Lisa Cameron, filed a complaint in the Superior Court, Wake County, North Carolina naming Merisel, Inc., Merisel Properties, Inc., Merisel Americas, Inc. and Brian Goldsworthy as defendants.  The plaintiffs allege that Mr. Cameron sustained various physical injuries due to toxic mold at his workplace.

Merisel, Inc. and Merisel Americas, Inc. were dismissed from the action when the court granted summary judgment in their favor.  After a March 2006 trial, a jury verdict was rendered against Merisel Properties, Inc. in the amount of $1.8 million, pre- and post-judgment interest and costs.  Merisel Properties, Inc. appealed that decision.

While that appeal was pending, the parties, in January 2008, entered into a settlement agreement.  Under the agreement, once the full settlement amount has been paid, a satisfaction of judgment will be filed with the court.

The Company’s insurance carrier has provided coverage for costs and expenses incurred by the Company in defending this matter.  In addition, the insurance carrier furnished the consideration necessary to obtain a bond; the bond was necessary to stay enforcement of the judgment pending the appeal. The Company’s insurance carrier has agreed to pay the settlement amount subject to applicable deductibles.

No provision for this litigation has been made in the Company’s financial statements.

On August 24, 2007, Dennis Curtin and White Dog Studios filed a civil complaint against the Company in the Los Angeles Superior Court, alleging that the Company had breached a May 2, 2006 asset purchase agreement under which the Company purchased the plaintiffs’ assets.  These plaintiffs seek compensatory damages of $210,000. As of December 31, 2007, the Company has accrued the full $210,000.

On October 22, 2007, the Company filed a petition to compel arbitration, relying on an arbitration provision contained in the asset purchase agreement.  In January 2008, the court granted the petition and dismissed the matter in favor of arbitration.  The parties are currently engaged in settlement discussions regarding their respective claims, and, due to these discussions, the arbitration has not yet been commenced.

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. filed a civil complaint in the Supreme Court of the State of New York, New York County naming the Company’s Color Edge Visual subsidiary and its sales employee, Edwin Sturmer, as defendants.

The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while he was employed by CEV.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment.  The plaintiffs seek compensatory and punitive damages totaling $5 million.

In answering the complaint, the defendants have asserted various affirmative defenses and have denied liability to the plaintiffs.  The parties are currently engaged in discovery.

The Company is involved in certain legal proceedings arising in the ordinary course of business. None of these proceedings is expected to have a material impact on the Company’s financial condition or results of operations.  The Company has evaluated its potential exposure and has established reserves for potential losses arising out of such proceedings.  There can be no assurance that the Company’s accruals will fully cover any possible exposure.

Item 4.    Submission of Matters to a Vote of Security Holders

a)	The Company held its 2007 annual meeting of stockholders on December 12, 2007.

b)	Each of Edward A. Grant, Ronald P. Badie, A.J. Fitzgibbons III, Bradley J. Hoecker, Lawrence J. Schoenberg and Donald R. Uzzi were elected as directors for a new one-year term.

c)	The following matters were submitted to a vote of security holders at the annual meeting:

1.	Election of nominees as directors to the Board of Directors. The nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld
Ronald P. Badie	8,025,880	24,127
A.J. Fitzgibbons III	8,025,880	24,127
Edward A. Grant	8,025,880	24,127
Bradley J. Hoecker	8,025,880	24,127
Lawrence J. Schoenberg	8,025,880	24,127
Donald R. Uzzi	8,025,880	24,127

2.
The stockholders voted upon and approved a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for 2007.  The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
8,033,600	11,032	5,375	-

d)	Proxies were solicited only by the Company.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of EquitySecurities.

The Company's common stock currently trades on the National Quotation Service Bureau (commonly known as the “Pink Sheets”) under the symbol “MSEL.PK”.  From October 1988 to December 2004, the Company’s common stock was traded on the Nasdaq National Market. The following table sets forth, for the period indicated, the quarterly high and low per share sales prices for the common stock.

Fiscal Year 2006	High	Low	Fiscal Year 2007	High	Low
First quarter	$ 7 1/2	$ 7 1/16	First quarter	$ 3 3/4	$ 3 9/16
Second quarter	7 1/8	6 ¼	Second quarter	6 1/2	3 5/8
Third quarter	6 7/16	3 ¼	Third quarter	5 1/4	3 13/16
Fourth quarter	4 1/4	3 3/8	Fourth quarter	4 1/5	2 15/16

As of March 28, 2008, there were 717 record holders of the Company’s common stock.  This number does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers.

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

Purchase of Merisel Equity Securities

There were no share repurchases during the fiscal year 2007.

The Board has authorized the repurchase of shares of Merisel common stock on the open market as follows:

Date Share Repurchase Programs were Publicly Announced	(in thousands) Approximate Dollar Value of Shares Authorized to be Repurchased
July 3, 2001	$1,000
September 1, 2004	1,000
August 14, 2006	2,000

Total dollar value of shares authorized to be repurchased as of December 31, 2007	$4,000

Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase there under.

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

	2003	2004	2005 (2)	2006 (3)	2007
	Successor
Income Statement Data (1):
Net sales	$-	$-	$63,009	$84,720	$93,181
Cost of sales	-	-	32,925	47,721	49,291
Gross profit	-	-	30,084	36,999	43,890
Selling, general & administrative expenses (4)	2,602	2,276	23,076	32,663	38,316
Restructuring charge	-	-	-	724	-
Operating income (loss)	(2,602)	(2,276)	7,008	3,612	5,574
Interest expense (income), net	(436)	(586)	264	585	386
Income (loss) from continuing operations before provision (benefit) for income taxes	(2,166)	(1,690)	6,744	3,027	5,188
Income tax provision (benefit)	-	-	925	(3,280)	(30,594)
Income (loss) from continuing operations	(2,166)	(1,690)	5,819	6,307	35,782
Discontinued operations: Income from discontinued operations	4,926	3,540	-	748	145
Gain (loss) on sale of discontinued operations	-	(2,643)	5,016	-	-
Net income (loss)	$2,760	$(793)	$10,835	$7,055	$35,927
Preferred stock dividends	1,514	1,639	1,774	1,920	2,079
Net income (loss) available to common stockholders	$1,246	$(2,432)	$9,061	$5,135	$33,848

Share Data :
Net income (loss) available to common stockholders per diluted share	$0.16	$(0.32)	$1.18	$0.66	$4.22
Weighted average number of diluted Shares	7,617	7,620	7,670	7,816	8,016
Balance Sheet Data:
Working capital	$42,812	$43,767	$20,769	$23,486	$28,422
Total assets	67,212	47,950	77,363	84,580	119,085
Long-term debt	-	-	10,487	9,894	9,084
Total debt, including current portion	-	-	11,743	11,120	9,889
Stockholders' equity	$44,662	$43,841	$55,038	$62,680	$99,323

1.
The Company sold its software licensing assets in August 2004.  As a result, the operations of those businesses were reclassified as discontinued operations.  The sale of the software licensing assets was rescinded in February 2005, but continued to be treated as discontinued operations.

2.
The Company acquired substantially all of the assets of Color Edge, Inc., Color Edge Visual, Inc., and Comp 24, LLC in March 2005 and substantially all of the assets of Crush Creative, Inc. in August 2005.

3.
The Company acquired substantially all the assets of Dennis Curtin Studios, Inc. and all of the stock of Advertising Props, Inc. in May 2006 and substantially all of the assets of Fuel Digital, Inc. in October 2006.

4.	For the year ended December 31, 2006 and 2007, includes stock-based compensation expense of $186 and $184, respectively, related to the adoption of SFAS No. 123(R).

	For the year ended December 31,		For the two months ended February 28,
	2003	2004	2005
Income Statement Data:	Predecessor
Net sales	$46,499	$51,742	$8,532
Cost of sales	23,662	25,836	5,011
Gross profit	22,837	25,906	3,521
Selling, general & administrative expenses	21,131	22,083	4,615
Operating income (loss)	1,706	3,823	(1,094)
Interest and other expense, net	353	441	73
Income (loss) before provision for income taxes	1,353	3,382	(1,167)
Income tax provision	875	1,856	-
Income before extraordinary gain	478	1,526	(1,167)
Extraordinary gain	-	-	-
Net income (loss)	$478	$1,526	$(1,167)
Balance Sheet Data:
Working capital	$5,744	$9,447	$8,761
Total assets	25,803	27,923	25,286
Long-term debt	6,711	7,660	7,976
Total debt, including current portion	8,293	8,718	8,998
Stockholders' equity	7,968	9,494	8,327

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

All amounts are stated in thousands except per share amounts.

For an understanding of the significant factors that influenced the Company’s performance during the past three years, the following discussion and analysis should be read in conjunction with Item 6.  “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.

This discussion contains forward-looking statements based upon the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those anticipated by the Company.  These forward-looking statements involve significant risks and uncertainties (some of which are beyond the Company’s control) and assumptions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those factors set forth in Item 1. “Risk Factors” and other factors presented throughout this report.

Introduction

The Company is a leading supplier of visual communications solutions. The Company was founded in 1980 as Softsel Computer Products, Inc. [incorporated in Delaware in 1987 under the same name] and in connection with the acquisition of Microamerica, Inc. changed its name to Merisel, Inc. in 1990.  The Company operated as a full-line international computer distributor until December 2000.  Merisel’s only business from July 2001 through August 2004 was its software licensing business, which was sold in August 2004.  See discussion below for further information.

Merisel’s only business from July 2001 through August 2004 was its software licensing business, which was sold in August 2004. See discussion below for further information.

The Company had no operations from August 2004 until March 1, 2005. On March 1, 2005, the Company acquired ColorEdge, Inc., Color Edge Visual, Inc., Photobition New York, Inc., and the Comp 24, LLC.  In August 2005, the Company acquired Crush Creative. In May 2006, the Company acquired Dennis Curtin Studios, Inc. and Advertising Props, Inc. In October 2006, the Company acquired Fuel Digital, Inc. (collectively, the “Acquisitions”). These Acquisitions are described in detail below.

The Company conducts its operations through its main operating subsidiary Merisel Americas, Inc.

Management Overview of 2007 Operations and Key Events

Effective March 1, 2005, the Company acquired substantially all of the operating assets of ColorEdge, Inc., ColorEdge Visual, Inc. ("Visual"), and its wholly-owned subsidiary, Photobition New York, Inc. (collectively “ColorEdge”). ColorEdge is a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. The purchase price for these two companies was $19,835; the purchase price consisted of $20,498 paid in cash at closing and $1,689 paid in acquisition-related professional fees, with $2,352 in purchase-price adjustments related primarily to the return of escrow funds during the third quarter of 2005.

It has been determined that ColorEdge represents the predecessor company (the “Predecessor”) for financial reporting purposes.

Effective March 1, 2005, the Company also acquired substantially all of the assets of Comp 24, LLC ("Comp 24"). Comp 24 is a New York-based commercial prototype company that provides consumer-products companies with prototypes, samples, props and color-corrected packaging, and end-to-end services. The purchase price of $11,812 consisted of $10,884 paid in cash at closing and $1,091 paid in acquisition-related professional fees, with $163 in purchase-price adjustments related primarily to the return of escrow funds during the third quarter of 2005.

Effective August 8, 2005, the Company acquired substantially all of the assets of Crush Creative Inc. (“Crush”), a California-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. The purchase price of $8,272 consisted of $6,991 paid in cash at closing and $563 paid in acquisition-related professional fees, adjusted for contingent payments totaling $718 ($298 in contingent payments were made during the second quarter of 2006 and $420 in contingent payments were made during the second quarter of 2007). The asset purchase agreement provides for contingent payments of up to approximately $2,500 in cash, provided that EBITDA, net of excess capital expenditures, exceeds certain agreed-upon annual and cumulative thresholds for the four years commencing on August 8, 2005.

Effective May 5, 2006, the Company acquired substantially all of the assets of Dennis Curtin Studios, Inc. (“DCS”), a Los Angeles-based commercial prototype company providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. The purchase price of $1,030 consisted of $1,008 in cash ($750 was paid at closing and $58 was paid within 60 days of closing), $100 to be paid on each of the first and second anniversaries of the closing, and $22 paid in acquisition-related professional fees. As a result of the litigation between the parties, the first of the two payments has not been made. See Item 3, “Legal Proceedings.”

Effective May 10, 2006, the Company acquired all of the stock of Advertising Props, Inc. (“AdProps”), an Atlanta-based commercial prototype company providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. It also provides clients with other end-to-end complementary services for file editing, film separation, printing, airbrushing, dye cutting, and foil stamping, embossing and laminating. The purchase price of $2,485 consisted of $1,980 paid in cash at closing and $105 of acquisition related professional fees with $400 in purchase price adjustments made during the second quarter of 2007. The asset purchase agreement provides for contingent payments of up to approximately $400 in cash, provided that EBITDA exceeds certain agreed-upon thresholds each year over a two-year period commencing on May 10, 2006.

Effective October 1, 2006, the Company acquired substantially all of the assets of Fuel Digital, Inc (“Fuel”), a New York-based communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing, and exhibits and display solutions. The purchase price of $8,198 consisted of $5,934 paid in cash at closing and $551 paid in acquisition-related professional fees, with a $938  holdback amount held in escrow on the purchase price, which was released to the former shareholders during 2007, $417 in contingent payments made in the fourth quarter of 2007, and $311 in relocation costs.  The asset purchase agreement provides for contingent payments of up to approximately $1,250 in cash, provided that EBITDA exceeds certain agreed-upon annual and cumulative thresholds for the three years period commencing on October 1, 2006.

All of the acquired businesses operate as a single reportable segment in the graphic imaging industry, and the Company is subject to the risks inherent in that industry. For a discussion of these risks, see Item 1A. “Risk Factors.”

Discontinued Operations

The Company operated its software licensing distribution business until August 2004, when the Company completed the sale of the majority of its software licensing business to D&H Services, LLC (“D&H”). The net operating results and net cash flows of this software licensing distribution business have been reported as “Discontinued Operations” in the accompanying consolidated statements of income and cash flows.

In November 2004, the Audit Committee of the Company initiated an investigation into the sale of its software licensing business, including the sale of its assets. In the same month, Timothy N. Jenson resigned as the Company’s President and Chief Executive Officer and the Board of Directors named Donald R. Uzzi as his replacement.

The Company subsequently filed a lawsuit against Mr. Jenson, as well as Tina Wurtz, Craig Wurtz, John Low, D&H, and TDH Enterprises, LLC (“TDH”). The lawsuit alleged, among other things, that the defendants defrauded the Company through the sale of the Company’s software licensing business, including its notes and real property assets, to D&H, in exchange for the assumption of certain liabilities and a nominal amount of cash. The Company sought rescission of the sale, as well as, compensatory and punitive damages.

In February 2005, the sale was rescinded. On February 28, 2005, the Company settled the lawsuit. Under the settlement, Mr. Jenson received certain cash payments, and D&H transferred to Merisel Americas, Inc. cash and certain assets and liabilities related to the August 2004 asset purchase agreement.

On March 4, 2008, the SEC filed a civil complaint against Jenson and TDH in the federal district court in Santa Ana, California.  In its complaint, the SEC alleges that Jenson made numerous material misrepresentations and omissions in Merisel’s SEC filings and in Company press releases as part of a scheme to loot company assets in two separate but similar self-dealing transactions, and that TDH, a Jenson-controlled entity, was used to carry out these transactions.

Without admitting or denying these allegations, Jenson and TDH consented to the entry of final judgments permanently enjoining them from violating the anti-fraud and other provisions of the federal securities laws.  In addition, Jenson consented to the entry of a final judgment barring him from serving as an officer or director of a public company and ordering that he pay a $275,000 civil penalty.

Results of Operations

All amounts are stated in thousands except per share amounts.

	2007			2006			2005
	Existing Operations	Expanded Operations	Total Operations	Existing Operations	Expanded Operations	Total Operations	Existing Operations
Net sales	$79,713	$13,468	$93,181	$78,452	$6,268	$84,720	$63,009
Gross profit	37,183	6,707	43,890	34,061	2,938	36,999	30,084
Selling, general, and administrative	33,141	5,175	38,316	30,484	2,179	32,663	23,076
Restructuring charge	-	-	-	724	-	724	-
Interest expense	(828)	(31)	(859)	(1,054)	(12)	(1,066)	(611)
Interest income	448	25	473	481	-	481	347

For the purposes of the above table and the following discussion, “Existing Operations” refers to the Company’s businesses acquired during the fiscal year ended December 31, 2005, and “Expanded Operations” refers to the Company’s businesses acquired during the fiscal year ended December 31, 2006, specifically DCS and AdProps which were acquired in May 2006, and Fuel, which was acquired in October 2006. The above table represents the key financial statement areas of operations.

The Company reported net income to common stockholders of $33,848 for 2007 compared with $5,135 for 2006, and $9,061 for 2005.  These results include a gain on the sale of discontinued operations of $145, $748 and $5,016 for 2007, 2006 and 2005, respectively.  Additionally, these results include a tax benefit of $30,594 and $3,280 for 2007 and 2006, respectively from the reduction of a deferred tax asset reserve.

Comparison of Fiscal Years Ended December 31, 2007 and December 31, 2006

Net Sales - Net sales increased by $8,461, or 10.0%, from $84,720 for the year ended December 31, 2006, to $93,181 for the year ended December 31, 2007.  Net sales from Existing Operations increased $1,261, or 1.6%, from $78,452 for the year ended December 31, 2006, to $79,713 for the year ended December 31, 2007.

Gross Profit – Gross profit increased $6,891, or 18.6%, from $36,999 for the year ended December 31, 2006, to $43,890 for the year ended December 31, 2007. Gross profit from Existing Operations increased $3,122, or 9.2%, from $34,061 for the year ended December 31, 2006, to $37,183 for the year ended December 31, 2007. Gross profit as a percentage of sales, or gross margin, increased 3.4% from 43.7% for the year ended December 31, 2006 to 47.1% for the year ended December 31, 2007... The increase in gross margin is attributable a reduction in labor expenses at Color Edge and Crush Creative, and a reduction in raw material costs and productions supplies driven by centralized procurement.

Selling, General and Administrative - Selling, general and administrative expenses increased $5,653, or 17.3%, from $32,663 for the year ended December 31, 2006, to $38,316 for the year ended December 31, 2007... Selling, general and administrative expenses from Existing Operations increased $2,657 or 8.7% from $30,484 for the year ended December 31, 2006 to $33,141 for the year ended December 31, 2007. Part of the increase in selling, general, and administrative expenses from Existing Operations is attributed to $1,827 incurred in connection with the Company’s decision to explore strategic alternatives.

Restructuring Costs - The Company recorded a restructuring charge of $724 related to the restructuring of the wet processing film business for the year ended December 31, 2006. There was no restructuring charge for the year ended December 31, 2007.

Interest Expense - Interest expense for the Company decreased by $207, or 19.4%, from $1,066 for the year ended December 31, 2006 to $859 for the year ended December 31, 2007.  The change primarily reflects a decrease in loan balances due to payments of principal on capital leases and installment notes.

Interest Income - Interest income for the Company decreased by $8, or 1.6%, from $481 for the year ended December 31, 2006, to $473 for the year ended December 31, 2007.

Income Taxes – The Company recorded an income tax benefit of $3,280 in the year ended December 31, 2006 and an income tax benefit of $30,594 for the year ended December 31, 2007... The Company further reduced its valuation allowance and recorded a deferred tax benefit in the amount of $34,972 for the year ended December 31, 2007.

Discontinued Operations – Income On April 17, 2006, the Company was notified that a deed for real property securing a note receivable had been transferred back to the Company in settlement of the note receivable. The underlying real property was valued at $914 and recorded as assets held for sale at December 31, 2006. On March 28, 2007, the Company sold the real property for $1,192, net of expenses. The Company recorded income from discontinued operations of $145 for the year ended December 31, 2007.  This figure consists of the sale price of $1,192, net of its cost basis of $914, taxes of $112, and other expenses of $21.

Income from discontinued operations for the year ended December 31, 2006 was $748. On June 19, 2006, the Company recorded a gain of $748 on the sale of an unsecured claim, which is net of other expenses of $342 and tax of $160.

Net Income - As a result of the above items, the Company reported net income available to common stockholders of $5,135 in the year ended December 31, 2006 and reported net income available to common stockholders of $33,848 for the year ended December 31, 2007.

Comparison of Fiscal Years Ended December 31, 2006 and December 31, 2005

Net Sales - Net sales increased by $21,711, or 34.5%, from $63,009 for the year ended December 31, 2005, to $84,720 for the year ended December 31, 2006.  Net sales from Existing Operations increased $15,443, or 24.5%, from $63,009 for the year ended December 31, 2005, to $78,452 for the year ended December 31, 2006... The increase in net sales from Existing Operations between 2005 and 2006 is due to the fact that the results of operations for Crush were included for a full twelve months in 2006, whereas they were only included for five months in 2005, and the results of operations for ColorEdge and Comp 24 were included for a full twelve months in 2006, whereas they were only included for ten months in 2005.

Gross Profit – Gross profit increased $6,915, or 23.0%, from $30,084 for the year ended December 31, 2005, to $36,999 for the year ended December 31, 2006. Gross profit from Existing Operations increased $3,977, or 13.2%, from $30,084 for the year ended December 31, 2005, to $34,061 for the year ended December 31, 2006. The increase in gross profit from Existing Operations between 2005 and 2006 is due to the fact that the results of operations for Crush were included for a full twelve months in 2006, whereas they were only included for five months in 2005, and the results of operations for ColorEdge and Comp 24 were included for a full twelve months in 2006, whereas they were only included for ten months in 2005. Gross profit as a percentage of sales, or gross margin, was 47.7% for the year ended December 31, 2005 and 43.7% for the year ended December 31, 2006... The decrease in gross margin between 2005 and 2006 is attributable to an increase in outside purchases, which typically have lower profit margins than components produced internally. We anticipate that outsourcing as a percentage of sales will decline in future years since our 2006 acquisitions are now fully integrated into our existing production structure.

Selling, General and Administrative - Selling, general and administrative expenses increased $9,587, or 41.5%, from $23,076 for the year ended December 31, 2005 to $32,663 for the year ended December 31, 2006. Selling, general and administrative expenses from Existing Operations increased $7,408 or 32.1% from $23,076 for the year ended December 31, 2005 to $30,484 for the year ended December 31, 2006. The increase in selling, general, and administrative expenses from Existing Operations between 2005 and 2006 is due to the fact that the results of operations for Crush were included for a full twelve months in 2006, whereas they were only included for five months in 2005, and the results of operations for ColorEdge and Comp 24 were included for a full twelve months in 2006, whereas they were only included for ten months in 2005.

Restructuring Costs - There was no restructuring charge for the year ended December 31, 2005. The Company recorded a restructuring charge of $724 related to the restructuring of the wet processing film business for the year ended December 31, 2006.

Interest Expense - Interest expense for the Company increased by $455, or 74.5%, from $611 for the year ended December 31, 2005 to $1,066 for the year ended December 31, 2006.  The change primarily reflects increased interest expense related to Crush borrowings, which were outstanding for twelve months in 2006, as compared with five months in 2005.

Interest Income - Interest income for the Company increased by $134, or 38.6%, from $347 for the year ended December 31, 2005 to $481 for the year ended December 31, 2006.  The increase between 2005 and 2006 was due to increases in interest income on short-term investments and escrow accounts.

Income Taxes – The Company recorded an expense of $925 for the year ended December 31, 2005 and an income tax benefit of $3,280 for the year ended December 31, 2006. The Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $3,378 for the year ended December 31, 2006.

Discontinued Operations – Income from discontinued operations was $748 for the year ended December 31, 2006. On June 19, 2006, the Company recorded a gain of $1,250 on the sale of an unsecured claim, net other expenses of $342 net of tax of $160.

Due to the rescission of the sale of the Company’s software licensing assets to D&H, gain on the sale of discontinued operations was $5,016 for the year ended December 31, 2005. The primary components of this gain were: the recovery and subsequent sale of real property located in Cary, North Carolina for $4,079; $1,541 in cash received from D&H;, the recovery of a note receivable with a book value of $914; and approximately $539 in collections from discontinued customers.  These gains were offset by approximately $2,057 in legal and other fees, certain liabilities and tax expense.

Net Income - As a result of the above items, the Company reported net income available to common stockholders of $9,061 in the year ended December 31, 2005 and net income available to common stockholders of $5,135 for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flow Activity for 2005, 2006 and 2007

Analysis of Cash Flows	For the Years Ended
(in thousands)	2006	2007

Cash flows provided by operating activities	$7,296	$14,061
Cash flows used in investing activities	(12,839)	(5,099)
Cash flows used in financing activities	(1,289)	(1,231)
Net cash provided by discontinued operations	748	1,059
Net increase (decrease) in cash and cash equivalents	$(6,084)	$8,790

Net cash provided by operating activities was $14,061 for the year ended December 31, 2007.  The primary source of cash was net income from continuing operations of $35,782, decreased by a deferred income tax benefit of $31,375, and increased by depreciation and amortization expense of $3,986.  A release of restricted cash of $841 and a decrease of $5,118 in accounts receivable added to the increase.

Net cash provided by operating activities was $7,296 for the year ended December 31, 2006.  The primary source of cash was net income from continuing operations of $6,307, decreased by a deferred income tax benefit of $3,597, and increased by depreciation and amortization expense of $2,898.  A release of restricted cash of $3,994 added to the increase, while decreases in accounts payable and accrued expenses offset the increase in cash by $1,829.

Net cash used in investing activities was $5,099 for the year ended December 31, 2007. $1,296 was used in acquisition purchase price adjustments, $1,236 was used for contingent payments made to the former shareholders of Crush, Fuel, and AdProps, and $2,567 was used for capital expenditures.

Net cash used in investing activities was $12,839 for the year ended December 31, 2006.  $11,232 was used in the acquisitions of DCS, AdProps, and Fuel and $1,607 was used for capital expenditures.

Net cash used in financing activities was $1,231 and $1,289 for the years ended December 31, 2007 and 2006, respectively.  The primary use of cash was for capital lease and installment note repayments.

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.1% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original stock issue date, irrespective of whether dividends are declared by the Board of Directors.  Cumulative accrued dividends of $10,215 and $12,294 were recorded for the years ended December 31, 2006 and 2007, respectively.  At the option of the holder, the Convertible Preferred is convertible into the Company’s Common Stock at a conversion price of $17.50 per share.  At the Company’s option, the Convertible Preferred can be converted into the Company’s Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  Beginning on June 30, 2003, the Company could, at its option, redeem outstanding shares of the Convertible Preferred at $105 per share initially, and at $100 per share on or after June 30, 2008, in both instances, with accrued, unpaid dividends.  In the event of a defined “change of control,” the holder of the Convertible Preferred has the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  As of December 31, 2007, no Convertible Preferred has been redeemed.

The Company entered into two credit agreements dated March 1, 2005 (as amended by Amendment No. 1 dated August 8, 2005) with Amalgamated Bank (the “Lender”).  The Company has a term loan and a revolving line of credit, under which the Company’s Color Edge, Visual and Crush subsidiaries are the borrowers (the “Borrowers”).  The term loan requires scheduled principal repayments of $100 per quarter due on each March 31, June 30, September 30 and December 31 between March 31, 2005 and December 31, 2009.  The revolver requires that all principal be repaid in full on or before February 26, 2011. As of December 31, 2007, the outstanding balance on the term loan and revolver were $12,000.

The Company also has a separate term loan and revolving line of credit, for which the Company’s Comp 24 subsidiary is the borrower.  The Comp 24 term loan provides for quarterly payments of $42 through December 31, 2007. The Comp 24 revolver was repayable on March 1, 2008, but was extended through February 26, 2011.  As of December 31, 2007, the outstanding balance on the term loan was $500, and the outstanding balance on the revolving line of credit was $1,500.

On February 27, 2008, the Company entered into an amendment and extension (the “Amendment”) of these two credit agreements (the “Facility”).  As amended, the Facility consists of a $15,500 revolving credit facility (the “revolver”) and an $800 term loan (the “term loan”), and extends the Facility through February 26, 2011.  The term loan is comprised of the remaining balance on the original $2,000 term loan issued on March 1, 2005.

The Facility is guaranteed by the Company, Merisel Americas, by each of their operating subsidiaries, and must be guaranteed by all future subsidiaries.

The Facility is secured by a first-priority lien on (with certain exceptions) substantially all of the Borrowers’ and corporate guarantors’ properties and assets, and the properties and assets of their existing and future subsidiaries.

The interest rate on the Facility is equal to the greater of: (a) the Lender’s publicly announced prime rate then in effect; or (b) the Federal Reserve’s Federal Funds Effective Rate then in effect plus 0.5%. Interest on the Facility is payable in arrears on the last business day of each March, June, September and December.  Voluntary prepayments, in whole or part, are permitted, at the Company’s option, in minimum principal amounts of $100, without premium or penalty.

The Company’s borrowings under the Facility are limited to 85% of its eligible accounts receivable.  In the event that borrowings under the Facility were to exceed this limit, the Company would be required to pay Lender outstanding principal and interest to bring the Company’s borrowings back within this limit.  Borrowings under the Facility must be repaid with the net cash proceeds resulting from certain sales or issuances of stock or capital contributions.

The Facility addresses customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the other material indebtedness of the Borrowers, the corporate guarantors or any of their existing or future subsidiaries.

The Borrowers and the corporate guarantors must comply with financial covenants with respect to a maximum leverage ratio, a minimum debt service coverage ratio, a minimum tangible net worth amount, and a maximum indebtedness to net worth ratio.

As of December 31, 2007, the Company has $9,471 outstanding debt at variable interest rates. As of December 31, 2007, the Company has available borrowing capacity under its revolver.

Management believes that, with its cash balances and anticipated cash balances after discontinued-operations-related expenditures, the Company has sufficient liquidity.  However, the Company’s operating cash flow can be impacted by macroeconomic factors beyond the Company’s control. In addition, the Company used a significant amount of cash to complete the ColorEdge, Comp 24 and Crush acquisitions, and the Company may need to use additional amounts of cash to fund future acquisitions, resulting in lower levels of liquidity to meet the Company’s working capital needs.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2007.  Additional details regarding these obligations are provided in footnotes to the consolidated financial statements at Item 8. Financial Statements and Supplementary Data.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$9,505	$465	$410	$8,630	$-
Capital Lease Obligations	384	340	44	-	-
Operating Lease Obligations	23,896	4,164	8,661	6,871	4,200
Total	$33,785	$4,969	$9,115	$15,501	$4,200

The revolving credit agreement included in Long Term Debt Obligations and Capital Lease Obligations includes only the outstanding principal. Interest expense is excluded from the above table and is estimated to be $1,000 over the next three years.

According to the asset purchase agreements for the acquisitions of, Crush, AdProps and Fuel, the Company has contingent payables related to additional cash payouts to be earned on an annual basis over a specified period, provided the acquired entities’ EBITDAs exceed certain agreed-upon thresholds. These contingent payables have not been reserved for in the Company’s financial statements.  If these contingencies are satisfied, payments of these payables are estimated to be $2,816 over the next three years.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Investments

At December 31, 2007, the Company had cash investments of $11,954 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions.  Additionally, the Company had cash balances of $3,300 maintained in various checking accounts at December 31, 2007.

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
New York, NY

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and Subsidiaries (the “Successor” or the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  We have also audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Color Edge, Inc. and Affiliates (the “Predecessor”) for the two-month period ended February 28, 2005.  These financial statements are the responsibility of the Company’s and the Predecessor’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above in the first paragraph present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and the Predcessor’s results of operations and its cash flows for the two-month period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment,” as revised.

/s/ BDO Seidman, LLP

New York, NY

March 25, 2008

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2007
ASSETS	Successor	Successor
Current assets:
Cash and cash equivalents	$6,464	$15,254
Accounts receivable, net of allowance of $977 and $478, respectively	22,232	17,114
Inventories	2,135	2,014
Prepaid expenses and other current assets	718	974
Deferred tax asset	2,431	3,078
Asset held for sale	914	-
Total current assets	34,894	38,434

Property, plant and equipment, net	8,355	8,435
Restricted cash	4,038	3,195
Goodwill	17,058	19,737
Trademarks	10,609	10,609
Other intangible assets, net	8,354	6,708
Deferred tax asset	1,166	31,894
Other assets	106	73
Total assets	$84,580	$119,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,227	$2,229
Accrued liabilities	6,955	6,978
Capital lease obligations, current maturities	630	340
Installment notes, current maturities	596	465
Total current liabilities	11,408	10,012

Revolving credit agreement	8,630	8,630
Capital lease obligations, less current maturities	388	44
Installment notes, less current maturities	876	410
Other liabilities	598	666
Total liabilities	21,900	19,762

Commitments and Contingencies	-	-

Stockholders' equity:
Convertible preferred stock, $.01 par value; authorized 1,000,000 shares; 150,000 and 267,595 shares issued and outstanding	25,215	27,294
Common stock, $.01 par value; authorized 30,000,000 shares; issued: 8,429,518 and 8,452,723, respectively; outstanding: 8,010,738 and 8,033,943, respectively	84	85
Additional paid-in capital	273,957	272,593
Accumulated deficit	(235,702)	(199,775)
Treasury stock, at cost, 418,780 shares repurchased	(874)	(874)

Total stockholders' equity	62,680	99,323
Total liabilities and stockholders' equity	$84,580	$119,085

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the two months ended February 28	For the year ended December 31,
	2005	2005	2006	2007
	Predecessor	Successor	Successor	Successor
Net sales	$8,532	$63,009	$84,720	$93,181
Cost of sales	5,011	32,925	47,721	49,291
Gross profit	3,521	30,084	36,999	43,890

Selling, general and administrative expenses	4,615	23,076	32,663	38,316
Restructuring charge	-	-	724	-
Operating income (loss)	(1,094)	7,008	3,612	5,574
Interest expense	(73)	(611)	(1,066)	(859)
Interest income	-	347	481	473
Income (loss) from continuing operations before provision (benefit) for income tax	(1,167)	6,744	3,027	5,188
Income tax provision (benefit)	-	925	(3,280)	(30,594)
Income (loss) from continuing operations	(1,167)	5,819	6,307	35,782
Income from discontinued operations, net of taxes	-	-	748	145
Gain on sale of discontinued operations, net of taxes	-	5,016	-	-
Net income (loss)	$(1,167)	$10,835	$7,055	$35,927

Preferred stock dividends	-	1,774	1,920	2,079
Net income (loss) available to common stockholders	$(1,167)	$9,061	$5,135	$33,848

Net income per share (basic): Income from continuing operations available to common stockholders	N/A	$0.53	$.56	$4.32
Discontinued operations:
Income from discontinued operations	N/A	-	.10	.02
Gain on sale of discontinued operations	N/A	0.66	-	-
Net income available to common stockholders	N/A	$1.19	$.66	$4.34

Net income per share (diluted): Income from continuing operations available to common stockholders	N/A	$0.53	$.56	$4.20
Discontinued operations:
Income from discontinued operations	N/A	-	.10	.02
Gain on sale of discontinued operations	N/A	0.65	-	-
Net income available to common stockholders	N/A	$1.18	$.66	$4.22

Weighted average number of shares:
Basic	N/A	7,640	7,744	7,793
Diluted	N/A	7,670	7,816	8,016

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Successor
	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock		Total	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at January 1, 2005	150,000	$21,521	8,033,875	$80	$277,375	$(692)	$(253,592)	(412,880)	$(851)	$43,841
Accumulation of convertible preferred stock dividend		1,774			(1,774)					-
Amortization of deferred compensation						360				360
Issue of restricted stock			150,000	2						2
Net income							10,835			10,835	$10,835
Total Comprehensive Income											$10,835
Balance at December 31, 2005	150,000	$23,295	8,183,875	$82	$275,601	$(332)	$(242,757)	(412,880)	$(851)	$55,038
Reclassification of deferred compensation					(332)	332				-
Accumulation of convertible preferred stock dividend		1,920			(1,920)					-
Issue of restricted stock			245,643	2	(2)					-
Stock compensation					610					610
Purchase of treasury stock								(5,900)	(23)	(23)
Net income							7,055			7,055	$7,055
Total Comprehensive Income											$7,055
Balance at December 31, 2005	150,000	$25,215	8,429,518	$84	$273,957	$-	$(235,702)	(418,780)	$(874)	$62,680
Accumulation of convertible preferred stock dividend		2,079			(2,079)					-
Issue of preferred stock	117,595	-								-
Issue of restricted stock			41,705	1	(1)					-
Cancellation of restricted stock			(18,500)	-						-
Stock compensation					716					716
Net income							35,927			35,927	$35,927
Total Comprehensive Income											$35,927
	267,595	$27,294	8,452,723	$85	$272,593	$-	$(199,775)	(418,780)	$(874)	$99,323

(Continued on next page)

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

Predecessor
	Common Stock		AdditionalPaid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2005	1,200	-	$1,450	$8,044	$9,494
Net loss				(1,167)	(1,167)
Balance at February 28, 2005	1,200	-	$1,450	$6,877	$8,327

See accompanying notes to consolidated financial statements

 MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the two months ended February 28 ,	For the years ended December 31,
CONTINUING OPERATIONS:	2005	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	Predecessor	Successor	Successor	Successor
Net income (loss)	$(1,167)	$10,835	$7,055	$35,927
Less: Gain on sale of discontinued operations	-	5,016	-	-
Less: Income from discontinued operations, net	-	-	748	145
Income (loss) from continuing operations	(1,617)	5,819	6,307	35,782
Adjustments to reconcile income from operations to net cash used in operating activities:
Stock based compensation	-	360	610	716
Deferred occupancy costs	-	317	181	168
Deferred income tax	533	-	(3,597)	(31,375)
Restricted cash	7	(31)	3,994	843
Depreciation and amortization	284	2,009	2,898	3,986
Changes in assets and liabilities, exclusive of acquisitions:
Accounts receivable	(1,792)	(2,049)	(594)	5,118
Inventories	189	335	(506)	121
Prepaid expenses and other current assets	27	621	(44)	(223)
Accounts payable	(122)	(2,822)	(124)	(998)
Accrued liabilities	(52)	487	(1,829)	(77)
Net cash (used in) provided by operating activities	(2,093)	5,046	7,296	14,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $878 and $317 cash acquired	-	(37,587)	(11,232)	(2,532)
Capital expenditures	(9)	(1,457)	(1,607)	(2,567)
Decrease in due from stockholder	231
Net cash provided by (used in) investing activities	222	(39,044)	(12,839)	(5,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(119)	(572)	(573)	(634)
Installment note repayments	-	(325)	(693)	(597)
Bank borrowings	400	157	-	-
Purchase of treasury stock	-	-	(23)	-
Net cash provided by (used in) financing activities	281	(740)	(1,289)	(1,231)

Cash (used in) provided by continuing operations	(1,590)	(34,738)	(6,832)	7,731

(Continued on next page)

See accompanying notes to consolidated financial statements

 MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	For the two months ended February 28	For the years ended December 31,
	2005	2005	2006	2007
	Predecessor	Successor	Successor	Successor
DISCONTINUED OPERATIONS:
Cash provided by (used in) operating activities	-	(489)	748	1,059
Cash provided by investing activities	-	914	-	-
NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	-	425	748	1,059

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,590)	(34,313)	(6,084)	8,790
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,053	46,861	12,548	6,464
CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR	$463	$12,548	$6,464	$15,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$70	$453	$1,007	$802
Income taxes	-	-	$2,350	$893

Non-cash investing and financing activities:
Restricted stock grant	-	$2	$2	$1
Preferred dividend accumulated	-	$1,774	$1,920	$2,079

See accompanying notes to consolidated financial statements.

 MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(In thousands except per share data)

1.	Description of Business and Basis of Presentation

General— Merisel, Inc. (“Merisel”, the “Company” or “Successor”) was founded in 1980 as Softsel Computer Products, Inc., was incorporated in Delaware in 1987 and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. ("Microamerica"). The Company operated as a full-line computer distributor through 2000 and as a software licensing distributor through August 2004, when the remaining operations were sold.  All of the Company’s former operations with the exception of acquisition activity have been classified as discontinued operations in the Company’s financial statements.  In March and August 2005, the Company completed three acquisitions in the graphics imaging industry.  In May and October 2006, the Company completed three additional acquisitions in the graphics imaging industry and the results of these entities have been included since acquisition. The Company’s financial statements are on a consolidated basis.

Under predecessor accounting rules, the largest of these entities Color Edge, Inc. and Affiliates (the “Predecessor”), represents the predecessor company. The Company’s financial statements are on a consolidated basis while the Predecessor’s financial statements are on a combined basis.

2.	Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation allowances for deferred tax assets, stock based compensation, allowance for doubtful accounts and certain amounts related to restructuring, allocation of purchase price and estimates of useful life.

Consolidation Policy – The consolidated financial statements include the accounts of Merisel Americas, Inc., which includes Color Edge, Inc., Color Edge Visual, Inc. (together “Color Edge”), Comp 24, LLC (“Comp 24”), Crush Creative, Inc. (“Crush”), Advertising Props, Inc (“AdProps”), Denis Curtin Studios, Inc. (“DCS”), Fuel Digital, Inc. (“Fuel”) and Merisel Corporate.  All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.  Cash equivalents were $6,464 and $15,254 at December 31, 2006 and 2007, respectively.  The Company invests excess cash in interest-bearing accounts.  Interest income earned on cash balances for 2005, 2006 and 2007 was $347, $481 and $473, respectively. The Predecessor earned no interest income earned for the two months ended February 28, 2005.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

Accounts Receivable and Allowance for Doubtful Accounts – The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value, less an allowance for doubtful accounts.  The allowance for doubtful accounts is determined based on the evaluation of the aging of accounts receivable and a case-by-case analysis of high-risk customers.  Reserves contemplate historical loss rate on receivables, specific customer situations and the general economic environment in which the Company operates.  The following schedule indicates the reserve rollforward for the Company:

	(in thousands)
	Year Ended December 31,
	2005	2006	2007

Balance beginning of year	$-	$948	$977
Bad debt expense (recovery)	322	65	(289)
Acquisitions	1,201	291	-
Deductions (1)	(575)	(327)	(210)
Balance end of year	$948	$977	$478

(1)  Uncollectible accounts written off, net of recoveries.

Unbilled Accounts Receivable – Accounts receivable included approximately $1,625 and $1,628 of unbilled receivables at December 31, 2006 and 2007, respectively.  These receivables are a normal part of the Company’s operations, as some receivables are normally invoiced in the month following shipment and completion of the earnings process.

Concentration of Credit Risk – The Company extends credit to qualified customers in the ordinary course of its business.  Due to the diversified nature of its client base, the Company does not believe that they are exposed to a concentration of credit risk.  The Company had one customer that accounted for approximately 10% of net sales in 2006 and 2007. No single customer of the Company accounted for more than 10% of the Company’s net sales in 2005.

Inventories – Inventories, which consist of raw materials and work-in-progress, are stated at the lower of cost (first-in, first-out method) or market value.  An inventory reserve is established to account for slow-moving materials, obsolescence and shrinkage.

Property and Depreciation—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years.  Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the lease term, whichever is shorter.

Goodwill and Other Intangible Assets – Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment analyses.  Such impairment analyses require a comparison of the fair value to the carrying value of reporting units.  Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows.  The Company’s reporting units are its operating segments.  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.  The Company assesses the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reviews the recoverability of long-lived assets to determine if there has been any impairment.  This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset.  If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

Shipping and Handling Fees and Costs – Shipping and handling fees billed to customers for product shipments are recorded as a component of Net Sales.  Shipping and handling costs are included as a component of inventory for work-in-progress and Cost of Goods Sold when jobs are completed and invoiced.

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

Fair Values of Financial Instruments—Financial instruments include cash and cash equivalents and long-term debt and revolving note.  The approximate fair values of cash and cash equivalents, accounts receivable, security deposits, accounts payable, and long-term debt and revolving note equal their carrying value.

Revenue Recognition— The Company recognizes revenue when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. All of the Company’s services culminate with the production of a tangible product that is delivered to the final customer. The Company does not provide any services that are marketed or sold separately from its final tangible products. Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which is typically on the date of the shipment. Appropriate provision is made for uncollectible accounts.

Accounting for Stock-Based Compensation – On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.  The adoption of SFAS No. 123(R) on January 1, 2006 resulted in an increase in selling, general, and administrative expenses of approximately $186 and $184 related to stock option compensation expense for the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, there were no unrecognized compensation costs related to stock option-based employee compensation expense. The Company discusses stock based compensation related to restricted stock in Note 14.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2006 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the years ended December 31, 2006 and 2007 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value. There were no stock options granted in 2005, 2006 and 2007.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortized deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.” As a result and in accordance with adopting SFAS No. 123(R), the Company has reclassified unamortized deferred compensation related to nonvested restricted share based compensation to additional paid-in capital.

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants prior to January 1, 2005, been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income available to common stockholders would have decreased to the pro forma amount presented below.

	For the Two Months Ended February 28,	For the Year Ended December 31,
	2005	2005

Net income (loss) available to common stockholders - As Reported	$(1,167)	$9,061
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	(337)
Net income - Pro Forma	$(1,167)	$8,724
Net income per share available to common shareholders (Basic):
As Reported	N/A	$1.19
Pro Forma	N/A	$1.14

Net income per share available to common shareholders (Diluted):
As Reported	N/A	$1.18
Pro Forma	N/A	$1.13

Earnings Per Share – Basic and diluted earnings per share are computed and presented in accordance with SFAS No. 128, “Earnings per Share.”  Basic earnings per share was determined by dividing net earnings by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share of the Company includes the impact of certain potentially dilutive securities.  However, diluted earnings per share exclude the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive.  A reconciliation of the net income available to common stockholders and the number of shares used in computing basic and diluted earnings per share is provided in Note 15.

Segment Reporting – The Company has four operating segments.  However, as all operating segments operate within the same industry and serve like customer bases, the Company has determined that it only has one reportable segment.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

Deferred Rent Policy - The Company expenses rent on a straight line basis over the life of the lease, with the non-cash expense portion accumulating in a deferred rent liability account.

Reclassifications - Certain reclassifications were made to prior year statements to conform to the current year presentation.

New Accounting Pronouncements—In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FSP FIN 48-1. FSP FIN48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FSP FIN 48-1 were effective as of January 1, 2007. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on the consolidated financial statements. See Note 9 of the consolidated financial statements for additional information

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company is still evaluating the effects of the statement and its impact on the Company’s consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective at the beginning of the first quarter of 2008. The Company is still evaluating the effects of the statement and its impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the non-controlling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter 2009 fiscal period. The Statement is not expected to have an impact on the consolidated financial statements.

In December 2007, FASB revised SFAS No. 141, “Business Combinations” (SFAS No. 141(R)). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any non-controlling interest in an acquisition, at their fair values as of the acquisition date. The Statement is effective for fiscal years beginning on or after December 15, 2008. The impact on the Company of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

3.	Acquisitions

(a)   Effective March 1, 2005, the Company acquired  substantially all of the assets of ColorEdge and Comp 24, each a New York-based privately held company.

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

The operating results of Color Edge and Comp24 are reflected in the Company’s accompanying financial statements since the date of acquisition. Goodwill recorded as part of the Color Edge and Comp24 acquisitions is deductible for U.S. federal income tax purposes.

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

During the year ended December 31, 2007, the Company recorded a purchase price adjustment of $420 related to earnout payments made to former shareholders of Crush in accordance with the Asset Purchase Agreement. These payments were made as a result of Crush achieving certain earnings targets in the earnout period subsequent to the Company’s acquisition of Crush. These payments resulted in an increase in goodwill

The operating results of Crush are reflected in the Company’s accompanying financial statements since the date of acquisition. Goodwill recorded as part of the Crush acquisition is deductible for U.S. federal income tax purposes.

(c)   Effective May 5, 2006, the Company completed the acquisition of DCS, a Los Angeles-based commercial prototype company.

The purchase price of $1,030 consisted of $1,008 in cash ($750 was paid at closing and $58 was paid within 60 days of closing), $100 to be paid on each of the first and second anniversaries of the closing, and $22 paid in acquisition-related professional fees. As a result of the litigation between the parties, the first of the tow payments has not been made. See Note 12.

The operating results of DCS are reflected in the Company’s accompanying financial statements since the date of acquisition. Goodwill recorded as part of the DCS acquisition is deductible for U.S. federal income tax purposes

(d)   Effective May 10, 2006, the Company completed the acquisition of AdProps, an Atlanta-based commercial prototype company.

The purchase price of $2,085 consisted of $1,980 paid in cash at closing and $105 of acquisition-related professional fees. The Company has recorded a purchase price allocation based upon fair values at the date of acquisition.

During the year ended December 31, 2007, the Company recorded a purchase price adjustment of $400, in accordance with the Asset Purchase Agreement, related to earnout payments made to former shareholders of AdProps. These payments resulted in an increase in goodwill.

The operating results of AdProps are reflected in the Company’s accompanying financial statements since the date of acquisition. Goodwill recorded as part of the AdProps acquisition is not deductible for U.S. federal income tax purposes.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

(e)   Effective October 1, 2006, the Company completed the acquisition of Fuel, a New York-based privately-held company.

The purchase price of $6,485 consisted of $5,934 paid in cash at closing and $551 of acquisition-related professional fees. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal.

During the year ended December 31, 2007, the Company recorded total purchase price adjustments of $1,713, of which $30 are acquisition related professional fees. In accordance with the Asset Purchase Agreement, the Company deposited $938 into an escrow account in connection with a holdback clause in the asset purchase agreement.  In February 2007, $625 of the holdback amount was released to the seller in conjunction with the delivery of the closing date balance sheet. The remaining $313 plus interest of $17 was released to the seller in October 2007. Additionally, the Company committed to a finalized plan to exit the facilities currently housing the operations of Fuel. The costs associated with the relocation are estimated to be $311 and primarily relate to lease termination and build-out costs. Finally, the Company recorded a purchase price adjustment of $417 related to earnout payments made to former shareholders of Fuel in accordance with the Asset Purchase Agreement. These payments were made as a result of Fuel achieving certain earnings targets in the earnout period subsequent to the Company’s acquisition of Fuel. These purchase price adjustments resulted in increases in goodwill.

The operating results of Fuel are reflected in the Company’s accompanying financial statements since the date of acquisition. Goodwill recorded as part of the Fuel acquisition is deductible for U.S. federal income tax purposes.

4.	Restricted Cash

At December 31, 2006 restricted cash totaling $4,038 consisted of $3,100 in Letters of Credit securing the security deposits on the Company’s real estate leases and $938 related to a holdback amount held in escrow on the purchase price of Fuel (see Note 3). At December 31, 2007 restricted cash totaling $3,195 consisted of Letters of Credit securing the security deposits on the Company’s real estate leases.

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

As of December 31, 2006, the acquired intangible assets related to the acquisitions of Color Edge., Comp 24, Crush, DCS, AdProps, and Fuel.   Intangible assets, resulting primarily from these acquisitions accounted for under the purchase method of accounting, consist of the following (in thousands):

	December 31, 2006
	Successor
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$384	$3,415	16
Non-compete agreements	4,534	1,362	3,172	5
Software licenses	90	86	4	1
Domain name	3	3	-	1
Employment agreements	703	146	557	4
Trade know how	1,341	135	1,206	8
Subtotal definite lived intangibles	10,470	2,116	8,354	9.1
Trademark	10,609	-	10,609	Indefinite
Total	$21,079	$2,116	$18,963

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

As of December 31, 2007, the acquired intangible assets related to the acquisitions of ColorEdge, Comp 24, Crush, DCS, AdProps, and Fuel.  Intangible assets, resulting primarily from these acquisitions accounted for under the purchase method of accounting, consist of the following :

	December 31, 2007
	Successor
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$629	$3,170	16
Non-compete agreements	4,087	2,168	1,919	5
Software licenses	90	90	-	1
Domain name	3	3	-	1
Employment agreements	1,109	528	581	3
Trade know how	1,341	303	1,038	8
Subtotal definite lived intangibles	10,429	3,721	6,708	9.0
Trademark	10,609	-	10,609	Indefinite
Total	$21,038	$3,721	$17,317

Amortization expense related to definite-lived intangible assets was $731, $1,257, $1,605 for the years ended December 31, 2005, 2006, and 2007, respectively

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the year ended December 31,
Amount
2007	$1,580
2008	1,480
2009	670
2010	420
2011	413
Thereafter	2,145
$6,708

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

6.	Inventories

Inventories consist of the following:

	December 31,
	2006	2007

Raw materials	$1,357	$1,315
Work-in-progress	789	720
Reserve for obsolescence	(11)	(21)
Inventory, net	$2,135	$2,014

7.	Property and Equipment

At December 31, 2006 and 2007, property and equipment consists of the following:

	2006	2007

Equipment under capitalized leases	$1,552	$1,939
Machinery and equipment	6,703	8,503
Furniture and fixtures	615	712
Automobiles	68	104
Leasehold improvements	2,184	2,293
Total	11,122	13,551
Less: accumulated depreciation and amortization	(2,767)	(5,116)
Net book value	$8,355	$8,435

Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $1,159, $1,641, and $2,381 for the years ended December 31, 2005, 2006 and 2007, respectively. For the Predecessor, depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $284 for the two months ended February 28, 2005.

8.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2007

Accrued liabilities:
Compensation and other benefit accruals	$4,576	$4,376
State and local sales taxes and other taxes	526	260
Other accruals	1,853	2,342
Total accrued liabilities	$6,955	$6,978

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

9.	Income Taxes

Deferred income tax assets and liabilities were comprised of the following:
	December 31,
	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$88,512	$87,272
AMT credit carryforward	80	364
Allowance for doubtful accounts	348	83
Depreciable assets	464	702
Other intangible assets	450	850
Deferred vacation and bonus	376	269
Deferred occupancy costs	213	285
Inventory uniform capitalization	248	267
Stock-based compensation	243	461
Other	20	18
Total deferred tax asset	90,954	90,571
Less: valuation allowance	(86,128)	(53,475)
Net deferred tax assets	4,826	37,096

Deferred tax liabilities
Goodwill and trademarks	(1,229)	(2,124)
Total deferred tax liabilities	(1,229)	(2,124)

Net deferred tax asset	$3,597	$34,972

Balance sheet classification:
Current asset	$2,431	$3,078
Non-current asset	1,166	31,894

	$3,597	$34,972

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

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income.  The annual limitation was determined by multiplying the value of the Company’s equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service.  The Company adjusted its deferred tax asset to reflect the estimated limitation.  At December 31, 2007, the Company had available U.S. Federal net operating loss carryforwards of $247,567 which expire at various dates beginning December 31, 2011. As of December 31, 2007, $37,077 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $210,490 is not restricted.  The restricted net operating loss is subject to an annual limitation of $7,476.  At December 31, 2007, the Company had available California net operating loss carryforwards of $10,897 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2006 based on operating results in 2005 and 2006 and, based on a three-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $3,597 for the year ended December 31, 2006. At December 31, 2007, based on an additional year of historical profitability and a forecast of future taxable income, management further reduced its valuation allowance and recorded a deferred tax benefit in the amount of $31,375 for the year ended December 31, 2007. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48, effective January 1, 2007, without material effect in the financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remained subject to examination by major tax jurisdictions as of January 1, 2007. As a result of this review, the Company concluded that it has no uncertain tax positions. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

The provision (benefit) for income taxes consisted of the following:

	For the Two Months Ended February 28,	For the Years ended December 31,
	Predecessor	Successor	Successor	Successor
	2005	2005	2006	2007
Continuing Operations:
Current
Federal	$-	$107	$76	$76
State	-	818	241	705
Total current provision	$-	$925	$317	$781

Deferred, net of valuation allowance
Federal	$-	$-	$(3,699)	$(31,534)
State	-	-	102	159
Total deferred provision	$-	$-	$(3,597)	$(31,375)

Total income tax provision (benefit)	$-	$925	$(3,280)	$(30,594)

	For the Two Months Ended February 28		For the Years ended December 31,
	Predecessor	Successor	Successor	Successor
	2005	2005	2006	2007
Discontinued Operations:
Federal	$-	$93	$22	$5
State	-	705	138	107
Total provision	$-	$798	$160	$112

The major element contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

	For the Two Months Ended February 28	For the Years Ended December 31,
	Predecessor	Successor	Successor	Successor
	2005	2005	2006	2007

Statutory rate	35.0%	35.0%	35.0%	35.0%
Change in valuation allowance	(35.0)	(35.0)	(179.0)	(608.3)
Prior year under-accrual	-	-	53.9	1.5
State and local income taxes	-	12.1	7.9	10.5
Certain non-deductible expenses and other	-	1.6	3.0	1.4
Effective tax rate	0.0%	13.7%	(79.2%)	(559.9%)

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

10.	Debt

In connection with the Company's financing of the Acquisitions, the Company entered into two credit agreements dated March 1, 2005 with Amalgamated Bank. The first credit agreement provides for an installment note in the amount of $500 with quarterly installment payments of $42 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $1,500 secured by the accounts receivable of Comp 24, formerly MC24, LLC.  Balances of $208 and $42 were outstanding under the installment note, at December 31, 2006 and 2007, respectively. A balance of $530 was outstanding under the revolving credit agreement at December 31, 2006 and 2007.

The second credit agreement provides for an installment note in the amount of $2,000 with quarterly installment payments of $100 due on the last day of March, June, September and December, commencing on March 31, 2005 and a three-year revolving credit facility up to $10,000 secured by the accounts receivable and inventory of Color Edge Art and Color Edge Visual, formerly MCEI, LLC and MCEV, LLC.  The revolving credit facility agreement was amended on August 8, 2005 in connection with the Crush acquisition to increase the borrowing capacity to $14,000. Balances of $1,200 and $800 were outstanding under the installment notes, at December 31, 2006 and 2007, respectively. A balance of $8,100 was outstanding under the revolving credit agreement at December 31, 2006 and 2007.

Both agreements provide for interest at the greater of (a) the Prime Rate in effect at such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%.  At December 31, 2007, this rate equated to 8.25%.  The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of December 31, 2007.

On February 27, 2008, the Company entered into a three year amendment and extension of the Company’s two credit agreements dated March 1, 2005 as amended by Amendment No. 1, dated August 8, 2005. The agreement with Amalgamated extended the $15,500 revolving credit facility and the $800 term loan. The Company’s borrowings under the Facility are limited to 85% of its eligible accounts receivable. The Facility is secured by the assets of the Company.

In connection with the acquisition of Crush Creative, Inc., the Company assumed interest free installment notes with a balance of $9 and $2 outstanding at December 31, 2006 and 2007, respectively.

In connection with the AdProps acquisition, the Company assumed certain installment notes with a balance of $55 and 31 outstanding at December 31, 2006 and 2007, respectively.

Annual maturities of debt at December 31, 2007 are as follows (in thousands):

2008	$465
2009	410
2010	-
2011	8,630
Total	$9,505

At December 31, 2006 and 2007, long-term debt is classified on the balance sheet as follows:

	2006	2007
Current:
Installment notes	$596	$465
Non-current:
Revolving credit agreement	$8,630	$8,630
Installment notes	876	410

Total	$10,102	$9,505

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

11.	Discontinued Operations

In August 2004, the Company completed the sale of the majority of its software licensing business to D&H Services, LLC (“D&H”), at which time it was determined to represent a discontinued operation. The net operating results and net cash flows of this business has been reported as “Discontinued Operations” in the accompanying consolidated statements of operations and cash flows.

The sale was rescinded in February 2005. On February 28, 2005, the Company settled its lawsuit against its former President and Chief Executive Officer Timothy Jenson. The lawsuit alleged, among other things, fraud in connection with the August 2004 sale of the Company’s software licensing business. As part of the settlement, D&H transferred back to Merisel Americas, Inc., cash, assets including land and notes receivable, and certain liabilities. A gain on the sale of discontinued operations in the amount of $5,016, net of certain legal and other expenses, was recorded in 2005 related to the recovery of these assets.  The land recovered was sold in September 2005.

On June 19, 2006, the Company sold its right to an unsecured claim for $1,250. The gain, net of tax of $160 and other expenses of $342 has been recorded as income from discontinued operations for the year ended December 31, 2006.

On April 17, 2006, the Company was notified that the deed from real property associated with notes receivable recovered in 2005 had been transferred back to the Company in settlement of that note receivable. This real property was valued at $914 and recorded as assets held for sale at December 31, 2006. On March 28, 2007, the Company sold the property for a sale price of $1,192, net of expenses. The Company recorded income from discontinued operations of $145 for the year ended December 31, 2007.  This figure consists of the sale price of $1,192, net of cost basis of $914 and taxes of $112 and other expenses of $21.

12.	Commitments and Contingencies

The Company leases certain of its facilities and equipment under noncancelable operating leases with various expiration dates through 2015.  Additionally, the Company has certain contingency payment commitments related to the acquisitions made during 2005, 2006, and 2007.  As of December 31, 2007, future net minimum lease payments and possible contingent obligations were as follows:

Year Ending December 31,	Capital Leases	Operating Leases	Contingent Payments
2008	$340	$4,164	$1,367
2009	44	4,256	1,167
2010	-	4,405	282
2011	-	4,078	-
2012	-	2,793	-
Thereafter	-	4,200	-
Total minimum lease payments	$384	$23,896	$2,816

Rent expense for 2005, 2006 and 2007 was $3,342, $3,885 and $4,711, respectively.  For the Predecessor, rent expense for the two months ended February 28, 2005 was $580.

In February 2004, the Company was served with an adversary complaint in connection with a bankruptcy proceeding, In re: Bridge Information Systems, Inc., Case No. 01-41593, pending in the United States Bankruptcy Court for the Eastern District of Missouri, Eastern Division. The adversary complaint is captioned Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA, Case No. 01-41593-293, and alleges that the Chapter 11 Debtors made preferential transfers totaling $6,279 to Merisel Americas, Inc., and preferential transfers totaling $17,822 to MOCA (Merisel Open Computing Alliance).

The adversary complaint seeks avoidance of these transfers. The adversary complaint was filed subsequent to the Company’s sale of its wholly-owned subsidiary MOCA to Arrow Electronics, Inc. (“Arrow”). Arrow has confirmed to the Company, in writing, that it will indemnify the Company with respect to any liability arising from the allegations in the adversary complaint.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

In November 2001, Tommy Davis Nathan Cameron and his wife, Lisa Cameron, filed a complaint in the Superior Court, Wake County, North Carolina naming Merisel, Inc., Merisel Properties, Inc., Merisel Americas, Inc. and Brian Goldsworthy as defendants.  The plaintiffs allege that Mr. Cameron sustained various physical injuries due to toxic mold at his workplace.  Merisel, Inc. and Merisel Americas, Inc. were dismissed from the action when the court granted summary judgment in their favor.  After a March 2006 trial, a jury verdict was rendered against Merisel Properties, Inc. in the amount of $1,800, pre- and post-judgment interest and costs.  Merisel Properties, Inc. appealed that decision. While that appeal was pending, the parties, in January 2008, entered into a settlement agreement.  Under the agreement, once the full settlement amount has been paid, a satisfaction of judgment will be filed with the court. The Company’s insurance carrier has provided coverage for costs and expenses incurred by the Company in defending this matter.  In addition, the insurance carrier furnished the consideration necessary to obtain a bond; the bond was necessary to stay enforcement of the judgment pending the appeal. No provision for this litigation has been made in the Company’s financial statements.

On August 24, 2007, Dennis Curtin and White Dog Studios filed a civil complaint against the Company in the Los Angeles Superior Court, alleging that the Company had breached a May 2, 2006 asset purchase agreement under which the Company purchased the plaintiffs’ assets.  These plaintiffs seek compensatory damages of $210.  On October 22, 2007, the Company filed a petition to compel arbitration, relying on an arbitration provision contained in the asset purchase agreement.  In January 2008, the court granted the petition and dismissed the matter in favor of arbitration.  The parties are currently engaged in settlement discussions regarding their respective claims, and, due to these discussions, the arbitration has not yet been commenced. As of December 31, 2007, the Company has accrued the full $210.

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. filed a civil complaint in the Supreme Court of the State of New York, New York County naming the Company’s Color Edge Visual subsidiary and its sales employee, Edwin Sturmer, as defendants. The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while he was employed by Color Edge.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment.  The plaintiffs seek compensatory and punitive damages totaling $5,000. In answering the complaint, the defendants have asserted various affirmative defenses and have denied liability to the plaintiffs.  The parties are currently engaged in discovery. No provision for this litigation has been made in the Company’s financial statements.

13.	Stock

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.1% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and accrue from the original issue date whether or not declared by the Board of Directors.  Accumulated dividends amounted to $10,215, and $12,294 as of December 31, 2006 and 2007, respectively. Approximately 122,000 shares accumulated in association with dividends are stated at $100 per share. On December 31, 2007, the Company issued 117,595 shares of preferred stock to Stonington Partners, Inc. related to the accumulated stock dividends through September 30, 2007.

At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50.  At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends.  In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  A change of control as defined can only occur with board approval, and is therefore within control of the Company. As of December 31, 2007, no redemptions or conversions have been made.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

14.	Employee Stock Options and Benefit Plans

Employee Stock Options and Stock Awards - On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). Under the Stock Award and Incentive Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees which, as of December 19, 1997 have neither been canceled in exchange for options granted under the Stock Award and Incentive Plan or forfeited.  At December 31, 2007, 1,807 shares were available for grant under the Stock Award and Incentive Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. As of December 31, 2007, 300,000 options remain outstanding under the Stock Award and Incentive Plan.

The following summarizes the aggregate activity in all of the Company’s plans for the three years ended December 31, 2007:

	2005		2006		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	342,380	9.65	330,200	9.17	330,200	9.17
Granted	-	N/A	-	N/A	-	N/A
Exercised	-	N/A	-	N/A	-	N/A
Canceled	(12,180)	22.74	-	N/A	(30,200)	17.51
Outstanding at end of year	330,200	9.17	330,200	9.17	300,000	8.33
Options exercisable at year end	180,200		255,200		300,000
Weighted average fair value at date of grant of options granted during the year	N/A		N/A		N/A

There were no stock options granted in 2005, 2006, and 2007:

The Company awarded 150,000 shares of restricted stock to its Chief Executive Officer in November 2004 under the Stock Award and Incentive Plan.  These shares were issued in November 2005.  Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, is being recorded over the related three-year vesting period starting in November 2004.  Compensation expense was $360, $173, and $158 for the years ended December 31, 2005, 2006 and 2007 respectively.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $35 and $18 for the years ended December 31, 2006 and 2007, respectively.

On May 31, 2006, the Company awarded 20,990 shares of restricted stock to non-management Directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $82 and $58 for the year ended December 31, 2006 and 2007, respectively.

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

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $13 and $227 for the year ended December 31, 2006 and 2007, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related ten month vesting period starting in August 2007. Compensation expense was $63 for the year ended December 31, 2007.

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one- year vesting period starting in December 2007. Compensation expense was $4 for the year ended December 31, 2007.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period. Compensation expense was $4 for the year ended 2007.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2006	251,490	$4.29
Granted	62,625	$4.26
Vested	(121,656)	$4.77
Cancelled	(18,500)	3.85
Nonvested shares at December 31, 2007	173,959	$4.00

As of December 31, 2007, there was $613 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.  That cost is expected to be recognized over a weighted average period of approximately 1.5 years. As a result and in accordance with adopting SFAS No. 123(R), the Company has reclassified unamortized deferred compensation related to nonvested restricted share based compensation.

Benefit Plan -The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $327, $602 and $654 to the plan during the years ended December 31, 2005, 2006 and 2007, respectively.  The contributions to the 401(k) plan were in the form of cash.

Stock repurchase program – The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of December 31, 2007, the Company had repurchased approximately 418,780 shares, for an aggregate cost of $874. These shares have been reflected as treasury stock in the accompanying consolidated balance sheets. No repurchases were made during 2007.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

15.	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method. In 2004, the Board of Directors of the Company granted 150,000 shares of restricted stock and 300,000 stock options which are dilutive common stock equivalents in the earnings per share calculations for the 2005 results, resulting in an increase in shares outstanding of 30,000. In 2006 and 2007, the board of directors granted 245,643 and 62,625 shares of restricted stock, respectively, which along with the 2004 grants are dilutive common stock equivalents in the earnings per share calculations for 2006 and 2007. The convertible preferred stock is anti-dilutive, and as such, is excluded from diluted earnings per share calculations.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands except share data):

	For the Two Months Ended February 28,	For the Years Ended December 31,
	Predecessor	Successor
Weighted average shares outstanding	2005	2005	2006	2007
Basic	N/A	7,640	7,744	7,793
Diluted	N/A	7,670	7,816	8,016

	2005	2004	2005	2007
Income (loss) from operations	$(1,167)	$5,819	$6,307	$35,782
Preferred stock dividends	-	1,774	1,920	2,079
Income (loss) to common stockholders	(1,167)	4,045	4,387	33,703
Income from discontinued operations	-	-	748	145
Gain on sale of software licensing business	-	5,016	-	-
Net income (loss) available to common stockholders	$(1,167)	$9,061	$5,135	$33,848

16.	Related Party Transactions

Subsequent to the sale of the software licensing business in 2004, which sale was rescinded in February 2005, it was discovered that the buyer, D&H Services, LLC, was a related party of the Company’s former Chief Executive Officer.

The Company purchased black and white film processing from a business owned by a former shareholder of Color Edge Visual, Inc. and employee of the Company. The Company purchased approximately $26 of services from this company for the year ended December 31, 2005. The Company sold approximately $43 of services to this company for the year ended December 31, 2005. The Company had a net account receivable from this company in the amount of $151, which was fully reserved, as of December 31, 2005, and which was eventually written off in 2006. No balance exists at December 31, 2007.

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps. The term of the lease is 5 years with a rental rate of $9 per month. Rental expense for the year ended December 31, 2006 and 2007 was $72.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

17.	Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the years ended 2006 and 2007 is presented below:

	2006
	March 31	June 30	September 30	December 31
Total net revenues	$21,137	$17,968	$20,677	$24,938
Gross profit	9,548	7,463	9,267	10,721
Total operating expenses	8,085	7,841	7,798	8,939
Restructuring charge	724	-	-	-
Income tax provision (benefit)	96	(78)	194	(3,492)
Income (loss) from continuing operations	468	(351)	1,189	5,001
Gain (loss) on sale of discontinued operations	-	1,003	(19)	(236)
Net income	$468	$652	$1,170	$4,765

Earnings per share (basic):
Income (loss) from continuing operations	$0.00	$(0.11)	$0.09	$0.58
Gain (loss) on sale of discontinued operations	0.00	0.13	0.00	(0.03)
Net income	$0.00	$0.02	$0.09	$0.55

Earnings per share (diluted):
Income (loss) from continuing operations	$0.00	$(0.11)	$0.09	$0.58
Income (loss) from discontinued operations	0.00	0.13	0.00	(0.03)
Net income	$0.00	$0.02	$0.09	$0.55

	2007
	March 31	June 30	September 30	December 31
Total net revenues	$23,934	$22,273	$22,919	$24,055
Gross profit	10,729	10,797	10,608	11,756
Total operating expenses	8,806	9,782	9,487	10,241
Income tax provision (benefit)	753	386	445	(32,178)
Income from continuing operations	1,006	517	602	33,657
Income (loss) from discontinued operations	150	(19)	12	2
Net income	$1,156	$498	$614	$33,659

Earnings per share (basic):
Income from continuing operations	$0.06	$0.00	$0.01	$4.25
Gain on sale of discontinued operations	0.02	0.00	0.00	0.00
Net income	$0.08	$0.00	$0.01	$4.25

Earnings per share (diluted):
Income from continuing operations	$0.06	$0.00	$0.01	$4.13
Gain on sale of discontinued operations	0.02	0.00	0.00	0.00
Net income	$0.08	$0.00	$0.01	$4.13

In the fourth quarter of 2006, the Company partially released its valuation allowance against deferred tax assets resulting in a net benefit from income taxes of $3,597. In the fourth quarter of 2006, the Company reversed an accrual of $626 because the Company received notice from the vendor that they had forgiven the debt.

In the fourth quarter of 2007, the Company partially released its valuation allowance against deferred tax assets resulting in a net benefit from income taxes of $31,375.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands except per share data)

18.	Subsequent Events

On of the date hereof, the Company has entered into a definitive agreement pursuant to which Merisel will be acquired by TU Holdings, Inc., an affiliate of American Capital Strategies, Ltd. (Nasdaq:  ACAS).  The transaction has been unanimously approved by Merisel’s Board of Directors, which will recommend that Merisel's stockholders approve the transaction.  Affiliates of Stonington Partners, L.P., Merisel’s largest stockholder, who collectively own approximately 60% of the company’s outstanding common stock, have entered into an agreement to vote in favor of the transaction.  Approval of the transaction requires the affirmative vote of a majority of the outstanding Merisel shares and is subject to certain other customary closing conditions.  The transaction is expected to close during the second quarter of 2008. The exact timing of the closing of the transaction is dependent on the review and clearance of necessary filings with the Securities and Exchange Commission and satisfaction of other customary closing conditions.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to this Item is incorporated herein by reference to the Company’s Form 10-K/A, pursuant to General Instruction G (3) to be filed with the Securities and Exchange Commission on or before April 30, 2008 (the “Amendment”). Information related to directors is included in the section entitled “Directors, Executive Officers, and Corporate Governance.”  The Company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors since these procedures were communicated in the Company’s 2007 Proxy Statement for the Annual Meeting of Stockholders held on December 12, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.  Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2007, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% owners were complied with.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement which is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding the shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by the stockholders	300,000(2)	$8.33	1,807 (3)

1.	Excludes shares reflected in the first column.
2.	Represents outstanding options granted under the Company’s 1997 Stock Award and Incentive Plan.
3.	Represents shares available for issuance under the 1997 Stock Award and Incentive Plan.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

See the information set forth in the section entitled “Certain Relationships and Related Transactions and Director Independence” in the Amendment, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

See the information set forth in the section entitled “Principal Accountant Fees and Services” in the Amendment, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)           List of documents filed as part of this Report:

1.	Financial Statements included in Item 8:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2006 and 2007.
•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2007.
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31 2007.
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007.
•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules included in Item 8:

Schedules required by this section are provided in the audited financial statements.

3.	Exhibits:

The exhibits listed on the accompanying Index of Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: March 31, 2008	By:	/s/ Donald R. Uzzi
Name: Donald R. Uzzi
Title: Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Donald R. Uzzi Donald R. Uzzi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2008

/s/Jon H. Peterson Jon H. Peterson	Chief Financial Officer (Principal Accounting Officer)	March 31, 2008

/s/Ronald P. Badie Ronald P. Badie	Director	March 31, 2008

/s/Albert J. Fitzgibbons III Albert J. Fitzgibbons III	Director	March 31, 2008

/s/Bradley J. Hoecker Bradley J. Hoecker	Director	March 31, 2008

/s/Edward A. Grant Edward A. Grant	Director	March 31, 2008

/s/Lawrence J. Schoenberg Lawrence J. Schoenberg	Director	March 31, 2008

Index of Exhibits

Exhibit	Description	Method of Filing
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
10.48
Amendment No. 2 to Credit Agreement, dated February 27, 2008, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008.**
10.49
Reaffirmation and Confirmation Agreement (Security Documents), dated February 27, 2008, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, in favor of Amalgamated Bank.

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008.**
10.50	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed herewith.
10.51	Amendment No. 2 to Employment Agreement, dated January 18, 2008, between Merisel, Inc. and Donald R. Uzzi.	Filed herewith.
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
21	Subsidiaries of the Registrant.	Filed herewith.
23	Consent of BDO Seidman, LLP Independent Registered Accounting Firm.	Filed as Exhibit 23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
23.1	Copy of the Consent of Weinick, Sanders & Leventhal, independent registered accounting firm (now defunct) dated July 6, 2005	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.