Form 10-K/A
period 2007-12-31
MERISEL INC /DE/
filed 2008-05-14
CIK 724941

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

As of June 30, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Service Bureau was $13,185,130 (2,637,026 shares at a closing price of $5.00).

As of April 30, 2008 the registrant had outstanding 8,054,723 shares of common stock, par value $0.01 per share (the only class of common stock of the registrant outstanding).

Documents Incorporated By Reference
None

TABLE OF CONTENTS

Item 1.	Business
Recent Events

Item 10.	Directors, Executives, Officers and Corporate Governance
Information Regarding Directors
Arrangements for Nomination of Directors and Changes in Procedures
Information Regarding Executive Officers
Certain Legal Proceedings
Section 16(a) Beneficial Ownership Reporting Compliance
Code of Business Conduct
Committees of the Board of Directors

Item 11.	Executive Compensation
Executive Compensation Tables
Executive Employment, Termination and Change of Control Arrangements
Compensation of Directors

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services

Item 15.	Exhibits

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2007 of Merisel, Inc. (“Merisel” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Filing”) is being filed to amend and restate “Item 1. Business – Recent Events” contained in the Original Filing, and to add the disclosures required in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K, all of which are incorporated into the Original Filing by reference.  All other material in the Original Filing remains in effect for the year ended December 31, 2007.

Item 1.  Business

Recent Events

On March 28, 2008, the Company entered into a definitive agreement pursuant to which Merisel will be acquired by TU Holdings, Inc., an affiliate of American Capital Strategies, Ltd. (Nasdaq:  ACAS).  The transaction has been unanimously approved by Merisel’s Board of Directors, which will recommend that Merisel's stockholders approve the transaction.  Stonington Capital Appreciation 1994 Fund, L.P. and Phoenix Acquisition Company II, L.L.C., who collectively own approximately 62% of the Company’s outstanding common stock, have entered into an agreement to vote in favor of the transaction.  Approval and closing of the transaction require the affirmative vote of a majority of the outstanding Merisel shares and are subject to certain other customary closing conditions.  The exact timing of the closing of the transaction is dependent on the review and clearance of necessary filings with the Securities and Exchange Commission, which review and clearance have been completed, and satisfaction of other customary closing conditions.

On May 4 and May 6, 2008, representatives of ACAS informed Merisel’s financial and legal advisors that ACAS currently does not intend to proceed with the acquisition of Merisel at $5.75 per share in cash in accordance with the terms of the Merger Agreement.  According to the representatives of ACAS, ACAS desires to renegotiate the terms of the transaction (specifically, the per share purchase price) in light of ACAS’ view of the performance of Merisel’s business during the first quarter of 2008.  The Merger Agreement remains in full force and effect, and Merisel has performed, and is performing, all of its obligations under, and is not in violation of, the Merger Agreement.  On May 9, 2008, Merisel filed a definitive proxy statement (the “Proxy Statement”) with the SEC, and is submitting the Merger Agreement to Merisel’s stockholders for adoption as required by the Merger Agreement.  If TU Holdings, Inc. breaches its covenant to consummate the Merger contained in the Merger Agreement, and Merisel terminates the Merger Agreement on account of such breach, TU Holdings, Inc. and ACAS are obligated to pay Merisel a $3.5 million reverse termination fee.  However, Merisel cannot compel TU Holdings, Inc. or ACAS to complete the Merger; in the event of such breach by TU Holdings, Inc., Merisel will only be entitled to the reverse termination fee in accordance with the terms of the Merger Agreement.  A more detailed discussion of the provisions contained in the Merger Agreement with respect to the reverse termination fee and the remedies available to Merisel is set forth in the sections entitled “The Merger Agreement – Effects of Terminating the Merger Agreement” and “The Merger Agreement – Limited Remedies; Maximum Recovery” beginning on pages 72 and 73 respectively of the Proxy Statement.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of those individuals who served as executive officers and directors of the Company as of March 31, 2008.

Name (1)	Age	Position
Donald R. Uzzi	55	Chairman of the Board, Chief Executive Officer and President
Jon H. Peterson	61	Executive Vice President, Chief Financial Officer
John Sheehan	53	Executive Vice President, Imaging
Ken Wasserman	48	Executive Vice President, Prototypes
Guy Claudy	58	Executive Vice President
Domenick Propati	49	Executive Vice President, Operations
Albert J. Fitzgibbons III (3) (4)	62	Director
Ronald P. Badie (2) (5) (6)	65	Director
Bradley J. Hoecker (3) (4)	46	Director
Edward A. Grant (2) (4) (6)	57	Director
Lawrence J. Schoenberg (2) (3) (4) (6)	75	Director

(1)
Rajiv Garg served as Executive Vice President of Merisel Americas until his termination effective June 30, 2007.  His compensation for the years ended December 31, 2006 and December 31, 2007 is included in the tables below.

(2)
Member of Audit Committee.  Mr. Grant has served as a member of the Audit Committee since his election to the Board of Directors on May 31, 2006.  Mr. Badie served as a member of the Audit Committee through March 2007 and rejoined the Audit Committee on January 2, 2008.

(3)	Member of Nominating Committee.

(4)	Member of Compensation Committee.

(5)	Lead Director.

(6)	Member of the Special Committee formed on April 13, 2007 to review alternatives to increase value to stockholders.

For each director of the Company, the following sets forth the name, age as of March 31, 2008, principal occupation for at least the past five years and the names of any other public companies where the director currently serves as a director:

Donald R. Uzzi, 55, has served as Chief Executive Officer and President since November 2004 and as a director since December 2004. He was elected Chairman of the Board of Directors in April 2005.  From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation.  From July 1998 to July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation.  Prior to 1996, Mr. Uzzi held the position of President of the Gatorade North America division of Quaker Oats.

Albert J. Fitzgibbons III, 62, has been a member of the Board of Directors since December 1997.  Mr. Fitzgibbons is a Partner and a Director of Stonington Partners, Inc. and a Partner and a Director of Stonington Partners, Inc. II, positions that he has held since 1994.  He served as a Director of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co., from 1988 to 1994 and a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000.  He was a Partner of Merrill Lynch Capital Partners from 1993 to 1994 and Executive Vice President of Merrill Lynch Capital Partners from 1988 to 1993.  Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to July 1994.  Mr. Fitzgibbons is also currently a Director of Obagi Medical Products, Inc.

           Ronald P. Badie, 65, has been a member of the Board of Directors since October 2004.  In March 2002, Ronald P. Badie retired from Deutsche Bank after 35 years of service.  At the time of his retirement, he was Vice Chairman of Deutsche Bank Alex. Brown (now Deutsche Bank Securities), the firm’s investment banking subsidiary.  Over the years, Mr. Badie held a variety of management positions with the firm and its predecessor, Bankers Trust Company, in both New York and Los Angeles. Mr. Badie is also currently a director of Amphenol Corporation, Nautilus, Inc. and Obagi Medical Products, Inc.

           Bradley J. Hoecker, 46, has been a member of the Board of Directors since December 1997.  Mr. Hoecker has been a Partner and Director of Stonington Partners and a Partner and Director of Stonington Partners, Inc. II since 1997.  Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington Partners since 1993.  He was a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000 and was an Associate in the Investment Banking Division of Merrill Lynch Capital Partners from 1989 to 1993.

           Lawrence J. Schoenberg, 75, has been a member of the Board of Directors since 1990.  From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS Computers, Inc., a computer software company.  From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS.  Mr. Schoenberg retired from AGS in 1992. Mr. Schoenberg is also a Director of Government Technology Services, Inc., a reseller and integrator of information systems for the federal government, and a Director of Cellular Technology Services, Inc., a software company.

Edward A. Grant, 57, has been a member of the Board of Directors since May 2006.  Mr. Grant is a principal and practice director at Arthur Andersen LLP.  He has been a professional at Andersen for more than thirty years, serving in a number of management functions.  He was an audit partner with the firm for sixteen years, serving as the auditor on several public companies.  Mr. Grant is a director of Obagi Medical Products, Inc. and is the chair of its audit committee.  Mr. Grant received his bachelor’s and two master’s degrees from the University of Wisconsin-Madison and became a Certified Public Accountant in 1976.  He is a past member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountants Society and has served on several civic boards.

Arrangements for Nomination as Directors and Changes in Procedures for Nomination

Mr. Hoecker and Mr. Fitzgibbons serve as directors as a result of their nomination by Stonington Partners, which, through its affiliates, is the owner of the Company’s Preferred Stock and more than 60% of the Common Stock and holds the right to nominate three members to the Board of Directors.  No other arrangement or understanding exists between any director or nominee and any other persons pursuant to which any individual was or is to be selected or serve as a director.  No director has any family relationship with any other director or with any of the Company’s executive officers.  Mr. Uzzi is an executive officer of the Company.

The Company has not changed its procedures for the identification, nomination and election of directors since they were described in the Proxy Statement with respect to its Annual Meeting dated December 12, 2007.

The following individuals are the Company’s Executive Officers for 2007 and at March 31, 2008.

Donald R. Uzzi, 55, has served as Chief Executive Officer and President since November 2004 and as a director since December 2004. He was elected Chairman of the Board of Directors in April 2005.  From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation.  From July 1998 to July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation.  Prior to 1996, Mr. Uzzi held the position of President of the Gatorade North America division of Quaker Oats.

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

Domenick Propati, 49, has served as Merisel's Executive Vice President of Operations since January 2007.  Mr. Propati joined Merisel in October 2006 as part of the acquisition of Fuel Digital, where he served as president since April of 2005.  From 2000 until 2005, Mr. Propati was CEO of Photobition USA, which was part of London-based Photobition Group.  In addition, Mr. Propati has been an adjunct professor at Parsons The New School for Design from 2006 to the present.

Certain Legal Proceedings

On May 15, 2001, the SEC filed a civil action (SEC v. Dunlap, S.D. Fla. (Case No. 01-8437) (Middlebrooks)) against Mr. Uzzi alleging violations of the federal securities laws in connection with his role as executive vice president of Sunbeam Corporation.  On January 23, 2003, Mr. Uzzi entered into a consent and undertaking (the “Consent and Undertaking”) with the SEC.  Pursuant to the Consent and Undertaking, Mr. Uzzi agreed, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment (1) permanently enjoining him from violating Section 17(a) of the Securities Act of 1933 and from violating or aiding and abetting violations of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder and (2) pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act, the payment of a $100,000 civil penalty.  The final judgment was entered on January 27, 2003 (the “Final Judgment”).  The Board of Directors of the Company carefully reviewed the Consent and Undertaking and the Final Judgment prior to hiring Mr. Uzzi, and determined that since Mr. Uzzi did not admit or deny liability in the Consent and Undertaking or the Final Judgment, the terms of the Consent and Undertaking and Final Judgment did not present a legal obstacle to the Company’s hiring Mr. Uzzi.  The Board of Directors further determined that Mr. Uzzi was fit for office.

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

 Committees of the Board of Directors

Name of Committee and Members	Primary Responsibilities	Number of Meetings In 2007
Audit Committee Edward A. Grant (Chair and Financial Expert) Ronald P. Badie (resigned March 2007; rejoined January 2008) Lawrence J. Schoenberg (Financial Expert)
Reviews the Company’s annual and quarterly financial statements and results of each audit and quarterly review by the Company’s independent accountants.

Consults and meets with the Company’s independent accountants, Chief
Financial Officer and other finance and accounting personnel concerning various matters, including the adequacy of internal controls.

Selects, determines the compensation of, evaluates and, when appropriate, replaces the Company’s independent accountants.

Monitors the qualifications and independence of the independent accountant and performance of the Company’s independent accountants.

Reviews potential conflict of interest situations.

		8
Compensation Committee Lawrence J. Schoenberg (Chair) Albert J. Fitzgibbons Edward A. Grant Bradley Hoecker
Establishes policies relating to the compensation of the Company’s executive officers and other key employees.

Administers the Company’s compensation plans, including employee stock option plans and make recommendations to the Board of Directors concerning other compensation matters.

Annually reviews and makes recommendations to the Board of Directors concerning the compensation of the Chief Executive Officer.

Determines the compensation of the Company’s other executive officers and key members of management.

Annually approves the Company’s management bonus plan and makes grants of stock options and other stock-related incentive compensation awards.

		1
Nominating Committee Lawrence J. Schoenberg (Chair) Albert J. Fitzgibbons Bradley J. Hoecker	Assists the Board of Directors in identifying, evaluating and recommending candidates for election to the Board of Directors and each committee. Establishes procedures and provides oversight for evaluating the Board of Directors and management. Evaluates the size, structure and composition of the Board of Directors and its committees.	0

Audit Committee

The Board of Directors maintains an Audit Committee which is currently comprised of Mr. Grant, who chairs the Committee, Mr. Schoenberg and Mr. Badie.  The Board of Directors has determined that Edward Grant and Lawrence Schoenberg, both independent directors as defined in Item 13, are “audit committee financial experts” as defined by SEC rules.  Mr. Badie served as a member of the Audit Committee through 2006 until March 2007, when he resigned from such committee due to his service on the audit committees of three other companies.  The New York Stock Exchange has established a limit of three public company audit committee memberships for each director.  Mr. Badie rejoined Merisel’s Audit Committee in January 2008.

The Board of Directors has adopted a written charter for the Audit Committee setting forth its roles and responsibilities.  The Audit Committee Charter was filed as an Exhibit to the Company’s Proxy Statement for its May 31, 2006 Annual Meeting.

The Board has not adopted charters for the Compensation and Nominating Committees.

Item 11.  Executive Compensation.

Summary of Executive Compensation 2006-2007

The following table sets forth the compensation of the Company’s Chief Executive Officer and each of the other two most highly compensated executive officers for services in all capacities to the Company in 2006 and 2007, except as otherwise indicated.  Mr. Garg was one of the two most highly compensated executive officers until his termination effective June 30, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (1)	Changes in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Donald R. Uzzi Chief Executive Officer and President	2006 2007	392, 308 400,000	-- --	178,008 261,136	183,617 183,167	400,000 --	-- -- -	6,600 6,750	1,160,533 851,053
John Sheehan Executive Vice President President, Color Edge	2006 2007	300,000 300,000	-- --	963 19,250	-- --	150,411 --	-- --	6,600 6,750	457,974 326,000
Rajiv Garg Executive Vice President	2006 2007	325,000 175,000	-- --	963 9,625	-- --	162,945 --	-- --	6,600 267,264	495,508 451,889
Kenneth Wasserman, Executive Vice President President, Comp 24	2006 2007	287,500 287,500	-- --	963 19,250	-- --	144,144 --	-- --	6,600 6,750	438,244 313,500

(1)
The cash bonuses paid in 2006 were based upon the Company’s performance for 2005 in relation to the predetermined financial targets established at the beginning of the year by the Compensation Committee.  In accordance with SEC requirements, these amounts are reported in the Non-Equity Incentive Plan Compensation column.

(2)
The dollar amount represents the amounts recognized in 2006 and 2007 for financial statement reporting purposes in accordance with SFAS No. 123R.  The weighted average grant date fair value of the shares was $4.31 and the weighted average period over which that cost is expected to be recognized is 2.4 years.

(3)
The dollar amount represents the amounts recognized in 2006 and 2007 for financial statement reporting purposes in accordance with SFAS No. 123R.  Under SFAS No. 123R, an issuer recognizes the grant date fair value of an award over the requisite service period.  For purposes of this calculation, the impact of forfeitures is excluded until they actually occur.  None of the Company’s NEOs forfeited options during 2006 or 2007.  We based the fair value of stock awards on the market price of the shares awarded on the date of the determination of eligibility.  The weighted average grant date fair value of the shares was $8.33 and the weighted average period over which that cost is expected to be recognized is one year.  Mr. Garg forfeited 15,000 shares of restricted stock in 2007 upon his leaving the Company prior to its vesting.

(4)	The following table sets forth the compensation elements of the “All Other Compensation” columns.

Executive	Years	Company Contribution to 401K Plan ($)	Severance Payment ($)
Donald R. Uzzi	2006 2007	6,600 6,750	-- --
John Sheehan	2006 2007	6,600 6,750	-- --
Rajiv Garg	2006 2007	6,600 4,340	-- 262,924
Kenneth Wasserman	2006 2007	6,600 6,750	-- --

Outstanding Equity Awards at December 31, 2007

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald R.Uzzi	100,000 100,000 100,000	- - -	- - -	5.00 8.00 12.00	11/22/2014 11/22/2014 11/22/2014	53,333	170,666	-	-
Rajiv Garg	-	-	-	-		-	-	-	-
John Sheehan	-	-	-	-		10,000	32,000	-	-
Kenneth Wasserman	-	-	-	-		10,000	32,000	-	-

(1)	One-half of the unvested restricted shares reported in this column for each named executive officer will vest on December 13, 2008, and the remaining shares will vest on December 13, 2009.

Executive Employment, Termination and Change of Control Arrangements

 CEO Compensation, Termination and Change of Control Arrangements

  Donald R. Uzzi serves as the Chief Executive Officer and President of the Company pursuant to an Employment Agreement dated November 22, 2004, as amended in March 2006 and January 2008.  Mr. Uzzi’s base salary pursuant to his agreement is currently $400,000 per year.  The base salary increases to $450,000 upon an attainment by the Company of earnings before taxes of at least $12,000,000 on a rolling four-quarter basis, and to $500,000 upon an attainment by the Company of earnings before taxes of at least $15,000,000 on a rolling four-quarter basis.  Mr. Uzzi also is eligible for an annual bonus with a target level of 100% of his base salary, to be awarded based on achievement of the Company’s forecasted EBITDA in the financial plan approved by the Board of Directors and such other criteria as may be determined by the Board of Directors or the Compensation Committee.

 After the expiration of the initial employment term of three years, Mr. Uzzi’s employment continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 90 days prior to the expiration of the then-effective term.

Mr. Uzzi did not receive an annual performance bonus for calendar year 2007.  On January 18, 2008, the Board of Directors granted Mr. Uzzi a special bonus award of $135,000, payable at the earlier of May 15, 2008, or the closing of a change in control transaction.  Mr. Uzzi’s annual bonus for calendar year 2006 was $400,000.

If Mr. Uzzi’s employment is terminated by the Company without “cause” (as defined in the employment agreement), Mr. Uzzi will be entitled to a lump sum payment equal to 24 months of base salary.  In the event of termination of Mr. Uzzi’s employment by the Company without cause or resignation by Mr. Uzzi for “good reason” (as defined in the employment agreement) during the one-year period following a change in control of the Company, Mr. Uzzi will be entitled to a lump sum payment equal to 24 months of base salary.  In the event of termination of employment due to Mr. Uzzi’s death or disability, Mr. Uzzi will be entitled to continuation of base salary for 60 days following termination. Mr. Uzzi will be entitled to a pro rata portion of his annual bonus for the calendar year in which the termination occurs, based upon the attainment of the applicable criteria up to the date of termination, in the event of (i) termination by the Company without cause, (ii) within one year following a change in control, termination by the Company without cause or resignation by Mr. Uzzi for good reason, (iii) termination following the Company’s delivery to Mr. Uzzi of a notice of nonrenewal, or (iv) Mr. Uzzi’s death or disability.

The employment agreement also contains customary confidentiality, non-compete and non-solicitation provisions.

Compensation, Termination and Change of Control Agreements of Other NEOs

John Sheehan, the Company’s Executive Vice President-Imaging is employed pursuant to an agreement dated March 2005 with Merisel Americas, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merisel Americas”) whereby Mr. Sheehan serves as President of Color Edge LLC, an indirect wholly-owned subsidiary of the Company.  The employment agreement provides for a five year-term that continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 60 days prior to the expiration of the then-effective term.

Under the employment agreement, Mr. Sheehan receives a base salary of $300,000 per year.  The base salary may be increased to $322,500 per year if Merisel Americas attains EBITDA of at least $16,500,000 on a rolling, four-quarter basis, and to $346,688 per year if Merisel Americas attains EBITDA of at least $18,000,000 on a rolling four-quarter basis.  Mr. Sheehan also is eligible for an annual bonus with a target level of 60% of his base salary, to be awarded by the Board of Directors or the Compensation Committee based on achievement by Merisel Americas of forecasted EBITDA in the financial plan approved by the Board of Directors and such other criteria as may be determined by the Board of Directors or the Compensation Committee.

If Mr. Sheehan’s employment is terminated by the Company without “cause” (as defined in the employment agreement) or Mr. Sheehan terminates his employment for “good reason” (as defined in the employment agreement), Mr. Sheehan will be entitled to a continuation of the base salary for the remainder of the five-year employment term, plus any accrued and unpaid bonus amounts owed for the year of termination, pro-rated through the date of termination, and any other amounts owed to him through the date of termination.  Merisel Americas does not make any severance payments if it does not renew Mr. Sheehan’s employment and provides Mr. Sheehan written non-renewal notice at least 60 days prior to expiration of the five-year employment term.  If Mr. Sheehan is terminated for “cause”, he will only be entitled to his earned and unpaid base salary through the date of termination.  If Mr. Sheehan is terminated due to death or Disability (as defined in the employment agreement), Mr. Sheehan will be entitled to (i) a pro rata portion of his annual bonus for the calendar year in which the termination occurs, based upon the attainment of the applicable criteria up to the date of termination, plus any annual bonus for a completed calendar year that has accrued but not yet paid at the time of such termination and (ii) a continuation of his base salary for 30 days commencing on the date of termination.

The employment agreement also contains customary confidentiality, non-compete and non-solicitation provisions.

 Kenneth Wasserman, the Company’s Executive Vice President-Prototypes, is employed pursuant to an agreement dated March 2005 with Merisel Americas whereby Mr. Wasserman serves as President of Comp 24 LLC, an indirect wholly-owned subsidiary of the Company.  The employment agreement provides for a five year term that continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 60 days prior to the expiration of the hen-effective term.

Under the employment agreement, Mr. Wasserman receives a base salary of $287,500 per year. The base salary may be increased to $309,063 per year if Merisel Americas attains EBITDA of at least $16,500,000 on a rolling, four-quarter basis, and to $332,243 per year if Merisel Americas attains EBITDA of at least $18,000,000 on a rolling four-quarter basis.  Mr. Wasserman also is eligible for an annual bonus with a target level of 60% of his base salary, to be awarded by the Board of Directors or the Compensation Committee based on achievement by Merisel Americas of forecasted EBITDA in the financial plan approved by the Board of Directors and such other criteria as may be determined by the Board of Directors or the Compensation Committee.

The remaining terms of Mr. Wasserman’s employment agreement are substantially identical to Mr. Sheehan’s employment agreement.

Rajiv Garg served as Executive Vice President of Merisel Americas from March 2005 through May 4, 2007, until he was given notice of termination; his termination was effective June 30, 2007.  Under his March 2005 employment agreement with Merisel Americas, Mr. Garg received a base salary of $325,000 per year, and was eligible for an annual bonus with a target level of 60% of his base salary, to be awarded by the Board of Directors or the Compensation Committee based on achievement by Merisel Americas of forecasted EBITDA in the financial plan approved by the Board of Directors and other criteria determined by the Board of Directors or the Compensation Committee.

The employment agreement also contains customary confidentiality, non-compete and non-solicitation provisions., which survived the termination of Mr. Garg’s employment with the Company.  Upon his termination, Mr. Garg received an amount equal to his remaining base salary under his employment agreement to date of expiration of the original employment term, plus payment for accrued vacation, subject to applicable taxes, during the third quarter of 2007.

Compensation of Directors

 Compensation of Directors 2007

The following table sets forth, for the year ended December 31, 2007, information relating to the compensation of each director of the Company who served during the fiscal year who was not a named executive officer.  Compensation received or accrued by Donald R. Uzzi, Chief Executive Officer of the Company and Chairman of the Board of Directors, is fully reflected in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Edward A. Grant	49,500	25,064	-	-	-	-	74,564
Lawrence Schoenberg	50,000	25,064	-	-	-	-	75,064
Ronald A. Badie	44,500	25,064	-	-	-	-	69,564
Albert J. Fitzgibbons III	39,000	25,064	-	-	-	-	64,064
Bradley Hoecker	39,000	25,064	-	-	-	-	64,064

 Narrative to Director Compensation Table

Beginning in 2006 and for subsequent years, each non-employee director is entitled to receive an annual retainer fee of $30,000, $1,500 for each Board of Directors meeting attended ($500 for meetings held telephonically after four telephonic meetings per year which are included in the annual retainer), $2,000 per quarter for acting as the Chairman of the Audit Committee; $1,000 per quarter for acting as the Chairman of any other Committee; $1,250 per quarter for acting as Lead Director; $500 for each Committee meeting attended;  plus reimbursement for travel expenses incurred in attending Board of Directors and Committee meetings.

In addition, each non-employee directors received 4,000 fully vested shares of stock for service in 2005. Beginning in 2006, non-employee directors were entitled, upon election, to an annual grant of restricted stock with a fair market value of $28,000 as determined at the date of the Compensation Committee meeting, which vests on the first anniversary of the grant.  If a director leaves for any reason, other than change of control, prior to vesting, all unvested shares are forfeited.  New or substituted securities or other property will be substituted for unvested shares in the event of a consolidation, merger or sale of all, or substantially all, of the assets of the Company.

Non-employee directors are also permitted to elect to be compensated for up to 25 percent of their annual retainer fee in shares of the Company’s common stock, the value of which will be determined with reference to the market price of the company’s common stock as of the first day of the quarter following each annual shareholder meeting.

The Company does not have a uniform policy or agreement concerning payments to directors upon their departure from the Board.  No directors left the Board in 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information regarding the Company’s stock-based compensation plans was included in Item 12 of the Form 10-K filed on March 31, 2008.

The following table sets forth certain information as of April 30, 2008, as to shares of our common stock beneficially owned by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock, (ii) each of our directors and the our chief executive officer, chief financial officer and the three most highly compensated executive officers at the end of the last completed fiscal year (other than the chief executive officer and chief financial officer) and (iii) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities names in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

	Shares Beneficially Owned
Name	Number	Percentage

Phoenix Acquisition Company II, L.L.C. (1) (2)	6,590,893	66.27%
540 Madison Avenue, 25th Floor
New York, NY 10022
Freestone Opportunity Partners LP and Gary Furukawa (3)	769,241	7.73%
1191 Second Avenue, Suite 2100
Seattle, WA 98101
Ronald P. Badie (4)	18,714	*
Albert J. Fitzgibbons III (4)(5)	18,714	*
Edward Grant (4)	13,223	*
Bradley J. Hoecker (4)	18,714	*
Lawrence J. Schoenberg (4)	54,773	*
Donald R. Uzzi (6)	530,000	5.33%
Jon H. Peterson (7)	22,500	*
John J. Sheehan (7)	15,000
Kenneth Wasserman (7)	15,000	*
Guy Claudy (7)	15,000
All Directors and Executive Officers as a Group (12 Persons) (8)		*
	740,138	7.44%

*Represents less than 1%

(1)
Based on the information contained in a Schedule 13D/A filed with the SEC on April 7, 2008, Phoenix Acquisition Company II, L.L.C., together with its affiliates, Stonington Capital Appreciation 1994 Fund, L.P., Stonington Partners, L.P., Stonington Partners, Inc. II, and Stonington Partners, Inc. report beneficial ownership (with shared voting power and shared dispositive power) of 6,590,893 shares, including 1,590,893 shares of the common stock of Merisel, into which the 278,406 shares of convertible preferred stock of Merisel that are beneficially owned by Phoenix Acquisition Company II, L.L.C. are convertible at its option. Absent such conversion, Phoenix Acquisition Company II, L.L.C. (together with its affiliates) would beneficially own approximately 62% of the outstanding common stock of Merisel.

(2)
Phoenix Acquisition Company II, L.L.C. and Stonington Capital Appreciation 1994 Fund, L.P., which are affiliates of Stonington Partners, Inc., have entered into a Voting, Support and Redemption Agreement, dated as of March 28, 2008, in connection with the Agreement and Plan of Merger, dated as of March 28, 2008, by and among Merisel, TU Holdings, Inc., and TU Merger, Inc., affiliates of American Capital Strategies, Ltd.  See “Changes in Control” below.  In connection with the Voting, Support and Redemption Agreement, TU Holdings, Inc., together with its affiliate, American Capital Strategies, Ltd., also reports beneficial ownership (with shared voting power and shared dispositive power) of all of the shares of capital stock of Merisel that are beneficially owned by Phoenix Acquisition Company II, L.L.C.

(3)
Based on information contained in the Schedule 13G/A filed on February 14, 2008 with the SEC by Freestone Opportunity Partners LP, Gary I. Furukawa and Freestone Advisors, LLC, such persons beneficially owned an aggregate of 769,241 shares of Merisel common stock as of December 31, 2007.

(4)	Includes 9,025 shares of unvested restricted stock.

(5)
Messrs. Fitzgibbons and Hoecker are directors or partners of certain affiliates of Phoenix Acquisition Company II, L.L.C. and may therefore be deemed to beneficially own the 6,590,893 shares of common stock beneficially owned by Phoenix Acquisition Company II, L.L.C. and its affiliates. Each of Mr. Fitzgibbons and Mr. Hoecker disclaims such beneficial ownership and the information set forth in the table above solely reflects beneficial ownership of Mr. Fitzgibbons and Mr. Hoecker in each of their individual capacities.

(6)	Includes 300,000 shares of common stock that are subject to currently exercisable stock options and 53,333 shares of restricted stock.

(7)	Includes 10,000 shares of unvested restricted stock.

(8)	Includes all shares of restricted stock and all shares of common stock that are subject to stock options.

Changes in Control

On March 28, 2008, Merisel entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TU Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiary, TU Merger, Inc., a Delaware corporation.  Pursuant to the terms of the Merger Agreement, TU Merger, Inc. will merge with and into Merisel (the “Merger”), and Merisel will continue as the surviving corporation and a wholly-owned subsidiary of TU Holdings, Inc.  TU Holdings, Inc. is a wholly-owned subsidiary of American Capital Strategies, Ltd. (“ACAS”).  At the effective time of the Merger, each outstanding share of common stock of Merisel, other than the shares owned by any stockholders who properly exercise dissenters’ rights under Delaware law, will be cancelled and converted into the right to receive $5.75 in cash, without interest.  The Merger Agreement and the transactions contemplated thereby will be submitted to a vote of Merisel’s stockholders.

In connection with the Merger, Merisel also entered into a Voting, Support and Redemption Agreement, dated as of March 28, 2008 (the “Support Agreement”), with TU Holdings, Inc., Stonington Capital Appreciation 1994 Fund, L.P. and Phoenix Acquisition Company II, L.L.C., pursuant to which the stockholders that are parties thereto have agreed to vote their Merisel shares in favor of the Merger (and have granted an irrevocable proxy to TU Holdings, Inc. to vote all of their stock for this purpose) and Merisel has agreed, at the effective time of the Merger, to redeem the outstanding shares of its convertible preferred stock pursuant to the terms thereof.  The vote of the shares subject to the Support Agreement is sufficient to adopt the Merger Agreement and approve the Merger.  For further discussion of the terms of the Support Agreement, see “Item 13. Certain Relationships and Related Transactions and Director Independence” beginning on page 16 of this Amendment.

On May 4 and May 6, 2008, representatives of ACAS informed Merisel’s financial and legal advisors that ACAS currently does not intend to proceed with the acquisition of Merisel at $5.75 per share in cash in accordance with the terms of the Merger Agreement.  According to the representatives of ACAS, ACAS desires to renegotiate the terms of the transaction (specifically, the per share purchase price) in light of ACAS’ view of the performance of Merisel’s business during the first quarter of 2008.  The Merger Agreement remains in full force and effect, and Merisel has performed, and is performing, all of its obligations under, and is not in violation of, the Merger Agreement.  On May 9, 2008, Merisel filed a definitive proxy statement (the “Proxy Statement”) with the SEC, and is submitting the Merger Agreement to Merisel’s stockholders for adoption as required by the Merger Agreement.  If TU Holdings, Inc. breaches its covenant to consummate the Merger contained in the Merger Agreement, and Merisel terminates the Merger Agreement on account of such breach, TU Holdings, Inc. and ACAS are obligated to pay Merisel a $3.5 million reverse termination fee.  However, Merisel cannot compel TU Holdings, Inc. or ACAS to complete the Merger; in the event of such breach by TU Holdings, Inc., Merisel will only be entitled to the reverse termination fee in accordance with the terms of the Merger Agreement.  A more detailed discussion of the provisions contained in the Merger Agreement with respect to the reverse termination fee and the remedies available to Merisel is set forth in the sections entitled “The Merger Agreement – Effects of Terminating the Merger Agreement” and “The Merger Agreement – Limited Remedies; Maximum Recovery” beginning on pages 72 and 73 respectively of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

There are no family relationships among any of the executive officers or directors of the Company.

In March 2006 the Company entered into indemnity agreements (the “Indemnity Agreements”) with each of its directors, Mr. Uzzi, and Jon H. Peterson, the Company’s current Chief Financial Officer. The Company later entered Indemnity Agreements with Mr. Grant upon his election to the Board and with Fiona Gould upon her election as a corporate officer.  The Indemnity Agreements provide that the Company will indemnify each party (the “Indemnitee”) against expenses and damages in connection with claims relating to the Indemnitee’s service to the Company, to the fullest extent permitted by the Company’s bylaws and the Delaware General Corporation Law (the “DGCL”).

 The Indemnity Agreements provide that the Company will pay the expenses of the Indemnitee incurred in any such proceedings prior to final disposition of the claim, without regard to Indemnitee’s ability to repay the expenses or ultimate entitlement to indemnification under other provisions of the Indemnity Agreements.  However, by executing and delivering the Indemnity Agreement, the Indemnitee undertakes to repay the advance to the extent it is ultimately determined that the Indemnitee was not entitled to indemnification.

The Indemnity Agreements specify certain procedures and assumptions applicable in connection with requests for indemnification and advancement of expenses and also requires the Company to maintain fiduciary liability insurance for directors, officers, employees and other agents of the Company.  The rights provided to the Indemnitees under the Indemnity Agreements are additional to any other rights the Indemnitees may have under the Company's certificate of incorporation, bylaws, any agreement, applicable law, vote of stockholders or resolution of directors, and so forth.

Two directors of Merisel, Albert J. Fitzgibbons III and Bradley J. Hoecker, are affiliated with Phoenix Acquisition Company II, L.L.C. and Stonington Capital Appreciation 1994 Fund, L.P, which beneficially own approximately 62% of Merisel’s outstanding common stock and 278,406 shares Merisel’s convertible preferred stock, and have entered into the  Support Agreement in connection with the Merger Agreement. See “Item 12. Security Ownership of Certain Beneficial Owners and Management – Changes in Control” above.  Pursuant to the Support Agreement, Phoenix Acquisition Company II, L.L.C. and Stonington Capital Appreciation 1994 Fund, L.P. are required to vote all of their shares of common stock in favor of the adoption the Merger Agreement and all of their shares of the convertible preferred stock of Merisel will be redeemed at time of the Merger for $101 per share (totaling approximately $28,119,006, assuming that the Merger is completed in the second quarter of 2008), representing the “Change of Control Price” payable by Merisel to holders of shares of convertible preferred stock under the Certificate of Designation relating to such preferred stock.  Pursuant to the Support Agreement, Phoenix Acquisition Company II, L.L.C. and Stonington Capital Appreciation 1994 Fund, L.P have granted TU Holdings, Inc., an irrevocable proxy to vote all their stock in accordance with the agreement.

Certain members of the Company’s Board of Directors currently serve on boards of other public and private companies, including Obagi Medical Products, Inc., which are also under the control of Stonington Partners, Inc. or its affiliates.  These entities may be considered to be under “common control” with the Company.

The following table lists all “parents” of the Company showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent, if any.

Name of Parent	Basis of Control	Immediate Parent	Percentage of Voting Securities Owned or Other Basis of Control
Phoenix Acquisition Company II, L.L.C.	Ownership and control of common stock constituting 66% of the outstanding common stock	Stonington Capital Appreciation 1994 Fund, L.P.	100%

Director Independence

The Board of Directors has determined that the Company is a “controlled company” under the NASD’s rules because more than 60% of the Company’s Common Stock is held by one entity, Phoenix Acquisition Company II, L.L.C., an affiliate of Stonington Partners, Inc.  Accordingly, the Company is not required to, and does not, have a majority of independent directors on its board and does not have compensation or nominating committees comprised solely of independent directors. The Board of Directors has determined that Messrs. Badie, Grant and Schoenberg meet the independence requirements of the SEC and NASD.

Item 14.  Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services rendered by BDO Seidman, LLP (“BDO”), the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2006 and 2007, review of the quarterly financial statements for 2006 and 2007 and fees billed for other services rendered by BDO in 2006 and 2007.

	2006	2007
Audit fees	$204,000	$270,000
Audit-related fees (1)	102,000	58,650
Tax fees	-	-
All other fees	-	-

Total	$306,000	$328,650

(1)
The 2006 billings relate to the 2005 audit of the employee benefit plan and review of comment letters received from the SEC.  The 2007 billings relate to the 2006 audit of the employee benefit plan and various consulting services.

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

MERISEL, INC.

Date: May 14, 2008	By:	/s/ Donald R. Uzzi
Name: Donald R. Uzzi
Title: Chairman, Chief Executive Officer and President

INDEX OF EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.