Form 10-Q
period 2008-03-31
MERISEL INC /DE/
filed 2008-05-15
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

COMMISSION FILE NUMBER 01-17156

MERISEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4172359
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

127 West 30th Street, 5th Floor New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

1 (212) 594-4800
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ LARGE ACCELERATED FILER,  ☐ ACCELERATED FILER  ☐ NON-ACCELERATED FILER ☒ SMALLER REPORTING COMPANY

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐  NO  ☒

As of May 15, 2008, the registrant had 8,054,723 shares of Common Stock outstanding.

MERISEL, INC. AND SUBSIDIARIES

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 31, 2008	December 31, 2007
Current assets:	(Unaudited)
Cash and cash equivalents	$13,664	$15,254
Accounts receivable, net of allowance of $536 and $478, respectively	16,629	17,114
Inventories	2,105	2,014
Prepaid expenses and other current assets	1,445	974
Deferred tax asset, net	3,094	3,078
Total current assets	36,937	38,434

Property and equipment, net	8,537	8,435

Restricted cash	3,222	3,195
Other assets	175	73
Intangible assets, net	6,314	6,708
Trademarks	10,609	10,609
Goodwill	19,737	19,737
Deferred tax asset, net	32,344	31,894

Total assets	$117,875	$119,085

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2008	December 31, 2007
	(Unaudited)
Current liabilities:
Accounts payable	$3,971	$2,229
Accrued liabilities	4,760	6,978
Capital lease obligations, current maturities	279	340
Installment notes, current maturities	426	465
Total current liabilities	9,436	10,012

Note payable, bank	8,630	8,630
Capital lease obligations, less current maturities	3	44
Installment notes, less current maturities	300	410
Other liabilities	705	666
Total liabilities	19,074	19,762

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 267,595 shares issued and Outstanding	27,841	27,294
Common stock, $.01 par value, authorized 30,000,000 shares; 8,452,723 issued and 8,033,943 outstanding, respectively	85	85
Additional paid-in capital	272,163	272,593
Accumulated deficit	(200,414)	(199,775)
Treasury stock at cost, 418,780 shares repurchased	(874)	(874)
Total stockholders’ equity	98,801	99,323

Total liabilities and stockholders’ equity	$117,875	$119,085

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$21,352	$23,934

Cost of sales	11,965	13,205

Gross profit	9,387	10,729

Selling, general & administrative expenses	10,481	8,806

Operating income (loss)	(1,094)	1,923

Interest expense, net	1	164

Income (loss) from continuing operations before provision for income tax	(1,095)	1,759

Income tax (benefit) provision	(460)	753

Income (loss) from continuing operations	(635)	1,006

Income (loss) from discontinued operations, net of taxes	(4)	150
Net income (loss)	(639)	1,156
Preferred stock dividends	547	504
Net income (loss) available to common stockholders	$(1,186)	$652

Income (loss) per share (basic and diluted):
Income (loss) from continuing operations available to common stockholders	$(0.15)	$0.06
Income from discontinued operations, net of taxes	0.00	0.02
Net income (loss) available to common stockholders	$(0.15)	$0.08
Weighted average number of shares
Basic	7,881	7,774
Diluted	7,881	7,805

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(639)	$1,156
Less: income (loss) from discontinued operations	(4)	150
Net income (loss) from continuing operations	(635)	1,006
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	117	198
Deferred occupancy costs	39	47
Deferred income taxes	(466)	565
Depreciation and amortization	1,163	1,008
Changes in operating assets and liabilities:
Accounts receivable	485	2,378
Inventories	(91)	347
Prepaid expenses and other current assets	(573)	(344)
Restricted cash	(27)	543
Accounts payable	1,326	(599)
Accrued liabilities	(2,218)	(1,840)
Net cash provided by (used in) operating activities	(880)	3,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	-	(639)
Capital expenditures	(455)	(629)
Net cash used in investing activities	(455)	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(102)	(207)
Bank debt repayments	(149)	(51)
Net cash used in financing activities	(251)	(258)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,586)	1,783

DISCONTINUED OPERATIONS
Cash provided by (used in) discontinued operations	(4)	1,176
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(4)	1,176

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,590)	2,959

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,254	6,464
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,664	$9,423

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:

	For the Three Months Ended March 31,
Cash paid during the period for:	2008	2007
Income taxes	$189	$110
Interest expense	209	212
Non-cash investing and financing activities:
Preferred dividends accumulated	547	504
Capital Expenditures	416	-

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

1.	Description of Business

The Company and its subsidiaries operate in a single reporting segment, the visual communications services business.  It entered that business beginning March 2005 through a series of acquisitions, which continued through 2006. These acquisitions include Color Edge, Inc. and Color Edge Visual, Inc. (together “Color Edge”), Comp 24, LLC (“Comp 24”); Crush Creative, Inc. (“Crush”); Dennis Curtin Studios, Inc. (“Dennis Curtin”); Advertising Props, Inc. (“AdProps”); and Fuel Digital, Inc. (“Fuel”). The acquisitions of the Company’s seven operating entities are referred to below as “Acquisitions.”

On March 28, 2008, the Company entered into a definitive agreement pursuant to which Merisel will be acquired by TU Holdings, Inc., an affiliate of American Capital Strategies, Ltd. (“ACAS”).  The transaction has been unanimously approved by Merisel’s Board of Directors, which will recommend that Merisel's stockholders approve the transaction.  Affiliates of Stonington Partners, L.P., Merisel’s largest stockholder, who collectively own approximately 62% of the company’s outstanding common stock, have entered into an agreement to vote in favor of the transaction.  Approval of the transaction requires the affirmative vote of a majority of the outstanding Merisel shares and is subject to certain other customary closing conditions.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

2.	Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of March 31, 2008, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date.

Certain reclassifications were made to prior year statements to conform to the current year presentation.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

3.	New Accounting Standards

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”  (“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the Standard will have no impact on the company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows entities the option to measure at fair value eligible financial instruments that are not currently measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although the Company has adopted this standard, the Company has not yet elected the fair value option for any assets or liabilities, and therefore the adoption of this standard has not had any impact on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the non-controlling owners of a subsidiary. SFAS 160 will become effective beginning of the first quarter of 2009. The Statement is not expected to have an impact on the consolidated financial statements.

In December 2007, the FASB revised Statement No. 141, “Business Combinations” (“SFAS No. 141(R)”). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any non-controlling interest in an acquisition, at their fair values as of the acquisition date. The Statement is effective for fiscal years beginning on or after December 15, 2008. The impact on the Company of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

5.	Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$1,305	$1,315
Work in process	804	720
Reserve for obsolescence	(4)	(21)
Total inventory, net	$2,105	$2,014

6.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	March 31, 2008	December 31, 2007
Customer relationships	$3,110	$3,170
Non-compete agreements	1,715	1,919
Employee agreements	497	581
Trade know-how	992	1,038
Total	$6,314	$6,708

Amortization expense relating to intangible assets was $394 and $376 for the three months ended March 31, 2008 and 2007, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended March 31,
Amount
2009	$1,580
2010	1,360
2011	507
2012	415
2013	413
Thereafter	2,039
Total	$6,314

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
Accrued liabilities:
Compensation and other benefit accruals	$2,975	$4,376
State and local sales taxes and other taxes	181	260
Other accruals	1,604	2,342
Total accrued liabilities	$4,760	$6,978

8.	Income Taxes

At March 31, 2008, the Company had available U.S. Federal net operating loss carryforwards of $247,567 which expire at various dates beginning December 31, 2011. As of March 31, 2008, $29,601 of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code of 1986 as a result of an ownership change.  The restricted net operating loss is subject to an annual limitation of $7,476.  At March 31, 2008, the Company had available California net operating loss carryforwards of $10,897 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

At December 31, 2007, based on three years of historical profitability and a forecast of future taxable income, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance to $53,475 and recorded a deferred tax asset in the amount of $34,972 at December 31, 2007.  At March 31, 2008, the deferred tax asset has been increased to $35,438 which is net of the same valuation allowance. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

The provision (benefit) for income taxes consisted of the following:

	For the Three Months Ended March 31,
	2008	2007

Continuing Operations:
Current
Federal	$-	$31
State	6	157
Total current provision	$6	$188

Deferred, net of valuation allowance
Federal	$(310)	$671
State	(156)	(106)
Total deferred provision	$(466)	$565

Total income tax (benefit) provision	$(460)	$753

	For the Three Months Ended March 31,
	2008	2007

Discontinued Operations:
Federal	$-	$5
State	-	107
Total provision	$-	$112

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

9.	Debt

On February 27, 2008, the Company entered into a three year amendment and extension of the Company’s credit agreement dated March 1, 2005 with Amalgamated Bank. The agreement with Amalgamated extended the $15,500 revolving credit facility (the “Facility”) and the $800 term loan. The Company’s borrowings under the Facility are limited to 85% of its eligible accounts receivable. The Facility and the term loan are secured by the assets of the Company.

10.	Discontinued Operations

In August 2004, the Company sold its software licensing business to D&H Services, LLC, at which time it was determined to represent this business as a discontinued operation.  The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying condensed consolidated statements of income and cash flows.

The sale was rescinded in February 2005.  However, since the operations of the business permanently ceased as of the date of the sale, results related to the liquidation of this business  continue to be presented as a discontinued operation.

The Company recorded expense from discontinued operations of $4 for the three months ended March 31, 2008 related to legal fees.

The Company recorded income from discontinued operations of $150 for three months ended March 31, 2007 related to the sale of a property held for sale for proceeds of $1,192, net of cost basis of $914, taxes of $112 and other expenses of $16.

11.	Commitments and Contingencies

In February 2004, the Company was served with an adversary complaint in connection with a bankruptcy proceeding, In re: Bridge Information Systems, Inc., Case No. 01-41593, pending in the United States Bankruptcy Court for the Eastern District of Missouri, Eastern Division. The adversary complaint is captioned Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA, Case No. 01-41593-293, and alleges that the Chapter 11 Debtors made preferential transfers totaling $6,279 to Merisel Americas, Inc., and preferential transfers totaling $17,822 to MOCA (Merisel Open Computing Alliance), a former subsidiary of Merisel Americas, Inc. The adversary complaint seeks avoidance of these transfers. The adversary complaint was filed subsequent to the Company’s 2001 sale of its wholly-owned subsidiary MOCA to Arrow Electronics, Inc. (“Arrow”). Arrow has paid all legal expenses arising out of the complaint since inception and has confirmed to the Company, in writing, that it will indemnify the Company with respect to any liability arising from the allegations in the adversary complaint. No provision has been made for this litigation in the Company’s financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

In November 2001, Tommy Davis Nathan Cameron and his wife, Lisa Cameron, filed a complaint in the Superior Court, Wake County, North Carolina naming Merisel, Inc., Merisel Properties, Inc., Merisel Americas, Inc. and Brian Goldsworthy as defendants.  The plaintiffs allege that Mr. Cameron sustained various physical injuries due to toxic mold at his workplace.  Merisel, Inc. and Merisel Americas, Inc. were dismissed from the action when the court granted summary judgment in their favor.  After a March 2006 trial, a jury verdict was rendered against Merisel Properties, Inc. in the amount of $1,800, pre- and post-judgment interest and costs.  Merisel Properties, Inc. has appealed that decision. The Company’s insurance carrier provided coverage for costs and expenses incurred by the Company in defending Cameron matter.  In addition, the insurance carrier furnished the consideration for the bond that was required to stay enforcement of the judgment pending the appeal.  While that appeal was pending, the parties entered into a settlement agreement in January 2008.  Under the settlement agreement, the Company’s insurance carrier agreed to pay the settlement amount, subject to applicable deductibles.  Since January 2008, the full settlement amount has been paid, and a notice of satisfaction of judgment, reflecting the fact that the judgment has been fully satisfied, has been filed in the Superior Court, bringing this action to a final conclusion. No provision for this litigation has been made in the Company’s financial statements.

On August 24, 2007, Dennis Curtin and White Dog Studios filed a civil complaint against the Company in the Los Angeles Superior Court, alleging that the Company had breached a May 2, 2006 asset purchase agreement under which the Company purchased the plaintiffs’ assets.  These plaintiffs seek compensatory damages of $210.  On October 22, 2007, the Company filed a petition to compel arbitration, relying on an arbitration provision contained in the asset purchase agreement.  In January 2008, the court granted the petition and dismissed the matter in favor of arbitration.  The parties are currently engaged in settlement discussions regarding their respective claims, and, due to these discussions, the arbitration has not yet been commenced. As of March 31, 2008, the Company has accrued the full $210.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

12.	Stock-Based Compensation

Stock Option Grants
On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). At March 31 2008, 46,287 shares were available for grant under the Stock Award and Incentive Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair value of the Company's Common Stock at the date of grant.

As of March 30, 2008, 300,000 options remain outstanding under the Stock Award and Incentive Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Shares	Weighted Average Exer. Price
Outstanding at December 31, 2007	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at March 31, 2008	300,000	$8.33
Options exercisable at March 31, 2008	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/08	In Years	Price	at 3/31/08	Price

$5.00	100,000	7	$5.00	100,000	$5.00
$8.00	100,000	7	$8.00	100,000	$8.00
$12.00	100,000	7	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of March 31, 2008, all stock options were fully vested. The total intrinsic value of options exercisable was $51 at March 31, 2008. Additionally, there is no intrinsic value related to the shares either exercised during the quarter or expected to vest as of March 31, 2008.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payments,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must also be recognized. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The adoption of SFAS No. 123(R) resulted in an expense of approximately $50 in selling, general, and administrative expenses during the three months ended March 31, 2007. There was no corresponding expense for the three months ended March 31, 2008. As of March 31, 2008, there was no unrecognized compensation costs related to stock-based employee compensation expense.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

Restricted Stock Grants
In November 2004, the Company awarded 150,000 shares of restricted stock to its Chief Executive Officer under the Stock Award and Incentive Plan, which were issued in September 2005.  Compensation expense, measured by the fair value of the restricted stock at the grant date, is being recorded over the related three-year vesting period starting in November 2004.  Compensation expense was $43 for the three months ended March 31, 2007. There was no expense for the three months ended March 31, 2008.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related one-year vesting period starting in May 2006. Compensation expense was $10 for the three months ended March 31, 2007. There was no expense for the three months ended March 31, 2008.

On December 13, 2006, the Company awarded 20,990 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related one-year vesting period ending in May 2007. Compensation expense was $35 for the three months ended March 31, 2007. There was no expense for the three months ended March 31, 2008.

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $60 and $54 for the three months ended March 31, 2007 and 2008, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related vesting period starting in August 2007. Compensation expense was $38 for the three months ended March 31, 2008.

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one-year vesting period starting in December 2007. Compensation expense was $19 for the three months ended March 31, 2008.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period. Compensation expense was $6 for the three months ended March 31, 2008.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2008, and changes during the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	173,959	$4.00
Granted	-	N/A
Vested	-	N/A
Cancelled	-	N/A
Nonvested shares at March 31, 2008	173,959	$4.00

As of March 31, 2008, there was $496 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.3 years.

13.	Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of March 31, 2008, the Company had repurchased 418,780 shares, for an aggregate cost of $874; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets.  No shares were repurchased during the quarter ended March 31, 2008.

14.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps.  The term of the lease is 5 years with a rental rate of $9 per month.  Rental expense was $27 for the three ended March 31, 2008 and 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s consolidated historical results of operations and financial condition should be read in conjunction with its unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Discontinued Operations

In August 2004, the Company completed the sale of the majority of its software licensing business to D&H Services, LLC, at which time the licensing business was determined to represent a discontinued operation. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying condensed consolidated statements of income and cash flows.  The sale was rescinded in February 2005.  However, since the operations of the business ceased as of the date of the sale, the operations and subsequent liquidation of this entity continue to be treated as a discontinued operation.

RESULTS OF OPERATIONS (amounts in thousands except as noted or in per share data)

The Company reported a loss of $(1,186) or $(0.15) per share for the three months ended March 31, 2008 as compared to net income of $652 or $0.08 per share for the three months ended March 31, 2007. The loss this quarter includes $4 of expense or $0.00 per share from discontinued operations as compared to income of $150 or $0.02 per share from discontinued operations for the three months ended March 31, 2007.

Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Net Sales - Net sales were $21,352 for the three months ended March 31, 2008 compared to $23,934 for the three months ended March 31, 2007. The decrease of $2,582 or 10.8% was due to weakening demand for our client services due to softer economic conditions throughout the United States.

Gross Profit – Total gross profit was $9,387 for the three months ended March 31, 2008 compared to $10,729 for the three months ended March 31, 2007. The decrease in total gross profit of $1,342 or 12.5% was primarily due to the 10.8% decline in net sales. Gross margin percentage decreased to 44.0% for the three months ended March 31, 2008 from 44.8% for the three months ended March 31, 2007 due to an unfavorable shift in business mix from higher margin prototype and retouching to lower margin wide format.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $10,481 for the three months ended March 31, 2008 from $8,806 for the three months ended March 31, 2007. The increase of $1,675 or 19.0% was due to $742 of legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement with TU Holdings, Inc with the balance of the increase attributable to higher expenses for professional fees, bad debts, depreciation/amortization, and maintenance.  Total Selling, General and Administrative expenses as a percentage of sales increased to 49.1% for the three months ended March 31, 2008 compared to 36.8% for the three months ended March 31, 2007.

Interest Expense, Net - Interest expense decreased to $1 in the three months ended March 31, 2008 from $164 in the three months ended March 31, 2007. The decrease was due to a $62 reduction in interest expense resulting from lower installment note balances coupled with a $101 increase in interest income due to higher balances in short-term interest-bearing investments classified as cash.

Income Taxes – The Company recorded an income tax benefit of $460 for the three months ended March 31, 2008 compared to a provision of $753 for the three months ended March 31, 2007. Income tax expense in the current quarter is recorded at an effective tax rate of 42.0% which compares to a 42.8% tax rate in the first quarter of 2007.

Discontinued Operations – Loss from discontinued operations for the three months ended March 31, 2008 was $4 attributable to related professional fees. Income from discontinued operations for the three months ended March 31, 2007 was $150 related to the sale of real property for a purchase price of $1,192 net of cost basis of $914 and taxes and other expenses of $128.

Net Income - As a result of the above items, the Company had net loss of $639 for the three months ended March 31, 2008 compared to income of $1,156 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $880 during the three months ended March 31, 2008.  The primary uses of cash were a decrease in accrued liabilities of $2,218 offset by an increase in accounts payable of $1,326.

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

For the three months ended March 31, 2008, net cash used in investing activities was $455 used for capital expenditures.

For the three months ended March 31, 2007, net cash used in investing activities was $1,268 which consisted of $639 used for acquisition related expenditures and $629 of capital expenditures.

For the three months ended March 31, 2008 and 2007, net cash used in financing activities was $251 and $258, respectively, related to repayments of installment notes and capital lease payments.

Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.1% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and accrue from the original stock issue date, irrespective of whether dividends are declared by the Board of Directors.  Cumulative accrued dividends were $12,841 and $12,294 at March 31, 2008 and December 31, 2007, respectively.  At the option of the holder, the Convertible Preferred is convertible into the Company’s Common Stock at a conversion price of $17.50 per share.  At the Company’s option, the Convertible Preferred can be converted into the Company’s Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  Beginning on June 30, 2003, the Company could, at its option, redeem outstanding shares of the Convertible Preferred at $105 per share initially, and at $100 per share on or after June 30, 2008, in both instances, with accrued, unpaid dividends.  In the event of a defined “change of control,” the holder of the Convertible Preferred has the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  As of March 31, 2008, no Convertible Preferred has been redeemed.

The Company entered into two Credit Agreements dated March 1, 2005 (as amended by Amendment No. 1 dated August 8, 2005) with Amalgamated Bank (the “Lender”).  Under these agreements, the Company had term loans and a revolving line of credit, under which the Company’s Color Edge, Visual, Crush, and Comp24 subsidiaries are the borrowers (the “Borrowers”). On February 27, 2008, the Company entered into an amendment and extension (the “Amendment”) of these Credit Agreements (the “Facility”).  As amended, the Facility consists of a $15,500 revolving credit facility (the “revolver”) and an $800 term loan (the “term loan”), and the Amendment extends the Facility through February 26, 2011. The term loan requires scheduled principal repayments of $100 per quarter due on each March 31, June 30, September 30 and December 31 between March 31, 2008 and December 31, 2009.  The revolver requires that all principal be repaid in full on or before February 26, 2011. As of March 31, 2007, the outstanding balance on the term loan was $700 and the outstanding balance on the revolver was $8,630.

The Facility is guaranteed by the Company, Americas, by each of their operating subsidiaries, and must be guaranteed by all future subsidiaries.

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

In connection with the AdProps acquisition, the Company assumed certain installment notes at fixed interest rates with a balance of $26 outstanding at March 31, 2008

As of March 31, 2008, the Company has $9,330 outstanding debt at variable interest rates. As of March 31, 2008, the Company has available borrowing capacity under its revolver.

Management believes that, with its cash balances and anticipated cash balances after discontinued-operations-related expenditures, the Company has sufficient liquidity.  However, the Company’s operating cash flow can be impacted by macroeconomic factors beyond the Company’s control. In addition, the Company may need to use additional amounts of cash to fund future acquisitions, resulting in lower levels of liquidity to meet the Company’s working capital needs.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in the condensed consolidated financial statements. Additionally, the Company assumed certain off-balance sheet real estate leases in connection with the Acquisitions.

The following table summarizes the Company’s contractual obligations at March 31, 2008.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$9,356	$426	$8,930	$-	$-
Capital Lease Obligations	282	279	3	-	-
Operating Lease Obligations	22,874	4,192	8,717	6,388	3,577
Total	$32,512	$4,897	$17,650	$6,388	$3,577

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the Company’s condensed consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates. Such differences could be material to the condensed consolidated financial statements.

The Company believes the application of its accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2008, the Company had cash investments of $8,827 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $3,496 maintained in various checking and escrow accounts at March 31, 2008. The Company had outstanding long-term debt of approximately $8,933 with variable interest rates and no foreign currency risk.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of March 31, 2008.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Other than set forth below, there have been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

In November 2001, Tommy Davis Nathan Cameron and his wife, Lisa Cameron, filed a complaint in the Superior Court, Wake County, North Carolina naming Merisel, Inc., Merisel Properties, Inc., Merisel Americas, Inc. and Brian Goldsworthy as defendants.  The plaintiffs allege that Mr. Cameron sustained various physical injuries due to toxic mold at his workplace.

Merisel, Inc. and Merisel Americas, Inc. were dismissed from the action when the court granted summary judgment in their favor.  After a March 2006 trial, a jury verdict was rendered against Merisel Properties, Inc. in the amount of $1.8 million, pre- and post-judgment interest and costs.  Merisel Properties, Inc. has appealed that decision.

The Company’s insurance carrier provided coverage for costs and expenses incurred by the Company in defending Cameron matter.  In addition, the insurance carrier furnished the consideration for the bond that was required to stay enforcement of the judgment pending the appeal.

While that appeal was pending, the parties entered into a settlement agreement in January 2008.  Under the settlement agreement, the Company’s insurance carrier agreed to pay the settlement amount, subject to applicable deductibles.

Since January 2008, the full settlement amount has been paid, and a notice of satisfaction of judgment, reflecting the fact that the judgment has been fully satisfied, has been filed in the Superior Court, bringing this action to a final conclusion.

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

Item 6. Exhibits
(a)	Exhibits
2.1
Agreement and Plan of Merger, dated March 28, 2008, among TU Holdings, Inc., TU Merger, Inc. and Merisel, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008).*

2.2
Voting, Support and Redemption Agreement, dated as of March 28, 2008, between TU Holdings, Inc., Merisel, Inc., Stonington Capital Appreciation 1994 Fund, L.P. and Phoenix Acquisition Company II, L.L.C. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008).*

2.3
Commitment Agreement, dated as of March 28, 2008, between American Capital Strategies, Ltd. and Merisel, Inc. (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008).*

3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*
3.2	Bylaws of Merisel, Inc., as amended (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000).*
10.1
Amendment No. 2 to Credit Agreement, dated February 27, 2008, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, and Amalgamated Bank, as lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008).*

10.2
Reaffirmation and Confirmation Agreement (Security Documents), dated February 27, 2008, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, in favor of Amalgamated Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008).*

10.3
Amendment No. 2 to Employment Agreement, dated January 18, 2008, between Merisel, Inc. and Donald R. Uzzi (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008	By:	/s/ Donald R. Uzzi
Name: Donald R. Uzzi
Title: Chairman, Chief Executive Officer, and President

By:	/s/ Jon H. Peterson
Name: Jon H. Peterson
Title: Chief Financial Officer