Form 10-Q
period 2008-06-30
MERISEL INC /DE/
filed 2008-08-14
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, the registrant had 7,994,093 shares of Common Stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.                   Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 30, 2008	December 31, 2007
Current assets:	(Unaudited)
Cash and cash equivalents	$10,114	$15,254
Accounts receivable, net of allowance of $400 and $478, respectively	18,384	17,114
Inventories	2,674	2,014
Prepaid expenses and other current assets	1,627	974
Deferred tax asset, net	1,298	3,078
Total current assets	34,097	38,434

Property and equipment, net	8,257	8,435

Restricted cash	3,251	3,195
Other assets	157	73
Intangible assets, net	5,919	6,708
Trademarks	10,609	10,609
Goodwill	20,398	19,737
Deferred tax asset, net	34,941	31,894

Total assets	$117,629	$119,085

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2008	December 31, 2007
	(Unaudited)
Current liabilities:
Accounts payable	$4,840	$2,229
Accrued liabilities	4,725	6,978
Capital lease obligations, current maturities	223	340
Installment notes, current maturities	400	465
Total current liabilities	10,188	10,012

Note payable, bank	8,630	8,630
Capital lease obligations, less current maturities	-	44
Installment notes, less current maturities	200	410
Other liabilities	738	666
Total liabilities	19,756	19,762

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 267,595 shares issued and Outstanding	28,397	27,294
Common stock, $.01 par value, authorized 30,000,000 shares; 8,473,503 and 8,452,723 issued and 8,054,723 and 8,033,943 outstanding, respectively	85	85
Additional paid-in capital	271,709	272,593
Accumulated deficit	(201,444)	(199,775)
Treasury stock at cost, 418,780 shares repurchased	(874)	(874)
Total stockholders’ equity	97,873	99,323

Total liabilities and stockholders’ equity	$117,629	$119,085

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$20,342	$22,273	$41,694	$46,207

Cost of sales	11,735	11,476	23,700	24,681

Gross profit	8,607	10,797	17,994	21,526

Selling, general & administrative expenses	10,406	9,782	20,887	18,588

Operating income (loss)	(1,799)	1,015	(2,893)	2,938

Interest expense, net	24	112	25	276

Income (loss) from continuing operations before provision for income tax	(1,823)	903	(2,918)	2,662

Income tax (benefit) provision	(789)	386	(1,249)	1,139

Income (loss) from continuing operations	(1,034)	517	(1,669)	1,523

Income (loss) from discontinued operations, net of taxes	4	(19)	-	131
Net income (loss)	(1,030)	498	(1,669)	1,654
Preferred stock dividends	556	515	1,103	1,019
Net income (loss) available to common stockholders	$ (1,586)	$ (17)	$(2,772)	$ 635

Income (loss) per share (basic and diluted):
Income (loss) from continuing operations available to common stockholders	$(0.20)	$0.00	$(0.35)	$ 0.06
Income from discontinued operations, net of taxes	0.00	0.00	0.00	0.02
Net income (loss) available to common stockholders	$(0.20)	$0.00	$(0.35)	$ 0.08
Weighted average number of shares
Basic	7,893	7,774	7,889	7,768
Diluted	7,893	8,018	7,889	8,014

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2008	2007
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,669)	$1,654
Less: income (loss) from discontinued operations	-	131
Net income (loss) from continuing operations	(1,669)	1,523
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	219	381
Deferred occupancy costs	72	88
Deferred income taxes	(1,267)	816
Depreciation and amortization	2,362	1,945
Changes in operating assets and liabilities:
Accounts receivable	(1,270)	3,952
Inventories	(660)	432
Prepaid expenses and other current assets	(737)	(452)
Restricted cash	(56)	904
Accounts payable	2,611	(446)
Accrued liabilities	(2,164)	(450)
Net cash provided by (used in) operating activities	(2,559)	8,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(750)	(1,459)
Capital expenditures	(1,395)	(1,480)
Net cash used in investing activities	(2,145)	(2,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(161)	(405)
Bank debt repayments	(275)	(201)
Net cash used in financing activities	(436)	(606)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(5,140)	5,148

DISCONTINUED OPERATIONS
Cash provided by discontinued operations	-	1,157
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	1,157

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,140)	6,305

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,254	6,464
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,114	$12,769

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:
	For the Six Months Ended June 30,
Cash paid during the period for:	2008	2007
Income taxes	$-	$138
Interest expense	336	437
Non-cash investing and financing activities:
Preferred dividends accumulated	1,103	1,019
Reversal of acquisition accruals	89	-

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

1.      Description of Business

The Company and its subsidiaries operate in a single reporting segment, the visual communications services business.  It entered that business beginning March 2005 through a series of acquisitions, which continued through 2006. These acquisitions include Color Edge, Inc. and Color Edge Visual, Inc. (together “Color Edge”), Comp 24, LLC (“Comp 24”); Crush Creative, Inc. (“Crush”); Dennis Curtin Studios, Inc. (“DCS”); Advertising Props, Inc. (“AdProps”); and Fuel Digital, Inc. (“Fuel”). The acquisitions of the Company’s seven operating entities are referred to below as “Acquisitions.”

On March 28, 2008, the Company entered into a definitive agreement (the “Merger Agreement”) with TU Holdings, Inc. (“TU Holdings”) and TU Merger, Inc. (“TU Merger”), both subsidiaries of American Capital Strategies, Ltd. (“ACS”) (collectively, “ACAS”).  Under the Merger Agreement, ACAS agreed to purchase all outstanding common shares of Merisel at $5.75 per share in cash.  The closing of this transaction was scheduled to occur in June 2008.

Merisel notified ACAS by letter dated June 20, 2008 that it was terminating the Merger Agreement and on June 23, 2008, Merisel filed a lawsuit against ACAS in the Delaware Court of Chancery to recover the $3,500 Reverse Termination Fee provided for by the Merger Agreement. For further discussion of the status of this transaction, see Note 10. Commitments and Contingencies and Item 1. Legal Proceedings below.

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of June 30, 2008, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the Standard will have no impact on the company’s consolidated financial statements.

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

4.	Inventories

Inventories consist of the following:
	June 30, 2008	December 31, 2007
Raw materials	$1,270	$1,315
Work in process	1,407	720
Reserve for obsolescence	(3)	(21)
Total inventory, net	$2,674	$2,014

5.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	June 30, 2008	December 31, 2007
Customer relationships	$3,049	$3,170
Non-compete agreements	1,508	1,919
Employee agreements	411	581
Trade know-how	951	1,038
Total	$5,919	$6,708

Amortization expense relating to intangible assets was $395 and $439 for the three months ended June 30, 2008 and 2007, respectively and $789 and $815 for the six months ended June 30, 2008 and 2007, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended June 30,
Amount
2009	$1,580
2010	1,123
2011	454
2012	413
2013	413
Thereafter	1,936
Total	$5,919

During the second quarter of 2008, the Company made a goodwill adjustment of $750 resulting from payments made to former shareholders of Crush, in accordance with the Asset Purchase Agreement effective August 8, 2005. These payments were made as a result of Crush achieving certain earnings targets in the earnout period subsequent to the Company’s acquisition of Crush. These payments were not included in the final appraisal and resulted in an increase in goodwill.

Finally, during the third quarter of 2007, the Company accrued an estimate of $311 related to a plan to exit the facilities that housed the operations of Fuel. At that time, the accrual of these exit costs resulted in an increase in goodwill. During the second quarter of 2008, the Company completed the relocation of Fuel. The total costs related to the relocation were $222. The Company made an adjustment to decrease goodwill by $89 to reverse the remaining relocation accrual.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Accrued liabilities:
Compensation and other benefit accruals	$3,516	$4,376
State and local sales taxes and other taxes	191	260
Other accruals	1,018	2,342
Total accrued liabilities	$4,725	$6,978

7.	Income Taxes

At June 30, 2008, the Company had available U.S. Federal net operating loss carryforwards of $247,567 which expire at various dates beginning December 31, 2011. As of June 30, 2008, $29,601 of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code of 1986 as a result of an ownership change.  The restricted net operating loss is subject to an annual limitation of $7,476.  At June 30, 2008, the Company had available California net operating loss carryforwards of $10,897 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2007, based on three years of historical profitability and a forecast of future taxable income, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance to $53,475 and recorded a deferred tax asset in the amount of $34,972 at December 31, 2007.  At June 30, 2008, the deferred tax asset has been increased to $36,239 which is net of the same valuation allowance. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The provision (benefit) for income taxes consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Continuing Operations:
Current
Federal	$-	$15	$-	$46
State	12	120	18	277
Total current provision	12	135	18	323

Deferred, net of valuation allowance
Federal	(592)	173	(902)	844
State	(209)	78	(365)	(28)
Total deferred provision (benefit)	(801)	251	(1,267)	816

Total income tax (benefit) provision	$(789)	$386	$(1,249)	$1,139

8.	Debt

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

The Company recorded income from discontinued operations of $4 during the three months ended June 30, 2008 related to return of a legal retainer. This income of $4 was offset by legal fees of $4 for the six months ended June 30, 2008.

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

10.	Commitments and Contingencies

On August 24, 2007, Dennis Curtin and White Dog Studios, Inc. (“White Dog”) filed a civil complaint against the Company in the Los Angeles Superior Court, alleging that the Company had breached a May 2, 2006 asset purchase agreement under which the Company purchased the plaintiffs’ assets.  The plaintiffs sought compensatory damages of $210. On June 17, 2008, the parties executed a settlement agreement, under which neither Merisel nor White Dog admitted any wrongdoing, and Merisel paid White Dog $110 in full settlement of all claims.  On the acquisition date of DCS, the Company accrued a liability for $210, which was included as part of the purchase price allocation.  Upon settlement with White Dog, the Company reversed the liability and recorded income of $93, consisting of the accrual reversal of $100, net of legal fees of $7.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants the Company’s Color Edge Visual subsidiary and its sales employee, Edwin Sturmer.  The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while employed by Color Edge.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment.  The plaintiffs seek compensatory and punitive damages totaling $5,000.  In answering the complaint, the defendants have asserted various affirmative defenses and have denied liability to the plaintiffs.  The parties were previously engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  Merisel is currently determining how to proceed with this litigation in light of ImageKing’s bankruptcy filing.  No provision for this litigation has been made in the Company’s financial statements.

On March 28, 2008, the Company entered into a definitive agreement (the “Merger Agreement”) with TU Holdings, Inc. (“TU Holdings”) and TU Merger, Inc. (“TU Merger”), both subsidiaries of American Capital Strategies, Ltd. (“ACS”) (collectively, “ACAS”).  Under the Merger Agreement, ACAS agreed to purchase all outstanding common shares of Merisel at $5.75 per share in cash.  Merisel’s Board of Directors approved this transaction, its shareholders were scheduled to vote on this transaction on June 10, 2008, and the closing of this transaction was scheduled to occur in June 2008.

On May 4 and May 6, 2008, ACAS informed Merisel that, based upon Merisel’s first quarter financial performance, it did not intend to proceed with the merger and that it wished to renegotiate the transaction price.

On May 30, 2008, ACAS informed Merisel that its first quarter 2008 financial results constituted a “Company Material Adverse Effect,” as defined by the Merger Agreement, and that it reserved its right to terminate the Merger Agreement.  ACAS notified Merisel by letter dated June 9, 2008 that it was terminating the Merger Agreement.

Merisel believes that all of the representations in the Merger Agreement were accurate and complete, that it performed all of its obligations under the Merger Agreement, that it would satisfy all closing conditions set forth in the Merger Agreement, and that, accordingly, it is entitled to the $3,500 Reverse Termination Fee, as defined by and provided for in the Merger Agreement.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

On June 23, 2008, Merisel filed a lawsuit in the Delaware Court of Chancery against ACAS to recover the $3,500 Reverse Termination Fee (Case No. CA3845-VCN). In this Complaint, Merisel asserts five counts against ACAS:  Count I for declaratory relief, seeking a declaration that Merisel validly terminated the Merger Agreement and is entitled to the Reverse Termination Fee; Count II for breach of contract for ACAS’ wrongful termination of the Merger Agreement; Count III for breach of contract for ACAS’ failure to fulfill the terms of the Merger Agreement and consummate the merger transaction; and Counts IV and V for breach of contract for ACAS’ breach of specific terms in the Merger Agreement.

On August 12, 2008, ACAS filed an “Answer, Separate Defenses and Counterclaims” in response to Merisel’s Complaint.

In its Separate Defenses, ACAS alleges that Merisel breached several provisions in the Merger Agreement, including a provision providing ACAS with access to Merisel’s books and records and a provision pertaining to Merisel’s warranties and representations in the Merger Agreement.  ACAS alleges that, as a result of these breaches, as well as the occurrence of a Company Material Adverse Effect with respect to Merisel’s business, ACAS was entitled to terminate the Merger Agreement and that it is not, therefore, liable to Merisel for the Reverse Termination Fee.

In its Counterclaims, ACAS alleges that it is entitled to damages from Merisel in an unspecified amount to be determined at trial as a result of the termination of the Merger Agreement.  At this time, Merisel does not have any available information that would enable it to estimate whether any loss may arise from the Counterclaims, and, if so, the amount of such loss.

11.	Stock-Based Compensation

Stock Option Grants

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). At June 30 2008, 25,507 shares were available for grant under the Stock Award and Incentive Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair value of the Company's Common Stock at the date of grant.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

As of June 30, 2008, 300,000 options remain outstanding under the Stock Award and Incentive Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	300,000	$ 8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at June 30, 2008	300,000	$ 8.33
Options exercisable at June 30, 2008	300,000	$ 8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/08	In Years	Price	at 3/31/08	Price

$5.00	100,000	7	$5.00	100,000	$5.00
$8.00	100,000	7	$8.00	100,000	$8.00
$12.00	100,000	7	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$ 8.33	300,000	$ 8.33

As of June 30, 2008, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at June 30, 2008.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The stock compensation charge resulted in an expense of approximately $50 and $100 in selling, general, and administrative expenses during the three and six months ended June 30, 2007, respectively. There was no corresponding expense for the three and six months ended June 30, 2008. As of June 30, 2008, there was no unrecognized compensation costs related to stock-based employee compensation expense.

Restricted Stock Grants

In November 2004, the Company awarded 150,000 shares of restricted stock to its Chief Executive Officer under the Stock Award and Incentive Plan, which were issued in September 2005.  Compensation expense, measured by the fair value of the restricted stock at the grant date, is being recorded over the related three-year vesting period starting in November 2004.  Compensation expense was $43 and $86 for the three and six months ended June 30, 2007, respectively. There was no expense for the three and six months ended June 30, 2008.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related one-year vesting period starting in May 2006. Compensation expense was $8 and $18 for the three and six months ended June 30, 2007, respectively. There was no expense for the three and six months ended June 30, 2008.

On December 13, 2006, the Company awarded 20,990 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related one-year vesting period ending in May 2007. Compensation expense was $28 and $58 for the three and six months ended June 30, 2007, respectively. There was no expense for the three and six months ended June 30, 2008.

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $53 and $59 for the three months ended June 30, 2008 and 2007, respectively and $107 and $119 for the six months ended June 30, 2008 and 2007, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related vesting period starting in August 2007. Compensation expense was $25 and $63 for the three and six months ended June 30, 2008, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one-year vesting period starting in December 2007. Compensation expense was $19 and $38 for the three and six months ended June 30, 2008.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period. Compensation expense was $5 and $11 for the three and six months ended June 30, 2008, respectively.

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2008, and changes during the six months ended June 30, 2008 is as follows:
	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	173,959	$4.00
Granted	-	N/A
Vested	(25,178)	5.21
Cancelled	-	N/A
Nonvested shares at June 30, 2008	148,781	$3.79

As of June 30, 2008, there was $392 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.2 years.

12.	Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of June 30, 2008, the Company had repurchased 418,780 shares, for an aggregate cost of $874; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets.  No shares were repurchased during the quarter ended June 30, 2008.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

13.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps.  The term of the lease is 5 years with a rental rate of $9 per month.  Rental expense was $27 and $54 for the three and six months ended June 30, 2008 and 2007, respectively.

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

Discontinued Operations

In August 2004, the Company completed the sale of substantially all of its software licensing business to D&H Services, LLC, at which time the licensing business was determined to represent a discontinued operation. The net operating results and net cash flows of this business have been reported as “Discontinued Operations” in the accompanying condensed consolidated statements of income and cash flows.  The sale was rescinded in February 2005.  However, since the operations of the business ceased as of the date of the sale, the operations and subsequent liquidation of this entity continue to be treated as a discontinued operation.

RESULTS OF OPERATIONS (amounts in thousands except as noted or in per share data)

The Company reported a loss of $(1,586) or $(0.20) and $(2,772) or $(0.35) per share for the three and six months ended June 30, 2008, respectively, as compared to net loss of $(17) or $0.00 per share and net income of $635 or $0.08 for the three and six months ended June 30, 2007, respectively.  These results include income from discontinued operations of $4 or $0.00 per share for the three months ended June 30, 2008.  There was no income from discontinued operations for the six months ended June 30, 2008.  This compares to a loss of $(19) or $0.00 per share and net income of $131 or $0.02 per share from discontinued operations for the three and six months ended June 30, 2007, respectively.

Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

Net Sales - Net sales were $20,342 for the three months ended June 30, 2008 compared to $22,273 for the three months ended June 30, 2007. The decrease of $1,931 or 8.7% was due to weakening demand for our client services due to softer economic conditions throughout the United States.

Gross Profit – Total gross profit was $8,607 for the three months ended June 30, 2008 compared to $10,797 for the three months ended June 30, 2007. The decrease in total gross profit of $2,190 or 20.3% was primarily due to the 8.7% decline in net sales. Gross margin percentage decreased to 42.3% for the three months ended June 30, 2008 from 48.5% for the three months ended June 30, 2007. This decrease resulted from disproportionately larger percentage decreases in sales when compared with smaller percentage decreases in production labor, increases in outside purchases, delivery and shipping costs, and depreciation on production equipment.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $10,406 for the three months ended June 30, 2008 from $9,782 for the three months ended June 30, 2007. The increase of $624 or 6.4% was due to $432 of legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement with TU Holdings, Inc with the balance of the increase attributable to higher expenses for bad debts of $176, depreciation/amortization of $143, and maintenance of $84. These increases were offset by decreases of $222 in selling and commission expense. Total Selling, General and Administrative expenses as a percentage of sales increased to 51.2% for the three months ended June 30, 2008 compared to 43.9% for the three months ended June 30, 2007.

Interest Expense, Net - Interest expense decreased to $24 in the three months ended June 30, 2008 from $112 in the three months ended June 30, 2007. The decrease was due to a $88 reduction in interest expense resulting from lower installment note balances.

Income Taxes – The Company recorded an income tax benefit of $789 for the three months ended June 30, 2008 compared to a provision of $386 for the three months ended June 30, 2007. Income tax expense in the current quarter is recorded at an effective tax rate of 43.4%, which compares to a 43.7% tax rate in the second quarter of 2007.

Discontinued Operations – The Company recorded income from discontinued operations of $4 during the three months ended June 30, 2008 related to return of a legal retainer and a loss of $19 consisting of other expenses for the three months ended June 30, 2007

Net Income - As a result of the above items, the Company had net loss of $1,030 for the three months ended June 30, 2008 compared to income of $498 for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 as Compared to the Six Months Ended June 30, 2007

Net Sales - Net sales were $41,694 for the six months ended June 30, 2008 compared to $46,207 for the six months ended June 30, 2007.  The decrease of $4,513 or 9.8% was due to weakening demand for our client services due to softer economic conditions throughout the United States.

Gross Profit – Total gross profit was $17,994 for the six months ended June 30, 2008 compared to $21,526 for the six months ended June 30, 2007.  The decrease in total gross profit of $3,532 or 16.4% was primarily due to the 9.8% decline in net sales.  Gross margin percentage decreased to 43.2% for the six months ended June 30, 2008 from 46.6% for the six months ended June 30, 2007.  This decrease resulted from disproportionately larger percentage decreases in sales when compared with smaller percentage decreases in production labor, and increases in outside purchases, delivery and shipping costs, and depreciation on production equipment.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $20,887 for the six months ended June 30, 2008 from $18,588 for the six months ended June 30, 2007.  The increase of $2,299 or 11.0% was due to $1,266 of legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement with TU Holdings, Inc., with the balance of the increase attributable to higher expenses for professional fees of $270, bad debts of $389, depreciation/amortization of $248, and maintenance of $115.  Total Selling, General and Administrative expenses as a percentage of sales increased to 50.1% for the six months ended June 30, 2008 compared to 40.2% for the six months ended June 30, 2007.

Interest Expense, Net - Interest expense decreased to $25 in the six months ended June 30, 2008 from $276 in the six months ended June 30, 2007.  The decrease was due to a $150 reduction in interest expense resulting from lower installment note balances coupled with a $101 increase in interest income due to higher balances in short-term interest-bearing investments classified as cash.

Income Taxes – The Company recorded an income tax benefit of $1,249 for the six months ended June 30, 2008 compared to a provision of $1,139 for the six months ended June 30, 2007. Income tax expense for both periods is recorded at an effective tax rate of 42.8%.

Discontinued Operations – The Company recorded income from discontinued operations of $4 related to return of a legal retainer offset by legal fees of $4 for the six months ended June 30, 2008.  The Company recorded income from discontinued operations of $131 for the six months ended June 30, 2007.  This figure consists of the sale price of $1,192, net of cost basis of $914 and taxes of $112 and other expenses of $35.  The Company recorded a loss of $19 consisting of other expenses for the three months ended June 30, 2007.

Net Income - As a result of the above items, the Company had net loss of $1,669 for the six months ended June 30, 2008 compared to income of $1,654 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $2,559 during the six months ended June 30, 2008.  The primary sources of cash were increases of $1,270 in accounts receivable, of $660 in inventory, and of $737 in prepaid assets.

Net cash provided by operating activities was $8,693 during the six months ended June 30, 2007. The primary sources of cash were net income from continuing operations of $1,523 increased by depreciation and amortization expense of $1,945, a decrease in deferred taxes of $816, and a decrease of $3,952 in accounts receivables.

For the six months ended June 30, 2008, net cash used in investing activities was $2,145 which consisted of $750 used for acquisition related expenditures and $1,395 used for capital expenditures.

For the six months ended June 30, 2007, net cash used in investing activities was $2,939 which consisted of $1,459 used for acquisition related expenditures and $1,480 used for capital expenditures.

For the six months ended June 30, 2008 and 2007, net cash used in financing activities was $436 and $606, respectively, related to repayments of installment notes and capital lease payments.

Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.1% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and accrue from the original stock issue date, irrespective of whether dividends are declared by the Board of Directors.  Cumulative accrued dividends were $13,397 and $12,294 at June 30, 2008 and December 31, 2007, respectively.  At the option of the holder, the Convertible Preferred is convertible into the Company’s Common Stock at a conversion price of $17.50 per share.  At the Company’s option, the Convertible Preferred can be converted into the Company’s Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  Beginning on June 30, 2003, the Company could, at its option, redeem outstanding shares of the Convertible Preferred at $105 per share initially, and at $100 per share on or after June 30, 2008, in both instances, with accrued, unpaid dividends.  In the event of a defined “change of control,” the holder of the Convertible Preferred has the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  As of June 30, 2008, no Convertible Preferred has been redeemed.

The Company entered into two Credit Agreements dated March 1, 2005 (as amended by Amendment No. 1 dated August 8, 2005) with Amalgamated Bank (the “Lender”).  Under these agreements, the Company had term loans and a revolving line of credit, under which the Company’s Color Edge, Color Edge Visual, Crush, and Comp24 subsidiaries are the borrowers (the “Borrowers”). On February 27, 2008, the Company entered into an amendment and extension (the “Amendment”) of these Credit Agreements (the “Facility”).  As amended, the Facility consists of a $15,500 revolving credit facility (the “revolver”) and an $800 term loan (the “term loan”). The Amendment extends the Facility through February 26, 2011. The term loan requires scheduled principal repayments of $100 per quarter due on each March 31, June 30, September 30 and December 31 between March 31, 2008 and December 31, 2009.  The revolver requires that all principal be repaid in full on or before February 26, 2011. As of June 30, 2008, the outstanding balance on the term loan was $600 and the outstanding balance on the revolver was $8,630.

The Facility is guaranteed by the Company, Americas, by each of its operating subsidiaries, and must be guaranteed by all future subsidiaries.

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

As of June 30, 2008, the Company has $8,853 outstanding debt at variable interest rates. As of June 30, 2008, the Company has available borrowing capacity under its revolver.

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

The following table summarizes the Company’s contractual obligations at June 30, 2008.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$9,230	$400	$8,830	$-	$-
Capital Lease Obligations	223	223	-	-	-
Operating Lease Obligations	22,400	4,283	8,911	6,079	3,127
Total	$31,853	$4,906	$17,741	$6,079	$3,127

The amounts included in long-term debt obligations and capital lease obligations for revolving credit agreements only include principal.  Interest expense is estimated to be $1,000 over the next three years.

According to the asset purchase agreements for the acquisitions of Crush, AdProps and Fuel, the Company has contingent payables related to additional cash payouts to be earned on an annual basis over a specified period, provided the acquired entities’ EBITDA exceed certain agreed-upon thresholds. These contingent payables have not been reserved for in the Company’s financial statements.  If these contingencies are satisfied, payments of these payables are estimated to be $2,066 over the next three years.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2008, the Company had cash investments of $8,416 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $1,698 maintained in various checking and escrow accounts at June 30, 2008. The Company had outstanding long-term debt of approximately $8,853 with variable interest rates and no foreign currency risk.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2008.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 24, 2007, Dennis Curtin and White Dog Studios, Inc. (“White Dog”) filed a civil complaint against the Company in the Los Angeles Superior Court, alleging that the Company had breached a May 2, 2006 asset purchase agreement under which the Company purchased the plaintiffs’ assets.  The plaintiffs sought compensatory damages of $210..

On October 22, 2007, the Company filed a petition to compel arbitration, relying on an arbitration provision contained in the asset purchase agreement.  In January 2008, the court granted the petition and dismissed the matter in favor of arbitration.

On June 17, 2008, the parties executed a settlement agreement, under which neither Merisel nor White Dog admitted any wrongdoing, and Merisel paid White Dog $110 in full settlement of all claims. On July 28, 2008, White Dog filed a Request for Dismissal of the entire action with respect to all parties with prejudice, terminating the action.

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants the Company’s Color Edge Visual subsidiary and its sales employee, Edwin Sturmer.  The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while employed by Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment.  The plaintiffs seek compensatory and punitive damages totaling $5 million.  In answering the complaint, the defendants have asserted various affirmative defenses and have denied liability to the plaintiffs.  The parties were previously engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  Merisel is currently determining how to proceed with this litigation in light of ImageKing’s bankruptcy filing.  No provision for this litigation has been made in the Company’s financial statements.

On June 23, 2008, Merisel filed a Verified Complaint against ACAS in the Chancery Court for the State of Delaware (Case No. CA3845-VCN).  In this Complaint, Merisel asserts five counts against ACAS:  Count I for declaratory relief, seeking a declaration that Merisel validly terminated the Merger Agreement and is entitled to the Reverse Termination Fee; Count II for breach of contract for ACAS’ wrongful termination of the Merger Agreement; Count III for breach of contract for ACAS’ failure to fulfill the terms of the Merger Agreement and consummate the merger transaction; and Counts IV and V for breach of contract for ACAS’ breach of specific terms in the Merger Agreement.

 On August 12, 2008, ACAS filed an “Answer, Separate Defenses and Counterclaims” in response to Merisel’s Complaint.

In its Separate Defenses, ACAS alleges that Merisel breached several provisions in the Merger Agreement, including a provision providing ACAS with access to Merisel’s books and records and a provision pertaining to Merisel’s warranties and representations in the Merger Agreement.  ACAS alleges that, as a result of these breaches, as well as the occurrence of a Company Material Adverse Effect with respect to Merisel’s business, ACAS was entitled to terminate the Merger Agreement and that it is not, therefore, liable to Merisel for the Reverse Termination Fee.

In its Counterclaims, ACAS alleges that it is entitled to damages from Merisel in an unspecified amount to be determined at trial as a result of the termination of the Merger Agreement.

Item 6. Exhibits
Index of Exhibits

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Merger dated March 28, 2008, among TU Holdings, Inc., TU Merger, Inc. and Merisel, Inc.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008.**
2.2
Voting, Support and Redemption Agreement, dated as of March 28, 2008, between TU Holdings, Inc., Merisel, Inc., Stonington Capital Appreciation 1994 Fund, L.P. and Phoenix Acquisition Company II, L.L.C.
Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008.**
2.3	Commitment Agreement dated as of March 28, 2008, between American Capital Strategies, Ltd. and Merisel, Inc.	Filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008. **
2.4
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
2.8
Amendment and Waiver to Asset Purchase Agreement dated as of March 1, 2005 by and among MC24, LLC, Merisel, Inc. and Comp 24, LLC and the direct and indirect shareholders set forth on the signature pages thereto.

Filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **

2.9
Asset Purchase Agreement dated as of July 6, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. (“Crush”) and the shareholders of Crush signatories thereto, as amended by that certain Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, MCRU, Crush and Guy Claudy as Shareholders Representative.

Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.10	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.11	Asset Purchase Agreement dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, Fuel Digital, LLC and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **
3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
*10.1	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.2	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
10.3	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C. dated as of June 2, 2000.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000. **
10.4	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. **
*10.5	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **

*10.6
Settlement Agreement and Mutual General Release dated as of February 3, 2005 by and between Merisel, Inc., Merisel Americas, Inc. and Timothy Jenson, Tina Wurtz, Craig Wurtz, John Low, D&H Services, LLC and TDH Enterprises, LLC.

Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
*10.7	Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and Kenneth Wasserman.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
*10.8	Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and John Sheehan.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.9	Credit Agreement dated as of March 1, 2005 by and among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., MC24, LLC and Amalgamated Bank.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.10	Pledge Agreement, dated as of March 1, 2005, made among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.11	Security Agreement, dated as of March 1, 2005, made by MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and MC24, LLC, in favor of Amalgamated Bank.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.12	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.13	Credit Agreement dated as of March 1, 2005 by and among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., MCEI, LLC, MCEV, LLC and Amalgamated Bank.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.14	Pledge Agreement, dated as of March 1, 2005, made among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.15
Security Agreement, dated as of March 1, 2005 made by MC24, LLC, Merisel, Inc., Merisel Americas Inc., MCEI, LLC, MCEV, LLC, and each of their Subsidiaries from time to time parties thereto, in favor of Amalgamated Bank.

Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.16	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **

10.17
Amendment No. 1 to Credit Agreement dated as of August 8, 2005 by and among MCRU, Color Edge LLC (formerly known as MCEI, LLC), Color Edge Visual, LLC (formerly known as MCEV, LLC), Comp 24 LLC (formerly known as MC24, LLC), Merisel Americas, Inc. the Company and Amalgamated Bank, entered into in connection with the MCEI/MCEV Credit Agreement.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
*10.18	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**
*10.19	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.**
10.20	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI).	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2006. **
10.21	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV).	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006. **
*10.22	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **
*10.23	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006.**
*10.24	Employment Agreement dated May 1, 2006 between Jon H. Peterson and Merisel, Inc.	Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. **
10.25
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
10.26
Reaffirmation and Confirmation Agreement (Security Documents), dated February 27, 2008, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, in favor of Amalgamated Bank.

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008.**

*10.27	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.28	Amendment No. 2 to Employment Agreement, dated January 18, 2008, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2008

Merisel, Inc.

By: /s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

By: /s/ Jon H. Peterson
Jon H. Peterson
Chief Financial Officer