Form 10-Q
period 2008-11-14
MERISEL INC /DE/
filed 2008-11-14
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 10, 2008, the registrant had 7,795,138 shares of Common Stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.                   Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 30, 2008	December 31, 2007
Current assets:	(Unaudited)
Cash and cash equivalents	$8,594	$15,254
Accounts receivable, net of allowance of $467 and $478, respectively	19,702	17,114
Inventories	3,523	2,014
Prepaid expenses and other current assets	1,431	974
Deferred tax asset, net	1,165	3,078
Total current assets	34,415	38,434

Property and equipment, net	8,078	8,435

Restricted cash	2,973	3,195
Other assets	139	73
Intangible assets, net	5,524	6,708
Trademarks	10,609	10,609
Goodwill	20,398	19,737
Deferred tax asset, net	34,889	31,894

Total assets	$117,025	$119,085

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2008	December 31, 2007
	(Unaudited)
Current liabilities:
Accounts payable	$4,899	$2,229
Accrued liabilities	4,273	6,978
Capital lease obligations, current maturities	147	340
Installment notes, current maturities	500	465
Total current liabilities	9,819	10,012

Note payable, bank	8,630	8,630
Capital lease obligations, less current maturities	-	44
Installment notes, less current maturities	100	410
Other liabilities	699	666
Total liabilities	19,248	19,762

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 283,974 shares issued and outstanding	28,965	27,294
Common stock, $.01 par value, authorized 30,000,000 shares; 8,473,503 and 8,452,723 issued and 7,911,358 and 8,033,943 outstanding, respectively	85	85
Additional paid-in capital	271,220	272,593
Accumulated deficit	(201,300)	(199,775)
Treasury stock at cost, 562,145 and 418,780 shares repurchased, respectively	(1,193)	(874)
Total stockholders’ equity	97,777	99,323

Total liabilities and stockholders’ equity	$117,025	$119,085

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$21,607	$22,919	$63,301	$69,126

Cost of sales	11,942	12,311	35,642	36,992

Gross profit	9,665	10,608	27,659	32,134

Selling, general & administrative expenses	9,359	9,487	30,246	28,075

Operating income (loss)	306	1,121	(2,587)	4,059

Interest expense, net	53	74	78	350

Income (loss) from continuing operations before provision (benefit) for income tax	253	1,047	(2,665)	3,709

Income tax provision (benefit)	109	445	(1,140)	1,584

Income (loss) from continuing operations	144	602	(1,525)	2,125

Income from discontinued operations, net of taxes	-	12	-	143
Net income (loss)	144	614	(1,525)	2,268
Preferred stock dividends	568	524	1,671	1,543
Net income (loss) available to common stockholders	$(424)	$90	$(3,196)	$725

Income (loss) per share (basic and diluted):
Income (loss) from continuing operations available to common stockholders	$(0.05)	$0.01	$(0.41)	$0.07
Income from discontinued operations, net of taxes	0.00	0.00	0.00	0.02
Net income (loss) available to common stockholders	$(0.05)	$0.01	$(0.41)	$0.09
Weighted average number of shares
Basic	7,838	7,791	7,865	7,776
Diluted	7,987	8,030	8,024	8,019

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2008	2007
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,525)	$2,268
Less: income from discontinued operations	-	143
Net income (loss) from continuing operations	(1,525)	2,125
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	298	554
Deferred occupancy costs	33	128
Deferred income taxes	(1,082)	1,188
Depreciation and amortization	3,572	2,992
Changes in operating assets and liabilities:
Accounts receivable	(2,588)	2,724
Inventories	(1,509)	340
Prepaid expenses and other assets	(523)	(131)
Restricted cash	222	511
Accounts payable	2,670	(401)
Accrued liabilities	(2,617)	(1,147)
Net cash provided by (used in) operating activities	(3,049)	8,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(750)	(1,475)
Capital expenditures	(2,030)	(1,838)
Net cash used in investing activities	(2,780)	(3,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(237)	(531)
Bank debt repayments	(275)	(349)
Purchase of treasury stock	(319)	-
Net cash used in financing activities	(831)	(880)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(6,660)	4,690

DISCONTINUED OPERATIONS
Cash provided by discontinued operations	-	1,169
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	1,169

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,660)	5,859

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,254	6,464
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,594	$12,323

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:
	For the Nine Months Ended September 30,
Cash paid during the period for:	2008	2007
Income taxes	$255	$269
Interest expense	455	651
Non-cash investing and financing activities:
Preferred dividends accumulated	1,671	1,543
Reversal of acquisition accruals	89	-

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of September 30, 2008, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

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

4.	Inventories

Inventories consist of the following:
	September 30, 2008	December 31, 2007
Raw materials	$1,594	$1,315
Work in process	1,935	720
Reserve for obsolescence	(6)	(21)
Total inventory, net	$3,523	$2,014

5.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	September 30, 2008	December 31, 2007
Customer relationships	$2,987	$3,170
Non-compete agreements	1,302	1,919
Employee agreements	326	581
Trade know-how	909	1,038
Total	$5,524	$6,708

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

Amortization expense relating to intangible assets was $395 for the three months ended September 30, 2008 and 2007 and $1,184 and $1,210 for the nine months ended September 30, 2008 and 2007, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended September 30,
Amount
2009	$1,566
2010	874
2011	426
2012	412
2013	399
Thereafter	1,847
Total	$5,524

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

Finally, during the third quarter of 2007, the Company accrued an estimate of $311 related to a finalized plan to exit the facilities that housed the operations of Fuel. At that time, the accrual of these exit costs resulted in an increase in goodwill. During the second quarter of 2008, the Company completed the relocation of Fuel. The total costs related to the relocation were $222. The Company made an adjustment to decrease goodwill by $89 to reverse the remaining relocation accrual.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Accrued liabilities:
Compensation and other benefit accruals	$2,883	$4,376
State and local sales taxes and other taxes	209	260
Other accruals	1,181	2,342
Total accrued liabilities	$4,273	$6,978

7.	Income Taxes

At September 30, 2008, the Company had available U.S. Federal net operating loss carryforwards of $247,567 which expire at various dates beginning December 31, 2011. As of September 30, 2008, $29,601 of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code of 1986 as a result of an ownership change.  The restricted net operating loss is subject to an annual limitation of $7,476.  At September 30, 2008, the Company had available California net operating loss carryforwards of $10,897 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2007, based on three years of historical profitability and a forecast of future taxable income, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance to $53,475 and recorded a deferred tax asset in the amount of $34,972 at December 31, 2007.  At September 30, 2008, the deferred tax asset has been increased to $36,054 which is net of the same valuation allowance. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The provision (benefit) for income taxes consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Continuing Operations:
Current
Federal	$(2)	$14	$(2)	$60
State	(74)	59	(56)	336
Total current provision (benefit)	(76)	73	(58)	396

Deferred, net of valuation allowance
Federal	148	362	(754)	1,206
State	37	10	(328)	(18)
Total deferred provision (benefit)	185	372	(1,082)	1,188

Total income tax (benefit) provision	$109	$445	$(1,140)	$1,584

8.	Debt

On February 27, 2008, the Company entered into a three year amendment and extension of the Company’s credit agreement dated March 1, 2005 with Amalgamated Bank. The agreement with Amalgamated extended the $15,500 revolving credit facility (the “Facility”) and the $800 term loan. The Company’s borrowings under the Facility are limited to 85% of its eligible accounts receivable. The Facility and the term loan are secured by the assets of the Company. At September 30, 2008, $8,630 was outstanding on the revolving credit facility and $600 was outstanding on the term loan.

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

On April 17, 2006, the Company was notified that the deed from real property associated with notes receivable had been transferred back to the Company in settlement of the note receivable. This real property was recorded as assets held for sale at December 31, 2006. On March 28, 2007 the Company sold the property for a sale price of $1,192, net of expenses. The Company recorded income from discontinued operations of $143 for the nine months ended September 30, 2007.  This figure consists of the sale price of $1,192, net of cost basis of $914 and taxes of $112 and other expenses of $23.  The Company recorded income of $12 related to refunded professional fess for the three months ended September 30, 2007.

The Company had no income from discontinued operations for the three and nine months ended September 30, 2008.

10.	Commitments and Contingencies
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

On May 30, 2008, ACAS informed Merisel that its first quarter 2008 financial results constituted a “Company Material Adverse Effect,” as defined by the Merger Agreement, and that it reserved its right to terminate the Merger Agreement.  In June 2008, each party notified the other party that it was terminating the Merger Agreement.

Merisel believes that all of the representations in the Merger Agreement were accurate and complete at the time made, that it performed all of its obligations under the Merger Agreement, that, as of the date of the scheduled closing, it would have satisfied all of the Merger Agreement’s closing conditions, and that, accordingly, it is entitled to a $3,500 reverse termination fee provided for in the Merger Agreement.

On June 23, 2008, Merisel filed a lawsuit in the Delaware Court of Chancery against ACAS (Case No. CA3845-VCN) to recover the $3,500 reverse termination fee. In its Complaint, Merisel asserts five counts against ACAS:  Count I for declaratory relief, seeking a declaration that Merisel validly terminated the Merger Agreement and is entitled to the reverse termination fee; Count II for breach of contract for ACAS’ wrongful termination of the Merger Agreement; Count III for breach of contract for ACAS’ failure to fulfill the terms of the Merger Agreement and consummate the merger; and Counts IV and V for breach of contract for ACAS’ breach of specific terms in the Merger Agreement.

On August 12, 2008, ACAS filed an “Answer, Separate Defenses and Counterclaims” in response to Merisel’s Complaint.

In its Separate Defenses, ACAS alleges that Merisel breached several provisions in the Merger Agreement, including a provision providing ACAS with access to Merisel’s books and records and a provision pertaining to Merisel’s warranties and representations in the Merger Agreement.  ACAS alleges that, as a result of these breaches, as well as the occurrence of a Company Material Adverse Effect, ACAS is entitled to terminate the Merger Agreement and that it is not, therefore, liable to Merisel for the reverse termination fee.

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

On August 20, 2008, ACAS filed an “Amended Answer, Separate Defenses and Counterclaims.”  In its Amended Separate Defenses, ACAS alleges that Merisel’s earnings for the second quarter of 2008 confirm the occurrence of a Company Material Adverse Effect.

On September 4, 2008 Merisel filed a “Reply to Counterclaims,” in which it alleges that ACAS’ claims are barred because Merisel fully performed under the terms of the Commitment and Merger Agreements.

The parties are currently engaged in discovery.

11.	Stock-Based Compensation

Stock Option Grants

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “Stock Award and Incentive Plan”). At September 30, 2008, 25,507 shares were available for grant under the Stock Award and Incentive Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair value of the Company's Common Stock at the date of grant.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

As of September 30, 2008, 300,000 options remain outstanding under the Stock Award and Incentive Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at September 30, 2008	300,000	$8.33
Options exercisable at September 30, 2008	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	at 9/30/08	In Years	Price	at 9/30/08	Price

$5.00	100,000	7	$5.00	100,000	$5.00
$8.00	100,000	7	$8.00	100,000	$8.00
$12.00	100,000	7	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$ 8.33	300,000	$ 8.33

As of September 30, 2008, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at September 30, 2008.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The stock compensation charge resulted in an expense of approximately $50 and $150 in selling, general, and administrative expenses during the three and nine months ended September 30, 2007, respectively. There was no corresponding expense for the three and nine months ended September 30, 2008. As of September 30, 2008, there was no unrecognized compensation costs related to stock-based employee compensation expense.

Restricted Stock Grants

In November 2004, the Company awarded 150,000 shares of restricted stock to its Chief Executive Officer under the Stock Award and Incentive Plan, which were issued in September 2005.  Compensation expense, measured by the fair value of the restricted stock at the grant date, is being recorded over the related three-year vesting period starting in November 2004.  Compensation expense was $43 and $129 for the three and nine months ended September 30, 2007, respectively. There was no expense for the three and nine months ended September 30, 2008.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related one-year vesting period starting in May 2006. Compensation expense was $0 and $18 for the three and nine months ended September 30, 2007, respectively. There was no expense for the three and nine months ended September 30, 2008.

On December 13, 2006, the Company awarded 20,990 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related one-year vesting period ending in May 2007. Compensation expense was $0 and $58 for the three and nine months ended September 30, 2007, respectively. There was no expense for the three and nine months ended September 30, 2008.

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $54 and $55 for the three months ended September 30, 2008 and 2007, respectively and $161 and $174 for the nine months ended September 30, 2008 and 2007, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related vesting period starting in August 2007. Compensation expense was $0 and $25 for the three months ended September 30, 2008 and 2007, respectively and $63 and $25 for the nine months ended September 30, 2008 and 2007, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one-year vesting period starting in December 2007. Compensation expense was $20 and $58 for the three and nine months ended September 30, 2008.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the Stock Award and Incentive Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period. Compensation expense was $5 and $16 for the three and nine months ended September 30, 2008, respectively.

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2008, and changes during the six months ended September 30, 2008 is as follows:
	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	173,959	$4.00
Granted	-	N/A
Vested	(26,345)	5.18
Cancelled	-	N/A
Nonvested shares at September 30, 2008	147,614	$3.79

As of September 30, 2008, there was $314 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1 year.

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

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of September 30, 2008, the Company had repurchased 568,115 shares, for an aggregate cost of $1,205; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets.  The Company repurchased 143,365 shares for an aggregated cost of $319 during the three and nine months ended September 30, 2008.

13.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps.  The term of the lease is 5 years with a rental rate of $9 per month.  Rental expense was $27 and $81 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or in per share data)

The Company reported a net loss available to common shareholders of ($424) or ($0.05) and ($3,196) or ($0.41) per share for the three and nine months ended September 30, 2008, respectively, as compared to net income of $90 or $0.01 per share and $725 or $0.09 for the three and nine months ended September 30, 2007, respectively.  There was no income from discontinued operations for the three and nine months ended September 30, 2008.  This compares to income of $12 or $0.00 per share and $143 or $0.02 per share from discontinued operations for the three and nine months ended September 30, 2007, respectively.

Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007

Net Sales - Net sales were $21,607 for the three months ended September 30, 2008 compared to $22,919 for the three months ended September 30, 2007. The decrease of $1,312 or 5.7% was due to weakening demand for our client services due to softer economic conditions throughout the United States.

Gross Profit – Total gross profit was $9,665 for the three months ended September 30, 2008 compared to $10,608 for the three months ended September 30, 2007. The decrease in total gross profit of $943 or 8.9% was primarily due to the 5.7% decline in net sales. Gross margin percentage decreased to 44.7% for the three months ended September 30, 2008 from 46.3% for the three months ended September 30, 2007. This decrease resulted from lower sales (down 5.7%) coupled with higher percentage (of sales) costs for outside purchases, delivery and shipping costs, and depreciation on production equipment. Actual production labor in the current quarter was below the year ago quarter by $1,017.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $9,359 for the three months ended September 30, 2008 from $9,487 for the three months ended September 30, 2007. The decrease of $128 or 1.3% was due primarily to decreases in sales salaries and commission expense of $206 partially offset by an increase in depreciation/amortization expense of $99. Total Selling, General and Administrative expenses as a percentage of sales increased to 43.3% for the three months ended September 30, 2008 compared to 41.4% for the three months ended September 30, 2007.

Interest Expense, Net - Interest expense decreased to $53 in the three months ended September 30, 2008 from $74 in the three months ended September 30, 2007. The decrease was due to a $91 reduction in interest expense resulting from lower installment note balances offset by a decrease in interest income of $70 due to lower balances in short-term interest-bearing investments classified as cash.

Income Taxes – The Company recorded income tax expense of $109 for the three months ended September 30, 2008 compared to a provision of $445 for the three months ended September 30, 2007. Income tax expense in the current quarter is recorded at an effective tax rate of 43.1%, which compares to a 42.5% tax rate in the third quarter of 2007.

Discontinued Operations – The Company did not have income from discontinued operations during the three months ended September 30, 2008. Income from discontinued operations for the three months ended September 30, 2007 was $12 related to a refund of professional fees.

Net Income - As a result of the above items, the Company had net income of $144 for the three months ended September 30, 2008 compared to income of $614 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 as Compared to the Nine Months Ended September 30, 2007

Net Sales - Net sales were $63,301 for the nine months ended September 30, 2008 compared to $69,126 for the nine months ended September 30, 2007.  The decrease of $5,825 or 8.4% was due to continued weakening demand for our client services due to softer economic conditions throughout the United States.

Gross Profit – Total gross profit was $27,659 for the nine months ended September 30, 2008 compared to $32,134 for the nine months ended September 30, 2007.  The decrease in total gross profit of $4,475 or 13.9% was primarily due to the 8.4% decline in net sales.  Gross margin percentage decreased to 43.7% for the nine months ended September 30, 2008 from 46.5% for the nine months ended September 30, 2007.  This decrease resulted from lower sales (down 8.4%) coupled with higher percentage (of sales) costs for outside purchases, delivery and shipping costs, and depreciation on production equipment. Actual production labor and raw material costs for the nine months ended September 30, 2008 was below the same period last year by 150 basis points.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $30,246 for the nine months ended September 30, 2008 from $28,075 for the nine months ended September 30, 2007.  The increase of $2,171 or 7.7% was due to $1,266 of legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement with ACAS with the balance of the increase attributable to higher expenses for professional fees of $284, bad debts of $395, and depreciation/amortization of $347.  Total Selling, General and Administrative expenses as a percentage of sales increased to 47.8% for the nine months ended September 30, 2008 compared to 40.6% for the nine months ended September 30, 2007.

Interest Expense, Net - Interest expense decreased to $78 in the nine months ended September 30, 2008 from $350 in the nine months ended September 30, 2007.  The decrease was due to a $242 reduction in interest expense resulting from lower installment note balances coupled with a $30 increase in interest income due to higher balances in short-term interest-bearing investments classified as cash.

Income Taxes – The Company recorded an income tax benefit of $1,140 for the nine months ended September 30, 2008 compared to a provision of $1,584 for the nine months ended September 30, 2007. Income tax expense for both periods is recorded at an effective tax rate of 42.8%.

Discontinued Operations – The Company did not have income from discontinued operations during the nine months ended September 30, 2008. Income from discontinued operations for the nine months ended September 30, 2007 was $143 related to the sale of real property for a sales price of $1,192 net of cost basis of $914 and taxes and other expenses of $135.

Net Income - As a result of the above items, the Company had net loss of $1,525 for the nine months ended September 30, 2008 compared to income of $2,268 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $3,049 during the nine months ended September 30, 2008.  The primary uses of cash were increases of $2,588 in accounts receivable and $1,509 in inventory.

Net cash provided by operating activities was $8,883 during the nine months ended September 30, 2007. The primary sources of cash were net income from continuing operations of $2,125 increased by depreciation and amortization expense of $2,992, a decrease in deferred taxes of $1,188, and a decrease of $2,724 in accounts receivables

For the nine months ended September 30, 2008, net cash used in investing activities was $2,780 which consisted of $750 used for acquisition related expenditures and $2,030 used for capital expenditures.

For the nine months ended September 30, 2007, net cash used in investing activities was $3,313, which included $1,475 used for acquisition-related expenditures including payouts made in accordance with the asset purchase agreement of $420, $400, and $625 to the former owners of Crush, AdProps, and Fuel, respectively and professional fees of $30.  Additionally, $1,838 was used for capital expenditures.

For the nine months ended September 30, 2008 and 2007, net cash used in financing activities was $831 and $880, respectively, of which $512 and $880 related to repayments of installment notes and capital lease payments, respectively. Additionally the Company used $319 to repurchase treasury stock during the nine months ended September 30, 2008.

For the nine months ended September 30, 2007, net cash provided by discontinued operations was $1,169, related to the sale of the Company’s right to an unsecured claim resulting in proceeds of $1,192, net of other expenses of $23.

Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 62.1% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and accrue from the original stock issue date, irrespective of whether dividends are declared by the Board of Directors.  Cumulative accrued dividends were $13,965 and $12,294 at September 30, 2008 and December 31, 2007, respectively.  At the option of the holder, the Convertible Preferred is convertible into the Company’s Common Stock at a conversion price of $17.50 per share.  At the Company’s option, the Convertible Preferred can be converted into the Company’s Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  Beginning on September 30, 2003, the Company could, at its option, redeem outstanding shares of the Convertible Preferred at $105 per share initially, and at $100 per share on or after September 30, 2008, in both instances, with accrued, unpaid dividends.  In the event of a defined “change of control,” the holder of the Convertible Preferred has the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  As of September 30, 2008, no Convertible Preferred has been redeemed.

The Company entered into two Credit Agreements dated March 1, 2005 (as amended by Amendment No. 1 dated August 8, 2005) with Amalgamated Bank (the “Lender”).  Under these agreements, the Company had term loans and a revolving line of credit, under which the Company’s Color Edge, Color Edge Visual, Crush, and Comp24 subsidiaries are the borrowers (the “Borrowers”). On February 27, 2008, the Company entered into an amendment and extension (the “Amendment”) of these Credit Agreements (the “Facility”).  As amended, the Facility consists of a $15,500 revolving credit facility (the “revolver”) and an $800 term loan (the “term loan”). The Amendment extends the Facility through February 26, 2011. The term loan requires scheduled principal repayments of $100 per quarter due on each March 31, June 30, September 30 and December 31 between March 31, 2008 and December 31, 2009.  The revolver requires that all principal be repaid in full on or before February 26, 2011. As of September 30, 2008, the outstanding balance on the term loan was $600 and the outstanding balance on the revolver was $8,630.

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

As of September 30, 2008, the Company has $8,630 outstanding debt at variable interest rates. As of September 30, 2008, the Company has available borrowing capacity under its revolver.

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

The following table summarizes the Company’s contractual obligations at September 30, 2008.

(in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	9,230	500	8,730	-	-
Capital Lease Obligations	147	147	-	-	-
Operating Lease Obligations	18,559	3,929	8,161	4,634	1,835
Total	27,936	4,576	16,891	4,634	1,835

The amounts included in long-term debt obligations and capital lease obligations for revolving credit agreements only include principal.  Interest expense is estimated to be $1,000 over the next three years.

According to the asset purchase agreements for the acquisitions of Crush, AdProps and Fuel, the Company has contingent payables related to additional cash payouts to be earned on an annual basis over a specified period, provided the acquired entities’ EBITDA exceed certain agreed-upon thresholds. These contingent payables have not been reserved for in the Company’s financial statements.  If these contingencies are satisfied, payments of these payables are estimated to be $1,866 over the next three years.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2008, the Company had cash investments of $7,673 held in overnight, interest-bearing accounts invested through high-credit quality financial institutions. Additionally, the Company had cash balances of $921 maintained in various checking and escrow accounts at September 30, 2008. The Company had outstanding long-term debt of approximately $8,730 with variable interest rates and no foreign currency risk.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2008.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

On June 23, 2008, Merisel filed a Verified Complaint against ACAS in the Chancery Court for the State of Delaware (Case No. CA3845-VCN).  In its Complaint, Merisel asserts five counts against ACAS:  Count I for declaratory relief, seeking a declaration that Merisel validly terminated the Merger Agreement and is entitled to the reverse termination fee; Count II for breach of contract for ACAS’ wrongful termination of the Merger Agreement; Count III for breach of contract for ACAS’ failure to fulfill the terms of the Merger Agreement and consummate the merger transaction; and Counts IV and V for breach of contract for ACAS’ breach of specific terms in the Merger Agreement.

 On August 12, 2008, ACAS filed an “Answer, Separate Defenses and Counterclaims” in response to Merisel’s Complaint.

In its Separate Defenses, ACAS alleges that Merisel breached several provisions in the Merger Agreement, including a provision providing ACAS with access to Merisel’s books and records and a provision pertaining to Merisel’s warranties and representations in the Merger Agreement.  ACAS alleges that, as a result of these breaches, as well as the occurrence of a Company Material Adverse Effect, ACAS is entitled to terminate the Merger Agreement and that it is not, therefore, liable to Merisel for the reverse termination fee.

In its Counterclaims, ACAS alleges that it is entitled to damages from Merisel in an unspecified amount to be determined at trial as a result of the termination of the Merger Agreement.

On August 20, 2008, ACAS filed an “Amended Answer, Separate Defenses and Counterclaims.”.  In its Amended Separate Defenses, ACAS alleges that Merisel’s earnings for the second quarter of 2008 confirm the occurrence of a Company Material Adverse Effect.

On September 4, 2008 Merisel filed a “Reply to Counterclaims,” in which it alleges that ACAS’ claims are barred because Merisel fully performed under the terms of the Commitment and Merger Agreements.

The parties are currently engaged in discovery.

Item 2. Purchases of Merisel Equity Securities

(In thousands except per share amounts)

The Company repurchased 143,365 shares of Merisel common stock during the three- and nine-month periods ended September 30, 2008.  Since the inception of the Company’s first share repurchase program in July 2001 and through September 30, 2008, the Company has repurchased $559,179 shares of Merisel common stock.

Share repurchases for the three-month period ended September 30, 2008 were as follows:

Period	Total Number of Shares Purchased (1)(4)	Average Price Paid per Share (2)		Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (3) (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)(4)

July 1-31, 2008	54,030		$2.19	54,030	$3,008
August 1-31, 2008	7,545		$1.70	7,545	2,995
September 1-30, 2008	81,790		$2.29	81,790	2,808
		$

Total	143,365			143,365

(1) All purchases are pursuant to publicly announced programs. From inception through July 23, 2008, all repurchases were open market transactions designed to comply with Rule 10b-18.  On July 23, 2008 the Company publicly announced expansion of its share repurchase program to include privately negotiated transactions.
(2) Average share prices exclude brokerage fees.
(3) The Board has authorized the repurchase of shares of Merisel common stock as follows:

Date Share Repurchase Programs were Publicly Announced	Approximate Dollar Value Authorized to be Repurchased
July 3, 2001	$1,000
September 1, 2004	1,000
August 14, 2006*	2,000

Total dollar value of shares authorized to be repurchased as of September 30, 2008	$4,000

All share repurchase programs are authorized in dollar values of shares as of date of purchase. Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased the full dollar amount of shares authorized for repurchase thereunder.
(4) All transactions are calculated as of September 30, 2008 and for the three-month, nine-month and inception to date periods ending on such date.

*Amended as of July 23, 2008 to include privately negotiated transactions to purchase shares as well as open market transactions.

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

Date:  November 14, 2008

Merisel, Inc.

 By: /s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

                                                                                     By: /s/ Jon H. Peterson
Jon H. Peterson
Chief Financial Officer