Form 10-K
MERISEL INC /DE/
filed 2009-03-31
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

As of June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Bureau was $5,318,754 (3,074,424 shares at a closing price of $1.73).

As of March 30, 2009, the registrant had 7,258,284 shares of Common Stock outstanding.

  ii

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

iii

PART I

Item 1.    Business

Overview - Merisel, Inc. (together, with its subsidiaries, “Merisel” or the “Company”) is a leading supplier of visual communication solutions.

The Company’s imaging business, operating under its New York-based trade names “Color Edge,” “Color Edge Visual” and “Fuel Digital,” and California-based “Crush Creative,” provides graphic solutions, premedia and retouching services and produces large and unusual format digital visuals and graphics, as well as retail and trade show displays.

The Company’s “Comp 24 Group” prototype division, operating primarily out of New York, California and Georgia, creates prototypes and mockups used in a variety of applications, including new product development, market testing and focus groups, for sales samples, as props for print and television advertising, and for samples for use in corporate presentations, point-of-sale displays, and packaging applications.

Merisel is a Delaware corporation formed July 29, 1987, and the successor by merger to Softsel Computer Products, Inc., a California corporation.  The Company changed its name to Merisel in August 1990.  Until August 2004, the Company’s primary businesses were computer hardware distribution (until 2001) and a software licensing solutions business, which ceased operations in August 2004.  On March 1, 2005, the Company relocated its headquarters from California to New York and, through its main operating subsidiary, Merisel Americas, Inc. (“Merisel Americas”), began its current business by acquiring New York- based imaging companies Color Edge, Inc. (“Color Edge”) and Color Edge Visual, Inc. (“Color Edge Visual”), and prototype company Comp 24, LLC (“Comp 24”).  The Company acquired California-based Crush Creative, Inc. (“Crush”) on August 8, 2005; California and Georgia prototype companies Dennis Curtin Studios, Inc. (“Dennis Curtin”) and Advertising Props, Inc. (“AdProps”) in May 2006; and New York-based premedia and retouching company Fuel Digital, Inc. (“Fuel Digital”) on August 1, 2006.  The ongoing business operations of the Company’s subsidiaries are referred to by the above-described names, and (other than AdProps) are currently operated through separate Delaware limited liability companies owned by Americas.

Merisel maintains office and production facilities in New York, New York; Edison, New Jersey; Burbank, California; Atlanta, Georgia; and Portland, Oregon, totaling more than 200,000 square feet.

The Company has omitted or abbreviated certain sections of Form 10-K in compliance with the scaled disclosure rules applicable to “smaller reporting companies.”

Recent Events

On March 28, 2008, the Company entered into a definitive agreement (the “Merger Agreement”) with TU Holdings, Inc. and TU Merger, Inc., both subsidiaries of American Capital Strategies, Ltd.  (collectively, “ACAS”).  Under the Merger Agreement, ACAS agreed to purchase all outstanding common shares of Merisel at $5.75 per share in cash.  The closing of this transaction was scheduled to occur in June 2008.

Merisel notified ACAS by letter dated June 20, 2008 that it was terminating the Merger Agreement and on June 23, 2008, Merisel filed a lawsuit against ACAS in the Chancery Court for the State of Delaware to recover the $3.5 million Reverse Termination Fee provided for by the Merger Agreement. On March 30, 2009, Merisel and ACAS executed a settlement agreement under which ACAS has agreed to pay Merisel the total amount of $2 million and the parties have agreed to dismiss with prejudice their claims against one another.  For further discussion, see “Item 3. Legal Proceedings” on page 8 and “Item 8. Financial Statements and Supplementary Data – 11. Commitments and Contingencies” on page 39 of this annual report.

Imaging Products and Services

The Company provides a full line of sophisticated, state-of-the-art graphic arts consulting and large and unusual format printing  and production services.  It provides design consulting, large format digital photographic graphics, posters, banners and visuals,  inkjet and digital output services, photo finishing, and exhibit and display solutions.  These services are provided in connection with the production of visual communications media used primarily in the design and production of consumer product packaging, advertising products used in retail stores, and large format outdoor and event displays.  In addition to producing large format graphics (signs, banners, posters and larger items) and three dimensional store displays (such as the retail kiosks found in the cosmetics departments of major retailers), the Company  provides various premedia services, such as scanning, type setting, high-resolution file preparation for printing, as well as retouching services for commercial or high art clients.  These services help modify or improve the appearance and functionality of photographic images and original designs used in publishing, advertising or package applications.

The Company also provides services complementary to its primary service lines, including image database management and archiving, workflow management and consulting services, and various related outsourcing and graphic arts consulting services.

In July 2008, the Company introduced a new “EKO” line of graphics products, which utilize recycled and environment friendly poster, banner, display and graphics materials.  The response to Merisel’s new “EKO” product line has been very promising and the Company anticipates that these products will account for a larger share of its graphics production business as clients increase their commitment to environmentally friendly activities.

During 2008, the Company also expanded its services to the Portland, Oregon market, where several major international consumer brands are headquartered, by opening a new sales, premedia and retouching facility in Portland.  It introduced new graphics printing options at an expanded Edison, New Jersey production facility.  It also consolidated its New York City operations to a single multi-floor location.  These expanded and centralized facilities permit the Company to better serve a demanding client base which requires high quality, instant turnaround and the ability to coordinate delivery of sophisticated graphics displays to its clients’ multiple locations across the United States and abroad.

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

Merisel’s Market

Merisel’s target market is large, brand-conscious consumer-oriented companies in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries, which use high-end packaging for their consumer products and sophisticated advertising and promotional applications.  The Company markets target companies directly and through the companies’ advertising agencies, art directors and creative professionals, and converters and printers.

The Company estimates that, with respect to graphic services for packaging for the consumer products industry, the North American market is approximately $2.0 billion and the worldwide market is as high as $6.0 billion.

The Company believes that the number of companies offering these services to the large, multinational consumer-oriented companies that constitute Merisel’s client base in the North American market will decline. The ongoing demand for technological improvements in systems and equipment, the need to hire, train and retain highly-skilled personnel, and clients’ increasing demands that companies offer a spectrum of global services will likely result in attrition and consolidation among such companies.  This is a trend likely to favor Merisel in light of its superior capabilities, resources and scale.

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

•
Initiatives to Increase Penetration to Key Markets and Introduce New Service Lines:  The Company has adopted initiatives to market to “key” players, such as agencies and intermediaries, to new “logos” through a new business acquisition team, and to develop new, complementary services, such as digital asset management, premium retouching and digital media.

•
Geographic Expansion:  The Company’s operations are currently centered in the New York/New Jersey and Los Angeles markets.  With its facilities in Atlanta, and expanded Portland facilities, the Company will look to broaden its geographic footprint to other key United States markets, and to follow key clients into other global markets.

Services

The Company provides comprehensive, high-quality digital-imaging graphic services, including production of conventional, electronic and desktop color separations, electronic production design, film preparation, plate making and press proofs for lithography, flexography and gravure.  The Company also provides digital- and analog-image database archival management, creative design, 3-D imaging, art production, large format printing, production of three dimensional displays and various related outsourcing and graphics-arts consulting services. The Company also provides a series of best practices-driven advisory, implementation and management services, including workflow architecture, print management, color management and printer evaluation.

The Company’s management believes that, to capitalize on market trends, the Company must continue to offer its clients the ability to make numerous changes and enhancements with ever shortening turnaround times.  The Company has, accordingly, focused on improving response time and has continued investing in emerging technologies.

The Company is dedicated to keeping abreast of technological developments in consumer products packaging and visual graphics applications.  The Company is actively involved in evaluating various computer systems and software, and independently pursues the development of software for its operating facilities.  The Company also customizes off-the-shelf products to meet a variety of internal and client requirements.

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

The Company’s 45 experienced sales representatives include a national “new client” group, which presents the Company’s full range of services to prospective “new logo” nationally-based companies, as well as specialized sales representatives who focus on either the imaging or prototypes segments, permitting them to understand clients’ technical needs and articulate Merisel’s capacity to meet those needs.  The Company’s sales staff is further divided on a geographical basis.  The Company also has 39 client service technicians. The salespeople and the client service technicians share responsibility for marketing the Company’s services to existing and prospective clients, thereby fostering long-term institutional client relationships.

The Company has a primarily special-order and special-product business, with products being delivered directly to individual clients, their advertising agencies, converters or printers.  Specialized advertising products produced by the Company are distributed on a case-by-case basis, as specified by the clients.  The Company has no general distribution.

Clients

Merisel serves many of the world’s most prominent and highly regarded brands in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries.  These clients are diversified by size, industry and channel and the Company is not dependent upon a single customer or small group of customers.  The Company has a long-standing relationship with Apple, Inc., which, along with other major customers, is considered to be important to the Company’s operating results.  While during 2008, sales to Apple, Inc. constituted approximately 15% of Company sales on a consolidated basis, over 2,500 clients used Merisel’s services during that year.

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

When it comes to a particular product line, consumer product manufacturers tend to single-source their visual communication solutions to insure continuity in product image.  This has resulted in the Company developing a roster of steady clients in the food and beverage, health and beauty, retail clothing, entertainment and home care industries.  In fact, Merisel’s clients have demonstrated a high degree of loyalty.

Competition

Merisel believes that the highly-fragmented North American visual communication solutions industry has over 1,000 market participants.  Merisel is one among a small number of companies in the independent color separator/graphic services provider segment of the industry that has annual revenues exceeding $20 million.

Merisel competes with other independent color separators, converters and printers with graphic service capabilities. The Company believes that approximately half of its target market is served by converters and printers, and half of its target market is served by independent color separators. The Company also competes on a limited basis with clients, such as advertising agencies and trade-show exhibitors, who produce products in-house.

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

Purchasing and Raw Materials

The Company purchases, among other items, photographic film and chemicals, storage media, ink, and plate materials.  It also purchases a large variety of cardboard, vinyl and other materials which it uses to produce large format graphics, including new and environmentally friendly vinyls, metals and cardboards. These items are available from a number of producers, are purchased from a number of sources, and are purchased on a consignment basis.  Historically, the Company has been able to negotiate significant volume discounts from its major suppliers.

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

Employees

As of March 30, 2009, Merisel had approximately 386 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.  None of the employees are represented by unions and Merisel believes that it has good relations with its employees.

Backlog

The Company does not retain backlog figures, since projects or orders are usually in and out of the Company’s facilities within a relatively short time period.

Seasonality and Cyclicality

The Company’s digital imaging solutions business for the consumer product packaging graphic market is not currently seasonal.  As the demand for new products increases, traditional cycles related to timing of major brand redesign activity, previously three or four years, have become much shorter.

Some seasonality exists with respect to the in-store display and advertising markets.  Advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January, so December and January are typically the slowest months of the year in this market.  Like the consumer economy, advertising spending is generally cyclical. When consumer spending and GDP decrease, the number of advertisement pages, and the Company’s advertising business, decline.

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

Item 1A.  Risk Factors

Omitted pursuant to smaller reporting company requirements.

Item 1B.  Unresolved Staff Comments

None

Item 2.    Properties.

The Company’s headquarters and primary production facility are located in New York, New York, where the Company leases a 106,000 square-foot multi-story facility.  The Company currently leases the following offices and operating facilities:

Location	Square Feet (approx.)	Owned Leased	Purpose	Lease Expiration Date	Division
New York, NY	25,000	Leased	General Offices, Operating Facility	December 2011	Corporate
New York, NY	81,000	Leased	General Offices, Operating Facility	April 2014	Corporate
Edison, NJ	25,000	Leased	Operating Facility	September 2009	Color Edge Visual
Burbank, CA	65,000	Leased	General Offices, Operating Facility	July 2011	Crush Creative/ Dennis Curtin Studios
Burbank, CA	10,000	Leased	General Offices, Operating Facility	July 2011	Crush Creative
Atlanta, GA	20,000	Leased	General Offices, Operating Facility	May 2011	AdProps
Portland, OR	4,370	Leased	General Offices, Operating Facility	May 2013	Merisel

Item 3.  Legal Proceedings

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Color Edge Visual, and its sales employee, Edwin Sturmer.  The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while employed by Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment.  The plaintiffs seek compensatory and punitive damages totaling $5 million.  The defendants have answered the complaint, asserting various affirmative defenses and denying liability, and the parties have engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  Merisel is currently determining how to proceed with the state-court case in light of ImageKing’s bankruptcy filing, although there have been no developments in this case since that filing.

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

On August 12, 2008, ACAS filed an “Answer, Separate Defenses and Counterclaims” in response to Merisel’s Complaint.  In its Separate Defenses, ACAS alleges that Merisel breached several provisions of the Merger Agreement, including a provision providing ACAS with access to Merisel’s books and records and a provision pertaining to Merisel’s warranties and representations in the Merger Agreement.  ACAS alleges that, as a result of these breaches, as well as the occurrence of a Company Material Adverse Effect, ACAS is entitled to terminate the Merger Agreement and that it is not, therefore, liable to Merisel for the Reverse Termination Fee.

In its Counterclaim, ACAS alleges that, as a result of the termination of the Merger Agreement, it is entitled to receive from Merisel damages in an unspecified amount that will be determined at trial.

On August 20, 2008, ACAS filed an “Amended Answer, Separate Defenses and Counterclaims.” In its amended Separate Defenses, ACAS alleges that Merisel’s earnings for the second quarter of 2008 confirm the occurrence of a Company Material Adverse Effect.

On September 4, 2008 Merisel filed a “Reply to Counterclaims,” in which it alleges that ACAS’ claims are barred because Merisel fully performed under the terms of the Merger Agreement.

On March 30, 2009, Merisel and ACAS participated in a mediation before the Honorable Stephen P. Lamb of the Court of Chancery.  On that same date, the parties executed a settlement agreement under which ACAS has agreed to pay Merisel the total amount of $2 million and the parties have agreed to dismiss with prejudice their claims against one another.

In connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel Digital dated October 4, 2006 (the "APA"), Merisel informed Fuel Digital and its former shareholders (collectively, the “Sellers”) in November 2008 that Fuel Digital’s continuing business had not met performance criteria which would entitle the Sellers to an earnout payment for the one-year period ended September 30, 2008.  On December 16, 2008, Merisel received, as required by the APA, a timely Notice of Disagreement from the Sellers contesting Merisel's calculations.  The parties are currently engaged in discussions to resolve this dispute.  If the parties are unable to independently resolve this dispute, they will initiate binding arbitration through a third-party accounting firm (the "Arbitration Firm"), as provided for in the APA.  If the Arbitration Firm finds that Fuel Digital has met the relevant performance criteria, the Sellers will be entitled to a $416,666 payment.

In February 2004, the Company was served with an adversary complaint in connection with a bankruptcy proceeding, In re: Bridge Information Systems, Inc., Case No. 01-41593, pending in the United States Bankruptcy Court for the Eastern District of Missouri, Eastern Division. The adversary complaint was captioned Scott P. Peltz, Chapter 11 Plan Administrator v. Merisel Americas, Inc. and MOCA, Case No. 01-41593-293 and alleged that Merisel Americas, Inc. and MOCA (Merisel Open Computing Alliance), a former Company subsidiary, received preferential transfers from the Chapter 11 Debtors.  Arrow Electronics, Inc., the company that bought MOCA, agreed to indemnify the Company with respect to any liability imposed in connection with this litigation.  Arrow has resolved this matter and paid all necessary amounts, including legal expenses incurred in connection with this matter.

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

Item 4.    Submission of Matters to a Vote of Security Holders

a)	The Company held its 2008 annual meeting of stockholders on December 3, 2008.

b)	Each of Edward A. Grant, Ronald P. Badie, Albert J. Fitzgibbons III, Bradley J. Hoecker, Lawrence J. Schoenberg and Donald R. Uzzi were elected as directors for a new one-year term.

c)	The following matters were submitted to a vote of security holders at the annual meeting:

1.	Election of nominees as directors to the Board of Directors. The nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld
Ronald P. Badie	7,426,006	195,183
Albert J. Fitzgibbons III	7,249,985	371,204
Edward A. Grant	7,446,341	174,848
Bradley J. Hoecker	7,250,305	370,884
Lawrence J. Schoenberg	7,445,963	175,226
Donald R. Uzzi	7,269,252	351,937

2.
The stockholders voted upon and approved a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for 2008.  The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
7,609,886	7,172	4,091	-

3.	The stockholders voted upon and approved a proposal to adopt the Company’s 2008 Stock Award and Incentive Plan. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
5,736,869	298,575	63,441	1,522,304

d)	Proxies were solicited only by the Company.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

The Company's common stock trades on the National Quotation Bureau (commonly known as the “Pink Sheets”) under the symbol “MSEL.PK”.  The following table sets forth, for the period indicated, the quarterly high and low per share sales prices for the common stock.

Fiscal Year 2007	High	Low	Fiscal Year 2008	High	Low
First quarter	$3 3/4	$3 9/16	First quarter	$5 1/2	$1 81/100
Second quarter	6 1/2	3 5/8	Second quarter	5 13/20	1 73/100
Third quarter	5 1/4	3 13/16	Third quarter	1 41/50	1 7/25
Fourth quarter	4 1/5	2 15/16	Fourth quarter	1 11/20	13/20

As of March 30, 2009, there were 645 record holders of the Company’s common stock.  This number does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers.

Merisel has never declared or paid dividends on its common stock.  Merisel anticipates that it will retain its earnings in the foreseeable future to finance the expansion of its business and, therefore, does not anticipate paying dividends on the common stock.  In addition, the Company’s credit facility contains restrictions on the ability of the Company to pay cash dividends.

For information pertaining to the Company’s equity compensation, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 56 of this annual report.

Purchase of Merisel Equity Securities

The Company repurchased 669,401 shares of Merisel common stock during the year ended December 31, 2008.  Since the inception of the Company’s first share repurchase program in July 2001 and through December 31, 2008, the Company has repurchased 1,088,181 shares of Merisel common stock.

Share repurchases for the quarter ended December 31, 2008 were as follows:

(in thousands except shares and per share amounts)

Period	Total Number of Shares Purchased(1) (4)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(3) (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)(4)

October 1-31, 2008	88,821	$1.79	88,821	$ 2,649
November 1-30, 2008	98,940	$1.58	98,940	$ 2,493
December 1-31, 2008	338,275	$.86	338,275	$ 2,203

Total	526,036		526,036

(1) All purchases are pursuant to publicly announced programs.  From inception through July 23, 2008, all repurchases were open market transactions designed to comply with Rule 10b-18.  On July 23, 2008 the Company publicly announced expansion of its share repurchase program to include privately negotiated transactions.
(2) Average share prices exclude brokerage fees.
(3) The Board has authorized the repurchase of shares of Merisel common stock as follows:

Date Share Repurchase Programs were Publicly Announced	Approximate Dollar Value Authorized to be Repurchased
July 3, 2001*	$1,000
September 1, 2004*	1,000
August 14, 2006*	2,000

Total dollar value of shares authorized to be repurchased as of December 31, 2008	$4,000

All share repurchase programs are authorized in dollar values of shares as of date of purchase. Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased the full dollar amount of shares authorized for repurchase thereunder.

(4) All transactions are calculated as of December 31, 2008.

*The Company’s July 3, 2001 and September 1, 2004 Share Repurchase Plans have not been formally terminated by the Board of Directors; however, these programs have been inactive since August 14, 2006 and are not currently utilized.  The Company’s August 14, 2006 Share Repurchase Program was amended as of July 23, 2008 to include privately negotiated transactions to purchase shares as well as open market transactions.

Item 6.    Selected Financial Data

Omitted pursuant to smaller reporting company requirements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

All amounts are stated in thousands except per share amounts.

For an understanding of the significant factors that influenced the Company’s performance during the past three years, the following discussion and analysis should be read in conjunction with  the consolidated financial statements and the related notes included elsewhere in this report.

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

Introduction

The Company is currently a leading supplier of visual communications solutions.  Founded in 1980 as Softsel Computer Products, Inc., a California corporation, the Company re-incorporated in Delaware in 1987 under the same name.  In 1990, the Company changed its name to Merisel, Inc. in connection with the acquisition of Microamerica, Inc.  The Company operated as a full-line international computer distributor until December 2000.  Merisel’s only business from July 2001 through August 2004 was its software licensing business, which was sold in August 2004.  See discussion below for further information.

The Company had no operations from August 2004 until March 1, 2005 when the Color Edge, Color Edge Visual, and the Comp 24 (each as defined below) acquisitions were consummated.  The Company added to its current businesses with the acquisitions of Crush in August 2005, Dennis Curtin Studios and Advertising Props in May 2006, and Fuel Digital in October 2006 (the “Acquisitions”). These Acquisitions are described below. The Company conducts its operations through its main operating subsidiary, Merisel Americas.

Key Events

Effective March 1, 2005, the Company acquired substantially all of the operating assets of each of Color Edge, Inc., Color Edge Visual, Inc. ("Color Edge Visual"), and its wholly-owned subsidiary, Photobition New York, Inc. (collectively “Color Edge”), a New York-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. The purchase price for these two companies of $19,835 consisted of $20,498 paid in cash at closing and $1,689 of acquisition-related professional fees, adjusted for purchase price adjustments of $2,352 related primarily to the return of escrow funds during the third quarter of 2005. The asset purchase agreement provided for contingent payments if EBITDA exceeds certain agreed upon thresholds over a three-year period commencing March 1, 2005. As of December 31, 2008, none of the EBITDA thresholds had been reached and the contingency period had expired.

Effective March 1, 2005, the Company also acquired substantially all of the assets of Comp 24, LLC ("Comp 24"). Comp 24 is a New York-based commercial prototype company that provides consumer products companies with prototypes, samples, props and color corrected packaging and end-to-end services. The purchase price of $11,812 consisted of $10,884 paid in cash at closing and $1,091 of acquisition related professional fees, adjusted for purchase price adjustments of $163 related primarily to the return of escrow funds during the third quarter of 2005. The asset purchase agreement provides for contingent payments provided EBITDA exceeds certain agreed upon thresholds over a three-year period commencing March 1, 2005.  As of December 31, 2008, none of the EBITDA thresholds had been reached and the contingency period had expired.

Effective August 8, 2005, the Company acquired substantially all of the assets of Crush Creative Inc. (“Crush”), a California-based commercial graphic communication and imaging company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. The purchase price of $8,272 consisted of $6,991 paid in cash at closing and $563 of acquisition-related professional fees, adjusted for total contingent payments of $1,468, of which $298 was made during the second quarter of 2006, $420 was made during the second quarter of 2007, and $750 was made during the second quarter of 2008.  The asset purchase agreement provided for contingent payments of up to approximately $2,500 in cash, provided EBITDA, net of excess capital expenditures, exceeds certain agreed upon thresholds over a five-year period commencing January 1, 2005.

Effective May 5, 2006, the Company acquired substantially all of the assets of Dennis Curtin Studios, Inc. (“DCS”), a Los Angeles-based commercial prototype companies providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. The purchase price of $947 consisted of $918 in cash of which $750 was paid at closing, $58 within 60 days of closing, $110 paid during the second quarter of 2008 in full settlement of all remaining payments and $29 of acquisition-related professional fees.

Effective May 10, 2006, the Company acquired all of the stock of Advertising Props, Inc. (“AdProps”), an Atlanta-based commercial prototype companies providing consumer products companies and advertising agencies with prototypes, sales samples, props and color corrected T.V. packaging. It also provides clients with other end-to-end complementary services for file editing, film separation, printing, airbrushing, dye cutting, foil stamping, embossing and lamination. The purchase price of $2,485 consisted of $1,980 paid in cash at closing and $105 of acquisition related professional fees adjusted for a contingent payment of $400 made during the second quarter of 2007.  As of December 31, 2008, no other EBITDA thresholds had been reached and the contingency period had expired.

Effective October 1, 2006, the Company acquired substantially all of the assets of Fuel Digital, Inc (“Fuel”), a New York-based communication solutions company that provides digital retouching services, large format digital photographic output, inkjet and digital printing services, photo-finishing and exhibits and display solutions. The purchase price of $8,198 consisted of $5,934 paid in cash at closing and $551 of acquisition-related professional fees adjusted for $938 related to a holdback amount held in escrow on the purchase price released to the former shareholders during 2007, $417 related to contingent payments made in the fourth quarter of 2007, and $222 of relocation costs.  The asset purchase agreement provides for contingent payments of up to approximately $1,250 in cash, provided EBITDA exceeds certain agreed upon thresholds over a three-year period commencing October 1, 2006, of which $417 has been paid.

All of the acquired businesses operate as a single reportable segment in the graphic imaging industry, and the Company is subject to the risks inherent in that industry.

Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation allowances for deferred tax assets, stock based compensation, allowance for doubtful accounts and allocation of purchase price and estimate of useful life.

Accounts Receivable and Allowance for Doubtful Accounts – The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value, less an allowance for doubtful accounts.  The allowance for doubtful accounts is determined based on the evaluation of the aging of accounts receivable and a case-by-case analysis of high-risk customers.  Reserves contemplate historical loss rate on receivables, specific customer situations and the general economic environment in which the Company operates. Historically, actual results in these areas have not been materially different than our estimates, and the Company does not anticipate that our estimates and assumptions are likely to materially change in the future. However, if unexpected events occur, our results of operations could be materially affected.

Unbilled Accounts Receivable – Accounts receivable included approximately $1,628 and $2,317 of unbilled receivables at December 31, 2007 and 2008, respectively.  These receivables are a normal part of the Company’s operations, as some receivables are normally invoiced in the month following shipment and completion of the billing process.

Goodwill and Other Intangible Assets – The Company, which has four reporting units, follows the provisions of SFAS No 142 (“SFAS No. 142”).  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of the Company’s reporting units below their carrying amount. Goodwill is required to be tested for impairment at least annually. The Company uses a measurement date of December 31. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, the Company will perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value for the goodwill impairment valuation are primarily determined using discounted cash flows. The trademark impairment valuation is primarily determined using the relief from royalty method. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. The Company’s reporting units are its operating segments. Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. As a result of our annual impairment analysis, the Company recorded a non-cash goodwill impairment charge in the amount of $6,750. (See  Note 4).

The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

As of December 31, 2008, the Company’s testing date, the Company’s market capitalization was approximately $5,613, which is substantially lower than the Company’s estimated combined fair values of its four reporting units. The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value, which included the quantification of a controlling interest premium. The Company has $29,544, inclusive of accrued dividends, of convertible preferred stock at the corporate level that is not allocated to the operating units. This stock was issued in 2000 and was raised for corporate strategic alternatives and not to fund operations. The Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, as support for the explanation of the significant difference between the estimated fair value of the Company’s reporting units and its market capitalization:

•  The Company’s stock is thinly traded;
•  The decline in the Company’s stock price during 2008 is not correlated to a change in the overall operating performance of the Company; and
•  Previously unseen pressures are in place given the global financial and economic crisis.

Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (26% as of December 31, 2008 and 31% as of December 31, 2007) of our total assets. Goodwill and identifiable intangible assets, net, at December 31, 2008 were approximately $13,649 and $15,738, respectively. Goodwill and identifiable intangible assets, net, at December 31, 2007 were approximately $19,737 and approximately $17,317, respectively.

Any further decline in the estimated fair value could result in additional impairments.  For illustrative purposes only, had the fair value of the impaired reporting unit been lower by 10% as of December 31, 2008, we would have recorded an additional impairment of approximately $1,450. A decline in the estimated fair value of the non-impaired reporting units of 10% as of December 31, 2008 would not have resulted in goodwill impairment.

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

Income Taxes—Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Currently, the Company has a net deferred tax asset of $39,936, net of a valuation allowance of $53,589. If, in the future the Company determines that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made. The Company assesses our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

New Accounting Pronouncements

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not believe there will be a material impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2008 and December 31, 2007

Net Sales - Net sales were $84,178 for the year ended December 31, 2008 compared to $93,181 for the year ended December 31 2007.  The decrease of $9,003 or 9.7% was due to continued weakening demand for our client services due to softer economic conditions throughout the United States and specifically in our retail channel.

Gross Profit – Total gross profit was $36,028 for the year ended December 31, 2008 compared to $43,890 for the year ended December 31, 2007.  The decrease in total gross profit of $7,862 or 17.9% was due to the 9.7% decline in net sales and a 430 basis point reduction in gross profit margin.  Gross margin percentage decreased to 42.8% for the year ended December 31, 2008 from 47.1% for the year ended December 31, 2007.  This decrease resulted from higher (percentage of sales) costs for raw materials, outside purchases, delivery and shipping expenses, and depreciation on production equipment. Actual production labor costs for the year ended December 31, 2008 were the same percentage of sales as compared to the same period last year.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $40,475 for the year ended December 31, 2008 from $38,316 for the year ended December 31, 2007.  The increase of $2,159 or 5.6% was due to $538 of incremental legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement with ACAS with the balance of the increase attributable to higher expenses for professional fees $684, a decrease in bad debt benefit $208 as a result of a reduction in the bad debt reserve, and an increase in depreciation/amortization $497.  Total Selling, General and Administrative expenses as a percentage of sales increased to 48.1% for the year ended December 31, 2008 compared to 41.1% for the year ended December 31, 2007.

Goodwill Impairment - For the year ended December 31, 2008, we recorded goodwill impairment in the amount of $6,750. The impairment is primarily attributable to weaker than expected financial performance in one of the Company’s reporting units resulting in lower projected cash flows utilized in the discounted cash flow analysis.

Interest Expense - Interest expense for the Company decreased by $345 or 40.2% from $859 for the year ended December 31, 2007 to $514 for the year ended December 31, 2008.  The change primarily reflects decreased loan balances from principal payments on capital leases and installment notes.

Interest Income - Interest income for the Company decreased by $88 or 18.6% from $473 for the year ended December 31, 2007 to $385 for the year ended December 31, 2008. The change primarily reflects lower average balances in short-term interest-bearing investments classified as cash

Income Taxes – The Company recorded an income tax benefit of $4,840 for the year ended December 31, 2008 compared to $30,594 for the year ended December 31, 2007. Income tax benefit for the year ended December 31, 2008 is recorded at an effective tax rate of (42.7%) as compared to (559.9%) for the year ended December 31, 2007. During the year ended December 31, 2007, the Company reduced its valuation allowance on its deferred tax assets and recorded a deferred tax benefit in the amount of $31,375.

Discontinued Operations – The Company did not have income from discontinued operations during the year ended December 31, 2008. The Company recorded income from discontinued operations of $145 for the year ended December 31, 2007 related to the sale of real property transferred to the Company in settlement of a note receivable. This figure consists of the sale price of $1,192, net of cost basis of $914 and taxes of $112 and other expenses of $21.

Net Income - As a result of the above items, the Company had net loss of $6,486 for the year ended December 31, 2008 compared to income of $35,927 for the year ended December 31, 2007.

Comparison of Fiscal Years Ended December 31, 2007 and December 31, 2006

(In thousands except per share amounts)

	2007			2006
	Existing Operations	Expanded Operations	Total Operations	Existing Operations	Expanded Operations	Total Operations
Net sales	$79,713	$13,468	$93,181	$78,452	$6,268	$84,720
Gross profit	37,183	6,707	43,890	34,061	2,938	36,999
Selling, general, and Administrative	33,141	5,175	38,316	30,484	2,179	32,663
Restructuring charge	-	-	-	724	-	724
Interest expense	(828)	(31)	(859)	(1,054)	(12)	(1,066)
Interest income	448	25	473	481	-	481
Income taxes	(30,594)	-	(30,594)	(3,280)	-	(3,280)
Discontinued operations	145	-	145	748	-	748
Net Income	34,401	1,526	35,927	6,308	747	7,055
Preferred stock dividends	2,079	-	2,079	1,920	-	1,920
NI available to common shareholders	$32,322	$1,526	$33,848	$4,388	$747	$5,135

For the purposes of the above table and the following discussion, “Existing Operations” refers to the Company’s businesses acquired during the fiscal year ended December 31, 2005, and “Expanded Operations” represents businesses that were acquired during the fiscal year ended December 31, 2006, specifically DCS and AdProps in May 2006 and Fuel in October 2006.

Including discontinued operations, the Company reported net income to common stockholders of $33,848 for 2007 compared to $5,135 for 2006.  These results include a gain on the sale of discontinued operations of $145 and $748 for 2007 and 2006, respectively.

Net Sales - Net sales increased by $8,461 or 10.0% from $84,720 for the year ended December 31, 2006 to $93,181 for the year ended December 31, 2007.  Net sales from Existing Operations increased $1,261 or 1.6% to $79,713 for the year ended December 31, 2007 from $78,452 for the year ended December 31, 2006.

Gross Profit – Gross profit increased $3,122 or 18.6% to $43,890 for the year ended December 31, 2007 as compared to $36,999 for the year ended December 31, 2006. Gross profit from Existing Operations increased $5,421 or 9.2% to $37,183 for the year ended December 31, 2007 from $34,061 for the year ended December 31, 2005. Gross profit as a percentage of sales, or gross margin, was 43.7% in the year ended December 31, 2006 compared to 47.1% in the 2007 period. The increase in gross margin is attributable to labor reduction savings as well as a reduction in raw material and productions supplies driven by centralized procurement.

Selling, General and Administrative - Selling, general and administrative expenses increased $5,653 or 17.3% to $38,316 for the year ended December 31, 2007 from $32,663 for the year ended December 31, 2006. Selling, general and administrative expenses from Existing Operations increased $2,657 or 8.7% to $33,141 for the year ended December 31, 2007 from $30,484 for the year ended December 31, 2006. The increase in selling, general, and administrative from Existing Operations is due to $1,827 of additional expenses related to the Company’s decision to explore strategic alternatives.

Restructuring Costs - For the year ended December 31, 2006, the Company recorded a restructuring charge of $724 related to the restructuring of the wet processing film business. There was no restructuring charge for December 31, 2007.

Interest Expense - Interest expense for the Company decreased by $207 or 24.5% from $1,066 for the year ended December 31, 2006 to $859 for the year ended December 31, 2007.  The change primarily reflects decreased loan balances from principal payments on capital leases and installment notes.

Interest Income - Interest income for the Company decreased by $8 or 1.6% from $481 for the year ended December 31, 2006 to $473 for the year ended December 31, 2007.

Income Taxes – The Company recorded an income tax benefit of $30,594 for the year ended December 31, 2007 compared to a benefit of $3,280 in the year ended December 31, 2006. The Company further reduced its valuation allowance and recorded a deferred tax benefit in the amount of $31,375 for the year ended December 31, 2007.

Discontinued Operations – Income from discontinued Operations for the year ended December 31, 2007 was $145. On April 17, 2006, the Company was notified that the deed from real property associated with notes receivable recovered in 2005 had been transferred back to the Company in settlement of that note receivable. This real property was valued at $914 and recorded as assets held for sale at December 31, 2006. On March 28, 2007, the Company sold the property for a sale price of $1,192, net of expenses. The Company recorded income from discontinued operations of $145 for the year ended December 31, 2007.  This figure consists of the sale price of $1,192, net of cost basis of $914 and taxes of $112 and other expenses of $21. Income from discontinued operations for the year ended December 31, 2006 was $748. On June 19, 2006, the Company recorded a gain on the sale of the Company’s right to an unsecured claim for $1,250 and other expenses of $342, net of tax of $160.

Net Income - As a result of the above items, the Company reported net income available to common stockholders of $33,848 for the year ended December 31, 2006 compared to $5,135 in the year ended December 31, 2006.  The Company reported net income from existing operations available to common stockholders of $32,322 for the year ended December 31, 2007 compared to $4,388 in the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flow Activity for 2006, 2007 and 2008

Analysis of Cash Flows	For the Years Ended
(in thousands)	2006	2007	2008

Cash flows provided by (used in) operating activities	$7,296	$14,061	$(847)
Cash flows used in investing activities	(12,839)	(5,099)	(3,048)
Cash flows used in financing activities	(1,289)	(1,231)	(1,607)
Net cash provided by discontinued operations	748	1,059	-
Net increase (decrease) in cash and cash equivalents	$(6,084)	$8,790	$(5,502)

Net cash used in operating activities was $847 during the year ended December 31, 2008.  The primary use of cash was payment of $2,846 in legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement with ACAS. Net cash provided by remaining operating activities was $1,999. This positive operating cash flow was generated by a pre-tax loss from continuing operations of $11,326 net of expenses related to legal and investment banking fees of 2,365 mentioned above, and  offset by depreciation and amortization of $4,793 and goodwill impairment of $6,750.

Net cash provided by operating activities was $14,061 during the year ended December 31, 2007.  The primary source of cash was pre-tax earnings from continuing operations of $5,188 before non-cash items of depreciation, amortization of $3,986. A release of restricted cash of $841 and a decrease of $5,118 in accounts receivable added to the increase. The Company used $556 in legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement with ACAS.

Net cash provided by operating activities was $7,296 during the year ended December 31, 2006.  The primary source of cash was pre-tax earnings of $3,027 before non-cash items of depreciation, amortization of $2,898. A release of restricted cash of $3,994 added to the increase, while decreases in accounts payable and accrued expenses offset the increase in cash by $1,829.

Net cash used in investing activities was $3,048 during the year ended December 31, 2008. $750 was used for contingent payments made to the former shareholders of Crush and $2,298 was used for capital expenditures.

Net cash used in investing activities was $5,099 during the year ended December 31, 2007. $1,296 was used in acquisition purchase price adjustments, $1,236 was used for contingent payments made to the former shareholders of Crush, Fuel, and AdProps, and $2,567 was used for capital expenditures.

Net cash used in investing activities was $12,839 during the year ended December 31, 2006.  $11,232 was used in the acquisitions of DCS, AdProps, and Fuel and $1,607 was used for capital expenditures.

Net cash used in financing activities was $1,607 for the year ended December 31, 2008. $673 was used for debt repayments and $934 was used for the purchase of treasury stock. Net cash used in financing activities was $1,231 and $1,289 in the years ended December 31, 2007 and 2006, respectively.  The primary use of cash was for capital lease and installment note repayments.

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 68% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $12,294 and $14,544 were recorded at December 31, 2007 and 2008, respectively.  At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50.  At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends.  In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  As of December 31, 2008, no redemptions have been made.

In connection with the Company's financing of the Comp 24 and Color Edge acquisitions, the Company and Amalgamated Bank (“Amalgamated”) entered into two credit agreements dated March 1, 2005. The first credit agreement provided for a term loan in the amount of $500 with quarterly installment payments of $42 and a three-year revolving credit facility of $1,500.

The second credit agreement provided for a term loan in the amount of $2,000 with quarterly installment payments of $100 and a three-year revolving credit facility of $10,000. This credit agreement was amended on August 8, 2005 in connection with the Crush acquisition to, among other things, increase the revolving credit facility’s commitment by $4,000 to an aggregate of $14,000 and to add Crush as an additional borrower.

On February 27, 2008, the Company and its operating subsidiaries entered into a three-year amendment and extension of the Company’s two credit agreements with Amalgamated (collectively, the “Amalgamated Credit Agreement”) to extend and combine the existing borrowings into a single $15,500 revolving credit facility (the “Facility”) and a $800 term loan (the “Term Loan”). The amendment provides for interest at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%.  As of December 31, 2008, this rate was 3.25%.

The Company’s borrowing base under the Facility is set at 85% of its eligible accounts receivable and the Facility must be prepaid when the amount of the borrowings exceeds the borrowing base. In addition, borrowings under the Term Loan and the Facility must be prepaid with net cash proceeds that result from certain sales or issuances of stock or from capital contributions. Voluntary prepayments are permitted, in whole or in part, without premium or penalty, at the Company’s option, in minimum principal amounts of $100.

Color Edge, Color Edge Visual and Crush are named as borrowers under the February 27, 2008 amendment.  All borrowings under the Amalgamated Credit Agreement are guaranteed by the Company, Merisel Americas, and each of their existing operating subsidiaries, as guarantors, and must be guaranteed by all of their future subsidiaries. The borrowings are secured by a first priority lien on substantially all, subject to certain exceptions, of the borrowers’ and the guarantors’ properties and assets, and the properties and assets of their existing and future subsidiaries.

The Amalgamated Credit Agreement provides for covenants as to the Company’s financial performance on a consolidated basis, as well as restrictive covenants, which restrict the ability of the Company and its subsidiaries to, among other things: (1) declare or pay dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt, (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of the borrowers’ or the guarantors’ business or the business conducted by their subsidiaries, and (9) incur any guaranteed obligations. The Amalgamated Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the other material indebtedness of the borrowers, the guarantors or any of their existing or future subsidiaries.

Under the financial covenants contained in the Amalgamated Credit Agreement the Company shall maintain a maximum leverage ratio, a minimum debt service coverage ratio, and a minimum tangible net worth amount. The Company was not in compliance with the leverage ratio as of December 31, 2008, and as a result, on March 26, 2009, the Company entered into an amendment to the Amalgamated Credit Agreement. For the period from January 1, 2008 through December 31, 2008 only, the amendment changes the calculation of adjusted consolidated EBITDA under the Facility and waives the Company’s noncompliance with the leverage ratio requirements under the prior definition. In addition, effective as of March 26, 2009, the amendment reduces the Company’s borrowing base under the Facility from 85% to 80% of eligible accounts receivable and sets the interest rate for the Company’s borrowings under its lines of credit at 1% over the Base Rate. The March 26, 2009 amendment sets the termination date for the Facility at April 13, 2010.  All other terms and conditions of the Amalgamated Credit Agreement remain in full force and effect.

As of December 31, 2008, the Company has $9,130 outstanding debt at variable interest rates.

The Company has available borrowing capacity under the Facility at December 31, 2008. Management believes that, with its cash balances it has sufficient liquidity. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.

As of the date of the filing of the annual report, the Company does not have complete financial information for its first quarter of 2009 and is uncertain as to whether it will be in compliance with the financial covenants of the Amalgamated Credit Agreement at the end of the first quarter of 2009. As a result, all of the outstanding debt under the Amalgamated Credit Agreement has been classified as current. If the Company does fail its covenant requirements in the first quarter of 2009, it plans to seek an amendment with the lender.

Through December 31, 2008, the Company spent approximately $2,298 in capital expenditures. The total 2009 expenditures are expected to be similar.

Item 8.    Financial Statements and Supplementary Data.

MERISEL, INC. AND SUBSIDIARIES

(All other items on this report are inapplicable)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Merisel, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above in the first paragraph present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

New York, NY

March 30, 2009

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,254	$9,752
Accounts receivable, net of allowance of $478 and $334, respectively	17,114	17,597
Inventories	2,014	3,268
Prepaid expenses and other current assets	974	1,191
Deferred tax asset	3,078	2,616
Total current assets	38,434	34,424

Property, plant and equipment, net	8,435	7,519
Restricted cash	3,195	2,961
Goodwill	19,737	13,649
Trademarks	10,609	10,609
Other intangible assets, net	6,708	5,129
Deferred tax asset	31,894	37,320
Other assets	73	121
Total assets	$119,085	$111,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,229	$4,785
Accrued liabilities	6,978	4,748
Capital lease obligations, current maturities	340	69
Installment notes, current maturities	465	500
Revolving credit agreement	-	8,630
Total current liabilities	10,012	18,732

Revolving credit agreement	8,630	-
Capital lease obligations, less current maturities	44	17
Installment notes, less current maturities	410	-
Other liabilities	666	710
Total liabilities	19,762	19,459

Commitments and Contingencies	-	-

Stockholders' equity:
Convertible preferred stock, $.01 par value; authorized 1,000,000 shares; 267,595 and 289,653 shares issued and outstanding	27,294	29,544
Common stock, $.01 par value; authorized 30,000,000 shares; issued: 8,452,723 and 8,473,503, respectively; outstanding: 8,033,943 and 7,385,322, respectively	84	85
Additional paid-in capital	272,594	270,713
Accumulated deficit	(199,775)	(206,261)
Treasury stock, at cost, 418,780 and 1,088,181 shares repurchased, respectively	(874)	(1,808)

Total stockholders' equity	99,323	92,273
Total liabilities and stockholders' equity	$119,085	$111,732

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,
	2006	2007	2008

Net sales	$84,720	$93,181	$84,178
Cost of sales	47,721	49,291	48,150
Gross profit	36,999	43,890	36,028

Selling, general and administrative expenses	32,663	38,316	40,475
Goodwill impairment	-	-	6,750
Restructuring charge	724	-	-
Operating income (loss)	3,612	5,574	(11,197)
Interest expense	(1,066)	(859)	(514)
Interest income	481	473	385
Income (loss) from continuing operations before benefit for income tax	3,027	5,188	(11,326)
Income tax benefit	(3,280)	(30,594)	(4,840)
Income (loss) from continuing operations	6,307	35,782	(6,486)
Income from discontinued operations, net of taxes	748	145	-
Net income (loss)	$7,055	$35,927	$(6,486)

Preferred stock dividends	1,920	2,079	2,250
Net income (loss) available to common stockholders	$5,135	$33,848	$(8,736)

Net income (loss) per share (basic): Income (loss) from continuing operations available to common stockholders	$.56	$4.32	$(1.12)
Income from discontinued operations	.10	.02	-
Net income (loss) available to common stockholders	$.66	$4.34	$(1.12)

Net income (loss) per share (diluted): Income (loss) from continuing operations available to common stockholders	$.56	$4.20	$(1.12)
Income from discontinued operations	.10	.02	-
Net income (loss) available to common stockholders	$.66	$4.22	$(1.12)

Weighted average number of shares:
Basic	7,744	7,793	7,797
Diluted	7,816	8,016	7,797

See accompanying notes to consolidated financial statements

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Successor
	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock		Total	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at January 1, 2006	150,000	$23,295	8,183,875	$82	$275,601	$(332)	$(242,757)	(412,880)	$(851)	$55,038
Reclassification of deferred compensation					(332)	332				-
Accumulation of convertible preferred stock dividend		1,920			(1,920)					-
Issue of restricted stock			245,643	2	(2)					-
Stock compensation					610					610
Purchase of treasury stock								(5,900)	(23)	(23)
Net income							7,055			7,055	$7,055
Total Comprehensive Income											$7,055
Balance at December 31, 2006	150,000	$25,215	8,429,518	$84	$273,957	$-	$(235,702)	(418,780)	$(874)	$62,680
Accumulation of convertible preferred stock dividend		2,079			(2,079)					-
Issue of preferred stock	117,595	-								-
Issue of restricted stock			41,705	-						-
Cancellation of restricted stock			(18,500)	-						-
Stock compensation					716					716
Net income							35,927			35,927	$35,927
Total Comprehensive Income											$35,927
Balance at December 31, 2007	267,595	$27,294	8,452,723	$84	$272,594	$-	$(199,775)	(418,780)	$(874)	$99,323
Accumulation of convertible preferred stock dividend		2,250			(2,250)					-
Issue of preferred stock	22,058	-								-
Issue of restricted stock			20,780	1	(1)					-
Purchase of treasury stock								(669,401)	(934)	(934)
Stock compensation					370					370
Net loss							(6,486)			(6,486)	$(6,486)
Total Comprehensive Loss											$(6,486)
Balance at December 31, 2008	289,653	$29,544	8,473,503	$85	$270,713	$-	$(206,261)	(1,088,181)	$(1,808)	$92,273

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
CONTINUING OPERATIONS:	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,055	$35,927	$(6,486)
Less: income from discontinued operations, net	748	145	-
Income (loss) from continuing operations	6,307	35,782	(6,486)
Adjustments to reconcile income (loss) from operations to net cash used in operating activities:
Stock based compensation	610	716	370
Deferred occupancy costs	181	168	44
Deferred income taxes	(3,597)	(31,375)	(4,964)
Restricted cash	3,994	843	234
Goodwill impairment	-	-	6,750
Depreciation and amortization	2,898	3,986	4,793
Changes in assets and liabilities, exclusive of acquisitions:
Accounts receivable	(594)	5,118	(483)
Inventories	(506)	121	(1,254)
Prepaid expenses and other assets	(44)	(223)	(265)
Accounts payable	(124)	(998)	2,556
Accrued liabilities	(1,829)	(77)	(2,142)
Net cash provided by (used in) operating activities	7,296	14,061	(847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $878 and $317 cash acquired	(11,232)	(2,532)	(750)
Capital expenditures	(1,607)	(2,567)	(2,298)
Net cash used in investing activities	(12,839)	(5,099)	(3,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(573)	(634)	(298)
Installment note repayments	(693)	(597)	(375)
Purchase of treasury stock	(23)	-	(934)
Net cash used in financing activities	(1,289)	(1,231)	(1,607)

Cash provided by (used in) continuing activities	(6,832)	7,731	(5,502)

(Continued on next page)

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
(In thousands)

	For the years ended December 31,
	2006	2007	2008

DISCONTINUED OPERATIONS:
Cash provided by (used in) operating activities	748	1,059	-
NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	748	1,059	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,084)	8,790	(5,502)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,548	6,464	15,254
CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR	$6,464	$15,254	$9,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,007	$802	$562
Income taxes	$2,350	$893	$258

Noncash activities:
Restricted stock grant	$2	$-	$1
Preferred dividend accumulated	$1,920	$2,079	$2,250

See accompanying notes to consolidated financial statements.

 MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2007 and 2008
(In thousands except per share data)

1.	Description of Business and Basis of Presentation

General— Merisel, Inc. (“Merisel”, or the “Company”) was founded in 1980 as Softsel Computer Products, Inc., was incorporated in Delaware in 1987 and changed its name to Merisel, Inc. in 1990 in connection with the acquisition of Microamerica, Inc. The Company operated as a full-line computer distributor through 2000 and as a software licensing distributor through August 2004, when the remaining operations were sold.  All of the Company’s former operations with the exception of acquisition activity have been classified as discontinued operations in the Company’s financial statements.

The Company and its subsidiaries currently operate in the visual communications services business.  It entered that business beginning March 2005 through a series of acquisitions, which continued through 2006. These acquisitions include Color Edge, Inc. and Color Edge Visual, Inc. (together “Color Edge”), Comp 24, LLC (“Comp 24”); Crush Creative, Inc. (“Crush”); Dennis Curtin Studios, Inc. (“DCS”); Advertising Props, Inc. (“AdProps”); and Fuel Digital, Inc. (“Fuel”). The acquisitions of the Company’s seven operating entities are referred to below as “Acquisitions.” The Company’s financial statements are on a consolidated basis.

2.	Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation allowances for deferred tax assets, stock based compensation, allowance for doubtful accounts and allocation of purchase price and estimate of useful life.

Consolidation Policy – The consolidated financial statements include the accounts of Merisel Americas, Inc., which include Color Edge, Comp 24, Crush, AdProps, DCS, Fuel and Merisel Corporate.  All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.  Cash equivalents were $15,254 and $9,752 at December 31, 2007 and 2008, respectively.  The Company invests excess cash in interest-bearing accounts.  Interest income earned on cash balances for 2006, 2007 and 2008 was $481, $473 and $385, respectively.

Accounts Receivable and Allowance for Doubtful Accounts – The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value, less an allowance for doubtful accounts.  The allowance for doubtful accounts is determined based on the evaluation of the aging of accounts receivable and a case-by-case analysis of high-risk customers.  Reserves contemplate historical loss rate on receivables, specific customer situations and the general economic environment in which the Company operates.  Historically, actual results in these areas have not been materially different than the Company’s estimates, and the Company does not anticipate that its assumptions are likely to materially change in the future. However, if unexpected events occur, results of operations could be materially affected.

Unbilled Accounts Receivable – Accounts receivable included approximately $1,628 and $2,317 of unbilled receivables at December 31, 2007 and 2008, respectively.  These receivables are a normal part of the Company’s operations, as some receivables are normally invoiced in the month following shipment and completion of the billing process.

Concentration of Credit Risk – The Company extends credit to qualified customers in the ordinary course of its business.  Due to the diversified nature of its client base, the Company does not believe that they are exposed to a concentration of credit risk.  The Company had one customer that accounted for approximately 10% of net sales in 2006 and 2007 and approximately 15% of net sales in 2008.

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

Goodwill and Other Intangible Assets – The Company, which has four reporting units, follows the provisions of Statement of Financial Statement (“SFAS”) No. 142.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of the Company’s reporting units below their carrying amount. Goodwill is required to be tested for impairment at least annually. The Company uses a measurement date of December 31. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, the Company will perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value for the goodwill impairment valuation are primarily determined using discounted cash flows. The trademark impairment valuation is primarily determined using the relief from royalty method. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. The Company’s reporting units are its operating segments. Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. As a result of our annual impairment analysis, the Company recorded a non-cash goodwill impairment charge in the amount of $6,750. (See  Note 4).

The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

As of December 31, 2008, the Company’s testing date, the Company’s market capitalization was approximately $5,600, which is substantially lower than the Company’s estimated combined fair values of its four reporting units. The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value, which included the quantification of a controlling interest premium. The Company has $29,544, inclusive of accrued dividends of convertible preferred stock at the corporate level that is not allocated to the operating units. This stock was issued in 2000 and was raised for corporate strategic alternatives and not to fund operations. The Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, as support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:

• The Company’s stock is thinly traded;
• The decline in the Company’s stock price during 2008 is not correlated to a change in the overall operating performance of the Company; and
• Previously unseen pressures are in place given the global financial and economic crisis.

Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (26% as of December 31, 2008 and 31% as of December 31, 2007) of our total assets. Goodwill and identifiable intangible assets, net, at December 31, 2008 were approximately $13,649 and $15,738, respectively. Goodwill and identifiable intangible assets, net, at December 31, 2007 were approximately $19,737 and approximately $17,317, respectively.

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

Shipping and Handling Fees and Costs – Shipping and handling fees billed to customers for product shipments are recorded as a component of Net Sales.  Shipping and handling costs are included Cost of Goods Sold when jobs are completed and invoiced.

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

Currently, the Company has a net deferred tax asset of $39,936, net of a valuation allowance of $53,589. If, in the future the Company determines that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made. The Company assesses our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48, effective January 1, 2007, without material effect in the financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, 2006, and 2007, the tax years which remained subject to examination by major tax jurisdictions as of January 1, 2008. As a result of this review, the Company concluded that it has no uncertain tax positions. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2009.

Fair Values of Financial Instruments—Financial instruments include cash and cash equivalents.  The approximate fair values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable equal their carrying value because of their short-term nature.  The revolving credit fair value approximates carrying value due to the variable nature of the interest rate.

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

Accounting for Stock-Based Compensation – On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.  The adoption of SFAS No. 123(R) on January 1, 2006 resulted in selling, general, and administrative expenses of approximately $610, or $.08 per share, $716, or $.09 per share, and $370 or $.05 per share for the year ended December 31, 2006, 2007, and 2008 respectively. As of December 31, 2008, there was no unrecognized compensation cost related to stock-based employee compensation expense.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Stock-based compensation recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2006, 2007, and 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value. There were no stock options granted in 2006, 2007, or 2008.

Earnings(Loss) Per Share – Basic and diluted earnings (loss) per share are computed and presented in accordance with SFAS No. 128, “Earnings per Share.”  Basic earnings (loss) per share was determined by dividing net earnings (loss) by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share of the Company includes the impact of certain potentially dilutive securities.  However, diluted earnings per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive.  A reconciliation of the net income available to common stockholders and the number of shares used in computing basic and diluted earnings per share is provided in Note 14.

Segment Reporting – The Company has one operating segment, and as such, one reportable segment.

Deferred Rent Policy - The Company expenses rent on a straight line basis over the life of the lease, with the non-cash expense portion accumulating in a deferred rent liability account.

Reclassifications - Certain reclassifications were made to prior year statements to conform to the current year presentation.

New Accounting Pronouncements— In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not believe there will be a material impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

3.	Restricted Cash

At December 31, 2007 and 2008, restricted cash totaling $3,195 and $2,961, respectively, in Letters of Credit (“LOC”) securing the security deposits on the Company’s real estate leases. Approximately $1,874 of the deposits are held in a single preferred deferred annuity and the remaining funds are held in 1-2 year certificates of deposit. These deposits are held to maturity based upon the terms of the real estate leases, since they collateralize the LOC securing the security deposits. The fair value of these deposits approximate their carrying value.

4.	Intangibles

As of December 31, 2007 and 2008, the acquired intangible assets related to the acquisitions of Color Edge, Comp 24, Crush, DCS, AdProps, and Fuel. Intangible assets, resulting primarily from these acquisitions accounted for under the purchase method of accounting, consist of the following (in thousands):
December 31, 2007
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$629	$3,170	16
Non-compete agreements	4,087	2,168	1,919	5
Software licenses	90	90	-	1
Domain name(s)	3	3	-	1
Employment agreements	1,109	528	581	3
Trade know how	1,341	303	1,038	8
Subtotal definite lived intangibles	10,429	3,721	6,708	9.0
Trademark	10,609	-	10,609	Indefinite
Total	$21,038	$3,721	$17,317

December 31, 2008
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$873	$2,926	16
Non-compete agreements	4,087	2,992	1,095	5
Software licenses	90	90	-	1
Domain name(s)	3	3	-	1
Employment agreements	1,109	868	241	3
Trade know how	1,341	474	867	8
Subtotal definite lived intangibles	10,429	5,300	5,129	9.0
Trademark	10,609	-	10,609	Indefinite
Total	$21,038	$5,300	$15,738

Amortization expense is calculated on a straight line basis over the estimated useful life of the asset. The expense related to definite-lived intangible assets was $1,257, $1,605, and $1,579 for the years ended December 31, 2006, 2007, and 2008, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the year ended December 31,
Amount
2008	$1,480
2009	673
2010	420
2011	413
2012	378
Thereafter	1,765
$5,129

During 2007, the Company accrued an estimate of $311 related to a finalized plan to exit the facilities that housed the operations of Fuel. At that time, the accrual of these exit costs resulted in an increase in goodwill. During 2008, the Company completed the relocation of Fuel. The total costs related to the relocation were $222. The Company made an adjustment to decrease goodwill by $88 to reverse the remaining relocation accrual.

During 2008, the Company made a goodwill adjustment of $750 resulting from payments made to former shareholders of Crush, in accordance with the Asset Purchase Agreement effective August 8, 2005. These payments were made as a result of Crush achieving certain earnings targets in the earnout period subsequent to the Company’s acquisition of Crush. These payments were not included in the final appraisal and resulted in an increase in goodwill.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests for goodwill impairment at least annually. The Company uses a measurement date of December 31. As a result of the annual impairment analysis, the Company recorded a non-cash goodwill impairment charge in the amount of $6,750. The impairment is primarily attributable to weaker than expected financial performance in one of the Company’s reporting units resulting in lower projected cash flows utilized in the discounted cash flow analysis. Any further decline in the estimated fair value could result in additional impairments. For illustrative purposes only, had the fair value of the impaired reporting unit been lower by 10% as of December 31, 2008, we would have recorded an additional impairment of approximately $1,450. A decline in the estimated fair value of the non-impaired reporting units of 10% as of December 31, 2008 would not have resulted in goodwill impairment.

5.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2008

Raw materials	$1,315	$1,748
Work-in-progress	720	1,525
Reserve for obsolescence	(21)	(5)
Inventory, net	$2,014	$3,268

6.	Property and Equipment

At December 31, 2007 and 2008, property and equipment consists of the following (in thousands):

	2007	2007

Equipment under capitalized leases	1,939	1,939
Machinery and equipment	8,503	10,332
Furniture and fixtures	712	780
Automobiles	104	104
Leasehold improvements	2,293	2,664
Total	13,551	15,819
Less: accumulated depreciation and amortization	(5,116)	(8,300)
Net book value	$8,435	$7,519
.
Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $1,641, $2,381, and $3,214 for the years ended December 31, 2006, 2007, and 2008 respectively.

7.	Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2007	2008

Accrued liabilities:
Compensation and other benefit accruals	4,376	3,161
State and local sales taxes and other taxes	260	170
Other accruals	2,342	1,417
Total accrued liabilities	$6,978	$4,748

8.	Income Taxes

Deferred income tax assets and liabilities were comprised of the following (in thousands):

December 31,
	2007	2008

Deferred tax assets:
Net operating loss carryforwards	$ 87,272	$89,240
AMT credit carryforward	364	359
Allowance for doubtful accounts	204	143
Depreciable assets	702	1,249
Goodwill	-	1,041
Other intangible assets	850	1,231
Deferred vacation and bonus	269	175
Deferred occupancy costs	285	304
Inventory uniform capitalization	267	420
Stock-based compensation	461	564
Other	18	12
Total deferred tax asset	90,692	94,738

Deferred tax liabilities
Change in accounting method	121	61
Goodwill	1,275	-
Trademarks	849	1,152
Total deferred tax liabilities	2,245	1,213

Net deferred tax asset before valuation allowance	88,447	93,525
Valuation allowance	(53,475)	(53,589)

Net deferred tax asset	$34,972	39,936

Balance sheet classification:
Current asset	$3,078	$2,616
Non-current asset	31,894	37,320

	$34,972	$39,936

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income.  The annual limitation was determined by multiplying the value of the Company’s equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service.  The Company adjusted its deferred tax asset to reflect the estimated limitation.  At December 31, 2008, the Company had available U.S. Federal net operating loss carryforwards of $251,752 which expire at various dates beginning December 31, 2011. As of December 31, 2008, $29,601 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $222,151 is not restricted.  The restricted net operating loss is subject to an annual limitation of $7,476.  At December 31, 2008, the Company had available California net operating loss carryforwards of $11,822 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2006 based on operating results in 2005 and 2006 and, based on a three-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $3,597 for the year ended December 31, 2006. At December 31, 2007 based on historical operating results and, based on a ten-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a net deferred tax asset in the amount of $34,972 for the year ended December 31, 2007. A similar analysis was made at December 31, 2008. Based on a ten-year forecast, the Company recorded a deferred tax benefit for its 2008 loss and recorded a net deferred tax asset of $39,936. Management will continue to assess the realizability of the deferred tax asset in the future to determine if it requires adjustment. .

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Years ended December 31,
	2006	2007	2008

Continuing Operations:
Current
Federal	$76	$76	(3)
State	241	705	127
Total current provision	$317	$781	124

Deferred, net of valuation allowance
Federal	$(3,699)	$(31,534)	(3,317)
State	102	159	(1,647)
Total deferred benefit	$(3,597)	$(31,375)	$(4,964)

Total income tax benefit	$(3,280)	$(30,594)	$(4,840)

	For the Years ended December 31,
	2006	2007	2008

Discontinued Operations:
Federal	$22	$5	$-
State	138	107	-
Total provision	$160	$112	$-

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

	For the Years Ended December 31,
	2006	2007	2008

Statutory rate	35.0%	35.0%	(35.0%)
Change in valuation allowance	(179.0)	(608.3)	1.0
Prior year under-accrual	53.9	1.5	(0.6)
State and local income taxes	7.9	10.5	(8.7)
Certain non-deductible expenses and other	3.0	1.4	0.6
Effective tax rate	(79.2%)	(559.9%)	(42.7%)

9.	Debt

In connection with the Company's financing of the Comp 24 and Color Edge acquisitions, the Company and Amalgamated Bank (“Amalgamated”) entered into two credit agreements dated March 1, 2005. The first credit agreement provided for a term loan in the amount of $500 with quarterly installment payments of $42 and a three-year revolving credit facility of $1,500.

The second credit agreement provided for a term loan in the amount of $2,000 with quarterly installment payments of $100 and a three-year revolving credit facility of $10,000. This credit agreement was amended on August 8, 2005 in connection with the Crush acquisition to, among other things, increase the revolving credit facility’s commitment by $4,000 to an aggregate of $14,000 and to add Crush as an additional borrower.

On February 27, 2008, the Company and its operating subsidiaries entered into a three-year amendment and extension of the Company’s two credit agreements with Amalgamated (collectively, the “Amalgamated Credit Agreement”) to extend and combine the existing borrowings into a single $15,500 revolving credit facility (the “Facility”) and a $800 term loan (the “Term Loan”). The amendment provides for interest at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%.  As of December 31, 2008, this rate was 3.25%.

The Company’s borrowing base under the Facility is set at 85% of its eligible accounts receivable and the Facility must be prepaid when the amount of the borrowings exceeds the borrowing base. In addition, borrowings under the Term Loan and the Facility must be prepaid with net cash proceeds that result from certain sales or issuances of stock or from capital contributions. Voluntary prepayments are permitted, in whole or in part, without premium or penalty, at the Company’s option, in minimum principal amounts of $100.

Color Edge, Color Edge Visual and Crush are named as borrowers under the February 27, 2008 amendment.  All borrowings under the Amalgamated Credit Agreement are guaranteed by the Company, Merisel Americas, and each of their existing operating subsidiaries, as guarantors, and must be guaranteed by all of their future subsidiaries. The borrowings are secured by a first priority lien on substantially all, subject to certain exceptions, of the borrowers’ and the guarantors’ properties and assets, and the properties and assets of their existing and future subsidiaries.

The Amalgamated Credit Agreement provides for covenants as to the Company’s financial performance on a consolidated basis, as well as restrictive covenants, which restrict the ability of the Company and its subsidiaries to, among other things: (1) declare or pay dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt, (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of the borrowers’ or the guarantors’ business or the business conducted by their subsidiaries, and (9) incur any guaranteed obligations. The Amalgamated Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the other material indebtedness of the borrowers, the guarantors or any of their existing or future subsidiaries.

Under the financial covenants contained in the Amalgamated Credit Agreement the Company shall maintain a maximum leverage ratio, a minimum debt service coverage ratio, and a minimum tangible net worth amount. The Company was not in compliance with the leverage ratio as of December 31, 2008, and as a result, on March 26, 2009, the Company entered into an amendment to the Amalgamated Credit Agreement. For the period from January 1, 2008 through December 31, 2008 only, the amendment changes the calculation of adjusted consolidated EBITDA under the Facility and waives the Company’s noncompliance with the leverage ratio requirements under the prior definition. In addition, effective as of March 26, 2009, the amendment reduces the Company’s borrowing base under the Facility from 85% to 80% of eligible accounts receivable and sets the interest rate for the Company’s borrowings under its lines of credit at 1% over the Base Rate. The March 26, 2009 amendment sets the termination date for the Facility at April 13, 2010.  All other terms and conditions of the Amalgamated Credit Agreement remain in full force and effect.

At December 31, 2007 and 2008, long-term debt is classified on the balance sheet as follows:

	2007	2008
Current:
Installment notes	$465	$500
Revolving credit agreement	-	8,630
	465	9,130
Non-current:
Revolving credit agreement	8,630	-
Installment notes	410	-
	9,040	-

Total	$9,505	$9,130

As of the date of the filing of this annual report, the Company does not have complete financial information for its first quarter of 2009 and is uncertain as to whether it will be in compliance with the financial covenants of the Amalgamated Credit Agreement at the end of the first quarter of 2009.  As a result, all of the outstanding debt under the Amalgamated Credit Agreement has been classified as current as of December 31, 2008.

10.	Discontinued Operations

The Company operated its software licensing distribution business until August 2004 at which time the Company completed the sale of the majority of its software licensing business to D&H Services, LLC. The sale was rescinded in February 2005.  However, since the operations of the business permanently ceased as of the date of the sale, results related to the liquidation of this business continue to be presented as a discontinued operations.

The Company recorded income from discontinued operations of $748 for the year ended December 31, 2006 related to the sale of its right to an unsecured claim. This income consists of proceeds from the sale of $1,250 net of taxes of $160 and other expenses of $342.

The Company recorded income from discontinued operations of $145 for the year ended December 31, 2007 related to the sale of real property transferred to the Company in settlement of a note receivable. This figure consists of the sale price of $1,192, net of cost basis of $914 and taxes of $112 and other expenses of $21.

The Company had no income from discontinued operations for the year ended December 31, 2008.

11.	Commitments and Contingencies

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Color Edge Visual and its sales employee, Edwin Sturmer. The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while employed by Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment.  The plaintiffs seek compensatory and punitive damages totaling $5,000.  The defendants have answered the complaint, asserting various affirmative defenses and denying liability, and the parties have engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  Merisel is currently determining how to proceed with the state-court case in light of ImageKing’s bankruptcy filing, although there have been no developments in this case since that filing.  No provision for this litigation has been made in the Company’s financial statements because the outcome of this litigation is uncertain and no estimate of any potential loss can be made at this time.

On March 28, 2008, the Company entered into a definitive agreement (the “Merger Agreement”) with TU Holdings, Inc. (“TU Holdings”) and TU Merger, Inc. (“TU Merger”), both subsidiaries of American Capital Strategies, Ltd. (“ACS”) (collectively, “ACAS”).  Under the Merger Agreement, ACAS agreed to purchase all outstanding common shares of Merisel at $5.75 per share in cash.  The closing of this transaction was scheduled to occur in June 2008. On May 4 and May 6, 2008, ACAS informed Merisel that based upon Merisel’s first quarter financial performance, it did not intend to proceed with the merger and that it wished to renegotiate the transaction price. On May 30, 2008, ACAS informed Merisel that its first quarter 2008 financial results constituted a “Company Material Adverse Effect,” as defined by the Merger Agreement, and that it reserved its right to terminate the Merger Agreement. ACAS notified Merisel by letter dated June 9, 2008 that it was terminating the Merger Agreement. Merisel believes that all of the representations in the Merger Agreement were accurate and complete, that it performed all of its obligations under the Merger Agreement, that it would satisfy all closing conditions set forth in the Merger Agreement, and that, accordingly, it is entitled to the $3,500 Reverse Termination Fee, as defined by and provided for in the Merger Agreement.

On June 23, 2008, Merisel filed a Verified Complaint against TU Holdings in the Chancery Court for the State of Delaware (Case No. CA3845-VCN).  In its Complaint, Merisel asserts five counts against ACAS:  Count I for declaratory relief, seeking a declaration that Merisel validly terminated the Merger Agreement and is entitled to the Reverse Termination Fee; Count II for breach of contract for ACAS’ wrongful termination of the Merger Agreement; Count III for breach of contract for ACAS’ failure to fulfill the terms of the Merger Agreement and consummate the merger transaction; and Counts IV and V for breach of contract for ACAS’ breach of specific terms in the Merger Agreement. On August 12, 2008, ACAS filed an “Answer, Separate Defenses and Counterclaims” in response to Merisel’s Complaint.  In its Separate Defenses, ACAS alleges that Merisel breached several provisions of the Merger Agreement, including a provision providing ACAS with access to Merisel’s books and records and a provision pertaining to Merisel’s warranties and representations in the Merger Agreement.  ACAS alleges that, as a result of these breaches, as well as the occurrence of a Company Material Adverse Effect, ACAS is entitled to terminate the Merger Agreement and that it is not, therefore, liable to Merisel for the Reverse Termination Fee.  In its Counterclaim, ACAS alleges that, as a result of the termination of the Merger Agreement, it is entitled to receive from Merisel damages in an unspecified amount that will be determined at trial.  On August 20, 2008, ACAS filed an “Amended Answer, Separate Defenses and Counterclaims.” In its amended Separate Defenses, ACAS alleges that Merisel’s earnings for the second quarter of 2008 confirm the occurrence of a Company Material Adverse Effect. On September 4, 2008 Merisel filed a “Reply to Counterclaims,” in which it alleges that ACAS’ claims were barred because Merisel fully performed under the terms of the Merger Agreement.  On March 30, 2009, Merisel and ACAS executed a settlement agreement under which ACAS has agreed to pay Merisel the total amount of $2,000 and the parties have agreed to dismiss with prejudice their claims against one another.  The Company will record this income in the first quarter of 2009.  The Company recorded expenses related to legal and investment banking fees related to the sale of the Company to ACAS of $1,827 and $2,365 for the years ended December 31, 2007 and 2008, respectively. These expenses are recorded in selling, general, and administrative expenses in the Company’s Statements of Operations.

In connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel dated October 4, 2006 (the "APA"), Merisel informed Fuel  and its former shareholders (collectively, the “Sellers”) in November 2008 that Fuel’s continuing business had not met performance criteria which would entitle the Sellers to an earnout payment for the one-year period ended September 30, 2008.  On December 16, 2008, Merisel received, as required by the APA, a timely Notice of Disagreement from the Sellers contesting Merisel's calculations.  The parties are currently engaged in discussions to resolve this dispute.  If the parties are unable to independently resolve this dispute, they will initiate binding arbitration through a third-party accounting firm (the "Arbitration Firm"), as provided for in the APA.  If the Arbitration Firm finds that Fuel has met the relevant performance criteria, the Sellers will be entitled to a $417 payment.  The Company has not accrued for this payment because the amount of the loss is not currently probable or reasonably estimable.

12.	Stock

In June 2000, an affiliate of Stonington Partners, Inc., which owns approximately 68% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and accrue from the original issue date whether or not declared by the Board of Directors.  Accumulated dividends amounted to $12,294, and $14,544 as of December 31, 2007 and 2008, respectively. Approximately 146,000 shares accumulated in association with dividends are stated at $100 per share. On December 31, 2007, the Company issued 117,595 shares of preferred stock to Stonington Partners, Inc. related to the accumulated stock dividends through December 31, 2007. Throughout 2008, the Company issued an additional 22,058 shares of preferred stock to Stonington Partners, Inc. in payment of the accumulated stock dividends through December 31, 2008.

At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50.  At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends.  In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  A change of control as defined can only occur with board approval, and is therefore within control of the Company. As of December 31, 2008, no redemptions or conversions have been made.

13.	Employee Stock Options and Benefit Plans

Employee Stock Options- On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At December 31, 2008, 1,807 shares were available for grant under the 1997 Plan, and 500,000 share were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant. As of December 31, 2008, 300,000 options remain outstanding under the 1997 Plan.

The following summarizes the aggregate activity in all of the Company’s plans for the three years ended December 31, 2008:

	2006		2007		2008
	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price
Outstanding at beginning of year	330,200	9.17	330,200	9.17	330,200	9.17
Granted	-	N/A	-	N/A	-	N/A
Exercised	-	N/A	-	N/A	-	N/A
Canceled	-	N/A	-	N/A	(30,200)	17.51
Outstanding at end of year	330,200	9.17	330,200	9.17	300,000	8.33
Options exercisable at year end	255,200		255,200		300,000
Weighted average fair value at date of grant of options granted during the year	N/A		N/A		N/A

There is no total intrinsic value of options outstanding or exercisable at December 31, 2008.

Restricted Stock Grants- The Company awarded 150,000 shares of restricted stock to its Chief Executive Officer in November 2004 under the 1997 Plan.  These shares were issued in November 2005.  Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, is being recorded over the related three-year vesting period starting in November 2004.  Compensation expense was $173 and $158 for the years ended December 31, 2006 and 2007 respectively. There was no expense for the year ended December 31, 2008.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $35 and $18 for the years ended December 31, 2006 and 2007, respectively. There was no expense for the year ended December 31, 2008.

On May 31, 2006, the Company awarded 20,990 shares of restricted stock to non-management Directors under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related one-year vesting period starting in May 2006. Compensation expense was $82 and $58 for the year ended December 31, 2006 and 2007, respectively. There was no expense for the year ended December 31, 2008.

On November 28, 2006, the Company awarded 31,653 shares of restricted stock to non-management Directors under the 1997 Plan for services on the Board of Directors during 2005.  Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded on the date of grant. Compensation expense was $121 for the year ended December 31, 2006. There was no expense for the year ended December 31, 2007 and 2008.

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $13, $227, $214 for the year ended December 31, 2006, 2007, and 2008, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related ten month vesting period starting in August 2007. Compensation expense was $63 for the year ended December 31, 2007 and 2008.

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one-year vesting period starting in December 2007. These shares were issued during the first quarter of 2008. Compensation expense was $4 and $71 for the year ended December 31, 2007 and 2008, respectively.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period. Compensation expense was $4 and $22 for the year ended December 31, 2007 and 2008, respectively.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2007, and changes during the twelve months ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2007	173,959	$4.00
Granted	-	-
Vested	(106,625)	$4.10
Cancelled	-	-
Nonvested shares at December 31, 2008	67,334	$3.83

As of December 31, 2008, there was $242 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.  That cost is expected to be recognized over a weighted average period of approximately 11 months.

Benefit Plan -The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions. The Company's contributions vest 25% per year. The Company contributed $602, $654, and $542 to the plan during the years ended December 31, 2006, 2007 and 2008, respectively.  The contributions to the 401(k) plan were in the form of cash.

Stock repurchase program – The Company has announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of December 31, 2008, the Company had repurchased a total of  1,088,181 shares, for an aggregate cost of $1,808, which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. During 2008, the Company purchased 669,401 shares at an aggregate cost of $934. No repurchases were made during 2007.

14.	Earnings (Loss) Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share is calculated using the average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.  In 2004, the Board of Directors of the Company granted 150,000 shares of restricted stock and 300,000 stock options which are dilutive common stock equivalents in the earnings per share calculations for the 2005 results, resulting in an increase in shares outstanding of 30,000.  In 2006 and 2007, the board of directors granted 245,643 and 62,625 shares of restricted stock, respectively, which along with the 2004 grants are dilutive common stock equivalents in the earnings per share calculations for 2006 and 2007.  Diluted earnings (loss) per common share for 2008 does not include the effects of 154,994 shares of restricted stock as the effect of their inclusion would be anti-dilutive.  The convertible preferred stock and stock options are anti-dilutive, and as such, are excluded from diluted earnings per share calculations.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands):

	For the Years Ended December 31,
Weighted average shares outstanding	2006	2007	2008
Basic	7,744	7,793	7,797
Diluted	7,816	8,016	7,797

	2005	2007	2008
Income (loss) from operations	$6,307	$35,782	$(6,486)
Preferred stock dividends	1,920	2,079	2,250
Income (loss) to common stockholders	4,387	33,703	(8,736)
Income from discontinued operations	748	145	-
Net income (loss) available to common stockholders	$5,135	$33,848	$(8,736)

15.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps. The term of the lease is 5 years with a rental rate of $9 per month. Rental expense for the year ended December 31, 2006, 2007, and 2008 was $72.

16.	Quarterly Financial Data (Unaudited)

Selected financial information for the quarterly periods for the years ended 2007 and 2008 is presented below (in thousands, except per share amounts):

	2007

	March 31	June 30	September 30	December 31
Total net revenues	$23,934	$22,273	$22,919	$24,055
Gross profit	10,729	10,797	10,608	11,756
Total operating expenses	8,806	9,782	9,487	10,241
Income tax provision	753	386	445	(32,178)
Income from continuing operations	1,006	517	602	33,657
Income (loss) from discontinued operations	150	(19)	12	2
Net income	1,156	498	614	33,659
Preferred stock dividends	504	515	524	536
Net income (loss) available to common shareholders	$ 652	$ (17)	$ 90	$ 33,123

Earnings per share (basic):
Income from continuing operations available to common shareholders	$0.06	$0.00	$0.01	$4.25
Discontinued operations	0.02	0.00	0.00	0.00
Net income available to common shareholders	$0.08	$0.00	$0.01	$4.25

Earnings per share (diluted):
Income from continuing operations available to common shareholders	$0.06	$0.00	$0.01	$4.13
Discontinued operations	0.02	0.00	0.00	0.00
Net income available to common shareholders	$0.08	$0.00	$0.01	$4.13

In the fourth quarter of 2007, the Company partially released its valuation allowance against deferred tax assets resulting in a net benefit from income taxes of $31,375.

	2008

	March 31	June 30	September 30	December 31
Total net revenues	$21,352	$20,342	$21,607	$20,877
Gross profit	9,387	8,607	9,665	8,369
Total operating expenses	10,481	10,406	9,359	10,229
Goodwill impairment	-	-	-	6,750
Income tax provision (benefit)	(460)	(789)	109	(3,700)
Income (loss) from continuing operations	(635)	(1,034)	144	(4,961)
Income (loss) from discontinued operations	(4)	4	-	-
Net income (loss)	$(639)	$(1,030)	$144	$(4,961)
Preferred stock dividends	547	556	568	579
Loss available to common shareholders	$ (1,186)	$ (1,586)	$ (424)	$ (5,540)

Earnings per share (basic):
Loss from continuing operations available to common shareholders	$(0.15)	$(0.20)	$(0.05)	$(0.72)
Discontinued operations	0.00	0.00	0.00	0.00
Net loss available to common shareholders	$(0.15)	$(0.20)	$(0.05)	$(0.72)

Earnings per share (diluted):
Loss from continuing operations available to common shareholders	$(0.15)	$(0.20)	$(0.05)	$(0.72)
Discontinued operations	0.00	0.00	0.00	0.00
Net loss available to common shareholders	$(0.15)	$(0.20)	$(0.05)	$(0.72)

In the fourth quarter of 2008, the Company recorded a goodwill impairment charge of $6,750.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.    Other Information.

Goodwill Impairment

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company tests, on at least an annual basis and as of December 31, its goodwill and indefinite-lived intangible assets that are not amortized. This test determines whether there has been any impairment in the value of those intangibles due to events or changes in circumstances that reduce the fair value of any of the Company’s reporting units below the value recorded on the Company’s books. As a result of the Company’s 2008 impairment analysis, which was conducted as part of its annual audit, the Company recorded a non-cash goodwill impairment charge in the amount of $6,750.

This non-cash impairment charge does not affect the Company’s cash balances, liquidity, operating cash flows or future operations.

The impairment review required by SFAS No. 142 is a two step process. First, the Company determines the fair value of each reporting unit and then determines the fair value of individual assets and liabilities of such reporting unit (including unrecognized intangible assets).  Each goodwill impairment test, as well as the tests used to determine the fair value of other intangible assets, relies, to some extent, on judgments, and uses estimates and assumptions which substantially impact whether or not an impairment charge is recognized and also the magnitude of any such charge. As part of the test process, the Company obtains appraisals from an independent valuation firm, performs internal valuation analyses and considers other publicly available market information.

The Company primarily relies upon discounted cash flows to estimate fair value. It projects future cash flow (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates and appropriate market comparables, and determines whether a premium or discount should be applied to comparables. The Company applies these tests separately to each of its four reporting units, which are its operating segments; each of these operating segments has separately allocated goodwill.  On the basis of these separate tests performed as of December 31, 2008, the Company determined that one of its units was substantially impaired. The Company both identified and quantified that impairment based upon that unit’s weaker than expected financial performance during 2008 and the resulting lower projected cash flows.

Any further decline in the estimated fair value could result in additional impairments. For example, if, as of December 31, 2008, the fair value of the impaired unit had been 10% lower, the Company would have recorded an additional impairment of approximately $1,450; however, a 10% decline in the estimated fair value of the non-impaired units would not have resulted in goodwill impairment.

Amendment to Credit Facility

On March 26, 2009, the Company entered into Amendment No. 3 (the “Amendment”) to the Amalgamated Credit Agreement. Pursuant to the Amendment, for the period from January 1, 2008 through December 31, 2008 only, the Amendment changes the calculation of adjusted consolidated EBITDA under the Facility and waives the Company’s noncompliance with leverage ratio requirements under the prior definition. In addition, effective as of March 26, 2009, the Amendment reduces the Company’s borrowing base under the Facility from 85% to 80% of eligible accounts receivable and sets the interest rate for the Company’s borrowings under its lines of credit at 1% over Amalgamated’s base rate, which is a floating rate equal to the greater of Amalgamated’s prime rate or 1/2% over the Federal Funds Effective Rate. The Amendment sets the termination date for the Facility at April 13, 2010, with provisions for annual renewal. All other terms and conditions of the Amalgamated Credit Agreement remain in full force and effect.

For a description of the terms of the Amalgamated Credit Agreement see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations, Financing Sources and Capital Expenditures” on page 19 of this annual report and “Item 8. Financial Statements and Supplementary Data – 9. Debt” on page 37 of this annual report.

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.30 to this annual report and incorporated by reference herein.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of those individuals who served as executive officers and directors of the Company for 2008 and at March 31, 2009.

Name	Age	Position
Donald R. Uzzi (8)	56	Chairman of the Board, Chief Executive Officer and President
Jon H. Peterson (1)	62	Executive Vice President, Chief Financial Officer

John J. Sheehan	54	President, Color Edge Visual
Ken Wasserman	49	President, Comp 24
Guy Claudy	59	President, Crush Creative

Domenick Propati (2)	50	Executive Vice President, Operations

Chuck Murphy (9) Albert J. Fitzgibbons III (4) (5) (8)	48 63	Executive Vice President, Operations Director
Ronald P. Badie (3) (6) (7)	66	Director
Bradley J. Hoecker (4) (5) (8)	47	Director
Edward A. Grant (3) (5) (7)	58	Director

Lawrence J. Schoenberg (3) (4) (5) (7)	76	Director

(1)	Jon H. Peterson will serve as Merisel’s Executive Vice President and Chief Financial Officer until April 30, 2009.

(2)	Domenick Propati served as Merisel's Executive Vice President of Operations from January 2007 until February 27, 2009.

(3)	Member of Audit Committee.

        (4)   Member of Nominating Committee.

(5)   Member of Compensation Committee.

(6)   Lead Director.

(7)   Member of the Special Committee formed on April 13, 2007 to review alternatives to increase value to stockholders.

(8)	Share Repurchase Committee.

(9)	Chuck Murphy joined Merisel in August 2008 as Executive Vice President, Operations.

For each Director of the Company, the following sets forth the name, age as of March 31, 2009, principal occupation for at least the past five years, and the names of any other public companies for which the Director currently serves in directorship capacity:

Donald R. Uzzi, 56, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005. From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation. From July 1998 to July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation. Prior to 1996, Mr. Uzzi held the position of President of the Gatorade North America division of Quaker Oats.

Albert J. Fitzgibbons III, 63, has been a member of the Board of Directors since December 1997. Mr. Fitzgibbons is a Partner and Director of Stonington Partners, Inc. and a Partner and Director of Stonington Partners, Inc. II, positions that he has held since 1994. He served as a Director of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co., from 1988 to 1994 and as a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000. He was a Partner of Merrill Lynch Capital Partners from 1993 to 1994 and Executive Vice President of Merrill Lynch Capital Partners from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to July 1994.  Mr. Fitzgibbons is also currently a Director of Obagi Medical Products, Inc.

Ronald P. Badie, 66, has been a member of the Board of Directors since October 2004. In March 2002, Mr. Badie retired from Deutsche Bank after 35 years of service. At the time of his retirement, he was Vice Chairman of Deutsche Bank Alex. Brown (now Deutsche Bank Securities), the firm’s investment banking subsidiary. Over the years, Mr. Badie has held a variety of management positions with the firm and its predecessor, Bankers Trust Company, in both New York and Los Angeles. Mr. Badie is also currently a Director of Amphenol Corporation, Nautilus, Inc., and Obagi Medical Products, Inc.

Bradley J. Hoecker, 47, has been a member of the Board of Directors since December 1997. Mr. Hoecker has been a Partner and Director of Stonington Partners and a Partner and Director of Stonington Partners, Inc. II since 1997. Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington Partners since 1993. He was a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000 and was an Associate in the Investment Banking Division of Merrill Lynch Capital Partners from 1989 to 1993.

Lawrence J. Schoenberg, 76, has been a member of the Board of Directors since 1990. From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS Computers, Inc., a computer software company. From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS. Mr. Schoenberg retired from AGS in 1992. Mr. Schoenberg was also a Director of SunGard Data Systems, Inc., a computer software company, a Director of Government Technology Services, Inc., a reseller and integrator of information systems for the federal government, and a Director of Cellular Technology Services, Inc., a software company.

Edward A. Grant, 58, has been a member of the Board of Directors since May 2006.  Mr. Grant is a principal and practice director at Arthur Andersen LLP.  He has been a professional at Andersen for more than thirty years.  He was an audit partner with the firm for sixteen years, serving as the auditor on numerous public companies.  Mr. Grant is a Director of Obagi Medical Products, Inc. and is the Chair of its Audit Committee.  Mr. Grant has a bachelor’s and two master’s degrees from the University of Wisconsin-Madison and became a Certified Public Accountant in 1976.  He is a past member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountants Society and has served on several civic boards.

Arrangements for Nomination as Directors and Changes in Procedures for Nomination

Mr. Hoecker and Mr. Fitzgibbons serve as Directors as a result of their nomination by Stonington Partners, which, through its affiliates, is the owner of the Company’s Preferred Stock and more than 50% of the common stock and holds the contractual right to nominate three Directors. No other arrangement or understanding exists between any Director or nominee and any other persons pursuant to which any individual was or is to be selected or serve as a Director.  No Director has any family relationship with any other Director or with any of the Company’s executive officers.  Mr. Uzzi is the Chief Executive Officer and President of the Company.

The Company has not changed its procedures for the identification, nomination and election of directors since they were described in the Proxy Statement with respect to its Annual Meeting held on December 3, 2008.

The following individuals are the Company’s Executive Officers for 2008 and at March 31, 2009:

Donald R. Uzzi, 56, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005.  Between December 2002 and November 2004, Mr. Uzzi provided consulting services to various companies in the areas of marketing, corporate strategy and communications. Between July 1999 and December 2002, Mr. Uzzi was the Senior Vice President of Electronic Data Systems Corporation. Between July 1998 and July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group.  Between August 1996 and April 1998, Mr. Uzzi was the Executive Vice President of Sunbeam Corporation.  Prior to 1996, Mr. Uzzi was the President of the Gatorade North America division of Quaker Oats.

Jon H. Peterson, 62, joined Merisel as Executive Vice President and Chief Financial Officer on March 1, 2006, and will serve in such position until April 30, 2009.  Between 2001 and March 1, 2006, Mr. Peterson served as Vice President of the Jacob Group, a boutique executive search firm, where he headed the finance, accounting and consumer package goods search practice.  Mr. Peterson has previously held positions as Vice President of Finance, Treasurer and General Manager with consumer package goods organizations, such as Pepsico and Cott Beverages.

John J. Sheehan, 54, has served as President of Color Edge Visual since March 2005, when Merisel acquired Color Edge.  Between December 2002 and March 2005, Mr. Sheehan served as Managing Partner and Chief Operating Officer of Color Edge.  Between March 1999 and December 2002, he served as Managing Director of the New York City office of the London-based Photobition Group from which Color Edge was formed.

Guy Claudy, 59, has served as President of Crush Creative since August 8, 2005, when he joined Merisel.  Between 2002 and August 8, 2005, Mr. Claudy served as President of Crush Creative, Inc., the predecessor entity to Crush.  Prior to that, he was Managing Director of Photobition Los Angeles, a part of the London-based Photobition Group.

Kenneth Wasserman, 49, has served as President of Comp 24 since it was acquired by Merisel on March 1, 2005.  Mr. Wasserman was the founder and, since 1986, President of the predecessor entity to Comp 24.

Domenick Propati, 50, served as Merisel's Executive Vice President of Operations from January 2007 until February 27, 2009.  Mr. Propati joined Merisel in October 2006 as part of the acquisition of Fuel Digital, where he served as president since April of 2005.  From 2000 until 2005, Mr. Propati was CEO of Photobition USA, which was part of London-based Photobition, PLC.  In addition, Mr. Propati has been an adjunct professor at Parsons The New School for Design from 2006 to the present.

Chuck Murphy, 48, joined Merisel as Executive Vice President, Operations in August 2008.  Mr. Murphy joined Merisel after 22 years of service at Pitney Bowes Inc. where he held a variety of management positions and, since January 2003, served as Executive Director in charge of global operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.  Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2008, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which also includes the code of ethics that applies to the Company’s finance professionals as required by SEC rules and regulations.  The Code of Business Conduct can be found on the Company’s website www.merisel.com.

 Audit Committee

The Board of Directors maintains an Audit Committee that is currently comprised of Mr. Grant, who chairs the Committee, Mr. Schoenberg and Mr. Badie.  The Board of Directors has determined that Messrs. Grant and Schoenberg, both independent Directors as defined by the SEC and NASD, are “audit committee financial experts,” as defined by the SEC rules.

Item 11.    Executive Compensation

Summary of Executive Compensation 2007-2008

The following table sets forth the compensation of the Company’s Chief Executive Officer and each of the other two most highly compensated executive officers for services in all capacities to the Company in 2007 and 2008, except as otherwise indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Donald R. Uzzi Chief Executive Officer and President	2007 2008	400,000 400,000	-- 135,000	261,136 102,667	183,167 --	-- --	-- --	6,750 6,900	851,053 644,567
John J. Sheehan President, Color Edge Visual	2007 2008	300,000 300,000	-- --	19,250 19,250	-- --	-- --	-- --	6,750 6,900	326,000 326,150
Guy Claudy President, Crush	2007 2008	250,000 268,547	108,188 --	19,250 19,250	-- --	-- --	-- --	6,750 6,900	384,188 294,697

(1)
The dollar amount represents the amounts recognized in 2007 and 2008 for financial statement reporting purposes in accordance with SFAS No. 123R.  The weighted average grant date fair value of the shares was $4.31 and the weighted average period over which that cost is expected to be recognized is 2.4 years.

(2)  The dollar amount represents the amounts recognized in 2007 for financial statement reporting purposes in accordance with SFAS No. 123R.  Under SFAS No. 123R, an issuer recognizes the grant date fair value of an award over the requisite service period.  For purposes of this calculation, the impact of forfeitures is excluded until they actually occur.  None of the Company’s NEOs forfeited options during 2007 or 2008.  We based the fair value of stock awards on the market price of the shares awarded on the date of the determination of eligibility.  The weighted average grant date fair value of the shares was $8.33 and the weighted average period over which that cost is expected to be recognized is one year.

 (3)  The dollar amount represents the Company’s contributions to the 401(k) Plan.

Outstanding Equity Awards at December 31, 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald R.Uzzi	100,000 100,000 100,000	- - -	- - -	5.00 8.00 12.00	11/22/2014 11/22/2014 11/22/2014	26,667	20,267	-	-
John J. Sheehan	-	-	-	-		5,000	3,800	-	-
Guy Claudy	-	-	-	-		5,000	3,800	-	-

(1)	Unvested restricted shares reported in this column for each named executive officer will vest on December 13, 2009.

 Pension Benefits

 The Company does not offer pension benefits to its executive officers.

 Non-qualified Defined Contribution and other Nonqualified Deferred Compensation Plans

 The Company does not offer non-qualified contribution or other deferred compensation plans to its executive officers.

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

Mr. Uzzi did not receive an annual performance bonus for calendar years 2008 and 2007.  On January 18, 2008, the Board of Directors granted Mr. Uzzi a special bonus award of $135,000, payable at the earlier of May 15, 2008, or the closing of a change in control transaction.

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

Compensation, Termination and Change of Control Agreements of Other NEOs

John J. Sheehan is employed pursuant to an agreement dated March 2005 with Merisel Americas, whereby Mr. Sheehan serves as President of Color Edge Visual.  The employment agreement provides for a five year-term that continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 60 days prior to the expiration of the then-effective term.

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

Guy Claudy is employed pursuant to an agreement dated August 8, 2005 with Merisel Americas whereby Mr. Claudy serves as President of Crush, an indirect wholly-owned subsidiary of the Company.  The employment agreement provides for a four-year term that continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 60 days prior to the expiration of the then-effective term.  It contains customary confidentiality, non-compete and non-solicitation provisions.

Under the employment agreement, Mr. Claudy receives a base salary of $250,000 per year.  The base salary may be increased to $268,750 per year if Crush attains EBITDA of at least $4,200,000 on a rolling, four-quarter basis, and to $288,900 per year if Crush attains EBITDA of at least $5,200,000 on a rolling four-quarter basis.  Mr. Claudy also is eligible for an annual bonus with a target level of 60% of his base salary, to be awarded by the Board of Directors or the Compensation Committee based on achievement by Merisel Americas of forecasted EBITDA in the financial plan approved by the Board of Directors and such other criteria as may be determined by the Board of Directors or the Compensation Committee.

If Mr. Claudy’s employment is terminated by the Company without “cause” (as defined in the employment agreement) or Mr. Claudy terminates his employment for “good reason” (as defined in the employment agreement), Mr. Claudy will be entitled, upon signing a waiver and release in substantially the form set forth in the Agreement, to severance payments equal to one year’s base salary, plus any accrued and unpaid bonus amounts owed for the year of termination, pro-rated through the date of termination, and any other amounts owed to him through the date of termination.  Merisel Americas does not make any severance payments if it does not renew Mr. Claudy’s employment and provides Mr. Claudy written non-renewal notice at least 60 days prior to expiration of the four-year employment term.  If Mr. Claudy is terminated for “cause”, he will only be entitled to his earned and unpaid base salary through the date of termination.  If Mr. Claudy is terminated due to death or Disability (as defined in the employment agreement), Mr. Claudy will be entitled to (i) a pro rata portion of his annual bonus for the calendar year in which the termination occurs, based upon the attainment of the applicable criteria up to the date of termination, plus any annual bonus for a completed calendar year that has accrued but not yet paid at the time of such termination and (ii) a continuation of his base salary for 30 days commencing on the date of termination.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2008, information relating to the compensation of each director of the Company who served during the fiscal year and who was not a named executive officer. Compensation received or accrued by Donald R. Uzzi, Chief Executive Officer and President of the Company and Chairman of the Board of Directors, is fully reflected in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
Edward A. Grant	96,500 (includes 43,000 Special Committee)	26,883	-	-	-	-	123,333
Lawrence J. Schoenberg	93,000 (includes 40,000 Special Committee)	26,883	-	-	-	-	119,883
Ronald P. Badie	97,000 (includes 48,000 Special Committee)	26,883	-	-	-	-	123,883
Albert J. Fitzgibbons III	42,000	26,883	-	-	-	-	68,883
Bradley J. Hoecker	42,000	26,883	-	-	-	-	68,883

 (1)   Represents the 2007 annual award of restricted stock valued at $28,000 on December 13, 2007, as amortized through the vesting period ending on December 13, 2008.

 (2)   Does not include $28,000 contingent cash grant awarded to non-employee Directors on December 3, 2008 (in lieu of their 2008 annual award of restricted stock) and vesting on December 3, 2009.

Narrative to Director Compensation Table

All cash and stock awards described in the above table were paid to the Company’s non-employee directors pursuant to the Company’s compensation plan for non-employee directors, which was first adopted by the Board of Directors in 2005 and is described in detail below.  In addition, during 2007 and 2008, three members of the Board of Directors also served as members of a Special Committee of the Board of Directors to assess strategic options; all compensation accrued for such service was paid in 2008.

Beginning in 2006, each non-employee director is entitled to receive an annual retainer fee of $30,000 and additional payments of $1,500 for each Board of Directors meeting attended ($500 for meetings held telephonically after four telephonic meetings per year, which are included in the annual retainer), $2,000 quarterly for acting as the chairman of the Audit Committee of the Board of Directors, $1,000 quarterly for acting as the chairman of any other Committee of the Board of Directors, $1,250 quarterly for acting as lead director (a position created in the third quarter of 2005) and $500 for each Committee meeting attended, plus reimbursement for travel expenses incurred by attending Board of Directors and Committee meetings.  In addition, beginning in 2006, non-employee directors are entitled to an annual grant of restricted stock with a fair market value of $28,000 as determined at the date the grant is authorized, which vests on the first anniversary of the date of grant. If a director leaves for any reason, other than a change of control, prior to vesting, all unvested shares are forfeited.  New or substituted securities or other property will be substituted for unvested shares in the event of a consolidation, a merger or sale of all, or substantially all, of the assets of the Company.

Non-employee directors are able to elect on an annual basis to take up to 25 percent of their annual retainer fee in shares of Common Stock in lieu of cash, based on the market price of the Common Stock on the first day of the quarter following each annual meeting of stockholders.

During 2008, the market price of the Company’s publicly-traded Common Stock dropped precipitously due to a number of factors, including termination of the Company’s March 28, 2008 Merger Agreement with certain subsidiaries of American Capital Strategies, Ltd. and subsequent litigation arising therefrom, as well as economic conditions that severely affected the general economy, the industries to which the Company is a supplier, the imaging and specialty printing industry as a whole and the Company’s performance.  In early November 2008, in the course of its review of management and non-employee director compensation, the Compensation Committee determined that a December 2008 stock award in the amount of $28,000 worth of Common Stock to each non-employee director, as required under the non-employee directors’ compensation plan described above, would have had a disproportionately dilutive effect upon the Company’s outstanding shares of Common Stock because each non-employee director of the Company would have been entitled to receive more than five times the number of shares that had been issued to him in previous years.

Therefore, the Compensation Committee consulted with the Company’s outside counsel and outside compensation consultant and recommended to the Board of Directors that the Company amend the non-employee directors’ compensation plan, for 2008 only.  On November 4, 2008, the Board of Directors adopted the Compensation Committee’s recommendation.  The amendment replaced the scheduled 2008 grant to each director of restricted common stock with a $28,000 contingent cash grant, which grant will vest upon the same terms as the restricted stock.  Accordingly, each $28,000 cash grant will vest and be payable to the non-employee director one year after the date of grant or earlier in the event of a defined “change of control,” and payment will be contingent upon the non-employee director remaining on the Board of Directors through such vesting date.

The Company does not have a uniform policy or agreement concerning payments to directors upon their departure from the Board.  No directors left the Board in 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 3030, 2009, as to shares of our common stock beneficially owned by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and our Chief Executive Officer and the named executive officers at the end of the last completed fiscal year  and (iii) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

	Shares Beneficially Owned
Name	Number	Percentage

Phoenix Acquisition Company II, L.L.C. (1)	6,722,034	68.26%
540 Madison Avenue, 25th Floor
New York, NY 10022
Freestone Opportunity Partners LP and Gary Furukawa (2)	769,241	7.81%
1191 Second Avenue, Suite 2100
Seattle, WA 98101
Ronald P. Badie	18,714	*
Albert J. Fitzgibbons III (3)	18,714	*
Edward A. Grant	13,223	*
Bradley J. Hoecker (3)	18,714	*
Lawrence J. Schoenberg	54,773	*
Donald R. Uzzi (4)	530,000	5.38%
John J. Sheehan (5)	15,000	*
Guy Claudy (5)	14,500	*
All Directors and Executive Officers as a Group (11 Persons) (6)		*
	725,138	7.36%

*Represents less than 1%

(1)
As of March 30, 2009, Phoenix Acquisition Company II, L.L.C., together with its affiliates, Stonington Capital Appreciation 1994 Fund, L.P., Stonington Partners, L.P., Stonington Partners, Inc. II, and Stonington Partners, Inc. held beneficial ownership (with shared voting power and shared dispositive power) of 6,722,034 shares, including 1,722,034 shares of the common stock of Merisel, into which the 301,356 shares of convertible preferred stock of Merisel that are beneficially owned by Phoenix Acquisition Company II, L.L.C. are convertible at its option. Absent such conversion, Phoenix Acquisition Company II, L.L.C. (together with its affiliates) would beneficially own approximately 68% of the outstanding common stock of Merisel.

(2)
Based on information contained in the Schedule 13G/A filed on February 14, 2008 with the SEC by Freestone Opportunity Partners LP, Gary I. Furukawa and Freestone Advisors, LLC, such persons beneficially owned an aggregate of 769,241 shares of Merisel common stock as of December 31, 2007.

(3)
Messrs. Fitzgibbons and Hoecker are directors or partners of certain affiliates of Phoenix Acquisition Company II, L.L.C. and may therefore be deemed to beneficially own 6,722,034 shares of common stock beneficially owned by Phoenix Acquisition Company II, L.L.C. and its affiliates. Each of Mr. Fitzgibbons and Mr. Hoecker disclaims such beneficial ownership and the information set forth in the table above solely reflects beneficial ownership of Mr. Fitzgibbons and Mr. Hoecker in each of their individual capacities.

(4)	Includes 300,000 shares of common stock that are subject to currently exercisable stock options and 26,667 shares of restricted stock.

(5)	Includes 5,000 shares of unvested restricted stock.

(6)	Includes all shares of restricted stock and all shares of common stock that are subject to stock options.

Change of Control

The limited partnership agreement of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), which, as the parent of Phoenix Acquisition Company II, L.L.C., controls 68% of the Company’s outstanding common stock, provides for the Fund’s termination and the liquidation and distribution of its assets to its limited partners at the end of a set term.  As of the date hereof, the Fund’s original term has expired and the Fund is engaged in the liquidation of its assets by December 31, 2009, unless the limited partnership agreement is amended.  If an asset of the Fund, such as publicly listed stock, cannot be liquidated, the limited partnership agreement permits the general partners to distribute that stock to the limited partners as part of their distribution of assets, unless a majority in interest of the limited partners approves the retention of an investment. In the event that the Company’s common stock owned by Phoenix Acquisition Company II, L.L.C. is either sold or distributed to the Fund’s limited partners, the sale or distribution would constitute a “change of control” of the Company.  To date, the Company has not received any notice that such transaction concerning Company stock is planned.

Equity Compensation Plan Information

The following table provides information regarding the shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by the stockholders	300,000 (2)	$8.33	501,807 (3)

1.	Excludes shares reflected in the first column.
2.	Represents outstanding options granted under the Company’s 1997 Stock Award and Incentive Plan.
3.      Represents 1,807 shares available for issuance under the 1997 Stock Award and Incentive Plan and 500,000 shares available for issuance under the 2008 Stock Award and Incentive Plan.

Item 13.                          Certain Relationships and Related Transactions and Director Independence

There are no family relationships among any of the executive officers and directors of the Company.

In March 2006, the Company entered into indemnity agreements (the “Indemnity Agreements”) with each of its directors, Mr. Uzzi, and Jon H. Peterson, the Company’s current Chief Financial Officer. The Company later entered into an Indemnity Agreement with Mr. Grant upon his election to the Board.  The Indemnity Agreements provide that the Company will indemnify each party (the “Indemnitee”) against expenses and damages in connection with claims relating to the Indemnitee’s service to the Company, to the fullest extent permitted by the Company’s bylaws and the Delaware General Corporation Law.

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

During 2008, the Company paid a $750,000 contingent earnout payment to the stockholders of 1919 Empire, Inc., formerly known as Crush Creative, Inc., pursuant to the Asset Purchase Agreement, dated July 6, 2005, as amended, among MCRU, LLC, Crush Creative, Inc. and certain selling stockholders.  Mr. Claudy, the President of Crush, received $187,500 of such payment as a former Crush Creative, Inc. stockholder.

During 2007, the Company paid a $416,666 contingent earnout payment to the former stockholders and officers of Fuel Digital pursuant to the Asset Purchase Agreement among Merisel FD, LLC, Fuel Digital and certain selling stockholders, dated October 4, 2006.  Mr. Propati, Merisel’s Executive Vice President of Operations until February 27, 2009, and former President of Fuel Digital, received $41,666 of such payment pursuant to his Employment Agreement with Merisel FD, LLC, dated October 4, 2006.

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

Name of Parent	Basis of Control	Immediate Parent	Percentage of Voting Securities Owned or Other Basis of Control
Phoenix Acquisition Company II, L.L.C.	Ownership/control of common stock constituting 68% of outstanding shares	Stonington Capital Appreciation 1994 Fund, L.P.	100%

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

Item 14.                        Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by BDO Seidman, LLP (“BDO”), the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2007 and 2008, review of the quarterly financial statements for 2007 and 2008 and fees billed for other services rendered by BDO in 2007 and 2008.

	2007	2008
Audit fees	$270,000	$268,500
Audit-related fees (1)	58,650	55,000
Total	$328,650	$323,500

(1)       The 2007 billings relate to the 2006 audit of the employee benefit plan and various consulting services. The 2008 billings relate to the 2007 audit of the employee benefit plan and various consulting services.

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

PART IV

Item 15.                          Exhibits and Financial Statement Schedules.

(a)           List of documents filed as part of this Report:

1.	Financial Statements included in Item 8:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2007 and 2008.
•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008.
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008.
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008.
•	Notes to Consolidated Financial Statements.

2.	Exhibits:

The exhibits listed on the accompanying Index of Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009                                                                      MERISEL, INC.

By:/s/  Donald R. Uzzi
Donald R. Uzzi
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Donald R. Uzzi Donald R. Uzzi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2009

/s/Jon H. Peterson Jon H. Peterson	Chief Financial Officer (Principal Accounting Officer)	March 31, 2009

/s/Ronald P. Badie Ronald P. Badie	Director	March 31, 2009

/s/Albert J. Fitzgibbons III Albert J. Fitzgibbons III	Director	March 31, 2009

/s/Bradley J. Hoecker Bradley J. Hoecker	Director	March 31, 2009

/s/Edward A. Grant Edward A. Grant	Director	March 31, 2009

/s/Lawrence J. Schoenberg Lawrence J. Schoenberg	Director	March 31, 2009

Index of Exhibits

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Merger dated March 28, 2008, among TU Holdings, Inc., TU Merger, Inc. and Merisel, Inc.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008.**
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

Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **

2.10	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.11	Asset Purchase Agreement dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, LLC, Fuel Digital, Inc. and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **
3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
*10.1	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.2	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
10.3	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C. dated as of June 2, 2000.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000. **
10.4	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. **
*10.5	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
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
10.17
Amendment No. 1 to Credit Agreement dated as of August 8, 2005 by and among MCRU, Color Edge LLC (formerly known as MCEI, LLC), Color Edge Visual, LLC (formerly known as MCEV, LLC), Comp 24 LLC (formerly known as MC24, LLC), Merisel Americas, Inc., the Company and Amalgamated Bank, entered into in connection with the MCEI/MCEV Credit Agreement.

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

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008.**
*10.27	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.28	Amendment No. 2 to Employment Agreement, dated January 18, 2008, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.29	Merisel, Inc. 2008 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2008. **
10.30
Amendment No. 3 to Credit Agreement, dated March 26, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, and Amalgamated Bank, as lender.

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