Form 10-Q
period 2009-03-31
MERISEL INC /DE/
filed 2009-05-15
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). YES ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ LARGE ACCELERATED FILER,  ☐ ACCELERATED FILER  ☐ NON-ACCELERATED FILER ☒ SMALLER REPORTING COMPANY

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐  NO  ☒

As of May 15, 2009 the registrant had 7,242,284 shares of Common Stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.                   Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 31, 2009	December 31, 2008
Current assets:	(Unaudited)
Cash and cash equivalents	$9,402	$9,752
Accounts receivable, net of allowance of $250 and $334, respectively	13,322	17,597
Inventories	2,622	3,268
Prepaid expenses and other current assets	3,330	1,191
Deferred tax asset, net	2,621	2,616
Total current assets	31,297	34,424

Property and equipment, net	7,655	7,519

Restricted cash	2,982	2,961
Other assets	103	121
Intangible assets, net	4,734	5,129
Trademarks	10,609	10,609
Goodwill	13,924	13,649
Deferred tax asset, net	37,267	37,320

Total assets	$108,571	$111,732

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2009	December 31, 2008
	(Unaudited)
Current liabilities:
Accounts payable	$2,224	$4,785
Accrued liabilities	4,329	4,748
Capital lease obligations, current maturities	49	69
Installment notes, current maturities	300	500
Revolving credit agreement	-	8,630
Total current liabilities	6,902	18,732

Revolving credit agreement	8,630	-
Capital lease obligations, less current maturities	-	17
Other liabilities	722	710
Total liabilities	16,254	19,459

Commitments and contingencies	-	-

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 295,447 shares issued and Outstanding	30,136	-

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares; 289,653 shares issued and outstanding	-	29,544
Common stock, $.01 par value, authorized 30,000,000 shares; 8,463,671 and 8,473,503 issued and 7,248,452 and 7,385,322 outstanding, respectively	85	85
Additional paid-in capital	270,177	270,713
Accumulated deficit	(206,161)	(206,261)
Treasury stock at cost, 1,215,219 and 1,088,181 shares repurchased, respectively	(1,920)	(1,808)
Total stockholders’ equity	92,317	92,273

Total liabilities and stockholders’ equity	$108,571	$111,732

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$17,102	$21,352

Cost of sales	10,736	11,965

Gross profit	6,366	9,387

Selling, general & administrative expenses	6,150	10,481

Operating income (loss)	216	(1,094)

Interest expense, net	41	1

Income (loss) from continuing operations before provision (benefit) for income tax	175	(1,095)

Income tax provision (benefit)	75	(460)

Income (loss) from continuing operations	100	(635)

Loss from discontinued operations, net of taxes	-	(4)
Net income (loss)	100	(639)
Preferred stock dividends	592	547
Net loss available to common stockholders	$(492)	$(1,186)

Loss per share (basic and diluted):
Loss from continuing operations available to common stockholders	$(0.07)	$(0.15)
Loss from discontinued operations, net of taxes	0.00	0.00
Net loss available to common stockholders	$(0.07)	$(0.15)
Weighted average number of shares
Basic	7,241	7,881
Diluted	7,241	7,881

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2009	2008
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100	$(639)
Less: loss from discontinued operations	-	(4)
Net income (loss) from continuing operations	100	(635)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	56	117
Deferred occupancy costs	12	39
Bad debt provision (benefit)	(84)	58
Deferred income taxes	48	(466)
Depreciation and amortization	1,239	1,163
Changes in operating assets and liabilities:
Accounts receivable	4,359	427
Inventories	646	(91)
Prepaid expenses and other assets	(2,121)	(573)
Restricted cash	(21)	(27)
Accounts payable	(2,561)	1,326
Accrued liabilities	(694)	(2,218)
Net cash provided by (used in) operating activities	979	(880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(980)	(455)
Net cash used in investing activities	(980)	(455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(37)	(102)
Bank debt repayments	(200)	(149)
Purchase of treasury stock	(112)	-
Net cash used in financing activities	(349)	(251)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(350)	(1,586)

DISCONTINUED OPERATIONS
Cash used in discontinued operations	-	(4)
NET CASH USED IN DISCONTINUED OPERATIONS	-	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(350)	(1,590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,752	15,254
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,402	$13,664

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Supplemental disclosure of cash flow information:
	For the Three Months Ended March 31,
Cash paid during the period for:	2009	2008
Income taxes	$-	$189
Interest expense	79	209
Non-cash investing and financing activities:
Preferred dividends accumulated	592	547
Capital Expenditures	-	416

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of March 31, 2009, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date.

Certain reclassifications were made to prior year statements to conform to the current year presentation.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

3.	New Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 142-3 on January 1, 2009 and it did not have a material impact on the consolidated financial statements.

In December 2007, the FASB revised Statement No. 141, “Business Combinations” (“SFAS No. 141(R)”). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any non-controlling interest in an acquisition, at their fair values as of the acquisition date. The Statement is effective for fiscal years beginning on or after December 15, 2008. The impact on the Company of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date. The Company adopted SFAS No. 141(R) on January 1, 2009. SFAS No 141(R) will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in our first quarter of 2008 There were no non-financial assets and non-financial liabilities requiring initial measurement or subsequent re-measurement during the first quarter of 2009. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active.The Company adopted FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities on January 1, 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS 157-4 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009, and shall be applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 applies to all financial statements within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP SFAS 107-1 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009. The Company does not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP No. FAS 115-2 and FAS 124-2 are required to be applied to interim and annual periods ending after June 15, 2009. Accordingly, the Company will comply with the provisions of FSP No. FAS 115-2 and FAS 124-2, as applicable, during the second quarter of fiscal year 2009. The application of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material effect on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following:
	March 31, 2009	December 31, 2008
Raw materials	$1,409	$1,748
Work in process	1,217	1,525
Reserve for obsolescence	(4)	(5)
Total inventory, net	$2,622	$3,268

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

5.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	March 31, 2009	December 31, 2008
Customer relationships	$2,865	$2,926
Non-compete agreements	888	1,095
Employee agreements	156	241
Trade know-how	825	867
Total	$4,734	$5,129

Amortization expense relating to intangible assets was $395 and $394 for the three months ended March 31, 2009 and 2008 respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended March 31,
Amount
2010	$1,361
2011	507
2012	414
2013	413
2014	357
Thereafter	1,682
Total	$4,734

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

Because of the Company’s strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (27.0% at March 31, 2009 and 26.3% at December 31, 2008) of total assets.  As prescribed under FAS 142 “Goodwill and Other Intangible Assets,” the Company tests annually for possible impairment to goodwill.  The Company compiles information regarding its reporting units’ expected growth and performance for future years and prepares the models and calculations used to perform step one of the impairment test. If necessary, the Company engages a valuation analysis expert to complete step two of the impairment test. The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The Company continually monitors the expected cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

As of March 31, 2009, the Company’s market capitalization was approximately $4,700, which is substantially lower than the Company’s estimated combined fair values of its reporting units. The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units as of December 31, 2008 (the annual testing date) to its market value (based upon its stock price at December 31, 2008), which included the quantification of a controlling interest premium. In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s report units and its market capitalization:

•	The Company’s stock is thinly traded;

•	The decline in the Company’s stock price during 2009 is not correlated to a change in the overall operating performance of the Company; and

•	Previously unseen pressures in the stock price are in place given the global financial and economic crisis.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

6.	Fair Value Measurements

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an Income approach and inputs that constitute level 3. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. Thus, the fair value of the reporting unit is represented by the fair value of the Company, assuming a controlling interest. As such, a premium for control is added to the non-controlling equity value, as calculated by the market price of the Company common stock which is publicly traded. This measurement would be classified based on level 2 input.

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Accrued liabilities:
Compensation and other benefit accruals	$2,538	$3,161
State and local sales taxes and other taxes	179	170
Other accruals	1,612	1,417
Total accrued liabilities	$4,329	$4,748

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

8.	Income Taxes

At March 31, 2009, the Company had available U.S. Federal net operating loss carryforwards of $251,752 which expire at various dates beginning December 31, 2011. As of March 31, 2009, $29,601 of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code of 1986 as a result of an ownership change.  The restricted net operating loss is subject to an annual limitation of $7,476.  At March 31, 2009, the Company had available California net operating loss carryforwards of $11,822 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2007 based on historical operating results and, based on a ten-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a net deferred tax asset in the amount of $34,972 for the year ended December 31, 2007. A similar analysis was made at December 31, 2008. Based on a ten-year forecast, the Company recorded a deferred tax benefit for its 2008 loss and recorded an additional net deferred tax asset of $4,964. At March 31, 2009, the deferred tax asset has been decreased to $39,888 as a result of utilization, and is net of the same valuation allowance. Management will continue to assess the realizability of the deferred tax asset in the future to determine if it requires adjustment. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

The provision (benefit) for income taxes consisted of the following:

	For the Three Months Ended March 31,
	2009	2008

Current
Federal	$-	$-
State	27	6
Total current provision	27	6

Deferred, net of valuation allowance
Federal	8	(310)
State	40	(156)
Total deferred provision (benefit)	48	(466)

Total income tax provision (benefit)	$75	$(460)

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

9.	Debt

On March 26, 2009, the Company entered into an amendment to the Amalgamated Credit Agreement as a result of non-compliance with one of the three financial covenants contained in the Amalgamated Credit Agreement. The Company was not in compliance with the leverage ratio as of December 31, 2008. For the period from January 1, 2008 through December 31, 2008 only, the amendment changes the calculation of adjusted consolidated EBITDA under the Facility and waives the Company’s noncompliance with the leverage ratio requirements under the prior definition. In addition, effective as of March 26, 2009, the amendment reduces the Company’s borrowing base under the Facility from 85% to 80% of eligible accounts receivable and sets the interest rate for the Company’s borrowings under its lines of credit at 1% over the Base Rate. The March 26, 2009 amendment sets the termination date for the Facility at April 13, 2010.  All other terms and conditions of the Amalgamated Credit Agreement remain in full force and effect.  At December 31, 2008, the Company reclassified the balance of the revolving credit agreement to short-term because the Company was uncertain that it would be in compliance with the financial covenants of the Amalgamated Credit Agreement.  The Company was in compliance with the leverage ratio requirement as of March 31, 2009.

10.	Commitments and Contingencies

On June 23, 2008, Merisel filed a Verified Complaint against TU Holdings, Inc., TU Merger, Inc. and American Capital Strategies, Ltd. (collectively “ACAS”) in the Chancery Court for the State of Delaware (Case No. CA3845-VCN) arising out of the Merger Agreement dated March 28, 2008 between the Company and ACAS (the “Merger Agreement”).  In its Complaint, Merisel asserted five counts against ACAS:  Count I for declaratory relief, seeking a declaration that Merisel validly terminated the Merger Agreement and was entitled to the Reverse Termination Fee; Count II for breach of contract for ACAS’ wrongful termination of the Merger Agreement; Count III for breach of contract for ACAS’ failure to fulfill the terms of the Merger Agreement and consummate the merger transaction; and Counts IV and V for breach of contract for ACAS’ breach of specific terms in the Merger Agreement.

On August 12, 2008, ACAS filed an “Answer, Separate Defenses and Counterclaims” in response to Merisel’s Complaint.  In its Separate Defenses, ACAS alleged that Merisel breached several provisions of the Merger Agreement, including a provision providing ACAS with access to Merisel’s books and records and a provision pertaining to Merisel’s warranties and representations in the Merger Agreement.  ACAS alleged that, as a result of these breaches, as well as the occurrence of a Company Material Adverse Effect, ACAS was entitled to terminate the Merger Agreement and that it was not, therefore, liable to Merisel for the Reverse Termination Fee.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

On March 30, 2009, Merisel and ACAS successfully mediated their dispute before the Honorable Stephen P. Lamb of the Court of Chancery.  In accordance with their settlement agreement, ACAS paid Merisel $2,000 and the parties filed with the Court of Chancery a stipulation of dismissal, dismissing with prejudice their claims against one another. The Company recorded the $2,000 as income for the three months ended March 31, 2009. Additionally, the Company recorded expenses related to legal and investment banking fees related to the sale of the Company to ACAS of $73 and $834 for the three months ended March 31, 2009 and 2008, respectively. Both the income from the ACAS settlement and the expenses related to legal and investment banking fees are recorded in selling, general, and administrative expenses in the Company’s Statements of Operations.

In connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel Digital dated October 4, 2006 (the “APA”), Merisel informed Fuel Digital and its former shareholders (collectively, the “Sellers”) in November 2008 that Fuel Digital’s continuing business had not met performance criteria which would entitle the Sellers to an earnout payment for the one-year period ended September 30, 2008.  On December 16, 2008, Merisel received, as required by the APA, a timely Notice of Disagreement from the Sellers contesting Merisel's calculations.  On April 9, 2009, the parties executed an agreement under which the Company agreed to pay $275 to Sellers in settlement of the earnout payment for the one-year period ended September 30, 2008.  The amount has been accrued as of March 31, 2009 and recorded as an increase to goodwill.

11.	Stock-Based Compensation

Stock Option Grants

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”). On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”). At March 31, 2009, 35,340 shares were available for grant under the 1997 Plan and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair value of the Company's Common Stock at the date of grant.

As of March 31, 2009, 300,000 options remain outstanding under the 1997 Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at March 31, 2009	300,000	$8.33
Options exercisable at March 31, 2009	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	At 3/31/09 33/3/31/09	In Years	Price	At 3/31/09 3/31/09	Price

$5.00	100,000	7	$5.00	100,000	$5.00
$8.00	100,000	7	$8.00	100,000	$8.00
$12.00	100,000	7	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of March 31, 2009, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at March 31, 2009.

As of March 31, 2009, there was no unrecognized compensation costs related to stock-based employee compensation expense.

Restricted Stock Grants

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related three-year vesting period starting in December 2006. Compensation expense was $53 and $54 for the three months ended March 31, 2009 and 2008, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related vesting period starting in August 2007. Compensation expense was $0 and $38 for the three months ended March 31, 2009 and 2008, respectively.

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, will be recorded over the related one-year vesting period starting in December 2007. Compensation expense was $0 and $19 for the three months ended March 31, 2009 and 2008, respectively.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period. Compensation expense was $3 and $6 for the three months ended March 31, 2009 and 2008, respectively.

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2009, and changes during the three months ended March 31, 2009 is as follows:
	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2008	67,334	$3.83
Granted	-	N/A
Vested	-	N/A
Cancelled	(9,832)	$3.27
Nonvested shares at March 31, 2009	57,502	$3.93

As of March 31, 2009, there was $157 total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 9 months.

12.	Temporary Equity

In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 68% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50.  At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends.  In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(UNAUDITED)

In accordance with EITF Abstracts, Topic D-98 “Classification and Measurement of Redeemable Securities”, the Company has determined that as of March 31, 2009, the Convertible Preferred should be treated outside of permanent equity. Regulation S-X requires preferred securities that are redeemable for cash to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes that if the preferred security holders control a majority of the votes of the board of directors through direct representation on the board of directors or through other rights, the preferred security is redeemable at the option of the holder and its classification outside of permanent equity is required.  During the first quarter of 2009, Stonington Partner’s ownership percentage of the Company’s common stock increased such that, according to Company’s bylaws, it now has sufficient votes to change the size and composition of the board of directors. As such, the Company believes the Convertible Preferred is redeemable at the option of the holder and should be re-classified to outside permanent equity. The Company will continue to accrue dividends on the Convertible Preferred, which will increase temporary equity and continue to decrease net income available to common shareholders.

13.	Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of March 31, 2009, the Company had repurchased 1,215,219 shares, for an aggregate cost of $1,920; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets.  The Company repurchased 127,038 shares for an aggregated cost of $112 during the three months ended March 31, 2009.

14.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps.  The term of the lease is 5 years with a rental rate of $9 per month.  Rental expense was $27 for the three months ended March 31, 2009 and 2008, respectively.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a net loss available to common shareholders of ($492) or ($0.07) per share for the three months ended March 31, 2009, respectively, as compared to a loss of ($1,186) or ($0.15) per share for the three months ended March 31, 2008, respectively.

Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Net Sales - Net sales were $17,102 for the three months ended March 31, 2009 compared to $21,352 for the three months ended March 31, 2008. The decrease of $4,250 or 19.9% was due to weakening demand for our client services due to softer economic conditions throughout the United States.

Gross Profit – Total gross profit was $6,366 for the three months ended March 31, 2009 compared to $9,387 for the three months ended March 31, 2008. The decrease in total gross profit of $3,021 or 32.2% was primarily due to the 19.9% decline in net sales. Gross margin percentage decreased to 37.2% for the three months ended March 31, 2009 from 44.0% for the three months ended March 31, 2008. This decrease resulted from higher (percentage of sales) costs for raw materials, outside purchases, delivery and shipping expenses, depreciation on production equipment, and production rent and utilities expense. Actual production labor costs for the quarter ended March 31, 2009 also increased as a percentage of sales compared to the quarter ended March 31, 2008, but were down $617 or 15.6% in absolute dollars.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $6,150 for the three months ended March 31, 2009 from $10,481 for the three months ended March 31, 2008. The decrease of $4,330 or 41.3% was due primarily to the $2,000 legal settlement with ACAS, which was recorded as income during the first quarter of 2009. Additionally, decreases in legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement of $760, sales salaries and commission expense of $451, other compensation costs of $380, and professional fees of $322 contributed to the reduction in total Selling, General and Administrative costs. Excluding the gain from the legal settlement with ACAS, total Selling, General and Administrative expenses as a percentage of sales decreased to 47.7% for the three months ended March 31, 2009 compared to 49.1% for the three months ended March 31, 2008.

Interest Expense, Net - Interest expense increased to $41 in the three months ended March 31, 2009 from $1 in the three months ended March 31, 2008. The increase was due to a decrease in interest income of $127 due to lower balances in short-term interest-bearing investments classified as cash offset by a $88 reduction in interest expense resulting from lower installment note balances.

Income Taxes – The Company recorded income tax expense of $75 for the three months ended March 31, 2009 compared to a benefit of $460 for the three months ended March 31, 2008. Income tax expense in the current quarter is recorded at an effective tax rate of 42.9%, which compares to a 42.0% tax rate in the first quarter of 2008.

Discontinued Operations – The Company did not have income or loss from discontinued operations during the three months ended March 31, 2009. Loss from discontinued operations for the three months ended March 31, 2008 was $4 related to professional fees.

Net Income - As a result of the above items, the Company had net income of $100 for the three months ended March 31, 2009 compared to a loss of $639 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $979 during the three months ended March 31, 2009.  The primary source of cash was a decrease of $4,275 in accounts receivable offset by decreases in accounts payable of $2,561 and accrued liabilities of $694.

Net cash used in operating activities was $880 during the three months ended March 31, 2008.  The primary uses of cash were a decrease in accrued liabilities of $2,218 offset by an increase in accounts payable of $1,326.

Net cash used in investing activities for capital expenditures was $980 and $455 for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, net cash used in financing activities was $349 and $251, respectively, of which $237 and $251 related to repayments of installment notes and capital lease payments, respectively. Additionally the Company used $112 to repurchase treasury stock during the three months ended March 31, 2009.

Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 68% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued dividends of $15,136 and $14,544 were recorded at March 31, 2009 and December 31, 2008, respectively.  At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50.  At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends.  In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  As of March 31, 2009, no redemptions have been made.

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

On February 27, 2008, the Company and its operating subsidiaries entered into a three-year amendment and extension of the Company’s two credit agreements with Amalgamated (collectively, the “Amalgamated Credit Agreement”) to extend and combine the existing borrowings into a single $15,500 revolving credit facility (the “Facility”) and a $800 term loan (the “Term Loan”). The amendment provided for interest at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%.  As of March 31, 2009, this rate was 3.25%.

From March 1, 2008 through March 27, 2009, the Company’s borrowing base under the Facility was set at 85% of its eligible accounts receivable. The Facility must be prepaid when the amount of the borrowings exceeds the borrowing base. In addition, borrowings under the Term Loan and the Facility must be prepaid with net cash proceeds that result from certain sales or issuances of stock or from capital contributions. Voluntary prepayments are permitted, in whole or in part, without premium or penalty, at the Company’s option, in minimum principal amounts of $100.

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

As of March 31, 2009, the Company has $8,930 outstanding debt at variable interest rates.

The Company has available borrowing capacity under the Facility at March 31, 2009. Management believes that, with its cash balances it has sufficient liquidity. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of March 31, 2009.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 23, 2008, Merisel filed a Verified Complaint against TU Holdings, Inc., TU Merger, Inc. and American Capital Strategies, Ltd. (collectively “ACAS”) in the Chancery Court for the State of Delaware (Case No. CA3845-VCN) arising out of the Merger Agreement dated March 28, 2008 between the Company and ACAS (the “Merger Agreement”).  In its Complaint, Merisel asserted five counts against ACAS:  Count I for declaratory relief, seeking a declaration that Merisel validly terminated the Merger Agreement and was entitled to the Reverse Termination Fee; Count II for breach of contract for ACAS’ wrongful termination of the Merger Agreement; Count III for breach of contract for ACAS’ failure to fulfill the terms of the Merger Agreement and consummate the merger transaction; and Counts IV and V for breach of contract for ACAS’ breach of specific terms in the Merger Agreement.

On August 12, 2008, ACAS filed an “Answer, Separate Defenses and Counterclaims” in response to Merisel’s Complaint.  In its Separate Defenses, ACAS alleged that Merisel breached several provisions of the Merger Agreement, including a provision providing ACAS with access to Merisel’s books and records and a provision pertaining to Merisel’s warranties and representations in the Merger Agreement.  ACAS alleged that, as a result of these breaches, as well as the occurrence of a Company Material Adverse Effect, ACAS was entitled to terminate the Merger Agreement and that it was not, therefore, liable to Merisel for the Reverse Termination Fee.

On March 30, 2009, Merisel and ACAS successfully mediated their dispute before the Honorable Stephen P. Lamb of the Court of Chancery.  In accordance with their settlement agreement, ACAS paid Merisel $2 million and the parties filed with the Court of Chancery a stipulation of dismissal, dismissing with prejudice their claims against one another.

In connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel Digital dated October 4, 2006 (the “APA”), Merisel informed Fuel Digital and its former shareholders (collectively, the “Sellers”) in November 2008 that Fuel Digital’s continuing business had not met performance criteria which would entitle the Sellers to an earnout payment for the one-year period ended September 30, 2008.  On December 16, 2008, Merisel received, as required by the APA, a timely Notice of Disagreement from the Sellers contesting Merisel's calculations.  On April 9, 2009, the parties executed an agreement under which the Company agreed to pay $275 to Sellers in settlement of the earnout payment for the one-year period ended September 30, 2008.

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

Item 2. Purchases of Merisel Equity Securities

(In thousands except share and per share amounts)

The Company repurchased 127,038 shares of Merisel common stock during the three-month period ended March 31, 2009.  Since the inception of the Company’s first share repurchase program in July 2001 and through March 31, 2009, the Company has repurchased 1,215,219 shares of Merisel common stock.

Share repurchases for the three-month period ended March 31, 2009 were as follows:
Period	Total Number of Shares Purchased (1) (4)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (3) (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3(4)

January 1-31, 2009	56,528	$0.99	56,528	$2,147
February 1-28, 2009	51,600	0.72	51,600	2,110
March 1-31, 2009	18,910	0.90	18,910	2,093

Total	127,038		127,038

(1) All purchases are pursuant to publicly announced programs. From inception through July 23, 2008, all repurchases were open market transactions designed to comply with Rule 10b-18.  On July 23, 2008 the Company publicly announced expansion of its share repurchase program to include privately negotiated transactions.
(2) Average share prices exclude brokerage fees.
(3) The Board has authorized the repurchase of shares of Merisel common stock as follows:

Date Share Repurchase Programs were Publicly Announced	Approximate Dollar Value Authorized to be Repurchased
July 3, 2001	$1,000
September 1, 2004	1,000
August 14, 2006*	2,000

Total dollar value of shares authorized to be repurchased as of March 31, 2009	$4,000

All share repurchase programs are authorized in dollar values of shares as of date of purchase. Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased the full dollar amount of shares authorized for repurchase thereunder. Although the Company’s July 3, 2001 and September 1, 2004 programs have not been formally terminated, the Board has relied upon the August 14, 2006 program for the Company’s recent repurchases.
(4) All transactions are calculated as of March 31, 2009 and for the three-month and inception to date periods ending on such date.

*Amended as of July 23, 2008 to include privately negotiated transactions to purchase shares as well as open market transactions.

Item 5. Other Information

As reported in the Current Report on Form 8-K filed on February 17, 2009, Jon H. Peterson, the Company’s Executive Vice President and Chief Financial Officer, and Merisel had mutually agreed to terminate their employment relationship, effective April 30, 2009. The Company and Mr. Peterson have agreed to extend Mr. Peterson’s employment as Executive Vice President and Chief Financial Officer until June 19, 2009.

Item 6. Exhibits
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

Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **

2.7	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.8	Asset Purchase Agreement dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, LLC, Fuel Digital, Inc. and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **
3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
*10.1	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.2	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
10.3	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C. dated as of June 2, 2000.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000. **

10.4	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. **
*10.5	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
*10.6	Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and Kenneth Wasserman.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
*10.7	Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and John Sheehan.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.8	Credit Agreement dated as of March 1, 2005 by and among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., MC24, LLC and Amalgamated Bank.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.9	Pledge Agreement, dated as of March 1, 2005, made among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.10	Security Agreement, dated as of March 1, 2005, made by MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and MC24, LLC, in favor of Amalgamated Bank.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.11	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.12	Credit Agreement dated as of March 1, 2005 by and among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., MCEI, LLC, MCEV, LLC and Amalgamated Bank.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **

10.13	Pledge Agreement, dated as of March 1, 2005, made among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.14
Security Agreement, dated as of March 1, 2005 made by MC24, LLC, Merisel, Inc., Merisel Americas Inc., MCEI, LLC, MCEV, LLC, and each of their Subsidiaries from time to time parties thereto, in favor of Amalgamated Bank.

Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.15	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.16
Amendment No. 1 to Credit Agreement dated as of August 8, 2005 by and among MCRU, Color Edge LLC (formerly known as MCEI, LLC), Color Edge Visual, LLC (formerly known as MCEV, LLC), Comp 24 LLC (formerly known as MC24, LLC), Merisel Americas, Inc., the Company and Amalgamated Bank, entered into in connection with the MCEI/MCEV Credit Agreement.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
*10.17	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**
*10.18	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.**
10.19	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI).	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2006. **
10.20	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV).	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006. **

*10.21	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **
*10.22	Employment Agreement dated May 1, 2006 between Jon H. Peterson and Merisel, Inc.	Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. **
10.23
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
10.24
Reaffirmation and Confirmation Agreement (Security Documents), dated February 27, 2008, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, in favor of Amalgamated Bank.

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008.**
*10.25	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.26	Amendment No. 2 to Employment Agreement, dated January 18, 2008, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.27	Merisel, Inc. 2008 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2008. **

10.28
Amendment No. 3 to Credit Agreement, dated March 26, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. **.
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Code of Business Conduct.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2009

Merisel, Inc.

By: /s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President
                            By: /s/ Jon H. Peterson
Jon H. Peterson
Chief Financial Officer