Form 10-Q
period 2009-06-30
MERISEL INC /DE/
filed 2009-08-14
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009 the registrant had 7,237,284 shares of Common Stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$10,285	$9,752
Accounts receivable, net of allowance of $350 and $334, respectively	11,753	17,597
Inventories	2,287	3,268
Prepaid expenses and other current assets	1,113	1,191
Deferred tax asset, net	1,378	2,616
Total current assets	26,816	34,424

Property and equipment, net	7,043	7,519

Restricted cash	3,005	2,961
Other assets	85	121
Intangible assets, net	4,339	5,129
Trademarks	10,609	10,609
Goodwill	13,924	13,649
Deferred tax asset, net	40,536	37,320

Total assets	$106,357	$111,732

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2009	December 31, 2008
	(Unaudited)
Current liabilities:
Accounts payable	$2,789	$4,785
Accrued liabilities	4,371	4,748
Capital lease obligations, current maturities	33	69
Installment notes, current maturities	200	500
Revolving credit agreement	8,630	8,630
Total current liabilities	16,023	18,732

Capital lease obligations, less current maturities	-	17
Other liabilities	714	710
Total liabilities	16,737	19,459

Commitments and contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 301,356 shares issued and Outstanding at June 30, 2009	30,738	-

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 300,000 shares; 289,653 shares issued and Outstanding at December 31, 2008	-	29,544
Common stock, $.01 par value, authorized 30,000,000 shares; 8,458,671 and 8,473,503 issued and 7,237,284 and 7,385,322 outstanding, respectively	85	85
Additional paid-in capital	269,629	270,713
Accumulated deficit	(208,905)	(206,261)
Treasury stock at cost, 1,221,387 and 1,088,181 shares repurchased, respectively	(1,927)	(1,808)
Total stockholders’ equity	89,620	92,273

Total liabilities and stockholders’ equity	$106,357	$111,732

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$12,377	$20,342	$29,479	$41,694

Cost of sales	9,102	11,735	19,838	23,700

Gross profit	3,275	8,607	9,641	17,994

Selling, general & administrative expenses	8,024	10,406	14,174	20,887

Operating loss	(4,749)	(1,799)	(4,533)	(2,893)

Interest expense, net	48	24	89	25

Loss from continuing operations before benefit for income tax	(4,797)	(1,823)	(4,622)	(2,918)

Income tax benefit	(2,053)	(789)	(1,978)	(1,249)

Loss from continuing operations	(2,744)	(1,034)	(2,644)	(1,669)

Income from discontinued operations, net of taxes	-	4	-	-
Net loss	(2,744)	(1,030)	(2,644)	(1,669)
Preferred stock dividends	602	556	1,194	1,103
Loss available to common stockholders	$(3,346)	$(1,586)	$(3,838)	$(2,772)

Loss per share (basic and diluted):
Loss from continuing operations available to common Stockholders	$(0.46)	$(0.20)	$(0.53)	$(0.35)
Loss from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net loss available to common stockholders	$(0.46)	$(0.20)	$(0.53)	$(0.35)
Weighted average number of shares
Basic	7,187	7,893	7,214	7,889
Diluted	7,187	7,893	7,214	7,889

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,644)	$(1,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	110	219
Deferred occupancy costs	4	72
Bad debt provision (benefit)	225	(43)
Deferred income taxes	(1,978)	(1,267)
Depreciation and amortization	2,491	2,362
Changes in operating assets and liabilities:
Accounts receivable	5,619	(1,227)
Inventories	981	(660)
Prepaid expenses and other assets	114	(737)
Restricted cash	(44)	(56)
Accounts payable	(1,996)	2,611
Accrued liabilities	(377)	(2,164)
Net cash provided by (used in) operating activities	2,505	(2,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition earnout payments	(275)	(750)
Capital expenditures	(1,225)	(1,395)
Net cash used in investing activities	(1,500)	(2,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(53)	(161)
Bank debt repayments	(300)	(275)
Purchase of treasury stock	(119)	-
Net cash used in financing activities	(472)	(436)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	533	(5,140)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,752	15,254
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,285	$10,114

Cash paid during the period for:
Interest expense	$149	$336
Non-cash investing and financing activities:
Preferred dividends accumulated	1,194	1,103
Reversal of acquisition accruals	-	89

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

1.      Description of Business

The Company and its subsidiaries operate in a single reporting segment, the visual communications services business.  It entered that business beginning March 2005, through a series of acquisitions, which continued through 2006. These acquisitions include Color Edge, Inc. and Color Edge Visual, Inc. (together “Color Edge”); Comp 24, LLC (“Comp 24”); Crush Creative, Inc. (“Crush”); Dennis Curtin Studios, Inc. (“DCS”); Advertising Props, Inc. (“AdProps”); and Fuel Digital, Inc. (“Fuel”). The acquisitions of the Company’s seven operating entities are referred to below as “Acquisitions.”

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of June 30, 2009, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009. The condensed consolidated balance sheet at December 31, 2008, has been derived from audited consolidated financial statements at that date. The Company has evaluated subsequent events through August 14, 2009, the date of issuance of the Company’s condensed financial statements.

Certain reclassifications were made to prior year statements to conform to the current year presentation.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

3.	New and Recently Adopted Accounting Standards

In July 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS No. 168 will become non-authoritative.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FASB did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 applies to all financial statements within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP SFAS 107-1 is effective beginning with the Company’s quarterly report on Form 10-Q for the period ending June 30, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP No. FAS 115-2 and FAS 124-2 are required to be applied to interim and annual periods ending after June 15, 2009. Accordingly, the Company complied with the provisions of FSP No. FAS 115-2 and FAS 124-2, as applicable, during the second quarter of fiscal year 2009. The application of FSP No. FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS 157-4 is effective beginning with the Company’s quarterly report on Form 10-Q for the period ending June 30, 2009, and shall be applied prospectively. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009 and it did not have a material impact on the consolidated financial statements.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which are effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. The Company adopted FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities on January 1, 2009, and it did not have a material impact on the financial statements.

4.	Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw materials	$1,335	$1,748
Work in process	955	1,525
Reserve for obsolescence	(3)	(5)
Total inventory, net	$2,287	$3,268

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

5.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	June 30, 2009	December 31, 2008
Customer relationships	$2,803	$2,926
Non-compete agreements	682	1,095
Employee agreements	71	241
Trade know-how	783	867
Total	$4,339	$5,129

Amortization expense relating to intangible assets was $395 for the three months ended June 30, 2009 and 2008, and $790 and $789 for the six months ended June 30, 2009 and 2008, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended June 30,
Amount
2010	$1,123
2011	454
2012	413
2013	413
2014	336
Thereafter	1,600
Total	$4,339

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Because of the Company’s strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (27.1% at June 30, 2009, and 26.3% at December 31, 2008) of total assets. As prescribed under FAS 142 “Goodwill and Other Intangible Assets,” the Company reviews the carrying value of goodwill for impairment at least annually using a two-step fair value based impairment test. If necessary, the Company engages a valuation analysis expert to assist in the completion of the impairment test. Performing step one of the impairment test requires significant judgments including estimation of future cash flows, which, among other factors, is dependent on internal forecasts, estimation of the long-term rate of growth for reporting units, and determination of the weighted average cost of capital. Changes in any estimates or assumptions could materially affect the determination of fair value and result in goodwill and/or other intangible impairment for each reporting unit. New information can dramatically change the decision about the valuation of an intangible asset in a very short period of time. If current economic conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

As of June 30, 2009, the Company’s market capitalization for its common stock was approximately $3,200, which is substantially lower than the Company’s estimated combined fair values of its reporting units. The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units as of December 31, 2008 (the annual testing date), to its market value (based upon its stock price at December 31, 2008), which included the quantification of a controlling interest premium. In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s report units and its market capitalization:

•	The Company’s stock is thinly traded;

•	The decline in the Company’s stock price during 2009 is not correlated to a change in the overall operating performance of the Company;

•	Previously unseen pressures in the stock price are in place given the global financial and economic crisis; and

•	The Company has a substantial amount of Convertible Preferred Stock outstanding which is not traded in the public market.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

6.	Fair Value Measurements

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described as follows:
•	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•
Level 2- Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3- Inputs that are unobservable for the asset or liability.

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

Financial instruments include cash and cash equivalents. The approximate fair values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their carrying value because of their short-term nature. The revolving credit fair value approximates carrying value due to the variable nature of the interest rate.

7.	Accrued Liabilities

Accrued liabilities consist of the following:
	June 30, 2009	December 31, 2008
Accrued liabilities:
Compensation and other benefit accruals	$2,621	$3,161
State and local sales taxes and other taxes	97	170
Other accruals	1,653	1,417
Total accrued liabilities	$4,371	$4,748

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

8.	Income Taxes

At June 30, 2009, the Company had available U.S. Federal net operating loss carryforwards of $251,752 which expire at various dates beginning December 31, 2011. As of June 30, 2009, $29,601 of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code of 1986 as a result of an ownership change.  The restricted net operating loss is subject to an annual limitation of $7,476.  At June 30, 2009, the Company had available California net operating loss carryforwards of $11,822 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

At December 31, 2007, based on historical operating results and based on a ten-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a net deferred tax asset in the amount of $34,972 for the year ended December 31, 2007. A similar analysis was made at December 31, 2008. Based on a ten-year forecast, the Company recorded a deferred tax benefit for its 2008 loss and recorded an additional net deferred tax asset of $4,964. At June 30, 2009, the deferred tax asset was $41,914.  As of June 30, 2009, the Company continues to believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. If current economic conditions persist longer or deteriorate further than expected, it is possible that the Company’s forecasts of future taxable income could change in future periods. Any changes in judgments or forecasts could cause an additional valuation allowance to be necessary in the future. Management will continue to assess the realizability of the deferred tax asset in the future to determine if it requires adjustment. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

The benefit for income taxes consisted of the following:

	For the Three Months Ended June 30		For the Six Months Ended June 30,
	2009	2008	2009	2008

Continuing Operations:
Current	$(27)	$12	$-	$18
Deferred	(2,026)	(801)	(1,978)	(1,267)
Net Change in Valuation Allowance	-	-	-	-
	(2,053)	(789)	(1,978)	(1,249)

The above is further comprised of the following:
Federal	(1,485)	(592)	(1,477)	(902)
State	(568)	(197)	(501)	(347)
	(2,053)	(789)	(1,978)	(1,249)

Deferred tax expense, net of change in
valuation allowance:
Federal	(1,485)	(592)	(1,477)	(902)
State	(541)	(209)	(501)	(365)
	(2,026)	(801)	(1,978)	(1,267)

9.	Debt

On March 26, 2009, the Company entered into an amendment to the Amalgamated Credit Agreement as a result of non-compliance with one of the three financial covenants contained in the Amalgamated Credit Agreement. The Company was not in compliance with the leverage ratio as of December 31, 2008. For the period from January 1, 2008 through December 31, 2008, only, the amendment changes the calculation of adjusted consolidated EBITDA under the Facility and waives the Company’s noncompliance with the leverage ratio requirements under the prior definition. In addition, effective as of March 26, 2009, the amendment reduces the Company’s borrowing base under the Facility from 85% to 80% of eligible accounts receivable and sets the interest rate for the Company’s borrowings under its lines of credit at 1% over the Base Rate. As of June 30, 2009, this rate was 4.25%. The March 26, 2009 amendment sets the termination date for the Facility at April 13, 2010.  All other terms and conditions of the Amalgamated Credit Agreement remain in full force and effect.  At December 31, 2008, the Company reclassified the balance of the revolving credit agreement to short-term because the Company was uncertain that it would be in compliance with the financial covenants of the Amalgamated Credit Agreement.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

As of June 30, 2009, the Company was not in compliance with the leverage ratio; however the Bank has waived the Company’s non-compliance. At June 30, 2009, the balance on the revolving credit agreement was $8,630 and the balance on the installment notes was $200.

As of June 30, 2009, the Company’s borrowing base was below the outstanding balance on the revolving credit agreement. During August 2009, the Company paid down the outstanding balance by $600 to $8,030 under the terms of the loan agreement.

10.	Commitments and Contingencies

On June 23, 2008, Merisel filed a Verified Complaint against TU Holdings, Inc., TU Merger, Inc. and American Capital Strategies, Ltd. (collectively “ACAS”) in the Chancery Court for the State of Delaware (Case No. CA3845-VCN) arising out of the Merger Agreement dated March 28, 2008, between the Company and ACAS (the “Merger Agreement”).  In its Complaint, Merisel asserted five counts against ACAS:  Count I for declaratory relief, seeking a declaration that Merisel validly terminated the Merger Agreement and was entitled to the Reverse Termination Fee; Count II for breach of contract for ACAS’ wrongful termination of the Merger Agreement; Count III for breach of contract for ACAS’ failure to fulfill the terms of the Merger Agreement and consummate the merger transaction; and Counts IV and V for breach of contract for ACAS’ breach of specific terms in the Merger Agreement.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On March 30, 2009, Merisel and ACAS successfully mediated their dispute before the Honorable Stephen P. Lamb of the Court of Chancery.  In accordance with their settlement agreement, ACAS paid Merisel $2,000 and the parties filed with the Court of Chancery a stipulation of dismissal, dismissing with prejudice their claims against one another. The Company recorded the $2,000 as a reduction in expense during the first quarter of 2009. Additionally, the Company recorded expenses related to legal and investment banking fees related to the sale of the Company to ACAS of $4 and $1,106 for the three months ended June 30, 2009 and 2008, respectively and $77 and $1,940 for the six months ended June 30, 2009 and 2008, respectively. Both the reduction in expense from the ACAS settlement and the expenses related to legal and investment banking fees are recorded in selling, general, and administrative expenses in the Company’s Statements of Operations.

In connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel Digital dated October 4, 2006 (the “APA”), Merisel informed Fuel Digital and its former shareholders (collectively, the “Sellers”) in November, 2008, that Fuel Digital’s continuing business had not met performance criteria which would entitle the Sellers to an earnout payment for the one-year period ended September 30, 2008.  On December 16, 2008, Merisel received, as required by the APA, a timely Notice of Disagreement from the Sellers contesting Merisel's calculations.  On April 9, 2009, the parties executed an agreement under which the Company agreed to pay $275 to Sellers in settlement of the earnout payment for the one-year period ended September 30, 2008.  The amount was paid on April 15, 2009 and recorded as an increase to goodwill.

On May 19, 2009, the President of Crush sent a letter of resignation for "Good Reason" as defined in his employment agreement. He claimed that the Company breached his employment agreement by reducing his base salary and materially reducing his responsibilities. Additionally, he claimed that he was defamed by the Company thereby creating a hostile work environment. In a letter dated June 5, 2009, the Company stated that it did not accept the resignation, denied the allegations of defamation, adjusted his salary, and offered to work with him to address any remaining concerns. Moreover, the Company advised the employee that it was providing him 60-days notice that his employment agreement would not be renewed. On July 2, 2009, the Company received a letter from the American Arbitration Association advising it that the employee had filed a Demand for Arbitration. In the Demand, the employee claims $2,500 in compensation for unpaid bonuses, base salary, loss of future compensation, damages, and punitive damages. On July 2, 2009, the employee terminated his employment with the Company based on the termination date given in his letter of resignation. As of August 14, 2009, an arbitration date had not yet been scheduled. The Company has not accrued for any payment because the amount of the loss is not currently probable or reasonably estimable.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”), in April 2009, that Crush Creative’s continuing business had not met the performance criteria which would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008. On April 29, 2009, Merisel received, as required by the Crush APA, a timely Notice of Disagreement by which the Crush Sellers contested Merisel’s calculations.  If the parties are unable to independently resolve this dispute, they will initiate binding arbitration through a third-party accounting firm (the "Arbitration Firm"), as provided for in the Crush APA. If the Arbitration Firm finds that Crush Creative has met the relevant performance criteria, the Crush Sellers will be entitled to a payment of up to $750. The Company has not accrued for any payment because the amount of the loss is not currently probable or reasonably estimable

11.	Stock-Based Compensation

Stock Option Grants

On December 19, 1997, the Company’s stockholders approved the Merisel, Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”). On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”). At June 30, 2009, 35,340 shares were available for grant under the 1997 Plan and 500,000 shares were available for grant under the 2008 Plan. As of June 30, 2009, no options have been granted under the 2008 Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair value of the Company's Common Stock at the date of grant.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

As of June 30, 2009, 300,000 options remain outstanding under the 1997 Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at June 30, 2009	300,000	$8.33
Options exercisable at June 30, 2009	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	At 6/30/09 33/3/31/09	In Years	Price	At 6/30/09 3/31/09	Price

$5.00	100,000	5.4	$5.00	100,000	$5.00
$8.00	100,000	5.4	$8.00	100,000	$8.00
$12.00	100,000	5.4	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of June 30, 2009, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at June 30, 2009.

As of June 30, 2009, there was no unrecognized compensation costs related to stock-based employee compensation expense.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Restricted Stock Grants

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, is recorded over the related three-year vesting period starting in December 2006. Compensation expense was $51 and $53 for the three months ended June 30, 2009 and 2008, respectively and $104 and $107 for the six months ended June 30, 2009 and 2008, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, is recorded over the related one-year vesting period starting in August, 2007. Compensation expense was $25 and $63 for the three and six months ended June 30, 2008, respectively. There was no expense for the three and six months ended June 30, 2009.

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, is recorded over the related one-year vesting period starting in December, 2007. Compensation expense was $19 and $38 for the three and six months ended June 30, 2008. There was no expense for the three and six months ended June 30, 2009.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, is recorded over the related three-year vesting period. Compensation expense was $3 and $5 for the three months ended June 30, 2009 and 2008, respectively and $6 and $11 for the six months ended June 30, 2009 and 2008, respectively.

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2009, and changes during the six months ended June 30, 2009, is as follows:
	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2008	67,334	$3.83
Granted	-	N/A
Vested	(833)	$5.50
Cancelled	(14,832)	$3.46
Nonvested shares at June 30, 2009	51,669	$3.91

As of June 30, 2009, there was $94 of unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. A majority of that cost is expected to be recognized over a weighted average period of approximately six months.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

12.	Temporary Equity

In May 2000, the Board of Directors designated 300,000 shares of the Company’s authorized 1,000,000 unclassified shares of preferred stock, par value $0.01 per share, of those unclassified shares as convertible preferred stock (the “Convertible Preferred”). On June 30, 2009, the Board of Directors designated an additional 300,000 unclassified shares as Convertible Preferred. In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 69% of the Company’s outstanding common stock, purchased 150,000 shares of the Convertible Preferred issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of June 30, 2009, 157,383 shares of Convertible Preferred have been accrued as dividends. As of June 30, 2009, 151,356 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,027 shares will be issued during the third quarter of 2009. Additionally, cumulative accrued dividends of $15,738 and $14,544 were recorded as temporary equity at June 30, 2009, and as equity at December 31, 2008. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50.  At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends.  In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

In accordance with EITF Abstracts, Topic D-98 “Classification and Measurement of Redeemable Securities,” the Company has determined that as of June 30, 2009, the Convertible Preferred should be treated outside of permanent equity. Regulation S-X requires preferred securities that are redeemable for cash to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes that if the preferred security holders control a majority of the votes of the board of directors through direct representation on the board of directors or through other rights, the preferred security is redeemable at the option of the holder and its classification outside of permanent equity is required.  During the first quarter of 2009, Stonington Partner’s ownership percentage of the Company’s common stock increased such that, according to Company’s bylaws, it now has sufficient votes to change the size and composition of the board of directors. As such, the Company believes the Convertible Preferred is redeemable at the option of the holder and should be re-classified to outside permanent equity. The Company will continue to accrue dividends on the Convertible Preferred, which will increase temporary equity and continue to decrease net income available to common shareholders.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

13.	Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of June 30, 2009, the Company had repurchased 1,221,387 shares, for an aggregate cost of $1,927; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets.  The Company repurchased 6,168 and 133,206 shares for an aggregated cost of $7 and $119 during the three and six months ended June 30, 2009, respectively.

14.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps.  The term of the lease is 5 years with a rental rate of $9 per month. Rental expense was $27 and $54 for the three and six months ended June 30, 2009 and 2008, respectively.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(3,346) or $(0.46) and $(3,838) or $(0.53) per share for the three and six months ended June 30, 2009, respectively, as compared to a loss of $(1,586) or $(0.20) and $(2,772) or $(0.35) per share for the three and six months ended June 30, 2008, respectively.

Three Months Ended June 30, 2009, as Compared to the Three Months Ended June 30, 2008

Net Sales - Net sales were $12,377 for the three months ended June 30, 2009, compared to $20,342 for the three months ended June 30, 2008. The decrease of $7,965 or 39.2% was due to weakening demand for our client services due to the ongoing weak economic conditions throughout the United States, and specifically in the retail market, which represents a significant portion of our customer base. The decline in sales was due primarily to a decrease in volume with the Company’s existing customers, as the Company’s customer base remains substantially intact.

Gross Profit – Total gross profit was $3,275 for the three months ended June 30, 2009, compared to $8,607 for the three months ended June 30, 2008. The decrease in total gross profit of $5,332 or 61.9% was primarily due to the 39.2% decline in net sales, combined with a decrease in gross profit percentage to 26.5% for the three months ended June 30, 2009, from 42.3% for the three months ended June 30, 2008. This 15.8% decrease in gross margin percentage resulted from higher (percentage of sales) costs for raw materials, production labor, and fixed costs including depreciation on production equipment, and production rent and utilities expense. Production labor costs increased as a percentage of revenues but decreased by $697 or 18.9% in absolute dollars.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $8,024 for the three months ended June 30, 2009, from $10,406 for the three months ended June 30, 2008. The decrease of $2,382 or 22.9% was due primarily to decreases in legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement of $1,102, sales salaries and commission expense of $1,073, and other compensation costs of $201. Total Selling, General and Administrative expenses as a percentage of sales increased to 64.8% for the three months ended June 30, 2009, compared to 51.2% for the three months ended June 30, 2008.

Interest Expense, Net - Interest expense increased to $48 in the three months ended June 30, 2009, from $24 in the three months ended June 30, 2008. The increase was due to a decrease in interest income of $79 due to lower interest rates on balances in short-term interest-bearing investments classified as cash, offset by a $55 reduction in interest expense resulting from lower installment note balances.

Income Taxes – The Company recorded income tax benefit of $2,053 for the three months ended June 30, 2009, compared to a benefit of $789 for the three months ended June 30, 2008. Income tax expense in the current quarter is recorded at an effective tax rate of 42.8%, which compares to a 43.3% tax rate in the first quarter of 2008.

Net Loss - As a result of the above items, the Company had net loss of $2,744 for the three months ended June 30, 2009, compared to a loss of $1,030 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009, as Compared to the Six Months Ended June 30, 2008

Net Sales - Net sales were $29,479 for the six months ended June 30, 2009, compared to $41,694 for the six months ended June 30, 2008. The decrease of $12,215 or 29.3% was due to weakening demand for our client services due to the ongoing weak economic conditions throughout the United States, and specifically in the retail market, which represents a significant portion of our customer base. The decline in sales was due primarily to a decrease in volume with the Company’s existing customers, as the Company’s customer base remains substantially intact
Gross Profit – Total gross profit was $9,641 for the six months ended June 30, 2009, compared to $17,994 for the six months ended June 30, 2008. The decrease in total gross profit of $8,353 or 46.4% was primarily due to the 29.3% decline in net sales, combined with a decrease in gross profit percentage to 32.7% for the six months ended June 30, 2009, from 43.2% for the six months ended June 30, 2008. This 10.5% decrease in gross margin percentage resulted from higher (percentage of sales) costs for raw materials, production labor, and fixed costs including depreciation on production equipment, and production rent and utilities expense. Production labor decreased by $1,314 or 16.8% in absolute dollars while increasing as a percentage of sales when compared to the six months ended June 30, 2008.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $14,174 for the six months ended June 30, 2009, from $20,887 for the six months ended June 30, 2008. The decrease of $6,713 or 32.1% was due primarily to the $2,000 legal settlement with ACAS, which was recorded as a reduction in expense during the first quarter of 2009, coupled with decreases in legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement of $1,862, sales salaries and commission expense of $1,524, other compensation costs of $580, insurance costs of $481 and professional fees of $423. Excluding the gain from the legal settlement with ACAS, total Selling, General and Administrative expenses as a percentage of sales increased to 54.6% for the six months ended June 30, 2009, compared to 50.1% for the six months ended June 30, 2008.

Interest Expense, Net - Interest expense increased to $89 in the six months ended June 30, 2009, from $25 in the six months ended June 30, 2008. The increase was due to a decrease in interest income of $207 due to lower interest rates on lower balances in short-term interest-bearing investments classified as cash offset by a $143 reduction in interest expense resulting from lower installment note balances.

Income Taxes – The Company income tax benefit of $1,978 for the six months ended June 30, 2009, compared to a benefit of $1,249 for the six months ended June 30, 2008. Income tax expense in the current period is recorded at an effective tax rate of 42.8%, which compares to a 42.8% tax rate in the first six months of 2008.

Net Loss - As a result of the above items, the Company had net loss of $2,644 for the six months ended June 30, 2009 compared to a loss of $1,669 for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $2,505 during the six months ended June 30, 2009.  The primary source of cash was a decrease of $5,619 in accounts receivable, depreciation and amortization of $2,491, and a decrease in inventories of $981, partially offset by the net loss of $2,644, deferred taxes of  $1,978 and decreases in accounts payable of $1,996.  The net loss was reduced by the ACAS settlement of $2,000 ($1,144 after tax benefit).

Net cash used by operating activities was $2,559 during the six months ended June 30, 2008. The primary uses of cash were the net loss of $1,669, and increases of $1,227 in accounts receivable, of $660 in inventory, and of $737 in prepaid assets partially offset by an increase in accounts payable of $2,611 and stock based compensation of $219.

For the six months ended June 30, 2009, net cash used in investing activities was $1,500 which consisted of $275 used for acquisition related expenditures and $1,225 used for capital expenditures.

For the six months ended June 30, 2008, net cash used in investing activities was $2,145 which consisted of $750 used for acquisition related expenditures and $1,395 used for capital expenditures.

For the six months ended June 30, 2009 and 2008, net cash used in financing activities was $472 and $436, respectively, of which $353 and $436 related to repayments of installment notes and capital lease payments, respectively. Additionally the Company used $119 to repurchase treasury stock during the six months ended June 30, 2009.

Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 69% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of June 30, 2009, 157,383 shares of Convertible Preferred have been accrued as dividends. As of June 30, 2009, 151,356 shares have been issued to Stonington Partners, Inc in payment of that accrual. The remaining 6,027 shares will be issued during the third quarter of 2009. Additionally, cumulative accrued dividends of $15,738 and $14,544 were recorded as temporary equity at June 30, 2009 and as equity at December 31, 2008. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50.  At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  At the Company’s option, on or after June 30, 2003, the Company may redeem outstanding shares of the Convertible Preferred initially at $105 per share and declining to $100 on or after June 30, 2008, plus accrued and unpaid dividends.  In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  As of June 30, 2009, no redemptions have been made.

In connection with the Company's financing of the Comp 24 and Color Edge acquisitions, the Company and Amalgamated Bank (“Bank”) entered into two credit agreements dated March 1, 2005. The first credit agreement provided for a term loan in the amount of $500 with quarterly installment payments of $42 and a six-year revolving credit facility of $1,500.

The second credit agreement provided for a term loan in the amount of $2,000 with quarterly installment payments of $100 and a six-year revolving credit facility of $10,000. This credit agreement was amended on August 8, 2005, in connection with the Crush acquisition to, among other things, increase the revolving credit facility’s commitment by $4,000 to an aggregate of $14,000 and to add Crush as an additional borrower.

On February 27, 2008, the Company and its operating subsidiaries entered into a six-year amendment and extension of the Company’s two credit agreements with Amalgamated (collectively, the “Amalgamated Credit Agreement”) to extend and combine the existing borrowings into a single $15,500 revolving credit facility (the “Facility”) and a $800 term loan (the “Term Loan”). The amendment provided for interest at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%.

From March 1, 2008, through March 27, 2009, the Company’s borrowing base under the Facility was set at 85% of its eligible accounts receivable. The Facility must be prepaid when the amount of the borrowings exceeds the borrowing base. In addition, borrowings under the Term Loan and the Facility must be prepaid with net cash proceeds that result from certain sales or issuances of stock or from capital contributions. Voluntary prepayments are permitted, in whole or in part, without premium or penalty, at the Company’s option, in minimum principal amounts of $100.

Color Edge, Color Edge Visual and Crush are named as borrowers under the February 27, 2008, amendment.  All borrowings under the Amalgamated Credit Agreement are guaranteed by the Company, Merisel Americas, and each of their existing operating subsidiaries, as guarantors, and must be guaranteed by all of their future subsidiaries. The borrowings are secured by a first priority lien on substantially all, subject to certain exceptions, of the borrowers’ and the guarantors’ properties and assets, and the properties and assets of their existing and future subsidiaries.

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

Under the financial covenants contained in the Amalgamated Credit Agreement the Company shall maintain a maximum leverage ratio, a minimum debt service coverage ratio, and a minimum tangible net worth amount. The Company was not in compliance with the leverage ratio as of December 31, 2008, and as a result, on March 26, 2009, the Company entered into an amendment to the Amalgamated Credit Agreement. For the period from January 1, 2008 through December 31, 2008 only, the amendment changes the calculation of adjusted consolidated EBITDA under the Facility and waives the Company’s noncompliance with the leverage ratio requirements under the prior definition. In addition, effective as of March 26, 2009, the amendment reduces the Company’s borrowing base under the Facility from 85% to 80% of eligible accounts receivable and sets the interest rate for the Company’s borrowings under its lines of credit at 1% over the Base Rate. As of June 30, 2009, this rate was 4.25%. The March 26, 2009, amendment sets the termination date for the Facility at April 13, 2010.  All other terms and conditions of the Amalgamated Credit Agreement remain in full force and effect.

As of June 30, 2009, the Company was not in compliance with the leverage ratio; however the Bank has waived the Company’s non-compliance. The Company is currently in discussions with the Bank to amend the covenants and the Company anticipates completing an amendment during the third quarter of 2009. However, there can be no assurances that an amendment will be finalized.

As of June 30, 2009, the Company has $8,830 outstanding debt at variable interest rates.

As of June 30, 2009, the Company’s borrowing base was below the outstanding balance on the revolving credit agreement. During August 2009, the Company paid down the outstanding balance by $600 to $8,030 under the terms of the loan agreement.

Management believes that its current cash balances and cash flow from operations will be sufficient liquidity for the next twelve months. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2009.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel Digital dated October 4, 2006 (the “APA”), Merisel informed Fuel Digital and its former shareholders (collectively, the “Sellers”), in November 2008, that Fuel Digital’s continuing business had not met performance criteria which would entitle the Sellers to an earnout payment for the one-year period ended September 30, 2008.  On December 16, 2008, Merisel received, as required by the APA, a timely Notice of Disagreement by which the Sellers contested Merisel's calculations.  On April 9, 2009, the parties executed an agreement under which the Company paid $275,000 to the Sellers in settlement of the earnout payment for the one-year period ended September 30, 2008.

On May 19, 2009, the President of Crush provided the Company with a letter of resignation, in which he claimed that he was resigning for "Good Reason," as defined by his employment agreement. He claimed that the Company breached his employment agreement by reducing his base salary and materially reducing his responsibilities. Additionally, he claimed that he was defamed by the Company, and that this defamation resulted in a hostile work environment. In a letter dated June 5, 2009, the Company stated that it did not accept the resignation, denied the occurrence of defamation, adjusted his salary, and offered to work with him to address any remaining concerns.  The Company advised the employee that it was providing him with 60-days notice, as required by his employment agreement, that his employment agreement would not be renewed.  The employee departed the Company on July 2, 2009. On July 2, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising the Company that the employee had filed a Demand for Arbitration (the “Demand”) with the AAA.  In the Demand, the employee asserted a claim for $2,500,000 in compensation for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages.   An arbitration hearing date has not yet been scheduled.

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”), in April 2009, that Crush Creative’s continuing business had not met the performance criteria which would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008. On April 29, 2009, Merisel received, as required by the Crush APA, a timely Notice of Disagreement by which the Crush Sellers contested Merisel’s calculations.  If the parties are unable to independently resolve this dispute, they will initiate binding arbitration through a third-party accounting firm (the "Arbitration Firm"), as provided for in the Crush APA. If the Arbitration Firm finds that Crush Creative has met the relevant performance criteria, the Crush Sellers will be entitled to a payment of up to $750,000.

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

Item 2. Purchases of Merisel Equity Securities

(In thousands except share and per share amounts)

The Company repurchased 6,168 and 133,206 shares of Merisel common stock during the three and six-month periods ended June 30, 2009, respectively.  Since the inception of the Company’s first share repurchase program in July, 2001, and through June 30, 2009, the Company has repurchased 1,221,387 shares of Merisel common stock.

Share repurchases for the six-month period ended June 30, 2009, were as follows:
Period	Total Number of Shares Purchased (1) (4)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (3) (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3(4)

January 1-31, 2009	56,528	$0.99	56,528	$2,147
February 1-28, 2009	51,600	0.72	51,600	2,110
March 1-31, 2009	18,910	0.90	18,910	2,093
April 1- 30, 2009	6,168	1.02	6,168	2,087

Total	133,206		133,206

(1) All purchases are pursuant to publicly announced programs. From inception through July 23, 2008, all repurchases were open market transactions designed to comply with Rule 10b-18.  On July 23, 2008, the Company publicly announced expansion of its share repurchase program to include privately negotiated transactions.
(2) Average share prices exclude brokerage fees.
(3) The Board has authorized the repurchase of shares of Merisel common stock as follows:

Date Share Repurchase Programs were Publicly Announced	Approximate Dollar Value Authorized to be Repurchased
July 3, 2001	$1,000
September 1, 2004	1,000
August 14, 2006*	2,000

Total dollar value of shares authorized to be repurchased as of June 30, 2009	$4,000

All share repurchase programs are authorized in dollar values of shares as of date of purchase. Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased the full dollar amount of shares authorized for repurchase thereunder. Although the Company’s July 3, 2001, and September 1, 2004, programs have not been formally terminated, the Board has relied upon the August 14, 2006, program for the Company’s recent repurchases.
(4) All transactions are calculated as of June 30, 2009, and for the six-month and inception to date periods ending on such date.

*Amended as of July 23, 2008, to include privately negotiated transactions to purchase shares as well as open market transactions.

Item 5.  Other Information

On August 8, 2009, the four-year employment agreement between the Company and Guy Claudy, who served as President of Crush, expired by its terms.  On May 19, 2009, Mr. Claudy provided the Company with a letter of resignation, in which he claimed that he was resigning for "Good Reason," as defined by his employment agreement. In a letter dated June 5, 2009, the Company stated that it did not accept the resignation, denied the occurrence of defamation, adjusted his salary, and offered to work with him to address any remaining concerns.  The Company also advised Mr. Claudy that it was providing him with 60-days notice, as required by his employment agreement, that his employment agreement would not be renewed.  The parties attempted to reach a resolution through correspondence but were unable to do so.  Mr. Claudy departed the Company on July 2, 2009.  The parties are currently engaged in arbitration proceedings with respect to this matter.  See “Item 1. Legal Proceedings.”

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
10.22
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
10.23
Reaffirmation and Confirmation Agreement (Security Documents), dated February 27, 2008, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, in favor of Amalgamated Bank.

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008.**
*10.24	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.25	Amendment No. 2 to Employment Agreement, dated January 18, 2008, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.26	Merisel, Inc. 2008 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2008. **
10.27
Amendment No. 3 to Credit Agreement, dated March 26, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. .

*10.28	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**
*10.29	Amendment #3 to Employment Agreement, dated June 29, 2009 by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009.**
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2009

                   Merisel, Inc.

                   By: /s/ Donald R. Uzzi
                   Donald R. Uzzi
                   Chairman, Chief Executive Officer, and President

                   By: /s/ Victor L. Cisario
                   Victor L. Cisario
                   Chief Financial Officer