Form 10-Q
period 2009-09-30
MERISEL INC /DE/
filed 2009-11-16
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 10, 2009 the registrant had 7,214,784 shares of Common Stock outstanding.

MERISEL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Reference
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 5	Other Information	28
Item 6.	Exhibits	39
	SIGNATURES	36

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$8,422	$9,752
Accounts receivable, net of allowance of $359 and $334, respectively	11,992	17,597
Inventories	2,080	3,268
Prepaid expenses and other current assets	943	1,191
Deferred tax asset, net	1,447	2,616
Total current assets	24,884	34,424

Property and equipment, net	8,115	7,519

Restricted cash	2,232	2,961
Other assets	132	121
Intangible assets, net	3,958	5,129
Trademarks	10,609	10,609
Goodwill	13,924	13,649
Deferred tax asset, net	41,932	37,320

Total assets	$105,786	$111,732

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2009	December 31, 2008
	(Unaudited)
Current liabilities:
Accounts payable	$3,512	$4,785
Accrued liabilities	5,666	4,748
Capital lease obligations, current maturities	268	69
Installment notes, current maturities	-	500
Revolving credit agreement	-	8,630
Total current liabilities	9,446	18,732

Capital lease obligations, less current maturities	814	17
Revolving credit agreement	7,115	-
Other liabilities	705	710
Total liabilities	18,080	19,459

Commitments and contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 307,383 shares issued and outstanding at September 30, 2009	31,353	-

Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 300,000 shares; 289,653 shares issued and outstanding at December 31, 2008	-	29,544
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 and 8,473,503 issued and 7,232,284 and 7,385,322 outstanding, respectively	85	85
Additional paid-in capital	269,058	270,713
Accumulated deficit	(210,863)	(206,261)
Treasury stock at cost, 1,221,387 and 1,088,181 shares repurchased, respectively	(1,927)	(1,808)
Total stockholders’ equity	87,706	92,273

Total liabilities and stockholders’ equity	$105,786	$111,732

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$14,921	$21,607	$44,400	$63,301

Cost of sales	10,321	11,942	30,159	35,642

Gross profit	4,600	9,665	14,241	27,659

Selling, general & administrative expenses	7,918	9,359	22,092	30,246

Operating (loss) income	(3,318)	306	(7,851)	(2,587)

Interest expense, net	105	53	194	78

(Loss) income before (benefit) provision for income tax	(3,423)	253	(8,045)	(2,665)

Income tax (benefit) provision	(1,465)	109	(3,443)	(1,140)

Net (loss) income	(1,958)	144	(4,602)	(1,525)

Preferred stock dividends	615	568	1,809	1,671
Loss available to common stockholders	$(2,573)	$(424)	$(6,411)	$(3,196)

Loss per share (basic and diluted):
Net loss available to common stockholders	$(0.36)	$(0.05)	$(0.89)	$(0.41)
Weighted average number of shares
Basic	7,186	7,838	7,205	7,865
Diluted	7,186	7,838	7,205	7,865

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,602)	$(1,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	154	298
Deferred occupancy costs	(5)	33
Bad debt provision	356	34
Deferred income taxes	(3,443)	(1,082)
Gain on sale of equipment	(26)	-
Depreciation and amortization	3,725	3,572
Changes in operating assets and liabilities:
Accounts receivable	5,249	(2,622)
Inventories	1,188	(1,509)
Prepaid expenses and other assets	237	(523)
Restricted cash	729	222
Accounts payable	(1,273)	2,670
Accrued liabilities	268	(2,617)
Net cash provided by (used in) operating activities	2,557	(3,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition earnout payments	(275)	(750)
Capital expenditures	(1,364)	(2,030)
Net cash used in investing activities	(1,639)	(2,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(114)	(237)
Bank debt repayments	(2,015)	(275)
Purchase of treasury stock	(119)	(319)
Net cash used in financing activities	(2,248)	(831)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,330)	(6,660)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,752	15,254
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,422	$8,594

Cash paid during the period for:
Income taxes	$-	$255
Interest expense	294	455
Non-cash investing and financing activities:
Preferred dividends accumulated	1,809	1,671
Reversal of acquisition accruals	-	89
Increase in accrued purchases of equipment and lease acquisitions	2,085	-

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

1.      Description of Business

Merisel, Inc. and Subsidiaries (the “Company” or “Merisel”) operate in a single reporting segment, the visual communications services business.  It entered that business beginning March 2005, through a series of acquisitions, which continued through 2006. These acquisitions include Color Edge, Inc. and Color Edge Visual, Inc. (together “Color Edge”); Comp 24, LLC (“Comp 24”); Crush Creative, Inc. (“Crush”); Dennis Curtin Studios, Inc. (“DCS”); Advertising Props, Inc. (“AdProps”); and Fuel Digital, Inc. (“Fuel”). The acquisitions of the Company’s seven operating entities are referred to below as “Acquisitions.”

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of September 30, 2009, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009. The condensed consolidated balance sheet at December 31, 2008, has been derived from audited consolidated financial statements at that date. The Company has evaluated subsequent events through November 15, 2009, the date of issuance of the Company’s condensed financial statements.

Certain reclassifications were made to prior year statements to conform to the current year presentation.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

3.	New and Recently Adopted Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No.2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-5. ASU 2009-5 is effective October 1, 2009. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidate financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FASB ASC 105”). FASB ASC 105 established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. FASB ASC 105 will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in FASB ASC 105 will become non-authoritative.  Following FASB ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. FASB ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105 did not have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$1,207	$1,748
Work in process	876	1,525
Reserve for obsolescence	(3)	(5)
Total inventory, net	$2,080	$3,268

5.	Intangibles

Intangible assets, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	September 30, 2009	December 31, 2008
Customer relationships	$2,742	$2,926
Non-compete agreements	475	1,095
Employee agreements	-	241
Trade know-how	741	867
Total	$3,958	$5,129

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Amortization expense relating to intangible assets was $381 and $395 for the three months ended September 30, 2009 and 2008, respectively and $1,171 and $1,184 for the nine months ended September 30, 2009 and 2008, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended September 30,
Amount
2010	$874
2011	426
2012	413
2013	399
2014	329
Thereafter	1,517
Total	$3,958

Because of the Company’s strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (26.9% at September 30, 2009, and 26.3% at December 31, 2008) of total assets. As prescribed under FASB ASC 350 (FAS 142 “Goodwill and Other Intangible Assets”), the Company reviews the carrying value of goodwill for impairment at least annually using a two-step fair value based impairment test. If necessary, the Company engages a valuation analysis expert to assist in the completion of the impairment test. Performing step one of the impairment test requires significant judgments including estimation of future cash flows, which, among other factors, is dependent on internal forecasts, estimation of the long-term rate of growth for reporting units, and determination of the weighted average cost of capital. Changes in any estimates or assumptions could materially affect the determination of fair value and result in goodwill and/or other intangible impairment for each reporting unit. New information can dramatically change the decision about the valuation of an intangible asset in a very short period of time. If current economic conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

As of September 30, 2009, the Company’s market capitalization for its common stock was approximately $3,600, which is substantially lower than the Company’s estimated combined fair values of its reporting units. The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units as of December 31, 2008 (the annual testing date), to its market value (based upon its stock price at December 31, 2008), which included the quantification of a controlling interest premium. In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB ASC 820 (SFAS No. 157) are described as follows:
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

7.	Accrued Liabilities

Accrued liabilities consist of the following:
	September 30, 2009	December 31, 2008
Accrued liabilities:
Compensation and other benefit accruals	$2,672	$3,161
State and local sales taxes and other taxes	142	170
Other accruals	2,852	1,417
Total accrued liabilities	$5,666	$4,748

8.	Income Taxes

At December 31, 2008, based on historical operating results and based on a ten-year forecast, management determined that it was more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company recorded a net deferred tax asset in the amount of $39,936 for the year ended December 31, 2008. At September 30, 2009, the deferred tax asset was $43,379.  As of September 30, 2009, the Company continues to believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. If current economic conditions persist longer or deteriorate further than expected, it is possible that the Company’s forecasts of future taxable income could change in future periods. Any changes in judgments or forecasts could cause an additional valuation allowance to be necessary in the future. Management will continue to assess the realizability of the deferred tax asset in the future to determine if it requires adjustment. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

The (benefit) provision for income taxes consisted of the following:

	For the Three Months Ended September 30		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Current	$-	$(76)	$-	$(58)
Deferred	(1,465)	185	(3,443)	(1,082)
Net Change in Valuation Allowance	-	-	-	-
	(1,465)	109	(3,443)	(1,140)

The above is further comprised of the following:
Federal	(1,042)	146	(2,519)	(756)
State	(423)	(37)	(924)	(384)
	(1,465)	109	(3,443)	(1,140)

Deferred tax expense, net of change in
valuation allowance:
Federal	(1,042)	148	(2,519)	(754)
State	(423)	37	(924)	(328)
	(1,465)	185	(3,443)	(1,082)

9.	Debt

On March 26, 2009, the Company entered into an amendment to the Amalgamated Credit Agreement as a result of non-compliance with one of the three financial covenants contained in the Amalgamated Credit Agreement. The Company was not in compliance with the leverage ratio as of December 31, 2008. For the period from January 1, 2008 through December 31, 2008, only, the amendment changed the calculation of adjusted consolidated EBITDA under the Facility and waived the Company’s noncompliance with the leverage ratio requirements under the prior definition. In addition, effective as of March 26, 2009, the amendment reduces the Company’s borrowing base under the Facility from 85% to 80% of eligible accounts receivable and sets the interest rate for the Company’s borrowings under its lines of credit at 1% over the Base Rate. The March 26, 2009 amendment sets the termination date for the Facility at April 13, 2010.  All other terms and conditions of the Amalgamated Credit Agreement remain in full force and effect. The Company reclassified the outstanding debt under the Amalgamated Credit Agreement to short-term as of December 31, 2008

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On September 30, 2009, the Company and Amalgamated Bank entered into the Amended and Restated Credit Agreement, which amends the existing Amalgamated Credit Agreement, among other things, to (i) eliminate the existing financial condition covenants and replace them with minimum tangible net worth of $15,500 at all times, and no EBITDA losses in any quarterly period beginning with the quarter ending December 31, 2009, (ii) provide for a reduction of the existing Facility from $15,500 to $12,000, (iii) extend the maturity of the Facility from April 13, 2010 to August 31, 2011, (iv) increase the interest rate from base rate plus 1% to base rate plus 2.5%, (v) amend the definition of “change of control,” (vi) permit a one-time additional debt for capital expenditures of up to $1,800 in operating leases for new equipment, and (vii) permit certain stock repurchase and reorganization transactions of up to $2,500.  The Amended and Restated Credit Agreement also required the early retirement of the remaining balance of $200 of the existing term loan prior to its maturity on December 31, 2009 which the Company paid off the balance in full on September 30, 2009.

During the three months ended September 30, 2009, the Company paid down the outstanding balance on the revolving credit agreement by $1,515. As of September 30, 2009, the balance on the revolving line of credit is $7,115.

During the three months ended September 30, 2009, the Company entered into two new capital lease agreement totaling $1,110. The proceeds from the leases were used to finance the acquisition of certain pieces of production equipment during the three months ended September 30, 2009. Both leases have 48 month terms expiring in July 2013 and have a fixed rate of 7.75%. As of September 30, 2009, the balance of all capital leases was $1,082.

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

On March 30, 2009, Merisel and ACAS successfully mediated their dispute before the Honorable Stephen P. Lamb of the Court of Chancery.  In accordance with their settlement agreement, ACAS paid Merisel $2,000 and the parties filed with the Court of Chancery a stipulation of dismissal, dismissing with prejudice their claims against one another. The Company recorded the $2,000 as a reduction in expense during the first quarter of 2009. Additionally, the Company recorded expenses related to legal and investment banking fees related to the sale of the Company to ACAS of $13 and $309 for the three months ended September 30, 2009 and 2008, respectively and $90 and $2,249 for the nine months ended September 30, 2009 and 2008, respectively. Both the reduction in expense from the ACAS settlement and the expenses related to legal and investment banking fees are recorded in selling, general, and administrative expenses in the Company’s Statements of Operations.

In connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel Digital dated October 4, 2006 (the “APA”), Merisel informed Fuel Digital and its former shareholders (collectively, the “Sellers”) in November 2008, that Fuel Digital’s continuing business had not met performance criteria which would entitle the Sellers to an earnout payment for the one-year period ended September 30, 2008.  On December 16, 2008, Merisel received, as required by the APA, a timely Notice of Disagreement from the Sellers contesting Merisel's calculations.  On April 9, 2009, the parties executed an agreement under which the Company agreed to pay $275 to Sellers in settlement of the earnout payment for the one-year period ended September 30, 2008.  The amount was paid on April 15, 2009 and recorded as an increase to goodwill.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On May 19, 2009, the President of Crush sent a letter of resignation for "Good Reason" as defined in his employment agreement. He claimed that the Company breached his employment agreement by reducing his base salary and materially reducing his responsibilities. Additionally, he claimed that he was defamed by the Company thereby creating a hostile work environment. In a letter dated June 5, 2009, the Company stated that it did not accept the resignation, denied the allegations of defamation, adjusted his salary, and offered to work with him to address any remaining concerns. Moreover, the Company advised the employee that it was providing him 60-days notice that his employment agreement would not be renewed. The employee departed the Company on July 2, 2009, and on the same date the Company received a letter from the American Arbitration Association advising it that the employee had filed a Demand for Arbitration. In the Demand, the employee claims $2,500 in compensation for unpaid bonuses, base salary, loss of future compensation, damages, and punitive damages. As of November 15, 2009, discovery deadlines have been scheduled; no hearing date has been scheduled for the arbitration itself. The Company has not accrued for any payment because the amount of the loss is not currently probable or reasonably estimable.

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”), in April 2009, that Crush Creative’s continuing business had not met the performance criteria which would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008. On April 29, 2009 and September 14, 2009, Merisel received, notice from the Crush Sellers that they contested Merisel’s calculations.  If the parties are unable to independently resolve this dispute, they will initiate binding arbitration through a third-party accounting firm (the "Arbitration Firm"), as provided for in the Crush APA. If the Arbitration Firm finds that Crush Creative has met the relevant performance criteria, the Crush Sellers will be entitled to a payment of up to $750. The Company has not accrued for any payment because the amount of the loss is not currently probable.

11.	Stock-Based Compensation

Stock Option Grants

On December 19, 1997, the Company’s stockholders approved the Merisel, Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”). On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”). At September 30, 2009, 45,339 shares were available for grant under the 1997 Plan and 500,000 shares were available for grant under the 2008 Plan. As of September 30, 2009, no options have been granted under the 2008 Plan. The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair value of the Company's Common Stock at the date of grant.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

As of September 30, 2009, 300,000 options remain outstanding under the 1997 Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at September 30, 2009	300,000	$8.33
Options exercisable at September 30, 2009	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	At 9/30/09 33/3/31/09	In Years	Price	At 9/30/09 3/31/09	Price

$5.00	100,000	5.1	$5.00	100,000	$5.00
$8.00	100,000	5.1	$8.00	100,000	$8.00
$12.00	100,000	5.1	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of September 30, 2009, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at September 30, 2009.

As of September 30, 2009, there was no unrecognized compensation costs related to stock-based employee compensation expense.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Restricted Stock Grants

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, is recorded over the related three-year vesting period starting in December 2006. Compensation expense was $42 and $54 for the three months ended September 30, 2009 and 2008, respectively, and $146 and $161 for the nine months ended September 30, 2009 and 2008, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, is recorded over the related one-year vesting period starting in August, 2007. Compensation expense was $0 and $63 for the three and nine months ended September 30, 2008, respectively. There was no expense for the three and nine months ended September 30, 2009.

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, is recorded over the related one-year vesting period starting in December, 2007. Compensation expense was $20 and $58 for the three and nine months ended September 30, 2008. There was no expense for the three and nine months ended September 30, 2009.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, is recorded over the related three-year vesting period. Compensation expense was $2 and $5 for the three months ended September 30, 2009 and 2008, respectively and $8 and $16 for the nine months ended September 30, 2009 and 2008, respectively.

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2009, and changes during the nine months ended September 30, 2009, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2008	67,334	$3.83
Granted	-	N/A
Vested	(2,000)	$5.50
Cancelled	(19,832)	$3.46
Nonvested shares at September 30, 2009	45,502	$3.91

As of September 30, 2009, there was $41 of unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. A majority of that cost is expected to be recognized over a weighted average period of approximately three months.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

12.	Temporary Equity

In May 2000, the Board of Directors designated 300,000 shares of the Company’s authorized 1,000,000 unclassified shares of preferred stock, par value $0.01 per share, of those unclassified shares as convertible preferred stock (the “Convertible Preferred”). On June 30, 2009, the Board of Directors designated an additional 300,000 unclassified shares as Convertible Preferred. In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 69% of the Company’s outstanding common stock, purchased 150,000 shares of the Convertible Preferred issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of September 30, 2009, 163,531 shares of Convertible Preferred have been accrued as dividends. As of September 30, 2009, 157,383 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,148 shares will be issued during the fourth quarter of 2009. Additionally, cumulative accrued dividends of $16,353 and $14,544 were recorded as temporary equity at September 30, 2009, and as equity at December 31, 2008, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50.  At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends.  In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

In accordance with FASB ASC 480-10 (EITF Abstracts, Topic D-98 “Classification and Measurement of Redeemable Securities”), the Company has determined that as of September 30, 2009, the Convertible Preferred should be treated outside of permanent equity. Regulation S-X requires preferred securities that are redeemable for cash to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes that if the preferred security holders control a majority of the votes of the board of directors through direct representation on the board of directors or through other rights, the preferred security is redeemable at the option of the holder and its classification outside of permanent equity is required.  During the first quarter of 2009, Stonington Partner’s ownership percentage of the Company’s common stock increased such that, according to Company’s bylaws, it now has sufficient votes to change the size and composition of the board of directors. As such, the Company believes the Convertible Preferred is redeemable at the option of the holder and should be re-classified to outside permanent equity. The Company will continue to accrue dividends on the Convertible Preferred, which will increase temporary equity and continue to decrease net income available to common shareholders.

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

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of September 30, 2009, the Company had repurchased 1,221,387 shares, for an aggregate cost of $1,927; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets.  The Company repurchased 133,206 shares for an aggregated cost of $119 during the nine months ended September 30, 2009. The Company did not repurchase any shares during the third quarter of 2009.

14.	Related Party Transactions

On May 10, 2006, the Company entered into a lease agreement with an employee of AdProps.  The term of the lease is 5 years with a rental rate of $9 per month. Rental expense was $27 and $81 for the three and nine months ended September 30, 2009 and 2008, respectively. The employee was terminated on July 7, 2009 and is no longer considered a related party.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(2,573) or $(0.36) and $(6,411) or $(0.89) per share for the three and nine months ended September 30, 2009, respectively, as compared to a loss of $(424) or $(0.05) and $(3,196) or $(0.41) per share for the three and nine months ended September 30, 2008, respectively.

Three Months Ended September 30, 2009, as Compared to the Three Months Ended September 30, 2008

Net Sales - Net sales were $14,921 for the three months ended September 30, 2009, compared to $21,607 for the three months ended September 30, 2008. The decrease of $6,686 or 30.9% was due to weakening demand for our client services due to the ongoing weak economic conditions throughout the United States, and specifically in the retail market, which represents a significant portion of our customer base. The decline in sales was due primarily to a decrease in volume with the Company’s existing customers, as the Company’s customer base remains substantially intact.

Gross Profit – Total gross profit was $4,600 for the three months ended September 30, 2009, compared to $9,665 for the three months ended September 30, 2008. The decrease in total gross profit of $5,065 or 52.4% was primarily due to the 30.9% decline in net sales, combined with a decrease in gross profit percentage to 30.8% for the three months ended September 30, 2009, from 44.7% for the three months ended September 30, 2008. This 13.9% decrease in gross margin percentage resulted from higher (percentage of sales) costs for raw materials, production labor, and fixed costs including depreciation on production equipment, and production rent and utilities expense. Production labor costs increased as a percentage of net sales but decreased by $708 or 19.3% in absolute dollars.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $7,918 for the three months ended September 30, 2009, from $9,359 for the three months ended September 30, 2008. The decrease of $1,441 or 15.4% was due primarily to decreases in legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement of $296, sales salaries and commission expense of $982, and other compensation costs of $385. Total Selling, General and Administrative expenses as a percentage of net sales increased to 53.1% for the three months ended September 30, 2009, compared to 43.3% for the three months ended September 30, 2008.

Interest Expense, Net - Interest expense increased to $105 in the three months ended September 30, 2009, from $53 in the three months ended September 30, 2008. The increase was due to a decrease in interest income of $50 due to lower rates of return on lower balances in short-term interest-bearing investments classified as cash.

Income Taxes – The Company recorded income tax benefit of $1,465 for the three months ended September 30, 2009, compared to expense of $109 for the three months ended September 30, 2008. Income tax benefit in the current quarter is recorded at an effective tax rate of 42.8%, which compares to a 43.1% tax rate in the third quarter of 2008.

Net Loss - As a result of the above items, the Company had net loss of $1,958 for the three months ended September 30, 2009, compared to income of $144 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009, as Compared to the Nine Months Ended September 30, 2008

Net Sales - Net sales were $44,400 for the nine months ended September 30, 2009, compared to $63,301 for the nine months ended September 30, 2008. The decrease of $18,901 or 29.9% was due to weakening demand for our client services due to the ongoing weak economic conditions throughout the United States, and specifically in the retail market, which represents a significant portion of our customer base. The decline in sales was due primarily to a decrease in volume with the Company’s existing customers, as the Company’s customer base remains substantially intact.

Gross Profit – Total gross profit was $14,241 for the nine months ended September 30, 2009, compared to $27,659 for the nine months ended September 30, 2008. The decrease in total gross profit of $13,418 or 48.5% was primarily due to the 29.9% decline in net sales, combined with a decrease in gross profit percentage to 32.1% for the nine months ended September 30, 2009, from 43.7% for the nine months ended September 30, 2008. This 11.6% decrease in gross margin percentage resulted from higher (percentage of sales) costs for raw materials, production labor, and fixed costs including depreciation on production equipment, and production rent and utilities expense. Production labor decreased by $2,021 or 17.6% in absolute dollars while increasing as a percentage of sales when compared to the nine months ended September 30, 2008.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $22,092 for the nine months ended September 30, 2009, from $30,246 for the nine months ended September 30, 2008. The decrease of $8,154 or 27.0% was due primarily to the $2,000 legal settlement with ACAS, which was recorded as a reduction in expense during the first quarter of 2009, coupled with decreases in legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement of $2,158, sales salaries and commission expense of $2,506, other compensation costs of $965, insurance costs of $518 and professional fees of $293. Excluding the gain from the legal settlement with ACAS, total Selling, General and Administrative expenses as a percentage of sales increased to 54.3% for the nine months ended September 30, 2009, compared to 47.8% for the nine months ended September 30, 2008.

Interest Expense, Net - Interest expense increased to $194 in the nine months ended September 30, 2009, from $78 in the nine months ended September 30, 2008. The increase was due to a decrease in interest income of $256 due to lower interest rates on lower balances in short-term interest-bearing investments classified as cash offset by a $140 reduction in interest expense resulting from lower installment note balances.

Income Taxes – The Company had an income tax benefit of $3,443 for the nine months ended September 30, 2009, compared to a benefit of $1,140 for the nine months ended September 30, 2008. Income tax benefit in both periods is recorded at an effective tax rate of 42.8%.

Net Loss - As a result of the above items, the Company had net loss of $4,602 for the nine months ended September 30, 2009 compared to a loss of $1,525 for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $2,557 during the nine months ended September 30, 2009.  The primary source of cash was a decrease of $5,249 in accounts receivable, depreciation and amortization of $3,725, a decrease in inventories of $1,188, and $729 reclassification of restricted cash to unrestricted, partially offset by the net loss of $4,602, deferred taxes of $3,443.  The net loss was reduced by the ACAS settlement of $2,000 ($1,144 after tax benefit).

Net cash used by operating activities was $3,049 during the nine months ended September 30, 2008.  The primary uses of cash were increases of $2,622 in accounts receivable and $1,509 in inventory.

For the nine months ended September 30, 2009, net cash used in investing activities was $1,639 which consisted of $275 used for acquisition related expenditures and $1,364 used for capital expenditures.

For the nine months ended September 30, 2008, net cash used in investing activities was $2,780 which consisted of $750 used for acquisition related expenditures and $2,030 used for capital expenditures.

For the nine months ended September 30, 2009, net cash used for financing activities was $2,248, consisting of $2,015 related to repayments of bank debt, $114 related to repayments of capital leases, and $119 used to repurchase treasury stock.

For the nine months ended September 30, 2008, net cash used in financing activities was $831, of which $512 related to repayments of installment notes and capital lease payments and $319 used to repurchase treasury stock.

Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 73% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of September 30, 2009, 163,531 shares of Convertible Preferred have been accrued as dividends. As of September 30, 2009, 157,383 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,148 shares were issued On October 28, 2009. Additionally, cumulative accrued dividends of $16,353 and $14,544 were recorded as temporary equity at September 30, 2009, and as equity at December 31, 2008, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50.  At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50.  At the Company’s option, on or after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends.  In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.  As of September 30, 2009, no redemptions have been made.

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

The Amalgamated Credit Agreement provided for covenants as to the Company’s financial performance on a consolidated basis, as well as restrictive covenants, which restricted the ability of the Company and its subsidiaries to, among other things: (1) declare or pay dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt, (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of the borrowers’ or the guarantors’ business or the business conducted by their subsidiaries, and (9) incur any guaranteed obligations. The Amalgamated Credit Agreement also provided for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the other material indebtedness of the borrowers, the guarantors or any of their existing or future subsidiaries.

Additionally, under the Amalgamated Credit Agreement, the Company’s borrowing base under the Facility was set at 85% of its eligible accounts receivable. The Facility must be prepaid when the amount of the borrowings exceeds the borrowing base. In addition, borrowings under the Term Loan and the Facility must be prepaid with net cash proceeds that result from certain sales or issuances of stock or from capital contributions. Voluntary prepayments were permitted, in whole or in part, without premium or penalty, at the Company’s option, in minimum principal amounts of $100.

Under the financial covenants contained in the Amalgamated Credit Agreement the Company must maintain a maximum leverage ratio, a minimum debt service coverage ratio, and a minimum tangible net worth amount. The Company was not in compliance with the leverage ratio as of December 31, 2008, and as a result, on March 26, 2009, the Company entered into an amendment to the Amalgamated Credit Agreement and the Company reclassified its outstanding debt to short-term as of December 31, 2008. For the period from January 1, 2008 through December 31, 2008 only, the amendment changed the calculation of adjusted consolidated EBITDA under the Facility and waived the Company’s noncompliance with the leverage ratio requirements under the prior definition. In addition, effective as of March 26, 2009, the amendment reduced the Company’s borrowing base under the Facility from 85% to 80% of eligible accounts receivable and set the interest rate for the Company’s borrowings under its lines of credit at 1% over the Base Rate. The March 26, 2009 amendment set the termination date for the Facility at April 13, 2010.

On September 30, 2009, the Company, its subsidiaries and the Bank entered into the Amended and Restated Credit Agreement, which amends the existing Amalgamated Credit Agreement, among other things, to (i) eliminate the existing financial condition covenants and replace them with minimum tangible net worth of $15,500 at all times, and no EBITDA losses in any quarterly period beginning with the quarter ending December 31, 2009 , (ii) provide for a reduction of the existing Facility from $15,500 to $12,000, (iii) extend the maturity of the Facility from April 13, 2010 to August 31, 2011, (iv) increase the interest rate from base rate plus 1% to base rate plus 2.5%, (v) amend the definition of “change of control,” (vi) permit a one-time additional debt for capital expenditures of up to $1,800 in operating leases for new equipment, and (vii) permit certain stock repurchase and reorganization transactions of up to $2,500.  The Amended and Restated Credit Agreement also requires the early retirement of the remaining balance of $200 of the existing term loan prior to its maturity on December 31, 2009, which balance the Company paid off in full on September 30, 2009. All other terms and conditions of the Amalgamated Credit Agreement remain in full force and effect.

Color Edge, Color Edge Visual and Crush are named as borrowers under the Amended and Restated Credit Agreement.  All borrowings are guaranteed by the Company, Merisel Americas, and each of their existing operating subsidiaries, as guarantors, and must be guaranteed by all of their future subsidiaries. The borrowings are secured by a first priority lien on substantially all, subject to certain exceptions, of the borrowers’ and the guarantors’ properties and assets, and the properties and assets of their existing and future subsidiaries.

As of September 30, 2009, the Company has $7,115 outstanding debt at variable interest rates.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2009.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 19, 2009, the President of Crush provided the Company with a letter of resignation, in which he claimed that he was resigning for "Good Reason," as defined by his employment agreement. He claimed that the Company breached his employment agreement by reducing his base salary and materially reducing his responsibilities. Additionally, he claimed that he was defamed by the Company, and that this defamation resulted in a hostile work environment. In a letter dated June 5, 2009, the Company stated that it did not accept the resignation, denied the occurrence of defamation, adjusted his salary, and offered to work with him to address any remaining concerns.  The Company advised the employee that it was providing him with 60-days notice, as required by his employment agreement, that his employment agreement would not be renewed.  The employee departed the Company on July 2, 2009. On July 2, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising the Company that the employee had filed a Demand for Arbitration (the “Demand”) with the AAA.  In the Demand, the employee asserted a claim for $2,500,000 in compensation for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages. Discovery deadlines have been scheduled; no hearing date has been scheduled for the arbitration itself.

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”), in April 2009, that Crush Creative’s continuing business had not met the performance criteria which would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008. On April 29, 2009 and September 14, 2009, Merisel received, notice from the Crush Sellers that they contested Merisel’s calculations.  If the parties are unable to independently resolve this dispute, they will initiate binding arbitration through a third-party accounting firm (the "Arbitration Firm"), as provided for in the Crush APA. If the Arbitration Firm finds that Crush Creative has met the relevant performance criteria, the Crush Sellers will be entitled to a payment of up to $750,000.

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

Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. .

*10.28	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**
*10.29	Amendment #3 to Employment Agreement, dated June 29, 2009 by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.**
10.30
Amended and Restated Credit Agreement dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**
10.31
Second Reaffirmation and Confirmation Agreement (Security Documents) dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, in favor of Amalgamated Bank.
Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**
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

Date:  November 16, 2009

Merisel, Inc.

By: /s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

By: /s/ Victor L. Cisario
Victor L. Cisario
Chief Financial Officer