Form 10-K
period 2009-12-31
MERISEL INC /DE/
filed 2010-03-31
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ LARGE ACCELERATED FILER,  ☐ ACCELERATED FILER  ☐ NON-ACCELERATED FILER, ☒ SMALLER REPORTING COMPANY

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐  NO  ☒

As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Bureau was $984,405 (2,237,284 shares at a closing price of $0.44).

As of March 30, 2010, the registrant had 7,214,784 shares of Common Stock outstanding.

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

Merisel is a Delaware corporation formed July 29, 1987, and the successor by merger to Softsel Computer Products, Inc., a California corporation.  The Company changed its name to Merisel in August 1990.  Until August 2004, the Company’s primary businesses were computer hardware distribution (until 2001) and a software licensing solutions business, which ceased operations in August 2004.  On March 1, 2005, the Company relocated its headquarters from California to New York and, through its main operating subsidiary, Merisel Americas, Inc. (“Merisel Americas”), began its current business by acquiring New York- based imaging companies Color Edge, Inc. (“Color Edge”) and Color Edge Visual, Inc. (“Color Edge Visual”), and prototype company Comp 24, LLC (“Comp 24”).  The Company acquired California-based imaging company Crush Creative, Inc. (“Crush”) on August 8, 2005; California and Georgia prototype companies Dennis Curtin Studios, Inc. (“Dennis Curtin”) and Advertising Props, Inc. (“AdProps”) in May 2006; and New York-based premedia and retouching company Fuel Digital, Inc. (“Fuel Digital”) on October 1, 2006.  The ongoing business operations of the Company’s subsidiaries are referred to by the above-described names, and (other than AdProps) are currently operated through separate Delaware limited liability companies owned by Americas. The Company aggregates these operating segments into one reportable segment.

Merisel maintains office and production facilities in New York, New York; Edison, New Jersey; Burbank, California; Atlanta, Georgia; and Portland, Oregon, totaling more than 200,000 square feet.

The Company has omitted or abbreviated certain sections of Form 10-K in compliance with the scaled disclosure rules applicable to “smaller reporting companies.”

Imaging Products and Services

The Company provides a full line of sophisticated, state-of-the-art graphic arts consulting and large and unusual format printing  and production services.  It provides design consulting, large format digital photographic graphics, posters, banners and visuals,  inkjet and digital output services, photo finishing, and exhibit and display solutions.  These services are provided in connection with the production of visual communications media used primarily in the design and production of consumer product packaging, advertising products used in retail stores, and large format outdoor and event displays.  In addition to producing large format graphics (signs, banners, posters and larger items) and three dimensional store displays (such as the retail kiosks found in the cosmetics departments of major retailers), the Company  provides various premedia services, such as scanning, type setting, high-resolution file preparation for printing, as well as retouching services for commercial and high end art clients.  These services help modify or improve the appearance and functionality of photographic images and original designs used in publishing, advertising or package applications.

The Company also provides services complementary to its primary service lines, including image database management and archiving, workflow management and consulting services, and various related outsourcing and graphic arts consulting services.

During 2008, the Company also expanded its services to the Portland, Oregon market, where several major international consumer brands are headquartered, by opening a new sales, premedia and retouching facility in Portland.  The Company introduced new graphics printing options at an expanded Edison, New Jersey production facility, and also consolidated its New York City operations to a single multi-floor location.  These expanded and centralized facilities permit the Company to better serve a demanding client base which requires high quality, instant turnaround and the ability to coordinate delivery of sophisticated graphics displays to its clients’ multiple locations across the United States and abroad.

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

•
Rapid Turnaround and Delivery Times:  The Company accommodates clients’ tight schedules, often turning around projects, from start to finish, in less than 24 hours, by coordinating the New York, New Jersey and California facilities, and taking advantage of Company resources permitting timely shipment to up to 500 locations; and

•
Broad Scope of Services:  The Company has up-to-date knowledge of printing press specifications for converters and printers located throughout the country, on-site resources embedded in clients’ advertising and creative departments, and an array of value-added graphic art production consulting services, such as digital imaging asset management and workflow management.

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

The Company, in its prototype division, also creates prototypes and mockups used in a variety of applications, including new product development, market testing and focus groups, for sales samples, as props for print and television advertising, and for samples for use in corporate presentations, point-of-sale displays, and packaging applications.

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

The Company’s 40 experienced sales representatives include a national “new client” group, which presents the Company’s full range of services to prospective “new logo” nationally-based companies, as well as specialized sales representatives who focus on either the imaging or prototypes segments, permitting them to understand clients’ technical needs and articulate Merisel’s capacity to meet those needs.  The Company’s sales staff is further divided on a geographical basis.  The Company also has 46 client service technicians.  The salespeople and the client service technicians share responsibility for marketing the Company’s services to existing and prospective clients, thereby fostering long-term institutional client relationships.

The Company has a primarily special-order and special-product business, with products being delivered directly to individual clients, their advertising agencies, converters or printers.  Specialized advertising products produced by the Company are distributed on a case-by-case basis, as specified by the clients.  The Company has no general distribution.

Clients

Merisel serves many of the world’s most prominent and highly regarded brands in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries.  These clients are diversified by size, industry and channel. The Company has a long-standing relationship with Apple Computer, Inc., which along with other major customers or small group of customers, is considered to be important to the Company’s operating results. During 2008 and 2009, sales to Apple Computer, Inc. constituted approximately 15% and 24% of Company consolidated sales, respectively, and approximately 28% and 20% of the Company’s consolidated receivable balance at December 31, 2008 and 2009, respectively.  Approximately 1,400 clients used Merisel’s services during 2009.

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

Many of the Company’s clients place orders on a daily or weekly basis, and work closely with the Company on a year-round basis, as they redesign their product packaging or introduce new products requiring new packaging.  Yet, shorter, technology-driven graphic cycle time has permitted manufacturers to tie their promotional activities to regional or current events, such as sporting events or the release of a movie, resulting in manufacturers redesigning packaging more frequently.  This has resulted in a correspondingly higher number of packaging-redesign assignments for the Company, partially offsetting the seasonal fluctuations in the volume of the Company’s business, which the Company has historically experienced.

When it comes to a particular product line, consumer product manufacturers tend to single-source their visual communication solutions to insure continuity in product image.  This has resulted in the Company developing a roster of steady clients in the food and beverage, health and beauty, retail clothing, entertainment and home care industries.  In fact, Merisel’s clients have demonstrated a high degree of loyalty, as the customer base remains substantially intact.

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

Purchasing and Raw Materials

The Company purchases, among other items, photographic film and chemicals, storage media, ink, and plate materials.  It also purchases a large variety of cardboard, vinyl and other materials which it uses to produce large format graphics, including new and environmentally friendly vinyls, metals and cardboards. These items are available from a number of producers, are purchased from a number of sources, and some items are held on a consignment basis.  Historically, the Company has been able to negotiate significant volume discounts from its major suppliers.

The Company does not anticipate any shortages.

Intellectual Property

The Company owns no patents.

The Company’s principal intellectual property assets are its trademarks and trade names – Color Edge, Comp24, Crush Creative, Dennis Curtin Studios, AdProps and Fuel – which can be renewed periodically for indefinite periods.

Employees

As of March 30, 2010, Merisel had approximately 341 employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.  None of the employees are represented by unions and Merisel believes that it has good relations with its employees.

Backlog

The Company does not retain backlog figures, since projects or orders are usually in and out of the Company’s facilities within a relatively short time period.

Seasonality and Cyclicality

The Company’s digital imaging solutions business for the consumer product packaging graphic market is generally not seasonal.  As the demand for new products increases, traditional cycles related to timing of major brand redesign activity, previously three or four years, have become much shorter.

Some seasonality exists with respect to the in-store display and advertising markets.  Advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January, so December and January are typically the slowest months of the year in this market.  Like the consumer economy, advertising spending is generally cyclical. When consumer spending and GDP decrease, the number of advertisement pages, and the Company’s advertising and retail related business, decline.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.    Properties.

The Company’s headquarters and primary production facility are located in New York, New York, where the Company leases a 106,000 square-foot multi-story facility.  The Company currently leases the following offices and operating facilities:

Location	Square Feet (approx.)	Owned Leased	Purpose	Lease Expiration Date	Division
New York, NY	25,000	Leased	General Offices	December 2011	Corporate
New York, NY	56,000	Leased	Operating Facility	December 2014	Color Edge/ Fuel
New York, NY	25,000	Leased	Operating Facility	April 2013	Comp 24
Edison, NJ	25,000	Leased	Operating Facility	September 2010	Color Edge
Burbank, CA	65,000	Leased	General Offices, Operating Facility	July 2011	Crush Creative/ Comp24
Burbank, CA	10,000	Leased	Operating Facility	July 2011	Crush Creative
Atlanta, GA	20,000	Leased	General Offices, Operating Facility	May 2011	Comp24
Portland, OR	4,370	Leased	General Offices, Operating Facility	May 2013	Fuel

Item 3.  Legal Proceedings

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Color Edge Visual, and its sales employee, Edwin Sturmer.  The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while employed by Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment. The plaintiffs seek compensatory and punitive damages totaling $5 million.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties were previously engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  The United States Trustee recently moved to have the bankruptcy case converted to Chapter 7 or dismissed on the grounds that ImageKing has failed to show a reasonable likelihood of rehabilitation.  ImageKing has not taken any steps to prosecute the Nomad case since its bankruptcy filing.

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, Merisel received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion.  Since then, Merisel and the Crush Sellers have attempted to resolve this dispute through negotiations, but have been unable to do so.  The parties are now following the process set forth in the APA for resolving such disputes through appointment of a third-party accounting firm (the “Arbitration Firm”), which will arbitrate the dispute.  If the Arbitration Firm finds that Crush Creative has met the performance criteria set forth in the APA, the Crush Sellers will be entitled to a payment of up to $750,000.  Under the APA, the Arbitration Firm’s determination is final, conclusive and binding.

On May 19, 2009, the President of Crush Creative provided the Company with a letter of resignation, claiming that he was resigning for "Good Reason," as defined by his employment agreement.  In particular, he claimed that the Company had breached his employment agreement by reducing his base salary and materially reducing his responsibilities, and that the Company had defamed him.  The Company responded by letter dated June 5, 2009, in which it denied the employee’s allegations, provided 60-day notice of non-renewal of the employee’s employment agreement (as required by that agreement), and offered to work with the employee to address, for the remainder of his tenure, the concerns he had raised in his letter.  On July 2, 2009, the employee departed the Company

On June 19, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising that the employee had filed a Demand for Arbitration  with the AAA, asserting a $2.5 million claim for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages.  Merisel filed an Answer to this claim, in which it denied the substantive allegations, denied that the employee is entitled to the relief demanded, and asserted various affirmative defenses.  The parties are currently engaged in discovery, and a hearing date has not yet been scheduled for the arbitration.

The Company is involved in certain legal proceedings arising in the ordinary course of business.  None of these proceedings is expected to have a material impact on the Company’s financial condition or results of operations.  The Company has evaluated its potential exposure and has established reserves for potential losses arising out of such proceedings, if necessary.  There can be no assurance that the Company’s accruals will fully cover any possible exposure. For each of the above cases, the Company has not accrued for payment because the amount of loss is not currently probable and/or estimable.

Item 4.  Removed and Reserved

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock trades on the National Quotation Bureau (commonly known as the “Pink Sheets”) under the symbol “MSEL.PK”.  The following table sets forth, for the period indicated, the quarterly high and low per share sales prices for the common stock.

Fiscal Year 2008	High	Low	Fiscal Year 2009	High	Low
First quarter	$5 ½	$ 1 81/100	First quarter	$95/100	$55/100
Second quarter	5 13/20	1 73/100	Second quarter	63/100	44/100
Third quarter	1 41/50	1 7/25	Third quarter	61/100	40/100
Fourth quarter	1 11/20	13/20	Fourth quarter	70/100	43/100

As of March 30, 2010, there were 645 record holders of the Company’s common stock.  This number does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers.

Merisel has never declared or paid dividends on its common stock.  Merisel anticipates that it will retain its earnings in the foreseeable future to finance the expansion of its business and, therefore, does not anticipate paying dividends on the common stock.  In addition, the Company’s credit facility contains restrictions on the ability of the Company to pay cash dividends.

For information pertaining to the Company’s equity compensation, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 57 of this annual report.

Purchase of Merisel Equity Securities

The Company repurchased 150,706 shares of Merisel common stock during the year ended December 31, 2009.  Since the inception of the Company’s first share repurchase program in July 2001 and through December 31, 2009, the Company has repurchased 1,238,887 shares of Merisel common stock.

Share repurchases for the quarter ended December 31, 2009 were as follows:

(in thousands except shares and per share amounts)

Period	Total Number of Shares Purchased(1) (4)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(3) (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)(4)

October 1-31, 2009	17,500	$1.00	17,500	$2,069

Total	17,500		17,500

(1) All purchases are pursuant to publicly announced programs. From inception through July 23, 2008, all repurchases were open market transactions designed to comply with Rule 10b-18.  On July 23, 2008, the Company publicly announced expansion of its share repurchase program to include privately negotiated transactions.
(2) Average share prices exclude brokerage fees.
(3) The Board has authorized the repurchase of shares of Merisel common stock as follows:

Date Share Repurchase Programs were Publicly Announced	Approximate Dollar Value Authorized to be Repurchased
July 3, 2001	$1,000
September 1, 2004	1,000
August 14, 2006*	2,000

Total dollar value of shares authorized to be repurchased as of December 31, 2009	$4,000

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
(4) All transactions are calculated as of December 31, 2009, and for the three-month and inception to date periods ending on such date.

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

This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Introduction

The Company is currently a leading supplier of visual communications solutions. Founded in 1980 as Softsel Computer Products, Inc., a California corporation, the Company re-incorporated in Delaware in 1987 under the same name.  In 1990, the Company changed its name to Merisel, Inc. in connection with the acquisition of Microamerica, Inc.  The Company operated as a full-line international computer distributor until December 2000.  Merisel’s only business from July 2001 through August 2004 was its software licensing business, which was sold in August 2004.   The Company had no operations from August 2004 until March 2005.

The Company and its subsidiaries currently operate in the visual communications services business.  It entered that business beginning March 2005 through a series of acquisitions, which continued through 2006. These acquisitions include Color Edge, Inc. and Color Edge Visual, Inc. (together “Color Edge”), Comp 24, LLC (“Comp 24”); Crush Creative, Inc. (“Crush”); Dennis Curtin Studios, Inc. (“DCS”); Advertising Props, Inc. (“AdProps”); and Fuel Digital, Inc. (“Fuel”). The Company conducts its operations through its main operating subsidiary, Merisel Americas.

All of the acquired businesses operate as a single reportable segment in the graphic imaging industry, and the Company is subject to the risks inherent in that industry.

Critical Accounting Estimates

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value, less an allowance for doubtful accounts.  Accounts receivable includes an estimate for unbilled receivables relating to some receivables that are invoiced in the month following shipment and completion of the billing process as a normal part of the Company’s operations. The allowance for doubtful accounts is determined based on the evaluation of the aging of accounts receivable and a case-by-case analysis of high-risk customers.  Reserves contemplate historical loss rate on receivables, specific customer situations and the general economic environment in which the Company operates.  Historically, actual results in these areas have not been materially different than the Company’s estimates, and the Company does not anticipate that its assumptions are likely to materially change in the future. However, if unexpected events occur, results of operations could be materially affected.

Goodwill and Other Intangible Assets

The Company, which has two reporting units, follows the provisions of FASB ASC 350 (FAS 142 “Goodwill and Other Intangible Assets”).  In accordance with FASB ASC 350, goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of the Company’s reporting units below their carrying amount. Goodwill is required to be tested for impairment at least annually. The Company uses a measurement date of December 31. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value for the goodwill impairment valuation are primarily determined using discounted cash flows. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of a weighted average cost of capital. The Company’s reporting units are its operating segments. Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. As a result of our annual impairment analysis, the Company recorded a non-cash goodwill impairment charge in the amount of $6,750 and $13,924 for the years ended December 31, 2008 and 2009, respectively. (See  Note 4). As of December 31, 2009, the Company has no remaining goodwill.

The Company also performed our annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of the year. The trademark impairment valuation is determined using the relief from royalty method. As a result of the impairment analysis, the Company recorded trademark impairment charges of $4,419 as a result of decreases in projected revenues and royalty rates for certain trademarks. The use of a lower royalty rate assumption by 0.5% or a decrease in sales growth of 3% would result in an additional impairment of up to $2,000.

The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its other intangible assets. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35 (FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reviews the recoverability of long-lived assets to determine if there has been any impairment.  This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset.  If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets.

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

Currently, the Company has a full valuation allowance against its net deferred tax assets. If, in the future the Company determines that we would be able to realize our recorded deferred tax assets, a decrease in the valuation allowance would increase earnings in the period in which such determination is made. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

The Company follows FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109), which contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The Company assesses its tax positions for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, the Company may be effectively subject to U.S. federal income tax examinations for periods after 1996. The Company is subject to examination by state and local tax authorities generally for the period mandated by statute.  Currently the Company has no ongoing examinations. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As a result of this review, the Company concluded that it has no uncertain tax positions. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2010. The Company’s policy is to recognize interest and penalties, if any, accrued on uncertain tax positions as part of selling, general, and administrative expense.

Revenue Recognition

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

New Accounting Pronouncements

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update No.2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-5. ASU 2009-5 was effective October 1, 2009. The Company’s  adoption of ASU 2009-05 did not have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued FASB ASC 855-10, ‘‘Subsequent Events.’’ FASB ASC 855-10 established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB ASC 855-10 provides; (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, ‘‘Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations.’’ ASC 805-10 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

In April 2008, the FASB issued ASC 350-10, ‘‘Determination of the Useful Life of Intangible Assets.’’ ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, ‘‘Goodwill and Other Intangible Assets.’’ ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

The economic conditions experienced in the United States during the second half of 2008 and throughout 2009 had a significant impact on our customer's businesses and ultimately on our net sales and profitability in 2009.  While our customer base remains substantially intact, their overall marketing and advertising budget has typically been reduced during the recession which resulted in fewer overall projects and reduced output on many projects than we experienced in the past.  Many customers have evaluated switching to less expensive materials and production methods, many of which we offer, and the overall reduced demand has led to more competitive bidding than experienced in the past. These events have resulted in revenue being reduced from $93,811 in 2007 to $84,178 in 2008 and to $62,066 in 2009.  Over the same period, the Company has reduced Selling, General and Administrative expenses, but, due to costs which are generally fixed such as real estate leases, they could not be reduced enough to offset the reduced revenues and gross profit experienced over this timeframe.

Additionally, the reduced revenues, ongoing losses, and continued uncertainty in the economy has led to changes in future forecasts and assumptions. These changes have resulted in impairment charges to goodwill in both 2008 and 2009 and trademarks in 2009. Further, management believes as of December 31, 2009, that it is not more likely than not that the Company will utilize its deferred tax assets and accordingly has increased the valuation allowance on those assets to 100% as of December 31, 2009.

Comparison of Fiscal Years Ended December 31, 2009 and December 31, 2008

Net Sales - Net sales were $62,066 for the year ended December 31, 2009, compared to $84,178 for the year ended December 31, 2008. The decrease of $22,112 or 26.2% was due to weakening demand for our client services and in part due to pricing pressure due to the ongoing weak economic conditions throughout the United States, and specifically in the retail market, which represents a significant portion of our customer base. The decline in sales was due primarily to a decrease in volume with the Company’s existing customers, as the Company’s customer base remains substantially intact.

Gross Profit – Total gross profit was $20,826 for the year ended December 31, 2009, compared to $36,028 for the year ended December 31, 2008. The decrease in total gross profit of $15,202 or 42.1% was primarily due to the 26.2% decline in net sales, combined with a decrease in gross profit percentage to 33.5% for the year ended December 31, 2009, from 42.8% for the year ended December 31, 2008. This 9.3% decrease in gross margin percentage resulted from higher (percentage of sales) costs for raw materials (in part due to pricing pressure experienced during the economic downturn), production labor, and fixed costs including depreciation on production equipment, and production rent and utilities expense. Production labor decreased by $2,656 or 17.6% in absolute dollars while increasing as a percentage of sales when compared to the year ended December 31, 2008.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $30,097 for the year ended December 31, 2009, from $40,475 for the year ended December 31, 2008. The decrease of $10,378 or 25.6% was due primarily to the $2,000 legal settlement with ACAS, which was recorded as a reduction in expense during the first quarter of 2009, coupled with decreases in legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement of $2,275, sales salaries and commission expense of $3,264, other compensation costs of $1,800, insurance costs of $669 and professional fees of $477. Excluding the gain from the legal settlement with ACAS, total Selling, General and Administrative expenses as a percentage of sales increased to 51.0% for the year ended December 31, 2009, compared to 45.2% for the year ended December 31, 2008. The increase in this percentage was due primarily to the decrease in sales during 2009.

Impairment Losses - For the year ended December 31, 2009, we recorded goodwill impairment in the amount of $13,924 as compared to a $6,750 charge recorded for the year ended December 31, 2008. The impairment is primarily attributable to continued weaker than expected financial performance in the Company’s reporting units resulting in lower projected cash flows utilized in the discounted cash flow analysis. Additionally, as a result of its trademark impairment analysis, the Company recorded a trademark impairment charge in the amount of $4,419 as of December 31, 2009. There was no trademark impairment charge in the year ended December 31, 2008

Interest Expense - Interest expense for the Company decreased by $114 or 22.1% from $514 for the year ended December 31, 2008 to $400 for the year ended December 31, 2009.  The change primarily reflects decreased loan balances from principal payments on capital leases and installment notes.

Interest Income - Interest income for the Company decreased by $289 or 75.0% from $385 for the year ended December 31, 2008 to $96 for the year ended December 31, 2009. The change primarily reflects lower average balances and rates of return in short-term interest-bearing investments classified as cash and cash equivalents.

Income Taxes – The Company recorded income tax expense of $39,861 for the year ended December 31, 2009 compared to a benefit of $4,840 for the year ended December 31, 2008. Income tax expense for the year ended December 31, 2009 is recorded at an effective tax rate of (142.8%) as compared to (42.7%) for the year ended December 31, 2008. During the year ended December 31, 2009, the Company increased its valuation allowance on its deferred tax assets to 100% of the asset and recorded deferred tax expense  in the amount of $39,936.

Net Loss - As a result of the above items, the Company had net loss of $67,779 for the year ended December 31, 2009 compared to a loss of $6,486 for the year ended December 31, 2008.

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

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $40,475 for the year ended December 31, 2008 from $38,316 for the year ended December 31, 2007.  The increase of $2,159 or 5.6% was due to $538 of incremental legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement with ACAS with the balance of the increase attributable to higher expenses for professional fees of $684, a decrease in bad debt benefit of $208 as a result of a reduction in the bad debt reserve, and an increase in depreciation/amortization of $497.  Total Selling, General and Administrative expenses as a percentage of sales increased to 48.1% for the year ended December 31, 2008 compared to 41.1% for the year ended December 31, 2007.

Impairment Losses - For the year ended December 31, 2008, we recorded goodwill impairment in the amount of $6,750. The impairment is primarily attributable to weaker than expected financial performance in one of the Company’s reporting units resulting in lower projected cash flows utilized in the discounted cash flow analysis.

Interest Expense - Interest expense for the Company decreased by $345 or 40.2% from $859 for the year ended December 31, 2007 to $514 for the year ended December 31, 2008.  The change primarily reflects decreased loan balances from principal payments on capital leases and installment notes.

Interest Income - Interest income for the Company decreased by $88 or 18.6% from $473 for the year ended December 31, 2007 to $385 for the year ended December 31, 2008. The change primarily reflects lower average balances in short-term interest-bearing investments classified as cash equivalents.

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

Liquidity and Capital Resources

Cash Flow Activity for 2007, 2008 and 2009

Analysis of Cash Flows	For the Years Ended
(in thousands)	2007	2008	2009

Cash flows provided by (used in) operating activities	$14,061	$(847)	$3,904
Cash flows used in investing activities	(5,099)	(3,048)	(2,346)
Cash flows used in financing activities	(1,231)	(1,607)	(729)
Net cash provided by discontinued operations	1,059	-	-
Net increase (decrease) in cash and cash equivalents	$8,790	$(5,502)	$829

Net cash provided by operating activities was $3,904 during the year ended December 31, 2009.  The primary source of cash was a decrease of $4,570 in accounts receivable, a decrease in inventories of $1,562, $729 reclassification of restricted cash to unrestricted, depreciation and amortization of $5,251, a decrease deferred taxes of $39,936, and intangible impairments of $18,343, partially offset by the net loss of $67,779. The net loss was reduced by the ACAS settlement of $2,000 ($1,144 after tax benefit).

Net cash used in operating activities was $847 during the year ended December 31, 2008.  The primary use of cash was payment of $2,846 in legal costs and investment banking fees associated with the Company’s decision to enter into a merger agreement with ACAS. Net cash provided by remaining operating activities was $1,999. This positive operating cash flow was generated by a pre-tax loss from continuing operations of $11,326 net of expenses related to legal and investment banking fees of $2,365 mentioned above, and offset by depreciation and amortization of $4,793 and goodwill impairment of $6,750.

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

For the year ended December 31, 2009, net cash used in investing activities was $2,346 which consisted of $275 used for contingent payments made to the former shareholders of Fuel and $2,071 used for capital expenditures.

For the year ended December 31, 2008, net cash used in investing activities was $3,048 which consisted of $750 used for contingent payments made to the former shareholders of Fuel and $2,298 was used for capital expenditures.

For the year ended December 31, 2007, net cash used in investing activities was $5,099 which consisted of $1,296 used in acquisition purchase price adjustments, $1,236 used for contingent payments made to the former shareholders of Crush, Fuel, and AdProps, and $2,567 used for capital expenditures.

For the year ended December 31, 2009, net cash used for financing activities was $729, consisting of $500 related to repayments of bank debt, $178 related to repayments of capital leases, and $136 used to repurchase treasury stock.

For the year ended December 31, 2008, net cash used for financing activities was $1,607, consisting of $673 related to repayments of bank debt and capital leases, and $934 used to repurchase treasury stock.

For the year ended December 31, 2007, net cash used for financing activities was $1,231 used for repayments of installment notes and capital leases.

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 69% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of December 31, 2009, 169,801 shares of Convertible Preferred have been accrued as dividends and 163,531 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,270 shares were issued on February 2, 2010. Additionally, cumulative accrued dividends of $16,980 and $14,544 were recorded as temporary equity at December 31, 2009, and as equity at December 31, 2008, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

In connection with the Company's financing of the Comp 24 and Color Edge acquisitions, the Company entered into two credit agreements with Amalgamated Bank (“Amalgamated”) dated March 1, 2005. The credit agreements provided for two three-year revolving credit facilities and two term loans.  The credit agreement has been amended several times to date, the most recent of which was on September 30, 2009 (the “Amended and Restated Credit Agreement” or the “Agreement”).  The Agreement is for a single $12,000 revolving credit facility (the “Facility”) and required the early retirement of the remaining balance of the existing term loan prior to its maturity on December 31, 2009, which the Company paid off the balance in full on September 30, 2009. The Facility includes two financial covenants requiring the company maintains a minimum tangible net worth of $15,500 at all times, and no EBITDA losses on a consolidated basis in any quarterly period beginning with the quarter ending December 31, 2009.  The maturity date of the Facility is August 31, 2011, and the interest rate is at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day, plus 2.5%. As of December 31, 2009, this rate was 5.75%.

The Company’s borrowing base under the Facility is set at 80% of its eligible accounts receivable and the Facility must be prepaid when the amount of the borrowings exceeds the borrowing base. In addition, borrowings under the Facility must be prepaid with net cash proceeds that result from certain sales or issuances of stock or from capital contributions. Voluntary prepayments are permitted, in whole or in part, without premium or penalty, at the Company’s option, in minimum principal amounts of $100.

Color Edge, Color Edge Visual and Crush are named as borrowers under the Agreement.  All borrowings under the Agreement are guaranteed by the Company, Merisel Americas, and each of their existing operating subsidiaries, as guarantors, and must be guaranteed by all of their future subsidiaries. The borrowings are secured by a first priority lien on substantially all, subject to certain exceptions, of the borrowers’ and the guarantors’ properties and assets, and the properties and assets of their existing and future subsidiaries.

As of December 31, 2009, the Company has $8,715 outstanding on the Facility.  As of December 31, 2009, the minimum tangible net worth of the Company is below the required $15,500.  Accordingly, the Company is in violation of the covenant under the Agreement, and as such the Bank may request repayment of the loan at any time.  Based on this, the Company has classified the outstanding balance as of December 31, 2009, as short term on its balance sheet.

Management believes that, with its cash balances and anticipated cash balances, it has sufficient liquidity for the next twelve months and believes that in the event Amalgamated requests repayment of  the loan, the Company would be able to obtain a replacement facility. However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.

Through December 31, 2009, the Company spent approximately $2,071 in capital expenditures. The total 2010 expenditures are expected to be similar.

Item 8.    Financial Statements and Supplementary Data.

MERISEL, INC. AND SUBSIDIARIES

(All other items on this report are inapplicable)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Merisel, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above in the first paragraph present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

New York, NY

March 31, 2010

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,752	$10,581
Accounts receivable, net of allowance of $334 and $262, respectively	17,597	12,456
Inventories	3,268	1,706
Prepaid expenses and other current assets	1,191	919
Deferred tax asset	2,616	-
Total current assets	34,424	25,662

Property, plant and equipment, net	7,519	7,599
Restricted cash	2,961	2,232
Goodwill	13,649	-
Trademarks	10,609	6,190
Other intangible assets, net	5,129	3,648
Deferred tax asset	37,320	-
Other assets	121	94
Total assets	$111,732	$45,425

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,785	$5,374
Accrued liabilities	4,748	5,100
Capital lease obligations, current maturities	69	269
Installment notes, current maturities	500	-
Revolving credit agreement	8,630	8,715
Total current liabilities	18,732	19,458

Capital lease obligations, less current maturities	17	749
Other liabilities	710	670
Total liabilities	19,459	20,877

Commitments and Contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 313,531 shares issued and outstanding at December 31, 2009	-	31,980

Stockholders' equity (deficit):
Convertible preferred stock, $.01 par value; authorized 300,000 shares; 289,653 shares issued and outstanding at December 31, 2008	29,544	-
Common stock, $.01 par value; authorized 30,000,000 shares; issued: 8,473,503 and 8,453,671, respectively; outstanding: 7,385,322 and 7,214,784, respectively	85	84
Additional paid-in capital	270,713	268,468
Accumulated deficit	(206,261)	(274,040)
Treasury stock, at cost, 1,088,181 and 1,238,887 shares repurchased, respectively	(1,808)	(1,944)

Total stockholders' equity (deficit)	92,273	(7,432)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$111,732	$45,425
See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,
	2007	2008	2009

Net sales	$93,181	$84,178	$62,066
Cost of sales	49,291	48,150	41,240
Gross profit	43,890	36,028	20,826

Selling, general and administrative expenses	38,316	40,475	30,097
Intangible impairment	-	6,750	18,343
Operating income (loss)	5,574	(11,197)	(27,614)
Interest expense	(859)	(514)	(400)
Interest income	473	385	96
Income (loss) from continuing operations before (benefit) provision for income tax	5,188	(11,326)	(27,918)
Income tax (benefit) provision	(30,594)	(4,840)	39,861
Income (loss) from continuing operations	35,782	(6,486)	(67,779)
Income from discontinued operations, net of taxes	145	-	-
Net income (loss)	$35,927	$(6,486)	$(67,779)

Preferred stock dividends	2,079	2,250	2,436
Net income (loss) available to common stockholders	$33,848	$(8,736)	$(70,215)

Net income (loss) per share (basic): Income (loss) from continuing operations available to common stockholders	$4.32	$(1.12)	$(9.75)
Income from discontinued operations	.02	-	-
Net income (loss) available to common stockholders	$4.34	$(1.12)	$(9.75)

Net income (loss) per share (diluted): Income (loss) from continuing operations available to common stockholders	$4.20	$(1.12)	$(9.75)
Income from discontinued operations	.02	-	-
Net income (loss) available to common stockholders	$4.22	$(1.12)	$(9.75)

Weighted average number of shares:
Basic	7,793	7,797	7,202
Diluted	8,016	7,797	7,202

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 1, 2007	150,000	$25,215	8,429,518	$84	$273,957	$(235,702)	(418,780)	$(874)	$62,680
Accumulation of convertible preferred stock dividend		2,079			(2,079)				-
Issue of preferred stock	117,595	-							-
Issue of restricted stock			41,705	-					-
Cancellation of restricted stock			(18,500)	-					-
Stock compensation					716				716
Net income						35,927			35,927	$35,927
Total Comprehensive Income										$35,927
Balance at December 31, 2007	267,595	$27,294	8,452,723	$84	$272,594	$(199,775)	(418,780)	$(874)	$99,323
Accumulation of convertible preferred stock dividend		2,250			(2,250)				-
Issue of preferred stock	22,058	-							-
Issue of restricted stock			20,780	1	(1)				-
Purchase of treasury stock							(669,401)	(934)	(934)
Stock compensation					370				370
Net loss						(6,486)			(6,486)	$(6,486)
Total Comprehensive Loss										$(6,486)
Balance at December 31, 2008	289,653	$29,544	8,473,503	$85	$270,713	$(206,261)	(1,088,181)	$(1,808)	$92,273
Accumulation of convertible preferred stock dividend		2,436			(2,436)				-
Issue of preferred stock	23,878	-							-
Reclassification of preferred stock to temporary equity	(313,531)	(31,980)							(31,980)
Cancellation of restricted stock			(19,832)	(1)	1				-
Purchase of treasury stock							(150,706)	(136)	(136)
Stock compensation					190				190
Net loss						(67,779)			(67,779)	$(67,779)
Total Comprehensive Loss										$(67,779)
Balance at December 31, 2009	-	$-	8,453,671	$84	$268,468	$(274,040)	(1,238,887)	$(1,944)	$(7,432)

See accompanying notes to consolidated financial statements.

 MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
CONTINUING OPERATIONS:	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,927	$(6,486)	$(67,779)
Less: income from discontinued operations, net	145	-	-
Income (loss) from continuing operations	35,782	(6,486)	(67,779)
Adjustments to reconcile income (loss) from operations to net cash provided by (used in) operating activities:
Stock based compensation	716	370	190
Deferred occupancy costs	168	44	(40)
Bad debt provision (recovery)	(289)	(81)	571
Deferred income taxes (credit)	(31,375)	(4,964)	39,936
Restricted cash	843	234	729
Intangible impairment	-	6,750	18,343
Gain on sale of equipment	-	-	(19)
Depreciation and amortization	3,986	4,793	5,251
Changes in assets and liabilities, exclusive of acquisitions:
Accounts receivable	5,407	(402)	4,570
Inventories	121	(1,254)	1,562
Prepaid expenses and other assets	(223)	(265)	299
Accounts payable	(998)	2,556	589
Accrued liabilities	(77)	(2,142)	(298)
Net cash provided by (used in) operating activities	14,061	(847)	3,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition earn-out payments and purchase price adjustments	(2,532)	(750)	(275)
Capital expenditures	(2,567)	(2,298)	(2,071)
Net cash used in investing activities	(5,099)	(3,048)	(2,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(634)	(298)	(178)
Installment note repayments	(597)	(375)	(500)
Revolving credit agreement drawdown	-	-	85
Purchase of treasury stock	-	(934)	(136)
Net cash used in financing activities	(1,231)	(1,607)	(729)

Cash provided by (used in) continuing activities	7,731	(5,502)	829

(Continued on next page)

See accompanying notes to consolidated financial statements

 MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	For the years ended December 31,
	2007	2008	2009

DISCONTINUED OPERATIONS:
Cash provided by (used in) operating activities	1,059	-	-
NET CASH PROVIDED BY DISCONTINUED OPERATIONS:	1,059	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,790	(5,502)	829
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,464	15,254	9,752
CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR	$15,254	$9,752	$10,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$802	$562	$427
Income taxes	$893	$258	$-
Noncash activities:
Equipment Purchases Financed through Capital Leases	$-	$-	$1,110
Equipment Purchases Financed through Accounts Payable and Trade-in	$-	$-	$975
Preferred dividend accumulated	$2,079	$2,250	$2,436

See accompanying notes to consolidated financial statements.

 MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2008, and 2009
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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation allowances for deferred tax assets, the carrying amount of intangibles, stock based compensation, allowance for doubtful accounts and estimate of useful life.

Consolidation Policy

The consolidated financial statements include the accounts of Merisel Americas, Inc., which include Color Edge, Comp 24, Crush, AdProps, DCS, Fuel and Merisel Corporate.  All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.  Cash equivalents were $0 and $807 at December 31, 2008 and 2009, respectively.  The Company invests excess cash in interest-bearing accounts.  Interest income earned on cash balances for 2007, 2008 and 2009 was $473, $385 and $96, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

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

Unbilled Accounts Receivable

Accounts receivable included approximately $2,317 and $1,013 of unbilled receivables at December 31, 2008 and 2009, respectively.  These receivables are a normal part of the Company’s operations, as some receivables are normally invoiced in the month following shipment and completion of the billing process.

Concentration of Credit Risk

The Company extends credit to qualified customers in the ordinary course of its business. The Company performs ongoing credit evaluations of its customers’ financial conditions and has established an allowance for doubtful accounts based on factors surrounding the credit risk of customers, historical trends, and other information which limits their risk. The Company had one customer that accounted for approximately 10% of net sales in 2007, approximately 15% of net sales in 2008, and approximately 24% of net sales in 2009. As of December 31, 2008 and 2009, that one customer’s receivable balances were $3,563 or 20% of the total accounts receivable balance and $3,464 and 28% of the total accounts receivable balance, respectively.

Inventories

Inventories, which consist of raw materials and work-in-progress, are stated at the lower of cost (first-in, first-out method) or market value.  An inventory reserve is established to account for slow-moving materials, obsolescence and shrinkage.

Property and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years.  Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the lease term, whichever is shorter.

Goodwill and Other Intangible Assets

The Company, which has two reporting units, follows the provisions of FASB ASC 350 (FAS 142 “Goodwill and Other Intangible Assets”).  In accordance with FASB ASC 350, goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of the Company’s reporting units below their carrying amount. Goodwill is required to be tested for impairment at least annually. The Company uses a measurement date of December 31. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value for the goodwill impairment valuation are primarily determined using discounted cash flows. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of a weighted average cost of capital. The Company’s reporting units are its operating segments. Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. As a result of our annual impairment analysis, the Company recorded a non-cash goodwill impairment charge in the amount of $6,750 and $13,924 for the years ended December 31, 2008 and 2009, respectively. (See Note 4). As of December 31, 2009, the Company has no remaining goodwill.

The Company also performed the annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of the year. The trademark impairment valuation is determined using the relief from royalty method. As a result of the impairment analysis, the Company recorded trademark impairment charges of $4,419 as a result of decreases in projected revenues and royalty rates for certain trademarks. The use of a lower royalty rate assumption by 0.5% or a decrease in sales growth of 3% would result in an additional impairment of up to $2,000.

The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its other intangible assets. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35 (FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reviews the recoverability of long-lived assets to determine if there has been any impairment.  This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset.  If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers for product shipments are recorded as a component of Net Sales.  Shipping and handling costs are included in Cost of Goods Sold when jobs are completed and invoiced.

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

Currently, the Company has a full valuation allowance against its net deferred tax assets. If, in the future the Company determines that it would more likely than not realize our recorded deferred tax assets, a decrease in the valuation allowance would increase earnings in the period in which such determination is made. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

The Company follows FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109), which contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The Company assesses its tax positions for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, the Company may be effectively subject to U.S. federal income tax examinations for periods after 1996. The Company is subject to examination by state and local tax authorities generally for the period mandated by statute.  Currently the Company has no ongoing examinations. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As a result of this review, the Company concluded that it has no uncertain tax positions. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2010. The Company’s policy is to recognize interest and penalties, if any, accrued on uncertain tax positions as part of selling, general, and administrative expense.

Revenue Recognition

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB ASC 820 (FAS No. 157, “Fair Value Measurements”) are described as follows:

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived  and definite-lived intangibles for impairment at the reporting unit level.

Financial instruments include cash and cash equivalents. The approximate fair values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their carrying value because of their short-term nature. The revolving credit fair value approximates carrying value due to the variable nature of the interest rate.

Accounting for Stock-Based Compensation

The Company follows the provisions of FASB ASC 718 (FAS No. 123 (revised 2004) “Share-Based Payment”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for employee services in share-based payment transactions. FASB ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Stock-based compensation recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007, 2008, and 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with FASB ASC 718. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed and presented in accordance with FASB ASC 260-10 (FAS No. 128, “Earnings per Share”).  Basic earnings (loss) per share was determined by dividing net earnings (loss) by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share of the Company includes the impact of certain potentially dilutive securities.  However, diluted earnings per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive.  A reconciliation of the net income (loss) available to common stockholders and the number of shares used in computing basic and diluted earnings per share is provided in Note 14.

Segment Reporting

The Company evaluates its operating segment information in accordance with the provisions of FASB ASC 280 (FAS No. 131, ‘‘Segment Reporting’’) which provides for annual and interim reporting standards for operating segments of a company. ASC 280 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company’s chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on consolidated information. As a result, the Company aggregates its two operating segments into one reportable segment.

Deferred Rent Policy

The Company expenses rent on a straight line basis over the life of the lease, with the non-cash expense portion accumulating in a deferred rent liability account.

Reclassifications

Certain reclassifications were made to prior year statements to conform to the current year presentation.

New Accounting Pronouncements

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update No.2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-5. ASU 2009-5 was effective October 1, 2009. The Company’s  adoption of ASU 2009-05 did not have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued FASB ASC 855-10, ‘‘Subsequent Events.’’ FASB ASC 855-10 established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB ASC 855-10 provides; (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, ‘‘Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations.’’ ASC 805-10 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

In April 2008, the FASB issued ASC 350-10, ‘‘Determination of the Useful Life of Intangible Assets.’’ ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, ‘‘Goodwill and Other Intangible Assets.’’ ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

3.	Restricted Cash

At December 31, 2008 and 2009, the Company has restricted cash totaling $2,961 and $2,232, respectively, in Letters of Credit (“LOC”) securing the security deposits on the Company’s real estate leases. Approximately $1,500 of the deposits are held in a single preferred deferred annuity and the remaining funds are held in 1-2 year certificates of deposit. These deposits are held to maturity based upon the terms of the real estate leases, since they collateralize the LOC securing the security deposits. The fair value of these deposits approximate their carrying value.

4.	Goodwill and Intangibles

As of December 31, 2008 and 2009, the acquired intangible assets related to the acquisitions of Color Edge, Comp 24, Crush, DCS, AdProps, and Fuel. Intangible assets, resulting primarily from these acquisitions accounted for under the purchase method of accounting, consist of the following (in thousands):

Definite Lived Intangible Assets

	December 31, 2008
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$873	$2,926	16
Non-compete agreements	4,087	2,992	1,095	5
Software licenses	90	90	-	0
Domain name(s)	3	3	-	0
Employment agreements	1,109	868	241	3
Trade know how	1,341	474	867	8
Definite lived intangibles	10,429	5,300	5,129	13.0

	December 31, 2009
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$1,118	$2,681	16
Non-compete agreements	4,087	3,819	268	5
Software licenses	90	90	-	0
Domain name(s)	3	3	-	0
Employment agreements	1,109	1,109	-	0
Trade know how	1,341	642	699	8
Definite lived intangibles	10,429	6,781	3,648	13.0

Amortization expense is calculated on a straight line basis over the estimated useful life of the asset. The expense related to definite-lived intangible assets was $1,605, $1,579, and $1,481 for the years ended December 31, 2007, 2008, and 2009, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the year ended December 31,
Amount
2010	$673
2011	420
2012	413
2013	378
2014	308
Thereafter	1,456
$3,648

Indefinite Lived Intangible Assets

	December 31, 2008
	Acquired Value	Current Year Impairment Charge	Cumulative Impairment Charges	Carrying Value
Trademark	$10,609	$-	$-	$10,609
Goodwill	20,399	6,750	6,750	13,649
Total	$31,008	$6,750	$6,750	$24,258

	December 31, 2009
	Acquired Value	Current Year Impairment Charge	Cumulative Impairment Charges	Carrying Value
Trademark	$10,609	$4,419	$4,419	$6,190
Goodwill	20,674	13,924	20,674	-
Total	$31,283	$18,343	$25,093	$6,190

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

During 2009, the Company made a goodwill adjustment of $275 resulting from payments made to former shareholders of Fuel Digital. In connection with the Asset Purchase Agreement between the Company and Fuel Digital dated October 4, 2006 (the “APA”), Merisel informed Fuel Digital and its former shareholders (collectively, the “Sellers”) in November 2008, that Fuel Digital’s continuing business had not met performance criteria which would entitle the Sellers to an earnout payment for the one-year period ended September 30, 2008. On December 16, 2008, Merisel received, as required by the APA, a timely Notice of Disagreement from the Sellers contesting Merisel's calculations. On April 9, 2009, the parties executed an agreement under which the Company agreed to pay $275 to Sellers in settlement of the earnout payment for the one-year period ended September 30, 2008. The amount was paid on April 15, 2009 and recorded as an increase to goodwill.

In accordance with FASB ASC 350, the Company tests for goodwill impairment at least annually. The Company uses a measurement date of December 31. As a result of the annual impairment analysis, the Company recorded a non-cash goodwill impairment charge in the amount of $6,750 and $13,924 for the years ended December 31, 2008 and 2009, respectively. The impairment is primarily attributable to weaker than expected financial performance and higher discount rates in both of the Company’s reporting units resulting in lower projected cash flows utilized in the discounted cash flow analysis. As of December 31, 2009, the entire balance of goodwill was written off for the impaired reporting units.

The Company also performed the annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of the year. The trademark impairment valuation is determined using the relief from royalty method. As a result of the impairment analysis, the Company recorded trademark impairment charges of $4,419 as a result of decreases in projected revenues and royalty rates for certain trademarks.

5.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2009

Raw materials	$1,748	$1,199
Work-in-progress	1,525	510
Reserve for obsolescence	(5)	(3)
Inventory, net	$3,268	$1,706

6.	Property and Equipment

At December 31, 2008 and 2009, property and equipment consists of the following (in thousands):

	2008	2009

Equipment under capitalized leases	$694	$2,175
Machinery and equipment	11,577	13,599
Furniture and fixtures	780	810
Automobiles	104	104
Leasehold improvements	2,664	2,836
Total	15,819	19,524
Less: accumulated depreciation and amortization	(8,300)	(11,925)
Net book value	$7,519	$7,599
.
Depreciation and amortization expense related to property and equipment (including capitalized leases) was approximately $2,381, $3,214, and $3,770 for the years ended December 31, 2007, 2008, and 2009 respectively. Equipment as of December 31, 2008 and 2009 included approximately $694 and $ 2,175, respectively under capital lease agreements. Accumulated depreciation and amortization relating to those assets under capital leases totaled $419 and $26 as of December 31, 2008 and 2009, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2008	2009

Accrued liabilities:
Compensation and other benefit accruals	3,161	2,403
Other accruals	1,587	2,697
Total accrued liabilities	$4,748	$5,100

8.	Income Taxes

Deferred income tax assets and liabilities were comprised of the following (in thousands):

	December 31,
	2008	2009

Deferred tax assets:
Net operating loss carryforwards	$89,240	$93,572
AMT credit carryforward	359	359
Allowance for doubtful accounts	143	238
Depreciable assets	1,249	1,474
Goodwill	1,041	6,361
Other intangible assets	1,231	1,600
Trademarks	-	437
Deferred vacation and bonus	175	105
Deferred occupancy costs	304	287
Inventory uniform capitalization	420	245
Stock-based compensation	564	635
Other	12	15
Total deferred tax asset	$94,738	$105,328

Deferred tax liabilities
Change in accounting method	$61	$-
Trademarks	1,152	-
Total deferred tax liabilities	$1,213	$-

Net deferred tax asset before valuation allowance	$93,525	$105,328
Valuation allowance	(53,589)	(105,328)

Net deferred tax asset	$39,936	$-

Balance sheet classification:
Current asset	$2,616	$-
Non-current asset	37,320	-

	$39,936	$-

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income.  The annual limitation was determined by multiplying the value of the Company’s equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service.  The Company adjusted its deferred tax asset to reflect the estimated limitation.  At December 31, 2009, the Company had available U.S. Federal net operating loss carryforwards of $261,460 which expire at various dates beginning December 31, 2011. As of December 31, 2009, $22,125 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $239,335 is not restricted.  The restricted net operating loss is subject to an annual limitation of $7,476.  At December 31, 2009, the Company had available California net operating loss carryforwards of $14,149 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.

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

At December 31, 2007 based on historical operating results and, based on a ten-year forecast, management determined that it was more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a net deferred tax asset in the amount of $34,972 for the year ended December 31, 2007. A similar analysis was performed at December 31, 2008 and, as a result, the Company recorded a deferred tax benefit for its 2008 loss and recorded a net deferred tax asset of $39,936.

At December 31, 2009, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it is more likely than not that the Company will not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company has placed a full valuation allowance on its net deferred tax assets and recorded deferred tax expense of $39,936 for the year ended December 31, 2009.

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Years ended December 31,
	2007	2008	2009

Continuing Operations:
Current	$781	$124	$(75)
Deferred	1,278	(5,078)	(11,803)
Net Change in Valuation Allowance	(32,653)	114	51,739
Total provision	$(30,594)	$(4,840)	$39,861

The above is further comprised of the
following:
Federal	$76	$(3)	$-
State	705	127	(75)
Total current provision	$781	$124	$(75)

Deferred tax expense, net of change in
valuation allowance:
Federal	$(31,534)	$(3,317)	$42,627
State	159	(1,647)	(2,691)
Total deferred provision	$(31,375)	$(4,964)	$39,936

Discontinued Operations:
Federal	$5	$-	$-
State	107	-	-
Total provision	$112	$-	$-

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

	For the Years Ended December 31,
	2007	2008	2009

Statutory rate	35.0%	(35.0%)	35.0%
Change in valuation allowance	(608.3)	1.0	(185.3)
Prior year under-accrual	1.5	(0.6)	0.1
State and local income taxes	10.5	(8.7)	7.7
Certain non-deductible expenses and other	1.4	0.6	(0.3)
Effective tax rate	(559.9%)	(42.7%)	(142.8%)

9.	Debt

In connection with the Company's financing of the Comp 24 and Color Edge acquisitions, the Company entered into two credit agreements with Amalgamated Bank (“Amalgamated”) dated March 1, 2005. The credit agreements provided for two three-year revolving credit facilities and two term loans.  The credit agreement has been amended several times to date, the most recent of which was on September 30, 2009 (the “Amended and Restated Credit Agreement” or the “Agreement”).  The Agreement is for a single $12,000 revolving credit facility (the “Facility”) and required the early retirement of the remaining balance of the existing term loan prior to its maturity on December 31, 2009, which the Company paid off the balance in full on September 30, 2009. The Facility includes two financial covenants requiring the company maintains a minimum tangible net worth of $15,500 at all times, and no EBITDA losses on a consolidated basis in any quarterly period beginning with the quarter ending December 31, 2009.  The maturity date of the Facility is August 31, 2011, and the interest rate is at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day, plus 2.5%. As of December 31, 2009, this rate was 5.75%.

The Company’s borrowing base under the Facility is set at 80% of its eligible accounts receivable and the Facility must be prepaid when the amount of the borrowings exceeds the borrowing base. In addition, borrowings under the Facility must be prepaid with net cash proceeds that result from certain sales or issuances of stock or from capital contributions. Voluntary prepayments are permitted, in whole or in part, without premium or penalty, at the Company’s option, in minimum principal amounts of $100.

Color Edge, Color Edge Visual and Crush are named as borrowers under the Agreement.  All borrowings under the Agreement are guaranteed by the Company, Merisel Americas, and each of their existing operating subsidiaries, as guarantors, and must be guaranteed by all of their future subsidiaries. The borrowings are secured by a first priority lien on substantially all, subject to certain exceptions, of the borrowers’ and the guarantors’ properties and assets, and the properties and assets of their existing and future subsidiaries.

As of December 31, 2009, the Company has $8,715 outstanding on the Facility.  As of December 31, 2009, the minimum tangible net worth of the Company is below the required $15,500.  Accordingly, the Company is in violation of the covenant under the Agreement, and as such the Bank may request repayment of the loan at any time.  Based on this, the Company has classified the outstanding balance as of December 31, 2009, as short term on its balance sheet. The Company believes that in the event Amalgamated requests repayment of the loan, the Company would be able to obtain a replacement facility.

During the year ended December 31, 2009, the Company entered into two new capital lease agreements totaling $1,110. The proceeds from the leases were used to finance the acquisition of certain pieces of production equipment during the three months ended September 30, 2009. Both leases have 48 month terms expiring in July 2013 and have a fixed rate of 7.75%. As of December 31, 2009, the balance of all capital leases was $1,018, of which $269 is current.

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

The Company had no income from discontinued operations for the years ended December 31, 2008 and December 31, 2009.

11.	Commitments and Contingencies

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Color Edge Visual, and its sales employee, Edwin Sturmer.  The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while employed by Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment. The plaintiffs seek compensatory and punitive damages totaling $5,000.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties were previously engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  The United States Trustee recently moved to have the bankruptcy case converted to Chapter 7 or dismissed on the grounds that ImageKing has failed to show a reasonable likelihood of rehabilitation.  ImageKing has not taken any steps to prosecute the Nomad case since its bankruptcy filing. The Company has not accrued for payment because the amount of loss is not currently probable.

On March 30, 2009, Merisel and TU Holdings, Inc. and TU Merger, Inc., both subsidiaries of American Capital Strategies, Ltd. (collectively, “ACAS”) executed a settlement agreement under which ACAS agreed to pay Merisel the total amount of $2,000 and the parties agreed to dismiss with prejudice their claims against one another. The Company recorded this income in the first quarter of 2009. The Company recorded expenses related to legal and investment banking fees related to the sale of the Company to ACAS of $1,827 and $2,365 for the years ended December 31, 2007 and 2008, respectively. These income and expenses are recorded in selling, general, and administrative expenses in the Company’s Statements of Operations.

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, Merisel received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion. Since then, the Company and the Crush Sellers have attempted to resolve this dispute through negotiations, but have been unable to do so.  The parties are now following the process set forth in the APA for resolving such disputes through the appointment of a third-party accounting firm (the “Arbitration Firm”), which will arbitrate the dispute.  If the Arbitration Firm finds that Crush Creative has met the performance criteria set forth in the APA, the Crush Sellers will be entitled to a payment of up to $750.  Under the APA, the Arbitration Firm’s determination is final, conclusive and binding.  The Company has not accrued for payment because the amount of loss is not currently probable.

On May 19, 2009, the President of Crush Creative provided the Company with a letter of resignation, claiming that he was resigning for "Good Reason," as defined by his employment agreement.  In particular, he claimed that the Company had breached his employment agreement by reducing his base salary and materially reducing his responsibilities, and that the Company had defamed him.  The Company responded by letter dated June 5, 2009, in which it denied the employee’s allegations, provided 60-day notice of non-renewal of the employee’s employment agreement (as required by that agreement), and offered to work with the employee to address, for the remainder of his tenure, the concerns he had raised in his letter.  On July 2, 2009, the employee departed the Company

On June 19, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising that the employee had filed a Demand for Arbitration with the AAA, asserting a $2,500 claim for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages.  Merisel filed an Answer to this claim, in which it denied the substantive allegations, denied that the employee is entitled to the relief demanded, and asserted various affirmative defenses.  The parties are currently engaged in discovery, and a hearing date has not yet been scheduled for the arbitration. The Company has not accrued for payment because the amount of loss is not currently probable.

12.	Temporary Equity

In June 2000, an affiliate of Stonington Partners, Inc., a majority shareholder, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of December 31, 2009, 169,801 shares of Convertible Preferred have been accrued as dividends and 163,531 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,270 shares were issued on February 2, 2010. Additionally, cumulative accrued dividends of $16,980 and $14,544 were recorded as temporary equity at December 31, 2009, and as equity at December 31, 2008, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

In accordance with FASB ASC 480-10 (EITF Abstracts, Topic D-98 “Classification and Measurement of Redeemable Securities”), the Company has determined in 2009, the Convertible Preferred should be treated outside of permanent equity. Regulation S-X requires preferred securities that are redeemable for cash to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes that if the preferred security holders control a majority of the votes of the board of directors through direct representation on the board of directors or through other rights, the preferred security is redeemable at the option of the holder and its classification outside of permanent equity is required. During the first quarter of 2009, Stonington Partner’s ownership percentage of the Company’s common stock increased such that, according to Company’s bylaws, it now has sufficient votes to change the size and composition of the board of directors. As such, the Company believes the Convertible Preferred is redeemable at the option of the holder and should be re-classified to outside permanent equity. Prior to 2009, in no case were the convertible preferred mandatorily redeemable or was redemption outside of the Company and as such the Convertible Preferred was classified at permanent equity. The Company will continue to accrue dividends on the Convertible Preferred, which will increase temporary equity and continue to decrease net income available to common shareholders.

13.	Stock Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At December 31, 2009, 51,839 shares were available for grant under the 1997 Plan, and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

Stock Options

There were no stock options granted in 2007, 2008, or 2009. Compensation expense related to stock options was $184 for the year ended December 31, 2007. There was no expense for the years ended December 31, 2008 and 2009. As of December 31, 2009, 300,000 options remain outstanding under the 1997 Plan.

The following summarizes the aggregate activity in all of the Company’s plans for the three years ended December 31, 2009:

	2007		2008		2009
	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price
Outstanding at beginning of year	330,200	9.17	330,200	9.17	300,000	8.33
Granted	-	N/A	-	N/A	-	N/A
Exercised	-	N/A	-	N/A	-	N/A
Canceled	-	N/A	(30,200)	17.51	-	N/A
Outstanding at end of year	330,200	9.17	300,000	8.33	300,000	8.33
Options exercisable at year end	255,200		300,000		300,000
Weighted average fair value at date of grant of options granted during the year	N/A		N/A		N/A

There is no total intrinsic value of options outstanding or exercisable at December 31, 2009.

Restricted Stock Grants

The Company awarded 150,000 shares of restricted stock to its Chief Executive Officer in November 2004 under the 1997 Plan.  These shares were issued in November 2005.  Compensation expense, measured by the fair value at the grant date of the Company's common stock issuable in respect of the units, was recorded over the related three-year vesting period starting in November 2004.  Compensation expense was $158 for the year ended December 31, 2007. There was no expense for the years ended December 31, 2008 and 2009.

On May 1, 2006, the Company awarded 7,500 shares of restricted stock to its Chief Financial Officer under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded over the related one-year vesting period starting in May 2006. Compensation expense was $18 for the year ended December 31, 2007. There was no expense for the years ended December 31, 2008 and 2009.

On May 31, 2006, the Company awarded 20,990 shares of restricted stock to non-management Directors under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded over the related one-year vesting period starting in May 2006. Compensation expense was $58 for the year ended December 31, 2007. There was no expense for the years ended December 31, 2008 and 2009.

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded over the related three-year vesting period starting in December 2006. Compensation expense was $227, $214, $180 for the years ended December 31, 2007, 2008, and 2009, respectively.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related ten month vesting period starting in August 2007. Compensation expense was $63 for the years ended December 31, 2007 and 2008. There was no expense for the year ended December 31, 2009.

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related one-year vesting period starting in December 2007. These shares were issued during the first quarter of 2008. Compensation expense was $4 and $71 for the years ended December 31, 2007 and 2008, respectively.  There was no expense for the year ended December 31, 2009.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period. Compensation expense was $4, $22, and $10 for the years ended December 31, 2007, 2008, and 2009 respectively.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2008, and changes during the twelve months ended December 31, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2008	67,334	$3.83
Granted	-	-
Vested	(45,502)	$3.90
Cancelled	(19,832)	$3.56
Nonvested shares at December 31, 2009	2,000	$4.98

As of December 31, 2009, there was $5 of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.  That cost is expected to be recognized over a weighted average period of approximately 7 months.

Benefit Plan

The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions at the discretion of the Board of Directors. In January 2009, the Board of Directors elected to discontinue the Company’s matching contribution. The Company's contributions vest 25% per year. The Company contributed $654, 542, and $20 to the plan during the years ended December 31, 2007, 2008 and 2009, respectively.  The contributions to the 401(k) plan were in the form of cash.

Stock repurchase program

The Company announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of December 31, 2009, the Company had repurchased a total of 1,238,887 shares, for an aggregate cost of $1,944, which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. During 2009, the Company purchased 150,706 shares at an aggregate cost of $136. During 2008, the Company purchased 669,401 shares at an aggregate cost of $934. No repurchases were made during 2007. At December 31, 2007, 418,780 shares had been repurchased.

14.	Earnings (Loss) Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with FASB ASC 260-10 (FAS No. 128, “Earnings Per Share”).  Basic earnings (loss) per share is calculated using the average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.  In 2004, the Board of Directors of the Company granted 150,000 shares of restricted stock and 300,000 stock options. In 2007, the board of directors granted 62,625 shares of restricted stock, respectively, which along with the 2004 and 2005 grants are dilutive common stock equivalents in the earnings per share calculations for 2007.  Diluted earnings (loss) per common share for 2008 and 2009 does not include the effects of 154,994 and 45,104 shares of restricted stock as the effect of their inclusion would be anti-dilutive.  The convertible preferred stock and stock options are anti-dilutive, and as such, are excluded from diluted earnings per share calculations.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands):

	For the Years Ended December 31,
Weighted average shares outstanding	2007	2008	2009
Basic	7,793	7,797	7,202
Diluted	8,016	7,797	7,202

	2007	2008	2009
Income (loss) from operations	$35,782	$(6,486)	$(67,779)
Preferred stock dividends	2,079	2,250	2,436
Income (loss) to common stockholders	33,703	(8,736)	(70,215)
Income from discontinued operations	145	-	-
Net income (loss) available to common stockholders	$33,848	(8,736)	$(70,215)

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.,

Item 9A (T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.    Other Information.

Submission of Matters to a Vote of Security Holders

a)	The Company held its 2009 annual meeting of stockholders on December 16, 2009.

b)	Each of Edward A. Grant, Ronald P. Badie, Albert J. Fitzgibbons III, Bradley J. Hoecker, Lawrence J. Schoenberg and Donald R. Uzzi were elected as directors for a new one-year term.

c)	The following matters were submitted to a vote of security holders at the annual meeting:

1.	Election of nominees as directors to the Board of Directors. The nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld
Ronald P. Badie	6,630,126	95,414
Albert J. Fitzgibbons III	6,531,734	193,806
Edward A. Grant	6,630,126	95,414
Bradley J. Hoecker	6,530,522	195,018
Lawrence J. Schoenberg	6,629,899	95,641
Donald R. Uzzi	6,431,603	293,937

2.
The stockholders voted upon and approved a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for 2009.  The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
6,637,486	74,833	13,221	-

d)	Proxies were solicited only by the Company.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of those individuals who served as executive officers and directors of the Company as March 31, 2010.
Name	Age	Position
Donald R. Uzzi (6)	57	Chairman of the Board, Chief Executive Officer and President
Victor L. Cisario (1)	48	Executive Vice President, Chief Financial Officer
Raymond Powers	42	Executive Vice President, Business Development
Albert J. Fitzgibbons III (3) (4) (6)	64	Director
Ronald P. Badie (2) (5)	67	Director
Bradley J. Hoecker (3) (4) (6)	48	Director
Edward A. Grant (2) (4)	59	Director
Lawrence J. Schoenberg (2) (3) (4)	77	Director
(1)	Mr. Cisario has served as the Company’s Executive Vice President and Chief Financial Officer since June 2009.

(2)	Member of Audit Committee.

(3)	Member of Nominating Committee.

(4)	Member of Compensation Committee.

(5)	Lead Director.

(6)	Member of Share Repurchase Committee.

For each Director of the Company, the following sets forth the name, age as of March 31, 2010, principal occupation for at least the past five years, and the names of any other public companies for which the Director served in directorship capacity in the past five years.  In determining that each of the Directors is qualified to be a director, the Board relied on the experience and attributes listed below and on the direct personal knowledge of each Director’s prior service on the Board:

Donald R. Uzzi, 57, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005. From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation. From July 1998 to July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation. Prior to 1996, Mr. Uzzi held the position of President of the Gatorade North America division of Quaker Oats.

Albert J. Fitzgibbons III, 64, has been a member of the Board of Directors since December 1997. Mr. Fitzgibbons is a Partner and Director of Stonington Partners, Inc. and a Partner and Director of Stonington Partners, Inc. II, positions that he has held since 1994. He served as a Director of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co., from 1988 to 1994 and as a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000. He was a Partner of Merrill Lynch Capital Partners from 1993 to 1994 and Executive Vice President of Merrill Lynch Capital Partners from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to July 1994.  Mr. Fitzgibbons is also currently a Director of Obagi Medical Products, Inc.

Ronald P. Badie, 67, has been a member of the Board of Directors since October 2004. In March 2002, Mr. Badie retired from Deutsche Bank after 35 years of service. At the time of his retirement, he was Vice Chairman of Deutsche Bank Alex. Brown (now Deutsche Bank Securities), the firm’s investment banking subsidiary. Over the years, Mr. Badie has held a variety of management positions with the firm and its predecessor, Bankers Trust Company, in both New York and Los Angeles. Mr. Badie is also currently a Director of Amphenol Corporation, Nautilus, Inc., and Obagi Medical Products, Inc.  Mr. Badie has also been a Director of Integrated Electrical Services, Inc. and Global Motorsport Group, Inc.

Bradley J. Hoecker, 48, has been a member of the Board of Directors since December 1997. Mr. Hoecker has been a Partner and Director of Stonington Partners and a Partner and Director of Stonington Partners, Inc. II since 1997. Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington Partners since 1993. He was a Consultant to Merrill Lynch Capital Partners from 1994 to December 2000 and was an Associate in the Investment Banking Division of Merrill Lynch Capital Partners from 1989 to 1993. Mr. Hoecker has also served as a Director of Obagi Medical Products, Inc.

Lawrence J. Schoenberg, 77, has been a member of the Board of Directors since 1990. From 1967 through 1990, Mr. Schoenberg served as Chairman of the Board and Chief Executive Officer of AGS Computers, Inc., a computer software company. From January to December 1991, Mr. Schoenberg served as Chairman and as a member of the executive committee of the Board of Directors of AGS. Mr. Schoenberg retired from AGS in 1992. Mr. Schoenberg was also a Director of SunGard Data Systems, Inc., a computer software company, a Director of Government Technology Services, Inc., a reseller and integrator of information systems for the federal government, and a Director of Cellular Technology Services, Inc., a software company.

Edward A. Grant, 59, has been a member of the Board of Directors since May 2006.  Mr. Grant is a principal and practice director at Arthur Andersen LLP.  He has been a professional at Andersen for more than thirty years.  He was an audit partner with the firm for sixteen years, serving as the auditor on numerous public companies.  Mr. Grant is a Director of Obagi Medical Products, Inc. and is the Chair of its Audit Committee.  Mr. Grant has a bachelor’s and two master’s degrees from the University of Wisconsin-Madison and became a Certified Public Accountant in 1976.  He is a past member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountants Society and has served on several civic boards.

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

The Company has not changed its procedures for the identification, nomination and election of directors since they were described in the Proxy Statement with respect to its Annual Meeting held on December 16, 2009.

The following individuals were the Company’s Executive Officers as of March 31, 2010.

Donald R. Uzzi, 57, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005.  Between December 2002 and November 2004, Mr. Uzzi provided consulting services to various companies in the areas of marketing, corporate strategy and communications. Between July 1999 and December 2002, Mr. Uzzi was the Senior Vice President of Electronic Data Systems Corporation. Between July 1998 and July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group.  Between August 1996 and April 1998, Mr. Uzzi was the Executive Vice President of Sunbeam Corporation.  Prior to 1996, Mr. Uzzi was the President of the Gatorade North America division of Quaker Oats.

Victor L. Cisario, 48, has served as Merisel’s Executive Vice President and Chief Financial Officer since June 2009.  He joined Merisel from Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses, where he had served as Chief Financial Officer since January 2008.  At Outside Ventures, LLC, Mr. Cisario was responsible for all financial reporting, budgeting and financial strategy.  In 2007, Mr. Cisario worked as a consultant for various private companies.  Mr. Cisario was the Chief Financial Officer of Fuel Digital, Inc. from 2002 until Merisel’s acquisition of Fuel Digital, Inc. in 2006.  At Fuel Digital, Inc., Mr. Cisario created the financial strategy of the company, handled all banking relations, implemented budgeting procedures, created and implemented internal control procedures and oversaw financial reporting.

Raymond Powers, 42, has served as Vice President, Business Development since January 2010, and was a consultant to the Company beginning in March 2009. Prior to joining Merisel, Mr. Powers spent 14 years with Seven Worldwide and Schawk, which acquired Seven in 2005.  Mr. Powers’ most recent role was Managing Director of Schawk’s downtown Chicago business.  Prior to Seven Worldwide’s acquisition by Schawk, Mr. Powers was the Senior Vice President of Operations for the Pharmaceutical and Consumer Product business sectors.

Certain Legal Proceedings

On May 15, 2001, the SEC filed a civil action (SEC v. Dunlap, S.D. Fla. (Case No. 01-8437) (Middlebrooks)) against Mr. Uzzi alleging violations of the federal securities laws in connection with his role as executive vice president of Sunbeam Corporation. On January 23, 2003, Mr. Uzzi entered into a consent and undertaking (the “Consent and Undertaking”) with the SEC.  Pursuant to the Consent and Undertaking, Mr. Uzzi agreed, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment (1) permanently enjoining him from violating Section 17(a) of the Securities Act of 1933 and from violating or aiding and abetting violations of Sections 10(b), 13(a), 13(b)(2)(A),13(b)(2)(B) and 13(b)(5) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder, and (2) pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act, the payment of a $100,000 civil penalty. The final judgment was entered on January 27, 2003 (the “Final Judgment”). The Board of Directors of the Company carefully reviewed the Consent and Undertaking and the Final Judgment prior to hiring Mr. Uzzi, and determined that since Mr. Uzzi did not admit or deny liability in the Consent and Undertaking or the Final Judgment, the terms of the Consent and Undertaking and Final Judgment did not present a legal obstacle to the Company’s hiring Mr. Uzzi. The Board of Directors further determined that Mr. Uzzi was fit for office.

There are no proceedings to which any of our directors or executive officers or any of their associates is a party adverse to the Company or any of its subsidiaries, or in which any director or executive officer has a material interest adverse to the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.  Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2009, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

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

Item 11.    Executive Compensation

Summary of Executive Compensation 2007-2009

The following table sets forth the compensation of the Company’s Chief Executive Officer and each of the other two most highly compensated executive officers for services in all capacities to the Company in 2008 and 2009, except as otherwise indicated.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald R. Uzzi Chief Executive Officer and President	2008 2009	400,000 400,000	135,000 50,000	-- --	-- --	-- --	-- --	6,900 (3) 50,000 (4)	541,900 500,000
John J. Sheehan (5) President, Color Edge Visual	2008 2009	300,000 300,000	-- 20,000	-- --	-- --	-- --	-- --	6,900 (3) 12,800 (4)	306,900 332,800
Kenneth Wasserman President, Comp 24 (6)	2008 2009	248,800 287,500	-- 20,000	-- --	-- --	-- --	-- --	6,900 (3) 11,700 (4)	255,700 319,200

(1)	The dollar amount represents the amounts recognized in 2008 and 2009 on the accrual basis.

(2)	No stock awards were made in 2008 or 2009. Amounts recognized for financial reporting purposes for those years are reported in Item 8, Note 13.

(3)	The dollar amount represents the Company’s contributions to the 401(k) Plan.

(4)	The following table sets forth the compensation elements of “All Other Compensation” column for 2009:

Executive	Company Contribution to 401(k) Plan ($)	Vacation Accrual Payment
Donald R. Uzzi	1,000	49,000
John J. Sheehan	1,300	11,500
Kenneth Wasserman	635	11,065

During 2009, the Company made a one-time payment for accrued vacation time and changed the respective agreements to a policy whereby vacation time must used in the year earned and will not be carried forward to future years.

(5)	Mr. Sheehan’s Employment Agreement expired pursuant to its terms on March 1, 2010.

(6)
Mr. Wasserman’s Employment Agreement expired pursuant to its terms on March 1, 2010, and he was offered continued employment under new terms after such date.  However, Mr. Wasserman resigned and his employment with the Company terminated on March 9, 2010.

Outstanding Equity Awards at December 31, 2009

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald R.Uzzi	100,000 100,000 100,000	- - -	- - -	5.00 8.00 12.00	11/22/2014 11/22/2014 11/22/2014	-	-	-	-
John J. Sheehan	-	-	-	-		-	-	-	-
Kenneth Wasserman	-	-	-	-		-	-	-	-
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

 Executive Employment, Termination and Change of Control Arrangements

 CEO Compensation, Termination and Change of Control Arrangements

 Donald R. Uzzi serves as the Chief Executive Officer and President of the Company pursuant to an employment agreement dated November 22, 2004, as amended in March 2006, January 2008 and June 2009.  Mr. Uzzi’s base salary pursuant to his agreement is $400,000 per year.  The base salary increases to $450,000 upon an attainment by the Company of earnings before taxes of at least $12,000,000 on a rolling four-quarter basis, and to $500,000 upon an attainment by the Company of earnings before taxes of at least $15,000,000 on a rolling four-quarter basis.  Mr. Uzzi also is eligible for an annual bonus with a target level of 100% of his base salary, to be awarded based on such criteria as may be determined by the Board of Directors or the Compensation Committee.  Such criteria may include a combination of the achievement by the Company of specified financial performance goals as well as achievement by Mr. Uzzi of specified performance targets.  The decision as to whether to award an annual bonus is in the sole discretion of the Board of Directors or the Compensation Committee.

 Mr. Uzzi did not receive an annual bonus for calendar year 2008 but received a special bonus award of $135,000.  For calendar year 2009, Mr. Uzzi received an annual bonus award of $50,000.

 After the expiration of the initial employment term of three years, Mr. Uzzi’s employment continuously renews for additional one-year terms unless either party gives written notice of non-renewal at least 90 days prior to the expiration of the effective term.

 If Mr. Uzzi’s employment is terminated by the Company without “cause” (as defined in the employment agreement) prior to the expiration of a one-year term, or if his employment is not renewed by the Company at the end of each term, Mr. Uzzi will be entitled to a lump sum payment equal to 12 months of base salary.  In the event of termination of Mr. Uzzi’s employment by the Company without “cause,” or resignation by Mr. Uzzi for “good reason” (as defined in the employment agreement) during the one-year period following a change in control of the Company, Mr. Uzzi will be also entitled to a lump sum payment equal to 12 months of base salary.  The Company will also pay Mr. Uzzi’s premiums for COBRA coverage in the event of termination without “cause” prior to the expiration of the term, as well as for termination without “cause” or resignation for “good reason” following a change in control, or nonrenewal of his employment by the Company, until the earlier of the 12-month anniversary of the date of termination, or the date that Mr. Uzzi becomes employed with a new employer.  In the event of termination of employment due to Mr. Uzzi’s death or disability, Mr. Uzzi will be entitled to continuation of base salary for 60 days following termination.  Mr. Uzzi will be entitled to a pro rata portion of his annual bonus for the calendar year in which the termination occurs, based upon the attainment of the applicable criteria up to the date of termination, in the event of (i) termination by the Company without “cause,” (ii) within one year following a change in control, termination by the Company without “cause” or resignation by Mr. Uzzi for “good reason,” (iii) termination following the Company’s delivery to Mr. Uzzi of a notice of nonrenewal, or (iv) Mr. Uzzi’s death or disability.

 The employment agreement also contains customary confidentiality, non-compete and non-solicitation provisions.

 Compensation, Termination and Change of Control Agreements of Other NEOs

John J. Sheehan was employed by the Company pursuant to an agreement dated March 1, 2005 with Merisel Americas, whereby Mr. Sheehan served as President of Color Edge Visual.  The agreement provided for a five-year term with continuous renewal for additional one-year terms unless either party gave written notice of nonrenewal at least 60 days prior to the expiration of the then-effective term.  In December 2009, the Company provided notice to Mr. Sheehan that the Company would not be renewing his employment agreement and, on March 1, 2010, the agreement expired by its terms.

Under the employment agreement, Mr. Sheehan received a base salary of $300,000 per year.  The base salary was to be increased to $322,500 per year if Merisel Americas attained EBITDA of at least $16,500,000 on a rolling four-quarter basis, and to $346,688 per year if Merisel Americas attained EBITDA of at least $18,000,000 on a rolling four-quarter basis.  Mr. Sheehan was also eligible for an annual bonus with a target level of 60% of his base salary, which was to be awarded by the Board of Directors or the Compensation Committee based on achievement by Merisel Americas of forecasted EBITDA in the financial plan approved by the Board of Directors and such other criteria as was to be determined by the Board of Directors or the Compensation Committee.

The Company did not make any severance payments upon the Company’s nonrenewal of Mr. Sheehan’s employment.  If Mr. Sheehan’s employment had been terminated by the Company without “cause” (as defined in the employment agreement) or Mr. Sheehan had terminated his employment for “good reason” (as defined in the employment agreement) prior to the expiration of the five-year employment term, Mr. Sheehan would have been entitled to a continuation of his base salary for the remainder of the five-year term, plus any accrued and unpaid bonus amounts owed for the year of termination, pro-rated through the date of termination, and any other amounts owed to him through the date of termination.  If Mr. Sheehan had been terminated for “cause”, he would have been only entitled to his earned and unpaid base salary through the date of termination.  If Mr. Sheehan had been terminated due to death or disability (as defined in the employment agreement), Mr. Sheehan would have been entitled to (i) a pro rata portion of his annual bonus for the calendar year in which the termination occurred, based upon the attainment of the applicable criteria up to the date of termination, plus any annual bonus for a completed calendar year that had accrued but not yet paid at the time of such termination and (ii) a continuation of his base salary for 30 days commencing on the date of termination.

The employment agreement also contained customary confidentiality, non-compete and non-solicitation provisions.

Kenneth Wasserman was employed pursuant to an agreement dated March 1, 2005 with Merisel Americas whereby Mr. Wasserman served as President of Comp 24.  The employment agreement provided for a five-year term with continuous renewal for additional one-year terms unless either party gave written notice of nonrenewal at least 60 days prior to the expiration of the then-effective term.  Mr. Wasserman’s Employment Agreement expired pursuant to its terms on March 1, 2010, and he was offered continued employment under new terms for 2010.  However, Mr. Wasserman resigned and his employment with the Company terminated on March 9, 2010.

Under the employment agreement, Mr. Wasserman received a base salary of $287,500 per year. The base salary was to be increased to $309,063 per year if Merisel Americas attained EBITDA of at least $16,500,000 on a rolling four-quarter basis, and to $332,243 per year if Merisel Americas attained EBITDA of at least $18,000,000 on a rolling four-quarter basis.  Mr. Wasserman was also eligible for an annual bonus with a target level of 60% of his base salary, to be awarded by the Board of Directors or the Compensation Committee based on achievement by Merisel Americas of forecasted EBITDA in the financial plan approved by the Board of Directors and such other criteria as was to be determined by the Board of Directors or the Compensation Committee.

The Company did not make any severance payments upon the Company’s nonrenewal of Mr. Wasserman’s employment.  If Mr. Wasserman’s employment had been terminated by the Company without “cause” (as defined in the employment agreement) or Mr. Wasserman terminated his employment for “good reason” (as defined in the employment agreement) prior to the expiration of the five-year employment term, Mr. Wasserman would have been entitled to a continuation of the base salary for the remainder of the five-year term, plus any accrued and unpaid bonus amounts owed for the year of termination, pro-rated through the date of termination, and any other amounts owed to him through the date of termination.  If Mr. Wasserman had been terminated for “cause”, he would have been only entitled to his earned and unpaid base salary through the date of termination.  If Mr. Wasserman had been terminated due to death or disability (as defined in the employment agreement), Mr. Wasserman would have been entitled to (i) a pro rata portion of his annual bonus for the calendar year in which the termination occurred, based upon the attainment of the applicable criteria up to the date of termination, plus any annual bonus for a completed calendar year that had accrued but not yet paid at the time of such termination and (ii) a continuation of his base salary for 30 days commencing on the date of termination.

The employment agreement also contained customary confidentiality, non-compete and non-solicitation provisions.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2009, information relating to the compensation of each director of the Company who served during the fiscal year and who was not a named executive officer. Compensation received or accrued by Donald R. Uzzi, Chief Executive Officer and President of the Company and Chairman of the Board of Directors, is fully reflected in the tables above.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
Edward A. Grant	76,500	-	-	-	-	-	76,500
Lawrence J. Schoenberg	72,500	-	-	-	-	-	72,500
Ronald P. Badie	71,500	-	-	-	-	-	71,500
Albert J. Fitzgibbons III	66,000	-	-	-	-	-	66,000
Bradley J. Hoecker	70,000	-	-	-	-	-	70,000

 (1)   Includes $28,000 contingent cash grant awarded to non-employee Directors on December 3, 2008 (in lieu of their 2008 annual award of restricted stock) and vesting on December 3, 2009.

 (2)   Does not include $28,000 contingent cash grant awarded to non-employee Directors on October 13, 2009 (in lieu of their 2009 annual award of restricted stock) and vesting on December 16, 2010.

 Narrative to Director Compensation Table

All cash and stock awards described in the above table were paid to the Company’s non-employee directors pursuant to the Company’s compensation plan for non-employee directors, which was first adopted by the Board of Directors in 2005 and is described in detail below.

Pursuant to the Company’s compensation plan for non-employee directors, beginning in 2006, each non-employee director is entitled to receive an annual retainer fee of $30,000 and additional payments of $1,500 for each Board of Directors meeting attended ($500 for meetings held telephonically after four telephonic meetings per year, which are included in the annual retainer), $2,000 quarterly for acting as the chairman of the Audit Committee of the Board of Directors, $1,000 quarterly for acting as the chairman of any other Committee of the Board of Directors, $1,250 quarterly for acting as lead director (a position created in the third quarter of 2005) and $500 for each Committee meeting attended, plus reimbursement for travel expenses incurred in attending Board of Directors and Committee meetings.  In addition, beginning in 2006, non-employee directors are entitled to an annual grant of restricted stock with a fair market value of $28,000 as determined at the date the grant is authorized, which vests on the first anniversary of the date of grant. If a director leaves for any reason, other than a change of control, prior to vesting, all unvested shares are forfeited.  New or substituted securities or other property will be substituted for unvested shares in the event of a consolidation, a merger or sale of all, or substantially all, of the assets of the Company.

Non-employee directors are able to elect on an annual basis to take up to 25 percent of their annual retainer fee in shares of Common Stock in lieu of cash, based on the market price of the Common Stock on the first day of the quarter following each annual meeting of stockholders.

During 2008, the market price of the Company’s publicly-traded Common Stock dropped precipitously due to a number of factors, including termination of the Company’s March 28, 2008 Merger Agreement with certain subsidiaries of American Capital Strategies, Ltd. and subsequent litigation arising therefrom, as well as economic conditions that severely affected the general economy, the industries to which the Company is a supplier, the imaging and specialty printing industry as a whole and the Company’s performance.  In early November 2008, in the course of its review of management and non-employee director compensation, the Compensation Committee determined that a December 2008 stock award in the amount of $28,000 worth of Common Stock to each non-employee director, as required under the non-employee directors’ compensation plan described above, would have had a disproportionately dilutive effect upon the Company’s outstanding shares of Common Stock.  If the Company’s stock price did not change substantially prior to the Annual Meeting, each non-employee director of the Company would have been entitled to receive more than five times the number of shares that had been issued to him in previous years.

Therefore, the Compensation Committee consulted with the Company’s outside counsel and outside compensation consultant and recommended to the Board of Directors on November 4, 2008 that the Company amend the non-employee directors’ compensation plan, for 2008 only.  On November 4, 2008, the Board of Directors adopted the Compensation Committee’s recommendation.  The amendment replaced the scheduled 2008 grant to each director of restricted common stock with a $28,000 contingent cash grant, which grant will vest upon the same terms as the restricted stock.  Accordingly, each $28,000 cash grant vested and was payable to the non-employee director one year after the date of grant and was contingent upon the non-employee director remaining on the Board of Directors through such vesting date.

On October 13, 2009, after determining that a December 2009 stock award in the amount of $28,000 to each director would have a similarly dilutive effect on the Company’s outstanding Common Stock, the Compensation Committee recommended that the Board of Directors vote to extend the amendment for 2009, and the Board adopted its recommendation.  Accordingly, the scheduled 2009 restricted stock grant to each director of restricted stock will be replaced with a $28,000 cash grant, which grant will vest upon the same terms as the restricted stock.

The Company does not have a uniform policy or agreement concerning payments to directors upon their departure from the Board.  No directors left the Board in 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 30, 2010, as to shares of our common stock beneficially owned by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and our Chief Executive Officer and the named executive officers at the end of the last completed fiscal year  and (iii) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

	Shares Beneficially Owned
Name	Number	Percentage

Phoenix Acquisition Company II, L.L.C. (1)	6,827,436	73.08%
540 Madison Avenue, 25th Floor
New York, NY 10022
Freestone Opportunity Partners LP and Gary Furukawa (2)	769,241	8.23%
1191 Second Avenue, Suite 2100
Seattle, WA 98101
Ronald P. Badie	18,714	*
Albert J. Fitzgibbons III (3)	18,714	*
Edward A. Grant	13,223	*
Bradley J. Hoecker (3)	18,714	*
Lawrence J. Schoenberg	54,773	*
Donald R. Uzzi (4)	530,000	5.67%
Kenneth Wasserman	15,000	*
John Sheehan	15,000
All Directors and Executive Officers as a Group (7 Persons) (5)		*
	637,638	7.04%
*Represents less than 1%

(1)
As of March 30, 2010, Phoenix Acquisition Company II, L.L.C., together with its affiliates, Stonington Capital Appreciation 1994 Fund, L.P., Stonington Partners, L.P., Stonington Partners, Inc. II, and Stonington Partners, Inc. held beneficial ownership (with shared voting power and shared dispositive power) of 6,827,436 shares, including 1,827,436 shares of the common stock of Merisel, into which the 319,801 shares of convertible preferred stock of Merisel that are beneficially owned by Phoenix Acquisition Company II, L.L.C. are convertible at its option. Absent such conversion, Phoenix Acquisition Company II, L.L.C. (together with its affiliates) would beneficially own approximately 69% of the outstanding common stock of Merisel.

(2)
Based on information contained in the Schedule 13G/A filed on February 14, 2008 with the SEC by Freestone Opportunity Partners LP, Gary I. Furukawa and Freestone Advisors, LLC, such persons beneficially owned an aggregate of 769,241 shares of Merisel common stock as of December 31, 2007.

(3)
Messrs. Fitzgibbons and Hoecker are directors or partners of certain affiliates of Phoenix Acquisition Company II, L.L.C. and may therefore be deemed to beneficially own 6,827,436 shares of common stock beneficially owned by Phoenix Acquisition Company II, L.L.C. and its affiliates. Each of Mr. Fitzgibbons and Mr. Hoecker disclaims such beneficial ownership and the information set forth in the table above solely reflects beneficial ownership of Mr. Fitzgibbons and Mr. Hoecker in each of their individual capacities.

(4)	Includes 300,000 shares of common stock that are subject to currently exercisable stock options.

(5)	Includes all shares of restricted stock and all shares of common stock that are subject to stock options.

Change of Control

The limited partnership agreement of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), which is the parent of Phoenix Acquisition Company II, L.L.C. and controls 69% of the outstanding common stock of the Company, provides for the termination of the und and liquidation and distribution of its assets to its limited partners at the end of a set term.  As of the date hereof, the term of the Fund has expired and Stonington Partners, Inc. is engaged in the liquidation of the Fund’s assets by December 31, 2010, unless the limited partnership agreement is amended.  If an asset, such as publicly listed stock, of the Fund, cannot be liquidated, the limited partnership agreement permits the general partners to distribute that stock to the limited partners as part of their distribution of assets, unless a majority in interest of the limited partners approves the retention of an investment. In the event Company common stock owned by Phoenix Acquisition Company II, L.L.C. is either sold or distributed to the limited partners of the Fund, it would constitute a “change of control” of the Company.  To date, the Company has received no notice that any such transaction concerning Company stock is planned.

Equity Compensation Plan Information

The following table provides information regarding the shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2009:

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

In 2006 the Company entered into indemnity agreements (the “Indemnity Agreements”) with each of its directors, Mr. Uzzi and Jon H. Peterson, who was the Company’s Chief Financial Officer until June 12, 2009.  The Company later entered into Indemnity Agreements with (i) Mr. Grant upon his election to the Board, (ii) Fiona Gould upon her election as a corporate officer, (iii) Mr. Cisario upon his appointment as the Chief Financial Officer and (iv) Jennifer Collier, upon her election as Corporate Secretary.  The Indemnity Agreements provide that the Company will indemnify each party (the “Indemnitee”) against expenses and damages in connection with claims relating to the Indemnitee’s service to the Company, to the fullest extent permitted by the Company’s bylaws and the Delaware General Corporation Law.

The Indemnity Agreements provide that the Company will pay the expenses of the Indemnitee incurred in any such proceedings prior to final disposition of the claim, without regard to Indemnitee’s ability to repay the expenses or ultimate entitlement to indemnification under other provisions of the Indemnity Agreements.  However, by executing and delivering the Indemnity Agreement, the Indemnitee undertakes to repay the advance to the extent it is ultimately determined that the Indemnitee was not entitled to indemnification.  The Indemnity Agreements specify certain procedures and assumptions applicable in connection with requests for indemnification and advancement of expenses and also requires the Company to maintain fiduciary liability insurance for directors, officers, employees and other agents of the Company.  The rights provided to the Indemnitees under the Indemnity Agreements are additional to any other rights the Indemnitees may have under the Company's certificate of incorporation, bylaws, any agreement, applicable law, vote of stockholders or resolution of directors.

On May 31, 2008, the Company made an earn-out payment in the amount of $750,000 to 1919 Empire, Inc. (formerly Crush Creative, Inc.), its shareholders and their named shareholder representative (collectively, the “Crush Sellers”), pursuant to the Company’s asset purchase agreement with the Crush Sellers.  The earn-out was paid in connection with performance criteria met by Crush Creative during the one-year period ended December 31, 2007.  Guy Claudy, who served the Company as President of Crush Creative until July 2009, is the named shareholder representative for the Crush Sellers.

In April 2009, the Company informed the Crush Sellers that Crush Creative’s business had not met the performance criteria which would entitle them to an earn-out payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, the Company received notice from the Crush Sellers that they contested the Company’s calculations.  Since then, Merisel and the Crush Sellers have attempted to resolve this dispute through negotiations, but have been unable to do so.  The parties are now following the process set forth in the asset purchase agreement for resolving such disputes through the appointment of a third-party accounting firm (the “Arbitration Firm”), which will arbitrate the dispute.  If the Arbitration Firm finds that Crush Creative has met the performance criteria set forth in the agreement, the Crush Sellers will be entitled to a payment of up to $750,000.

Certain members of the Company’s Board of Directors currently serve on boards of other public and private companies, which are also under the control of Stonington Partners, Inc. or its affiliates.  These entities may be considered to be under “common control” with the Company.

The following table lists all “parents” of the Company showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent, if any.

Name of Parent	Basis of Control	Immediate Parent	Percentage of Voting Securities Owned or Other Basis of Control
Phoenix Acquisition Company II, L.L.C.	Ownership/control of common stock constituting 69% of outstanding shares	Stonington Capital Appreciation 1994 Fund, L.P.	100%

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

Item 14.                        Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by BDO Seidman, LLP (“BDO”), the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2008 and 2009, review of the quarterly financial statements for 2008 and 2009 and fees billed for other services rendered by BDO in 2008 and 2009.

	2008	2009
Audit fees	$268,500	255,000
Audit-related fees (1)	55,000	55,000
Total	$323,500	310,000

(1)       The 2008 billings relate to the 2007 audit of the employee benefit plan and various consulting services. The 2009 billings relate to the 2008 audit of the employee benefit plan and various consulting services.

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

PART IV

Item 15.                          Exhibits and Financial Statement Schedules.

(a)          List of documents filed as part of this Report:

1.	Financial Statements included in Item 8:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2008 and 2009.
•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009.
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2009.
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009.
•	Notes to Consolidated Financial Statements.

2.	Exhibits:

The exhibits listed on the accompanying Index of Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010                                                                      MERISEL, INC.

By:/s/  Donald R. Uzzi
Donald R. Uzzi
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Donald R. Uzzi Donald R. Uzzi	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2010

/s/ Victor L. Cisario Victor L. Cisario	Chief Financial Officer (Principal Accounting Officer)	March 31, 2010

/s/Ronald P. Badie Ronald P. Badie	Director	March 31, 2010

/s/Albert J. Fitzgibbons III Albert J. Fitzgibbons III	Director	March 31, 2010

/s/Bradley J. Hoecker Bradley J. Hoecker	Director	March 31, 2010

/s/Edward A. Grant Edward A. Grant	Director	March 31, 2010

/s/Lawrence J. Schoenberg Lawrence J. Schoenberg	Director	March 31, 2010

Index of Exhibits

Exhibit	Description	Method of Filing

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

Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.7	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.8	Asset Purchase Agreement, dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, LLC, Fuel Digital, Inc. and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **

3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
*10.1	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.2	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
10.3	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C. dated as of June 2, 2000.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000. **
10.4	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. **
*10.5	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
*10.6	Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and Kenneth Wasserman.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
*10.7	Employment Agreement dated as of March 1, 2005 by and between Merisel Americas, Inc. and John Sheehan.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.8	Credit Agreement dated as of March 1, 2005 by and among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., MC24, LLC and Amalgamated Bank.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.9	Pledge Agreement, dated as of March 1, 2005, made among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.10	Security Agreement, dated as of March 1, 2005, made by MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and MC24, LLC, in favor of Amalgamated Bank.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.11	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.12	Credit Agreement dated as of March 1, 2005 by and among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., MCEI, LLC, MCEV, LLC and Amalgamated Bank.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **

10.13	Pledge Agreement, dated as of March 1, 2005, made among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
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

Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
*10.29	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**
*10.30	Amendment #3 to Employment Agreement, dated June 29, 2009 by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.**
10.31
Amended and Restated Credit Agreement dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**
10.32
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