Form 10-Q
period 2010-03-31
MERISEL INC /DE/
filed 2010-05-13
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010 the registrant had 7,214,784 shares of Common Stock outstanding.

MERISEL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Reference
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits	20

	SIGNATURES	25

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$7,671	$10,581
Accounts receivable, net of allowance of $186 and $262, respectively	10,775	12,456
Inventories	1,782	1,706
Prepaid expenses and other current assets	1,567	919
Total current assets	21,795	25,662

Property, plant and equipment, net	6,933	7,599
Restricted cash	2,232	2,232
Trademarks	6,190	6,190
Other intangible assets, net	3,389	3,648
Other assets	73	94
Total assets	$40,612	$45,425

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,769	$5,374
Accrued liabilities	4,759	5,100
Capital lease obligations, current maturities	270	269
Revolving credit agreement	7,065	8,715
Total current liabilities	15,863	19,458

Capital lease obligations, less current maturities	683	749
Other liabilities	637	670
Total liabilities	17,183	20,877

Commitments and Contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 319,801 and 313,531 shares issued and outstanding, respectively	32,620	31,980

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	267,830	268,468
Accumulated deficit	(275,161)	(274,040)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity (deficit)	(9,191)	(7,432)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$40,612	$45,425

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$15,006	$17,102

Cost of sales	9,311	10,736

Gross profit	5,695	6,366

Selling, general & administrative expenses	6,685	6,150

Operating (loss) income	(990)	216

Interest expense, net	131	41

(Loss) income before provision for income tax	(1,121)	175

Income tax provision	-	75

Net (loss) income	(1,121)	100

Preferred stock dividends	640	592
Loss available to common stockholders	(1,761)	$(492)

Loss per share (basic and diluted):
Net loss available to common stockholders	$(0.24)	$(0.07)
Weighted average number of shares
Basic	7,213	7,241
Diluted	7,213	7,241

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,121)	$100
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2	56
Deferred occupancy costs	(33)	12
Bad debt provision (benefit)	38	(84)
Deferred income taxes	-	48
Depreciation and amortization	1,159	1,239
Changes in operating assets and liabilities:
Accounts receivable	1,643	4,359
Inventories	(76)	646
Prepaid expenses and other assets	(627)	(2,121)
Restricted cash	-	(21)
Accounts payable	(1,605)	(2,561)
Accrued liabilities	(341)	(694)
Net cash (used in) provided by operating activities	(961)	979

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(234)	(980)
Net cash used in investing activities	(234)	(980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(65)	(37)
Installment note repayments	-	(200)
Revolving credit agreement repayments	(1,650)	-
Purchase of treasury stock	-	(112)
Net cash used in financing activities	(1,715)	(349)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,910)	(350)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,581	9,752
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,671	$9,402

Cash paid during the period for:
Interest expense	$146	$79
Non-cash investing and financing activities:
Preferred dividends accumulated	640	592

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of March 31, 2010, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010. The condensed consolidated balance sheet at December 31, 2009, has been derived from audited consolidated financial statements at that date. The Company has evaluated subsequent events through the date of issuance of the Company’s condensed financial statements.

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

4.	Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009

Raw materials	$1,200	$1,199
Work-in-progress	585	510
Reserve for obsolescence	(3)	(3)
Inventory, net	$1,782	$1,706

5.	Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	March 31, 2010	December 31, 2009
Customer relationships	$2,620	$2,681
Non-compete agreements	112	268
Trade know-how	657	699
Total	$3,389	$3,648

Amortization expense relating to intangible assets was $259 and $395 for the three months ended March 31, 2010 and 2009, respectively.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended March 31,
Amount
2011	$523
2012	414
2013	413
2014	357
2015	287
Thereafter	1,395
Total	$3,389

6.	Fair Value Measurements

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the fourth quarter of each year and earlier if necessary, the Company evaluates indefinite-lived and definite-lived intangibles for impairment at the reporting unit level.

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

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009

Accrued liabilities:
Compensation and other benefit accruals	2,380	2,403
Other accruals	2,379	2,697
Total accrued liabilities	$4,759	$5,100

8.	Income Taxes

At December 31, 2009, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets as of March 31, 2010 and December 31, 2009.

The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance increased $459 in the three months ended March 31, 2010, compared to no change to the valuation allowance for the three months ended March 31, 2009. The net increase in the valuation allowance for three months ended March 31, 2010 primarily consists of a $577 increase in the federal net operating loss generated in the period, and a decrease of $118 related to other temporary differences.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

9.	Debt

In connection with the Company's financing of the Comp 24 and Color Edge acquisitions, the Company entered into two credit agreements with Amalgamated Bank (“Amalgamated”) dated March 1, 2005. The credit agreements provided for two three-year revolving credit facilities and two term loans.  The credit agreement has been amended several times to date, the most recent of which was on September 30, 2009 (the “Amended and Restated Credit Agreement” or the “Agreement”).  The Agreement is for a single $12,000 revolving credit facility (the “Facility”) and required the early retirement of the remaining balance of the existing term loan prior to its maturity on December 31, 2009, which the Company paid off the balance in full on September 30, 2009. The Facility includes two financial covenants requiring the Company to maintain a minimum tangible net worth of $15,500 at all times, and no EBITDA losses on a consolidated basis in any quarterly period beginning with the quarter ending December 31, 2009.

As of December 31, 2009 and March 31, 2010, the minimum tangible net worth of the Company is below the required $15,500.  Accordingly, the Company is not in compliance with the covenant under the Agreement, and as such the Bank may request repayment of the loan at any time.  Based on this, the Company has classified the outstanding balance as of March 31, 2010 and December 31, 2009, as short term on its balance sheet. The Company believes that in the event Amalgamated requests repayment of the loan, the Company would be able to obtain a replacement facility.

The maturity date of the Facility is August 31, 2011, and the interest rate is at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day, plus 2.5%. As of March 31, 2010, this rate was 5.75%.

As of December 31, 2009, the Company had $8,715 outstanding on the Facility.  During the three months ended March 31, 2010, the Company paid down the outstanding balance on the revolving credit agreement by $1,650. As of March 31, 2010, the balance on the revolving line of credit is $7,065.

10.	Commitments and Contingencies

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Color Edge Visual, and its sales employee, Edwin Sturmer.  The plaintiffs allege that Sturmer breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while employed by Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment. The plaintiffs seek compensatory and punitive damages totaling $5,000.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties were previously engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  The United States Trustee recently moved to have the bankruptcy case converted to Chapter 7 or dismissed on the grounds that ImageKing has failed to show a reasonable likelihood of rehabilitation.  ImageKing has not taken any steps to prosecute the Nomad case since its bankruptcy filing. The Company has not accrued for payment because the likelihood of an adverse ruling is not currently probable.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On March 30, 2009, Merisel and TU Holdings, Inc. and TU Merger, Inc., both subsidiaries of American Capital Strategies, Ltd. (collectively, “ACAS”) executed a settlement agreement under which ACAS agreed to pay Merisel the total amount of $2,000 and the parties agreed to dismiss with prejudice their claims against one another. The Company recorded this income in the first quarter of 2009. The Company recorded expenses related to legal and investment banking fees related to the sale of the Company to ACAS of $73 for the three months ended March 31, 2009. These income and expenses are recorded in selling, general, and administrative expenses in the Company’s Statements of Operations. There was no comparable income or expense for the three months ended March 31, 2010.

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, Merisel received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion. The Company and the Crush Sellers attempted to resolve this dispute through negotiations, but were unable to do so.  The parties are now following the process set forth in the APA for resolving such disputes through the appointment of a third-party accounting firm (the “Arbitration Firm”), which will arbitrate the dispute.  If the Arbitration Firm finds that Crush Creative has met the performance criteria set forth in the APA, the Crush Sellers will be entitled to a payment of up to $750.  Under the APA, the Arbitration Firm’s determination is final, conclusive and binding.  The Company has not accrued for payment because the  likelihood of an adverse ruling is not currently probable.

On May 19, 2009, the President of Crush Creative provided the Company with a letter of resignation, claiming that he was resigning for "Good Reason," as defined by his employment agreement.  In particular, he claimed that the Company had breached his employment agreement by reducing his base salary and materially reducing his responsibilities, and that the Company had defamed him.  The Company responded by letter dated June 5, 2009, in which it denied the employee’s allegations, provided 60-day notice of non-renewal of the employee’s employment agreement (as required by that agreement), and offered to work with the employee to address, for the remainder of his tenure, the concerns he had raised in his letter.  On July 2, 2009, the employee departed the Company.

On June 19, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising that the employee had filed a Demand for Arbitration with the AAA, asserting a $2,500 claim for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages.  Merisel filed an Answer to this claim, in which it denied the substantive allegations, denied that the employee is entitled to the relief demanded, and asserted various affirmative defenses.  The parties are currently engaged in discovery, and a hearing date has not yet been scheduled for the arbitration. The Company has not accrued for payment because the likelihood of an adverse ruling is not currently probable.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

11.	Stock-Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At March 31, 2010, 51,839 shares were available for grant under the 1997 Plan, and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

Stock Option Grants

As of March 31, 2010, 300,000 options remain outstanding under the 1997 Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at March 31, 2010	300,000	$8.33
Options exercisable at March 31, 2010	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	At 3/31/10	In Years	Price	At 3/31/10	Price

$5.00	100,000	4.6	$5.00	100,000	$5.00
$8.00	100,000	4.6	$8.00	100,000	$8.00
$12.00	100,000	4.6	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of March 31, 2010, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at March 31, 2010.

As of March 31, 2010, there was no unrecognized compensation costs related to stock-based employee compensation expense.

Restricted Stock Grants

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, is recorded over the related three-year vesting period starting in December 2006. Compensation expense was $53 for the three months ended March 31, 2009. There was no expense for the three months ended March 31, 2010.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, is recorded over the related three-year vesting period. Compensation expense was $2 and $3 for the three months ended March 31, 2010 and 2009, respectively.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2010, and changes during the three months ended March 31, 2010, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2009	2,000	$4.98
Granted	-	N/A
Vested	-	N/A
Cancelled	-	N/A
Nonvested shares at March 31, 2010	2,000	$4.98

As of March 31, 2010, there was $3 of unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. A majority of that cost is expected to be recognized over a weighted average period of approximately three months.

12.	Temporary Equity

In June 2000, an affiliate of Stonington Partners, Inc., a majority shareholder, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable quarterly in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of March 31, 2010, 176,197 shares of Convertible Preferred have been accrued as dividends and 169,801 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,396 shares were issued on April 1, 2010. Additionally, cumulative accrued dividends of $17,620 and $16,980 were recorded as temporary equity at March 31, 2010 and December 31, 2009, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

In accordance with FASB ASC 480-10 (EITF Abstracts, Topic D-98 “Classification and Measurement of Redeemable Securities”), the Company has determined that the Convertible Preferred should be treated outside of permanent equity. Regulation S-X requires preferred securities that are redeemable for cash to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes that if the preferred security holders control a majority of the votes of the board of directors through direct representation on the board of directors or through other rights, the preferred security is redeemable at the option of the holder and its classification outside of permanent equity is required. During the first quarter of 2009, Stonington Partner’s ownership percentage of the Company’s common stock increased such that, according to the Company’s bylaws, it now has sufficient votes to change the size and composition of the board of directors. As such, the Company believes the Convertible Preferred is redeemable at the option of the holder and the Company has re-classified the Convertible Preferred outside of permanent equity. Prior to 2009, in no case were the convertible preferred mandatorily redeemable or was redemption outside of the Company’s control and as such the Convertible Preferred was classified at permanent equity. The Company will continue to accrue dividends on the Convertible Preferred, which will increase temporary equity and continue to decrease net income available to common shareholders.

13.	Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of March 31, 2010, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets.  The Company repurchased 127,038 shares for an aggregated cost of $112 during the three months ended March 31, 2009. The Company did not repurchase any shares during the first quarter of 2010.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(1,761) or $(0.24) per share for the three months ended March 31, 2010, as compared to a loss of $(492) or $(0.07) per share for the three months ended March 31, 2009.

Three Months Ended March 31, 2010, as Compared to the Three Months Ended March 31, 2009

Net Sales - Net sales were $15,006 for the three months ended March 31, 2010, compared to $17,102 for the three months ended March 31, 2009. The decrease of $2,096 or 12.3% was due primarily to continued reduced demand for our client services and in part to pricing pressure due to the ongoing weak economic conditions throughout the United States, and specifically in the retail market, which represents a significant portion of our customer base. The decline in sales was due primarily to a decrease in volume with the Company’s existing customers, as the Company’s customer base remains substantially intact.

Gross Profit – Total gross profit was $5,695 for the three months ended March 31, 2010, compared to $6,366 for the three months ended March 31, 2009. The decrease in total gross profit of $671 or 10.5% was primarily due to the 12.3% decline in net sales. Gross profit percentage increased slightly to 38.0% for the three months ended March 31, 2010, from 37.2% for the three months ended March 31, 2009. The increase is primarily attributable to a decrease in production salaries as a percentage of sales.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $6,685 for the three months ended March 31, 2010, from $6,150 for the three months ended March 31, 2009. The increase of $535 or 8.7% was due primarily to the $1,927 legal settlement, net of expenses, with ACAS, which was recorded as a credit against selling, general, and administrative expense during the first quarter of 2009.  This increase was offset by decreases in sales salaries and commission expense of $959, other compensation costs of $268, and depreciation and amortization of $131. Excluding the net settlement of $1,927 in the 2009 period, total Selling, General and Administrative expenses decreased by $1,392 during the three months ended March, 31, 2010 compared to the three months end March 31, 2009. Excluding the net settlement with ACAS, total Selling, General and Administrative expenses as a percentage of net sales decreased to 44.5% for the three months ended March 31, 2010, compared to 47.2% for the three months ended March 31, 2009.

Interest Expense, Net - Interest expense, net increased to $131 in the three months ended March 31, 2010, from $41 in the three months ended March 31, 2009. The increase was primarily due to an increase in interest expense of $72 resulting from increased rates on the revolving line of credit and additional interest from two new capital leases and interest income decreased by $18 due to lower rates of return on lower balances in short-term interest-bearing investments classified as cash and cash equivalents.

Income Taxes – As of March 31, 2010 and December 31, 2009, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. As such, the Company did not record any income tax benefit on its loss of $1,121 for the three months ended March 31, 2010. The Company recorded income tax provision of $75 on income of $175 for the three months ended March 31, 2009. Income tax for that quarter was recorded at an effective tax rate of 42.8%.

Net Loss - As a result of the above items, the Company had net loss of $1,121 for the three months ended March 31, 2010, compared to income of $100 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used in operating activities was $961 during the three months ended March 31, 2010.  The primary uses of cash were decreases in accounts payable of $1,605 and accrued liabilities of $341 and an increase in prepaid assets of $627, partially offset by a decrease in accounts receivable of $1,643 and depreciation and amortization of $1,159.

Net cash provided by operating activities was $979 during the three months ended March 31, 2009.  The primary source of cash was a decrease of $4,359 in accounts receivable and depreciation and amortization of $1,239 partially offset by decreases in accounts payable of $2,561 and accrued liabilities of $694 and and an increase in prepaid and other assets of $2,121, primarily due to the ACAS settlement.

Net cash used in investing activities for capital expenditures was $234 and $980 for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, net cash used in financing activities was $1,715 primarily due to $1,650 in repayments on the revolving line of credit. For the three months ended March 31, 2009, net cash used in financing activities was $349 of which $237 related to repayments of installment notes and capital lease payments. Additionally the Company used $112 to repurchase treasury stock during the three months ended March 31, 2009.

Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 69% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable quarterly in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of March 31, 2010, 176,197 shares of Convertible Preferred have been accrued as dividends and 169,801 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,396 shares were issued on April 1, 2010. Additionally, cumulative accrued dividends of $17,620 and $16,980 were recorded as temporary equity at March 31, 2010 and December 31, 2009, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

In connection with the Company's financing of the Comp 24 and Color Edge acquisitions, the Company entered into two credit agreements with Amalgamated Bank (“Amalgamated”) dated March 1, 2005. The credit agreements provided for two three-year revolving credit facilities and two term loans.  The credit agreement has been amended several times to date, the most recent of which was on September 30, 2009 (the “Amended and Restated Credit Agreement” or the “Agreement”).  The Agreement is for a single $12,000 revolving credit facility (the “Facility”) and required the early retirement of the remaining balance of the existing term loan prior to its maturity on December 31, 2009, which the Company paid in full on September 30, 2009. The Facility includes two financial covenants requiring the company maintains a minimum tangible net worth of $15,500 at all times, and no EBITDA losses on a consolidated basis in any quarterly period beginning with the quarter ending December 31, 2009.  The maturity date of the Facility is August 31, 2011, and the interest rate is at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day, plus 2.5%. As of March 31, 2010, this rate was 5.75%.

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

As of December 31, 2009, the Company had $8,715 outstanding on the Facility.  During the three months ended March 31, 2010, the Company paid down the outstanding balance on the revolving credit agreement by $1,650. As of March 31, 2010, the balance on the revolving line of credit is $7,065.

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

As of March 31, 2010 and December 31, 2009, the minimum tangible net worth of the Company is below the required $15,500.  Accordingly, the Company is not in compliance with the covenant under the Agreement, and as such the Bank may request repayment of the loan at any time.  Based on this, the Company has classified the outstanding balance as of March 31, 2010 and December 31, 2009, as short term on its balance sheet.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of March 31, 2010.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the Company’s legal proceedings from those disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.7	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **

2.8	Asset Purchase Agreement, dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, LLC, Fuel Digital, Inc. and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **
3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
*10.1	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.2	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
10.3	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C. dated as of June 2, 2000.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000. **
10.4	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. **
*10.5	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
10.6	Credit Agreement dated as of March 1, 2005 by and among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., MC24, LLC and Amalgamated Bank.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.7	Pledge Agreement, dated as of March 1, 2005, made among MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.8	Security Agreement, dated as of March 1, 2005, made by MCEI, LLC, MCEV, LLC, Merisel, Inc., Merisel Americas, Inc., and MC24, LLC, in favor of Amalgamated Bank.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **

10.9	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.10	Credit Agreement dated as of March 1, 2005 by and among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., MCEI, LLC, MCEV, LLC and Amalgamated Bank.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.11	Pledge Agreement, dated as of March 1, 2005, made among MC24, LLC, Merisel, Inc., Merisel Americas, Inc., and Amalgamated Bank.	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.12
Security Agreement, dated as of March 1, 2005 made by MC24, LLC, Merisel, Inc., Merisel Americas Inc., MCEI, LLC, MCEV, LLC, and each of their Subsidiaries from time to time parties thereto, in favor of Amalgamated Bank.

Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.13	Corporate Guarantee, dated as of March 1, 2005, made among each signatory hereto, in favor of Amalgamated Bank.	Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005. **
10.14
Amendment No. 1 to Credit Agreement dated as of August 8, 2005 by and among MCRU, Color Edge LLC (formerly known as MCEI, LLC), Color Edge Visual, LLC (formerly known as MCEV, LLC), Comp 24 LLC (formerly known as MC24, LLC), Merisel Americas, Inc., the Company and Amalgamated Bank, entered into in connection with the MCEI/MCEV Credit Agreement.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
*10.15	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**
*10.16	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.**
10.17	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI).	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2006. **

10.18	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV).	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006. **
*10.19	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **
10.20
Amendment No. 2 to Credit Agreement, dated February 27, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2009.**
10.21
Reaffirmation and Confirmation Agreement (Security Documents), dated February 27, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, in favor of Amalgamated Bank.

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2009.**
*10.22	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.23	Amendment No. 2 to Employment Agreement, dated January 18, 2009, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.24	Merisel, Inc. 2009 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2009. **
10.25
Amendment No. 3 to Credit Agreement, dated March 26, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
*10.26	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**

*10.27	Amendment #3 to Employment Agreement, dated June 29, 2009 by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.**
10.28
Amended and Restated Credit Agreement dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**
10.29
Second Reaffirmation and Confirmation Agreement (Security Documents) dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, in favor of Amalgamated Bank.

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**
*10.30	Employment Agreement, dated January 8, 2010 by and between Merisel, Inc. and Raymond E. Powers.	Filed herewith.
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
99.1	Press release dated May 13, 2010	Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2010	Merisel, Inc.

	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

	By:	/s/ Victor L. Cisario
Victor L. Cisario
Chief Financial Officer