Form 10-Q
period 2010-06-30
MERISEL INC /DE/
filed 2010-08-16
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010 the registrant had 7,214,784 shares of Common Stock outstanding.

MERISEL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Reference
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	21
Item 5.	Other Information
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 6.	Exhibits	25
	SIGNATURES	29

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$6,905	$10,581
Accounts receivable, net of allowance of $208 and $262, respectively	13,902	12,456
Inventories	2,014	1,706
Prepaid expenses and other current assets	1,292	919
Total current assets	24,113	25,662

Property, plant and equipment, net	6,279	7,599
Restricted cash	2,232	2,232
Trademarks	6,190	6,190
Other intangible assets, net	3,232	3,648
Other assets	58	94
Total assets	$42,104	$45,425

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,839	$5,374
Accrued liabilities	6,300	5,100
Capital lease obligations, current maturities	271	269
Revolving credit agreement	6,665	8,715
Total current liabilities	17,075	19,458

Capital lease obligations, less current maturities	616	749
Other liabilities	589	670
Total liabilities	18,280	20,877

Commitments and Contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 326,197 and 313,531 shares issued and outstanding, respectively	33,272	31,980

Stockholders' deficit:
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	267,179	268,468
Accumulated deficit	(274,767)	(274,040)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' deficit	(9,448)	(7,432)
Total liabilities, temporary equity, and stockholders' deficit	$42,104	$45,425

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$16,749	$12,377	$31,755	$29,479

Cost of sales	9,675	9,102	18,986	19,838

Gross profit	7,074	3,275	12,769	9,641

Selling, general & administrative expenses	6,839	8,024	13,524	14,174

Operating income (loss)	235	(4,749)	(755)	(4,533)

Interest expense, net	98	48	229	89

Income (loss) before benefit for income tax	137	(4,797)	(984)	(4,622)

Income tax benefit	(257)	(2,053)	(257)	(1,978)

Net income (loss)	394	(2,744)	(727)	(2,644)
Preferred stock dividends	652	602	1,292	1,194
Loss available to common stockholders	$(258)	$(3,346)	$(2,019)	$(3,838)

Loss per share (basic and diluted):
Net loss available to common stockholders	$(0.04)	$(0.46)	$(0.28)	$(0.53)
Weighted average number of shares
Basic	7,213	7,187	7,213	7,214
Diluted	7,213	7,187	7,213	7,214

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(727)	$(2,644)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	3	110
Deferred occupancy costs	(81)	4
Bad debt provision	88	225
Deferred income taxes	-	(1,978)
Depreciation and amortization	2,093	2,491
Changes in operating assets and liabilities:
Accounts receivable	(1,534)	5,619
Inventories	(308)	981
Prepaid expenses and other assets	(337)	114
Restricted cash	-	(44)
Accounts payable	(1,535)	(1,996)
Accrued liabilities	1,200	(377)
Net cash (used in) provided by operating activities	(1,138)	2,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition earnout payments	-	(275)
Capital expenditures	(357)	(1,225)
Net cash used in investing activities	(357)	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(131)	(53)
Installment note repayments	-	(300)
Revolving credit agreement repayments	(2,050)	-
Purchase of treasury stock	-	(119)
Net cash used in financing activities	(2,181)	(472)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,676)	533

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,581	9,752
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,905	$10,285

Cash paid during the period for:
Interest expense	$262	$149
Non-cash investing and financing activities:
Preferred dividends accumulated	1,292	1,194

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of June 30, 2010, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

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

4.	Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009

Raw materials	$1,302	$1,199
Work-in-progress	715	510
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,014	$1,706

5.	Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	June 30, 2010	December 31, 2009
Customer relationships	$2,559	$2,681
Non-compete agreements	58	268
Trade know-how	615	699
Total	$3,232	$3,648

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Amortization expense relating to intangible assets was $157 and $395 for the three months ended June 30, 2010 and 2009, and $416 and $790 for the six months ended June 30, 2010 and 2009, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended June 30,
Amount
2011	$471
2012	413
2013	413
2014	357
2015	245
Thereafter	1,333
Total	$3,232

6.	Fair Value Measurements

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

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
Accrued liabilities:
Compensation and other benefit accruals	3,268	2,403
Other accruals	3,032	2,697
Total accrued liabilities	$6,300	$5,100

8.	Income Taxes

At December 31, 2009, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets as of June 30, 2010 and December 31, 2009.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The valuation allowance decreased $184 in the three months ended June 30, 2010 and increased $275 in the six months ended June 30, 2010, compared to no change to the valuation allowance for the three and six months ended June 30, 2009. The net decrease in the valuation allowance for the three months ended June 30, 2010 primarily consists of an $83 decrease in the federal net operating loss due to income generated in the period, and a decrease of $101 related to other temporary differences. The net increase in the valuation allowance for the six months ended June 30, 2010 primarily consists of a $494 increase in the federal net operating loss generated in the period offset by a decrease of $219 related to other temporary differences for the six months ended June 30, 2010.

During the second quarter of 2010, the Company filed amended federal income tax returns for the taxable years 2006 to 2008 and received a refund of $257 related to AMT tax paid during those years. For the three and six months ended June 30, 2010, the Company recorded an income tax benefit of $257 related to those income tax refunds.

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

The maturity date of the Facility is August 31, 2011, and the interest rate is at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day, plus 2.5%. As of June 30, 2010, this rate was 5.75%.

As of December 31, 2009, the Company had $8,715 outstanding on the Facility.  The Company paid down the outstanding balance on the revolving credit agreement by $400 and $2,050 for the three and six months end June 30, 2010. As of June 30, 2010, the balance on the revolving line of credit was $6,665.

The Facility includes two financial covenants requiring the Company to maintain a minimum tangible net worth of $15,500 at all times, and no EBITDA losses on a consolidated basis in any quarterly period beginning with the quarter ending December 31, 2009.

As of December 31, 2009 and June 30, 2010, the minimum tangible net worth of the Company is below the required $15,500.  Accordingly, the Company was not in compliance with the covenant under the Agreement, and as such the Bank may request repayment of the loan at any time.  Based on this, the Company has classified the outstanding balance as of June 30, 2010 and December 31, 2009, as short term on its balance sheet.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On August 13, 2010, the Company terminated its Amended and Restated Credit Agreement dated September 30, 2009 with Amalgamated Bank prior to its stated termination date of August 31, 2011 and entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”). See Subsequent Note 14.

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

On March 30, 2009, Merisel and TU Holdings, Inc. and TU Merger, Inc., both subsidiaries of American Capital Strategies, Ltd. (collectively, “ACAS”) executed a settlement agreement under which ACAS agreed to pay Merisel the total amount of $2,000 and the parties agreed to dismiss with prejudice their claims against one another. The Company recorded this income in the first quarter of 2009. The Company recorded expenses related to legal and investment banking fees related to the sale of the Company to ACAS of $4 and $77 for the three and six months ended June 30, 2009, respectively. These income and expenses are recorded in selling, general, and administrative expenses in the Company’s Statements of Operations. There was no comparable income or expense for the three and six months ended June 30, 2010.

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

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At June 30, 2010, 51,839 shares were available for grant under the 1997 Plan, and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Stock Option Grants

As of June 30, 2010, 300,000 options remain outstanding under the 1997 Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at June 30, 2010	300,000	$8.33
Options exercisable at June 30, 2010	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	At 6/30/10	In Years	Price	At 6/30/10	Price

$5.00	100,000	4.3	$5.00	100,000	$5.00
$8.00	100,000	4.3	$8.00	100,000	$8.00
$12.00	100,000	4.3	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of June 30, 2010, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at June 30, 2010.

As of June 30, 2010, there was no unrecognized compensation costs related to stock options.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Restricted Stock Grants

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, is recorded over the related three-year vesting period starting in December 2006. Compensation expense was $51 and $104 for the three and six months ended June 30, 2009, respectively. There was no expense for the three and six months ended June 30, 2010.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, is recorded over the related three-year vesting period. Compensation expense was $1 and $3 for the three months ended June 30, 2010 and 2009, respectively and $3 and $6 for the six months ended June 30, 2010 and 2009, respectively.

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2010, and changes during the six months ended June 30, 2010, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2009	2,000	$4.98
Granted	-	N/A
Vested	834	$5.50
Cancelled	-	N/A
Nonvested shares at June 30, 2010	1,166	$4.60

As of June 30, 2010, there was $1 of unrecognized compensation cost related to nonvested restricted share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately two months.

12.	Temporary Equity

In June 2000, an affiliate of Stonington Partners, Inc., a majority shareholder, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable quarterly in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of June 30, 2010, 182,722 shares of Convertible Preferred have been accrued as dividends and 176,197 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,525 shares were issued on July 1, 2010. Additionally, cumulative accrued dividends of $18,272 and $16,980 were recorded as temporary equity at June 30, 2010 and December 31, 2009, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

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

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of June 30, 2010, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets.  The Company repurchased 6,168 and 133,206 shares for an aggregated cost of $7 and $119 during the three and six months ended June 30, 2009, respectively.. The Company did not repurchase any shares during the three and six months ended June 30, 2010.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

14.	Subsequent Events

On August 13, 2010, the Company terminated its Amended and Restated Credit Agreement dated September 30, 2009 (the “Amalgamated Agreement”) with Amalgamated Bank, as lender (“Amalgamated”), prior to its stated termination date of August 31, 2011. On the same day, the Company entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”). The PNC credit facility consists of a $14,000 revolving loan, or revolver, including up to $3,000 in letters of credit secured by separate cash collateral.  Proceeds from the revolver were used for repayment of indebtedness owed to Amalgamated under the predecessor credit facility, to pay the fees and expenses of the closing and for working capital purposes in the ordinary course of business. The Company incurred no early termination penalty as a result of the termination. At the Closing Date, the Borrowers had borrowings of $5,541 under the PNC revolver.

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the Libor Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.   The revolver is subject to a .75% fee on the undrawn amount.  As of August 13, 2010, the Base Rate plus 3% is 6.25%.

The Borrowers must comply with financial covenants with respect to a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less taxes over all debt service) of not less than 1.1 to 1.0 beginning with the quarter ending December 31, 2011, going forward, and maintain positive EBIDTA for each quarter beginning with the quarter ending September 30, 2011.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(258) or $(0.04) per share and $(2,019) or $(0.28) per share for the three and six months ended June 30, 2010, respectively, as compared to a loss of $(3,346) or $(0.46) and $(3,838) or $(0.53) per share for the three and six months ended June 30, 2009, respectively.

Three Months Ended June 30, 2010, as Compared to the Three Months Ended June 30, 2009

Net Sales - Net sales were $16,749 for the three months ended June 30, 2010, compared to $12,377 for the three months ended June 30, 2009. The increase of $4,372 or 35.3% was due primarily to increased demand for our services from our existing customer base, specifically in the retail market, which represents a significant portion of our customer base.

Gross Profit – Total gross profit was $7,074 for the three months ended June 30, 2010, compared to $3,275 for the three months ended June 30, 2009. The increase in total gross profit of $3,799 or 116.0% was due to the 35.3% increase in net sales combined with an increase in gross profit percentage. Gross profit percentage increased to 42.2% for the three months ended June 30, 2010, from 26.5% for the three months ended June 30, 2009. The increase is primarily attributable to a decrease in production salaries as a percentage of sales. Production salaries decreased $324 or 10.3%.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $6,839 for the three months ended June 30, 2010, from $8,024 for the three months ended June 30, 2009. The decrease of $1,185 or 14.8% was due primarily to decreases in compensation costs of $775, and depreciation and amortization of $253, and bad debt expense of $235. Total Selling, General and Administrative expenses as a percentage of net sales decreased to 40.8% for the three months ended June 30, 2010, compared to 64.8% for the three months ended June 30, 2009.

Interest Expense, Net - Interest expense, net increased to $98 for the three months ended June 30, 2010, from $48 for the three months ended June 30, 2009. The increase was primarily due to an increase in interest expense of $42 resulting from increased rates on the revolving line of credit and additional interest from two new capital leases coupled with a decrease in interest income of $8 due to lower rates of return on lower balances in short-term interest-bearing investments classified as cash and cash equivalents.

Income Taxes – As of June 30, 2010 and December 31, 2009, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses will be fully reserved. The Company recorded an income tax benefit of $257 for the three months ended June 30, 2010 related to federal income tax refunds of AMT tax paid during 2006 to 2008.  The Company recorded an income tax benefit of $2,053 on a pre-tax loss of $4,797 for the three months ended June 30, 2009. Income tax for that quarter was recorded at an effective tax rate of 42.8%.

Net Income - As a result of the above items, the Company had net income of $394 for the three months ended June 30, 2010, compared to a loss of $(2,744) for the three months ended June 30, 2009.

Six Months Ended June 30, 2010, as Compared to the Six Months Ended June 30, 2009

Net Sales - Net sales were $31,755 for the six months ended June 30, 2010, compared to $29,479 for the six months ended June 30, 2009. The increase of $2,276 or 7.7% was due primarily to increased demand for our services from our existing customer base, specifically in the retail market, which represents a significant portion of our customer base.

Gross Profit – Total gross profit was $12,769 for the six months ended June 30, 2010, compared to $9,641 for the six months ended June 30, 2009. The increase in total gross profit of $3,128 or 32.4% was due to the 7.7% increase in net sales combined with an increase in gross profit percentage. Gross profit percentage increased to 40.2% for the six months ended June 30, 2010, from 32.7% for the six months ended June 30, 2009. The increase is primarily attributable to a decrease in production salaries as a percentage of sales. Production salaries decreased $959 or 14.8%.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased by $650 or 4.6% to $13,524 for the six months ended June 30, 2010, from $14,174 for the six months ended June 30, 2009. In 2009, the Company recorded a $1,923 legal settlement, net of expenses, with ACAS, as a credit against selling, general, and administrative expense.  Excluding the net settlement of $1,923 in the 2009 period, total Selling, General and Administrative expenses decreased by $2,573 during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The decrease of $650 or 4.6% was due primarily to decreases in sales salaries and commission expense of $968, other compensation costs of $1,043, and depreciation and amortization of $384. Excluding the net settlement with ACAS, total Selling, General and Administrative expenses as a percentage of net sales decreased to 42.6% for the six months ended June 30, 2010, compared to 54.6% for the six months ended June 30, 2009.

Interest Expense, Net - Interest expense, net increased to $229 for the six months ended June 30, 2010, from $89 for the six months ended June 30, 2009. The increase was primarily due to an increase in interest expense of $113 resulting from increased rates on the revolving line of credit and additional interest from two new capital leases and interest income decreased by $27 due to lower rates of return on lower balances in short-term interest-bearing investments classified as cash and cash equivalents.

Income Taxes – As of June 30, 2010 and December 31, 2009, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved. The Company recorded an income tax benefit of $257 for the six months ended June 30, 2010 related to federal income tax refunds of AMT tax paid during 2006 to 2008.  The Company recorded an income tax benefit of $1,978 on a loss of $4,622 for the six months ended June 30, 2009. Income tax for that period was recorded at an effective tax rate of 42.8%.

Net Loss - As a result of the above items, the Company had net loss of $(727) for the six months ended June 30, 2010, compared to a loss of $(2,644) for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $1,138 during the six months ended June 30, 2010.  The primary use of cash was an increase of $1,534 in accounts receivable, a decrease in accounts payable of $1,535, an increase in inventories of $308, and an increase in prepaid expenses and other assets of $337 partially offset by an increase in accrued liabilities of $1,200 and depreciation and amortization of $2,093.

Net cash provided by operating activities was $2,505 during the six months ended June 30, 2009.  The primary source of cash was a decrease of $5,619 in accounts receivable, depreciation and amortization of $2,491, and a decrease in inventories of $981, partially offset by the net loss of $2,644, deferred taxes of $1,978 and decreases in accounts payable of $1,996.  The net loss was reduced by the ACAS settlement of approximately $2,000 ($1,144 after tax benefit).

For the six months ended June 30, 2010, net cash used in investing activities was $357 used for capital expenditures.

For the six months ended June 30, 2009, net cash used in investing activities was $1,500 which consisted of $275 used for acquisition related expenditures and $1,225 used for capital expenditures.

For the six months ended June 30, 2010, net cash used in financing activities was $2,181 of which $2,050 was related to repayments on the revolving line of credit and $131 was related to capital lease payments.

For the six months ended June 30, 2009, net cash used in financing activities was $472 of which $353 was related to repayments of installment notes and capital lease payments and $119 was related to the repurchase treasury stock.

Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 69% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable quarterly in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of June 30, 2010, 182,721 shares of Convertible Preferred have been accrued as dividends and 176,197 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,524 shares were issued on July 1, 2010. Additionally, cumulative accrued dividends of $18,272 and $16,980 were recorded as temporary equity at June 30, 2010 and December 31, 2009, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

On August 13, 2010, the Company entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”).  The PNC Agreement provides for a three-year revolving credit facility (the “Facility”) of up to $14,000 including a letter of credit facility of up to $3,000.

The maturity date of the Facility is August 13, 2013.  The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of August 13, 2010, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee on the undrawn amount.

The Facility includes two financial covenants requiring that the Company maintain (i) no EBIDTA losses on a consolidated basis in any quarterly period beginning with the quarter ending September 30, 2011 and (ii) a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending December 31, 2011, going forward.

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by $2,000 Availability Reserve which is scheduled to be reduced in increments of $500 to $1,500 based upon the Company’s achievement of EBITDA targets for the year ending December 31, 2010, the quarter ending September 30, 2011 and the year ending December 31, 2011. Provided that the Company is not otherwise in default, if the Availability Reserve has not been reduced to zero based on the above,, the Availability Reserve will be reduced to zero if the fixed charge coverage ratio is at 1.1 to 1.0, or better for any trailing twelve month period as of March 31, 2012 or later.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $180 through August 12, 2011, of $90 from August 13, 2011 through August 12, 2012 and $30 from August 13, 2012 through August 12, 2013.

See Item 5 for additional information on the Revolving Credit and Security Agreement with PNC.

Through the quarter ended June 30, 2010 and until paid off on August 13, 2010, the Company financed its acquisitions and operations through a credit agreements with Amalgamated Bank (“Amalgamated”) originally dated March 1, 2005.  The original Amalgamated credit agreements provided for two separate three-year revolving credit facilities and two term loans.  The Amalgamated credit agreement was amended several times, the most recent of which was the Amended and Restated Credit Agreement dated September 30, 2009 (the “Amalgamated Agreement”).  The Amalgamated Agreement provided for a single $14,000 revolving credit facility (the “Amalgamated Facility”) and included two financial covenants requiring the Company to maintain a minimum tangible net worth of $15,500 at all times, and no EBITDA losses on a consolidated basis in any quarterly period beginning with the quarter ending December 31, 2009.  The maturity date of the Amalgamated Facility was August 31, 2011, and the interest rate was at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day, plus 2.5%.  As of June 30, 2010, this rate was 5.75%.

As of December 31, 2009, the Company had $8,715 outstanding on the Amalgamated Facility.  During the six months ended June 30, 2010, the Company paid down the outstanding balance on the Amalgamated Facility by $2,050.  As of June 30, 2010, the balance on the Amalgamated Facility was $6,665.

As of June 30, 2010 and December 31, 2009, the minimum tangible net worth of the Company was below the required $15,500.  Accordingly, at June 30, 2010 the Company was not in compliance with the covenant under the Amalgamated Agreement, and Amalgamated had the right to request repayment of the loan at any time.  Based on the foregoing, the Company classified the outstanding balance as of June 30, 2010 and December 31, 2009 as short term on its balance sheet.

Management believes that, with the Company’s cash balances, anticipated cash balances and PNC Facility, it has sufficient liquidity for the next twelve months.  However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2010.

Item 5.  Other Information

Termination of a Material Definitive Agreement.

On August 13, 2010, the Company terminated its Amended and Restated Credit Agreement dated September 30, 2009 (the “Amalgamated Agreement”) with Amalgamated Bank, as lender (“Amalgamated”), prior to its stated termination date of August 31, 2011.  At the date of termination, the borrowers under the Amalgamated Agreement were Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC and the corporate guarantors were Merisel, Inc., Merisel Americas, Inc. and their other subsidiaries.  The Amalgamated Agreement provided for up to a $12 million senior revolving credit facility, or revolver, against a borrowing base of 80% of eligible receivables of the Company and its subsidiaries.  Borrowings against the revolver were $6,665,000 plus accrued interest at the date of termination.  The revolver was subject to interest at a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day, plus 2.5%, with interest payable quarterly.  As of June 30, 2010, the applicable interest rate was 5.75%.

The Amalgamated Agreement was terminated concurrent with the Company entering a new three year agreement with a new lending institution. The Company refinanced its credit facility as a result of its desire to obtain a credit facility, with a term of at least three years. During the second quarter of 2010 the Company entered discussions with various lending institutions, including Amalgamated.  As of the date of the termination of the Agreement with Amalgamated, the Company was not in compliance with the minimum tangible net worth covenant under the Amalgamated Agreement of $15,500,000 and had not been in compliance with this covenant since December 31, 2009.  Amalgamated did not offer the,Company an extension beyond the current term. The Company incurred no early termination penalty as a result of the termination.

Creation of a Direct Financing Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On August 13, 2010 (the “Closing Date”), the Company and its subsidiaries (collectively, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) to create a $14 million senior credit facility with PNC Bank, as agent and lender (“PNC”).   The credit facility consists of a $14 million revolving loan, or revolver, reduced by up to $3 million in letters of credit secured by separate cash collateral.  Proceeds from the revolver were used for repayment of indebtedness owed to Amalgamated under the predecessor credit facility, to pay the fees and expenses of the closing and for working capital purposes in the ordinary course of business.  At the Closing Date, the Borrowers had borrowings of $5,541,000 under the PNC revolver.

The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of August 13, 2010, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee on the undrawn amount. Interest is payable in arrears on the last business day of each month for domestic rate loans and, with respect to Eurodollar Rate loans, at the end of each interest period.

In connection with entering into the Credit Agreement, the Company paid a closing fee of $100,000, plus the fees and expenses of the closing.  In addition, the Company will be subject to a $1,500 per month collateral management fee plus periodic audit fees.

Borrowings under the revolver must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base set forth in the Credit Agreement.  The borrowing base is set at the sum of (a) 85% of eligible receivables of the Company, including up to $500,000 in unbilled receivables for work performed within the previous 30 days, plus (b) 50% of eligible raw material inventory up to $1,000,000.  The borrowing base is reduced by a $2,000,000 availability reserve, which will be reduced in increments of $500,000 to $1,500,000, based upon the Company’s achievement of EBITDA targets for the year ending December 31, 2010, the quarter ending September 30, 2011 and the year ending December 31, 2011.  Provided that the Company is not otherwise in default, if the Availability Reserve has not been reduced to zero based on the above,, the Availability Reserve will be reduced to zero if the fixed charge coverage ratio is at 1.1 to 1.0, or better for any trailing twelve month period as of March 31, 2012 or later.  The Credit Agreement requires that all principal be repaid in full on the third anniversary of the Closing Date.  Voluntary termination of the Credit Agreement prior to the third anniversary will incur a termination fee of $180,000 if terminated prior to the first anniversary, $90,000 between the first and second anniversaries and $30,000 between the second and third anniversaries.

The facility is secured by a first priority lien on substantially all of the Borrowers’ properties and assets and the properties and assets of their existing and future subsidiaries.  Accounts receivable will be secured through lockbox or blocked accounts.

The facility provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the other material indebtedness of the Borrowers, certain affiliates of the Borrowers or any of Borrowers’ existing or future subsidiaries.

The credit agreement contains covenants restricting the ability of the Borrowers to, among other things: (1) declare or pay dividends in cash or redeem or repurchase capital stock, including preferred stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt, (6) make capital expenditures above $2.1 million in any year, (7) engage in certain mergers, acquisitions and asset sales, (8) engage in transactions with affiliates, (9) change the nature of the Borrowers’ business or the business conducted by their subsidiaries, and (10) incur any guaranteed obligations.  In addition, the Credit Agreement restricts changes in control of the Company, changes in the fiscal year and the ability to add additional subsidiaries without prior written consent of PNC.  Upon default, the interest rate on the outstanding balance of the facility increases by 2%.

The Borrowers must comply with financial covenants with respect to a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less taxes over all debt service) of not less than 1.1 to 1.0 beginning with the quarter ending December 31, 2011, going forward, and maintain positive EBIDTA for each quarter beginning with the quarter ending September 30, 2011.

The description of the Credit Agreement is qualified in its entirety by the full text of the Credit Agreement, which is attached hereto as Exhibit 10.20 and incorporated herein by reference.

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

Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.7	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **

2.8	Asset Purchase Agreement, dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, LLC, Fuel Digital, Inc. and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **
3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
*10.1	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.2	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
10.3	Stock Subscription Agreement by and between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C. dated as of June 2, 2000.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 9, 2000. **
10.4	Amended and Restated Registration Rights Agreement dated June 9, 2000 (executed November 7, 2002) between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. **
*10.5	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
*10.6	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**
*10.7	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.**
10.8	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEI).	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2006. **

10.9	Amendment No. 2 to Asset Purchase Agreement and Amendment to Confidentiality and Non-Competition Agreement (MCEV).	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2006. **
*10.10	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **
*10.11	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.12	Amendment No. 2 to Employment Agreement, dated January 18, 2009, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.13	Merisel, Inc. 2009 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2009. **
10.14
Amendment No. 3 to Credit Agreement, dated March 26, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
*10.15	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**
*10.16	Amendment #3 to Employment Agreement, dated June 29, 2009 by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.**
10.17
Amended and Restated Credit Agreement dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**
10.18
Second Reaffirmation and Confirmation Agreement (Security Documents) dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, in favor of Amalgamated Bank.

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**

*10.19	Employment Agreement, dated January 8, 2010 by and between Merisel, Inc. and Raymond E. Powers.	File as exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2010.
10.20
Revolving Credit and Security Agreement dated as of August 13, 2010 by and among Merisel, Inc., Merisel Americas, Inc., Color Edge LLC, Color Edge Visual LLC, Comp 24 LLC, Crush Creative LLC, Dennis Curtin Studios, LLC, MADP, LLC, Advertising Props, Inc., Fuel Digital, LLC, and PNC Bank, National Association.

Filed herewith.
10.21	Pledge Agreement dated as of August 13, 2010 by and between Merisel, Inc., and PNC Bank, National Association.	Filed herewith.

14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
99.1	Press release dated August 16, 2010	Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	Merisel, Inc.

	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

	By:	/s/ Victor L. Cisario
Victor L. Cisario
Chief Financial Officer