Form 10-K/A
period 2009-12-31
MERISEL INC /DE/
filed 2010-10-06
CIK 724941

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

Documents Incorporated by Reference
None

TABLE OF CONTENTS

		PAGE

Explanatory Note
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 15.	Exhibits	5

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2009 of Merisel, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Filing”) is being filed to amend:  1) Item 10 of Part III to include disclosure regarding compliance with Section 16 (a) of the Securities Exchange Act, and 2) Exhibits 31.1 and 31.2 to conform to the language set forth in Regulation S-K, Item 601(b)(31).  Items 31.3 and 31.4 are included because an amendment to a Form 10-K is being filed.  All other information remains as of March 31, 2010 as originally reported.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of those individuals who served as executive officers and directors of the Company as of March 31, 2010.

Name	Age	Position
Donald R. Uzzi (6)	57	Chairman of the Board, Chief Executive Officer and President
Victor L. Cisario (1)	48	Executive Vice President, Chief Financial Officer
Raymond Powers	42	Executive Vice President, Business Development
Albert J. Fitzgibbons III (3) (4) (6) Ronald P. Badie (2) (5)	64 67	Director Director
Bradley J. Hoecker (3) (4) (6)	48	Director
Edward A. Grant (2) (4)	59	Director

Lawrence J. Schoenberg (2) (3) (4)	77	Director
(1)	Mr. Cisario has served as the Company’s Executive Vice President and Chief Financial Officer since June 2009.

(2)	Member of Audit Committee.

(3)	Member of Nominating Committee.

(4)	Member of Compensation Committee.

(5)	Lead Director.

(6)	Member of Share Repurchase Committee.

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

The following individuals were the Company’s Executive Officers as of March 31, 2010:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.  Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2009, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with, except for a report on Form 3, which was not timely filed by Mr. Cisario.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)          List of documents filed as part of this Report:

(3)          Exhibits:

The accompanying Index of Exhibits lists only those exhibits filed electronically with this Form 10-K/A, Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 6, 2010
MERISEL, INC.

By:	/s/ Donald R. Uzzi
Donald R. Uzzi Chairman of the Board, Chief Executive Officer and President

By:	/s/ Victor L. Cisario
Victor L. Cisario Chief Financial Officer

Index of Exhibits

Exhibit	Description	MetMethod of Filing
31.1	Amended Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K).	Filed herewith.
31.2	Amended Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K).	Filed herewith.
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A).	Filed herewith.
31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A).	Filed herewith.