Form 10-Q
period 2010-09-30
MERISEL INC /DE/
filed 2010-11-15
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010 the registrant had 7,214,784 shares of Common Stock outstanding.

MERISEL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Reference

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	22

	SIGNATURES	26

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,919	$10,581
Accounts receivable, net of allowance of $201 and $262, respectively	14,890	12,456
Inventories	2,319	1,706
Prepaid expenses and other current assets	1,320	919
Total current assets	25,448	25,662

Property, plant and equipment, net	5,348	7,599
Restricted cash	2,232	2,232
Trademarks	6,190	6,190
Other intangible assets, net	3,096	3,648
Other assets	237	94
Total assets	$42,551	$45,425

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,898	$5,374
Accrued liabilities	5,067	5,100
Capital lease obligations, current maturities	284	269
Revolving credit agreement	7,321	8,715
Total current liabilities	17,570	19,458

Capital lease obligations, less current maturities	577	749
Other liabilities	541	670
Total liabilities	18,688	20,877

Commitments and Contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 332,721 and 313,531 shares issued and outstanding, respectively	33,937	31,980

Stockholders' deficit:
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	266,515	268,468
Accumulated deficit	(274,729)	(274,040)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' deficit	(10,074)	(7,432)
Total liabilities, temporary equity, and stockholders' deficit	$42,551	$45,425

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$18,302	$14,921	$50,057	$44,400

Cost of sales	11,234	10,321	30,220	30,159

Gross profit	7,068	4,600	19,837	14,241

Selling, general & administrative expenses	6,885	7,918	20,409	22,092

Operating income (loss)	183	(3,318)	(572)	(7,851)

Interest expense, net	145	105	374	194

Income (loss) before benefit for income tax	38	(3,423)	(946)	(8,045)

Income tax benefit	-	(1,465)	(257)	(3,443)

Net income (loss)	38	(1,958)	(689)	(4,602)
Preferred stock dividends	665	615	1,957	1,809
Loss available to common stockholders	$(627)	$(2,573)	$(2,646)	$(6,411)

Loss per share (basic and diluted):
Net loss available to common stockholders	$(0.09)	$(0.36)	$(0.37)	$(0.89)
Weighted average number of shares
Basic	7,214	7,186	7,213	7,205
Diluted	7,214	7,186	7,213	7,205

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(689)	$(4,602)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	4	154
Deferred occupancy costs	(129)	(5)
Bad debt provision	88	356
Deferred income taxes	-	(3,443)
Gain on sale of equipment	(139)	(26)
Depreciation and amortization	2,930	3,725
Changes in operating assets and liabilities:
Accounts receivable	(2,522)	5,249
Inventories	(613)	1,188
Prepaid expenses and other assets	(544)	237
Restricted cash	-	729
Accounts payable	(476)	(1,273)
Accrued liabilities	617	268
Net cash (used in) provided by operating activities	(1,473)	2,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition earnout payments	-	(275)
Capital expenditures	(593)	(1,364)
Net cash used in investing activities	(593)	(1,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(202)	(114)
Installment note repayments	-	(500)
Revolving credit agreement repayments	(8,715)	(1,515)
Borrowings on new credit agreement	7,321	-
Purchase of treasury stock	-	(119)
Net cash used in financing activities	(1,596)	(2,248)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,662)	(1,330)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,581	9,752
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,919	$8,422

Cash paid during the period for:
Interest expense	$334	$294
Non-cash investing and financing activities:
Preferred dividends accumulated	1,957	1,809
Increase in accrued purchases of equipment and lease acquisitions	45	2,085

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of September 30, 2010, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010 and amended on October 6, 2010. The condensed consolidated balance sheet at December 31, 2009, has been derived from audited consolidated financial statements at that date. The Company has evaluated subsequent events through the date of issuance of the Company’s condensed financial statements.

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

4.	Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009

Raw materials	$1,332	$1,199
Work-in-progress	990	510
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,319	$1,706

5.	Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	September 30, 2010	December 31, 2009
Customer relationships	$2,497	$2,681
Non-compete agreements	25	268
Trade know-how	574	699
Total	$3,096	$3,648

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Amortization expense relating to intangible assets was $136 and $381 for the three months ended September 30, 2010 and 2009, and $552 and $1,171 for the nine months ended September 30, 2010 and 2009, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended September 30,
Amount
2011	$438
2012	413
2013	399
2014	329
2015	245
Thereafter	1,272
Total	$3,096

6.	Fair Value Measurements

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

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009

Accrued liabilities:
Compensation and other benefit accruals	3,223	2,403
Other accruals	1,844	2,697
Total accrued liabilities	$5,067	$5,100

8.	Income Taxes

At December 31, 2009, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets as of September 30, 2010 and December 31, 2009.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated future period income will offset such reserve.. The valuation allowance decreased $34 in the three months ended September 30, 2010 and increased $241 in the nine months ended September 30, 2010, compared to no change to the valuation allowance for the three and nine months ended September 30, 2009. The net decrease in the valuation allowance for the three months ended September 30, 2010 primarily consists of a $73 increase in the federal net operating loss, and an increase of $39 related to other temporary differences. The net increase in the valuation allowance for the nine months ended September 30, 2010 primarily consists of a $567 increase in the federal net operating loss generated in the period offset by a decrease of $326 related to other temporary differences for the nine months ended September 30, 2010.

During the second quarter of 2010, the Company filed amended federal income tax returns for the taxable years 2006 to 2008 and received a refund of $257 related to AMT tax paid during those years. For the nine months ended September 30, 2010, the Company recorded an income tax benefit of $257 related to those income tax refunds.

9.	Debt

In connection with the Company's financing of the Comp 24 and Color Edge acquisitions, the Company entered into two credit agreements with Amalgamated Bank (“Amalgamated”) dated March 1, 2005. The credit agreements provided for two three-year revolving credit facilities and two term loans.  The credit agreement was amended several times, the most recent of which was on September 30, 2009 (the “Amalgamated Agreement”).  The Amalgamated Agreement was for a single $12,000 revolving credit facility. As of December 31, 2009, the Company had $8,715 outstanding on the Amalgamated Facility.

On August 13, 2010, the Company terminated the Amalgamated Agreement prior to its stated termination date of August 31, 2011. The Company incurred no early termination penalty as a result of the termination. On the same day, the Company entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”). The PNC credit facility (the “Facility”) consists of a $14,000 revolving loan, or revolver, including up to $3,000 in letters of credit secured by separate cash collateral.  Proceeds from the revolver were used to repay the indebtedness owed to Amalgamated under the predecessor credit facility..

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the Libor Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.   The revolver is subject to a 0.75% fee per annum payable quarterly on the undrawn amount.  As of September 30, 2010, the Base Rate plus 3% is 6.25%. As of September 30, 2010, the Company had borrowings of $7,321 under the PNC revolver.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

The PNC Agreement requires that all customer receivables collected shall be deposited by the Company into a lockbox account controlled by PNC. All funds deposited into the lockbox will immediately be used to pay down the Facility. Additionally, the PNC agreement contains provisions that allow PNC to accelerate the scheduled maturities of the Facility for conditions that are not objectively determinable. As such, the Company has classified the PNC balance as a current liability.

The Company must comply with financial covenants with respect to a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less taxes over all debt service) of not less than 1.1 to 1.0 beginning with the quarter ending December 31, 2011, and maintain positive EBIDTA for each quarter beginning with the quarter ending September 30, 2011.

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

On March 30, 2009, Merisel and TU Holdings, Inc. and TU Merger, Inc., both subsidiaries of American Capital Strategies, Ltd. (collectively, “ACAS”) executed a settlement agreement under which ACAS agreed to pay Merisel the total amount of $2,000 and the parties agreed to dismiss with prejudice their claims against one another. The Company recorded this income in the first quarter of 2009. The Company recorded expenses related to legal and investment banking fees related to the sale of the Company to ACAS of $13 and $90 for the three and nine months ended September 30, 2009, respectively. These income and expenses are recorded in selling, general, and administrative expenses in the Company’s Statements of Operations. There was no comparable income or expense for the three and nine months ended September 30, 2010.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, Merisel received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion. The parties are following the process set forth in the Crush APA for resolving such disputes through the appointment of a third-party accounting firm (the “Arbitration Firm”), which will arbitrate the dispute.  If the Arbitration Firm finds that Crush Creative has met the performance criteria set forth in the APA, the Crush Sellers will be entitled to a payment of up to $750.  Under the Crush APA, the Arbitration Firm’s determination is final, conclusive and binding.  The Company has not accrued for payment because the likelihood of an adverse ruling is not currently probable.

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

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At September 30, 2010, 51,839 shares were available for grant under the 1997 Plan, and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Stock Option Grants

As of September 30, 2010, 300,000 options remain outstanding under the 1997 Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at September 30, 2010	300,000	$8.33
Options exercisable at September 30, 2010	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	At 6/30/10	In Years	Price	At 6/30/10	Price

$5.00	100,000	4.1	$5.00	100,000	$5.00
$8.00	100,000	4.1	$8.00	100,000	$8.00
$12.00	100,000	4.1	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of September 30, 2010, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at September 30, 2010.

As of September 30, 2010, there was no unrecognized compensation cost related to stock options.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Restricted Stock Grants

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, is recorded over the related three-year vesting period starting in December 2006. Compensation expense was $42 and $146 for the three and nine months ended September 30, 2009, respectively. There was no expense for the three and nine months ended September 30, 2010.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, is recorded over the related three-year vesting period. Compensation expense was $2 and $2 for the three months ended September 30, 2010 and 2009, respectively and $4 and $8 for the nine months ended September 30, 2010 and 2009, respectively.

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2010, and changes during the nine months ended September 30, 2010, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2009	2,000	$4.98
Granted	-	N/A
Vested	2,000	$4.98
Cancelled	-	N/A
Nonvested shares at September 30, 2010	-	N/A

As of September 30, 2010, there was no unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.

12.	Temporary Equity

In June 2000, an affiliate of Stonington Partners, Inc., a majority shareholder, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable quarterly in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of September 30, 2010, 189,376 shares of Convertible Preferred have been accrued as dividends and 182,722 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,654 shares were issued on October 1, 2010. Additionally, cumulative accrued dividends of $18,937 and $16,980 were recorded as temporary equity at September 30, 2010 and December 31, 2009, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

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

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of September 30, 2010, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets.  The Company repurchased 133,206 shares for an aggregated cost of $119 during the nine months ended September 30, 2009. The Company did not repurchase any shares during the third quarter of 2009. The Company did not repurchase any shares during the three and nine months ended September 30, 2010. According to the terms of the PNC Agreement, dated August 13, 2010, the Company may not repurchase its own stock.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(627) or $(0.09) per share and $(2,646) or $(0.37) per share for the three and nine months ended September 30, 2010, respectively, as compared to a loss of $(2,573) or $(0.36) and $(6,411) or $(0.89) per share for the three and nine months ended September 30, 2009, respectively.

Three Months Ended September 30, 2010, as Compared to the Three Months Ended September 30, 2009

Net Sales - Net sales were $18,302 for the three months ended September 30, 2010, compared to $14,921 for the three months ended September 30, 2009. The increase of $3,381 or 22.7% was due primarily to increased demand for our services from our existing customer base, specifically in the retail market, which represents a significant portion of our customer base, coupled with new client business.

Gross Profit – Total gross profit was $7,068 for the three months ended September 30, 2010, compared to $4,600 for the three months ended September 30, 2009. The increase in total gross profit of $2,468 or 53.7% was due to the 22.7% increase in net sales combined with an increase in gross profit percentage. Gross profit percentage increased to 38.6% for the three months ended September 30, 2010, from 30.8% for the three months ended September 30, 2009. The increase is primarily attributable to a decrease in production salaries as a percentage of sales. Production salaries decreased $91 or 3.1% for the three months ended September 30, 2010 when compared to the same period for 2009.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $6,885 for the three months ended September 30, 2010, from $7,918 for the three months ended September 30, 2009. The decrease of $1,033 or 13.0% was due primarily to decreases in compensation costs of $516, depreciation and amortization of $250, bad debt expense of $130, and professional fees of $113. Total Selling, General and Administrative expenses as a percentage of net sales decreased to 37.6% for the three months ended September 30, 2010, compared to 53.1% for the three months ended September 30, 2009.

Interest Expense, Net - Interest expense, net increased to $145 for the three months ended September 30, 2010, from $105 for the three months ended September 30, 2009. The increase was primarily due to an increase in interest expense of $22 primarily resulting from the write-off of the balance of the loan origination fee from the Amalgamated Facility combined with a decrease in interest income of $18 due to lower rates of return on lower balances in short-term interest-bearing investments classified as cash and cash equivalents.

Income Taxes – As of September 30, 2010 and December 31, 2009, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax expense on its income of $38 for the quarter ended September 30, 2010. The Company recorded income tax benefit of $1,465 on a loss of $3,423 for the three months ended September 30, 2009. Income tax for that quarter was recorded at an effective tax rate of 42.8%.

Net Income - As a result of the above items, the Company had net income of $38 for the three months ended September 30, 2010, compared to a loss of $(1,958) for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010, as Compared to the Nine Months Ended September 30, 2009

Net Sales - Net sales were $50,057 for the nine months ended September 30, 2010, compared to $44,400 for the nine months ended September 30, 2009. The increase of $5,657 or 12.7% was due primarily to increased demand for our services from our existing customer base, specifically in the retail market, which represents a significant portion of our customer base, coupled with new client business.

Gross Profit – Total gross profit was $19,837 for the nine months ended September 30, 2010, compared to $14,241 for the nine months ended September 30, 2009. The increase in total gross profit of $5,596 or 39.3% was due to the 12.7% increase in net sales combined with an increase in gross profit percentage. Gross profit percentage increased to 39.6% for the nine months ended September 30, 2010, from 32.1% for the nine months ended September 30, 2009. The increase is primarily attributable to a decrease in production salaries as a percentage of sales. Production salaries decreased $1,050 or 11.1%.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased by $1,683 or 7.6% to $20,409 for the nine months ended September 30, 2010, from $22,092 for the nine months ended September 30, 2009. In 2009, the Company recorded a $2,000 legal settlement, net of expenses, with ACAS, as a credit against selling, general, and administrative expense.  Excluding the net settlement of $1,910 in the 2009 period, total Selling, General and Administrative expenses decreased by $3,593 during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The decrease was due primarily to decreases in sales salaries and commission expense of $1,208, other compensation costs of $1,319, and depreciation and amortization of $634. Excluding the net settlement with ACAS, total Selling, General and Administrative expenses as a percentage of net sales decreased to 40.8% for the nine months ended September 30, 2010, compared to 54.1% for the nine months ended September 30, 2009.

Interest Expense, Net - Interest expense, net increased to $374 for the nine months ended September 30, 2010, from $194 for the nine months ended September 30, 2009. The increase was primarily due to an increase in interest expense of $136 resulting from increased rates on the revolving line of credit and additional interest from two new capital leases and interest income decreased by $44 due to lower rates of return on lower balances in short-term interest-bearing investments classified as cash and cash equivalents.

Income Taxes – As of September 30, 2010 and December 31, 2009, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. The Company recorded an income tax benefit of $257 for the nine months ended September 30, 2010 related to federal income tax refunds of AMT tax paid during 2006 to 2008.  The Company recorded an income tax benefit of $3,443 on a loss of $8,045 for the nine months ended September 30, 2009. Income tax for that period was recorded at an effective tax rate of 42.8%.

Net Loss - As a result of the above items, the Company had net loss of $(689) for the nine months ended September 30, 2010, compared to a loss of $(4,602) for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $1,473 during the nine months ended September 30, 2010.  The primary use of cash was an increase of $2,522 in accounts receivable, a decrease in accounts payable of $477, an increase in inventories of $613, and an increase in prepaid expenses and other assets of $544 partially offset by an depreciation and amortization of $2,930.

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

For the nine months ended September 30, 2010, net cash used in investing activities was $593 used for capital expenditures.

For the nine months ended September 30, 2009, net cash used in investing activities was $1,639 which consisted of $275 used for acquisition related expenditures and $1,364 used for capital expenditures.

For the nine months ended September 30, 2010, net cash used in financing activities was $1,596 of which $8,715 was related to repayments on the Amalgamated revolving line of credit and $202 was related to capital lease payments, partially offset by borrowing on the PNC revolving line of credit of $7,321.

For the nine months ended September 30, 2009, net cash used for financing activities was $2,248, consisting of $2,015 related to repayments of bank debt, $114 related to repayments of capital leases, and $119 used to repurchase treasury stock.

Financing Sources and Capital Expenditures

In June 2000, an affiliate of Stonington Partners, Inc., which currently owns approximately 69% of the Company’s outstanding common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable quarterly in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of September 30, 2010, 189,376 shares of Convertible Preferred have been accrued as dividends and 182,722 shares have been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,654 shares were issued on October 1, 2010. Additionally, cumulative accrued dividends of $18,937 and $16,980 were recorded as temporary equity at September 30, 2010 and December 31, 2009, respectively. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

On August 13, 2010, the Company entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”).  The PNC Agreement provides for a three-year revolving credit facility (the “Facility”) of up to $14,000 including a letter of credit facility of up to $3,000.

The maturity date of the Facility is August 13, 2013.  The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of August 13, 2010, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee per annum payable quarterly on the undrawn amount.

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

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by $2,000 Availability Reserve which is scheduled to be reduced in increments of $500 to $1,500 based upon the Company’s achievement of EBITDA targets for the year ending December 31, 2010, the twelve months ending September 30, 2011 and the year ending December 31, 2011. Provided that the Company is not otherwise in default, if the Availability Reserve has not been reduced to zero based on the above, the Availability Reserve will be reduced to zero if the fixed charge coverage ratio is at 1.1 to 1.0, or better for any trailing twelve month period as of March 31, 2012 or later.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $180 through August 12, 2011, of $90 from August 13, 2011 through August 12, 2012 and $30 from August 13, 2012 through August 12, 2013.

Through August 13, 2010, the Company financed its acquisitions and operations through two credit agreements with Amalgamated Bank (“Amalgamated”) originally dated March 1, 2005, at which date the Company paid off the facility in full and terminated the agreement.  The original Amalgamated credit agreements provided for two separate three-year revolving credit facilities and two term loans.  The Amalgamated credit agreement was amended several times, the most recent of which was the Amended and Restated Credit Agreement dated September 30, 2009 (the “Amalgamated Agreement”).  The Amalgamated Agreement provided for a single $12,000 revolving credit facility (the “Amalgamated Facility”) and included two financial covenants requiring the Company to maintain a minimum tangible net worth of $15,500 at all times, and no EBITDA losses on a consolidated basis in any quarterly period beginning with the quarter ending December 31, 2009.  The maturity date of the Amalgamated Facility was August 31, 2011, and the interest rate was at a “Base Rate,” which is a floating rate equal to the greater of (a) Amalgamated’s prime rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day, plus 2.5%.

As of September 30, 2010, the Company had $7,321 outstanding on the new PNC Facility. As of December 31, 2009, the Company had $8,715 outstanding on the Amalgamated facility. On August 13, 2010, the Company used the proceeds from the PNC revolver to repay the indebtedness owed to Amalgamated under the predecessor credit facility and the facility was terminated.

The PNC Agreement requires that all customer receivables collected shall be deposited by the Company into a lockbox account controlled by PNC. All funds deposited into the lockbox will immediately be used to pay down the Facility. Additionally, the PNC agreement contains provisions that allow PNC to accelerate the scheduled maturities of the Facility for conditions that are not objectively determinable. As such, the Company has classified the PNC balance as a current liability.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2010.

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

Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.**
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
10.19
Revolving Credit and Security Agreement dated as of August 13, 2010 by and among Merisel, Inc., Merisel Americas, Inc., Color Edge LLC, Color Edge Visual LLC, Comp 24 LLC, Crush Creative LLC, Dennis Curtin Studios, LLC, MADP, LLC, Advertising Props, Inc., Fuel Digital, LLC, and PNC Bank, National Association.

Filed as exhibit 10.20 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2010.**
10.20	Pledge Agreement dated as of August 13, 2010 by and between and PNC Bank, National Association.	Filed as exhibit 10.21 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2010.**
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
99.1	Press release dated November 15, 2010	Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 15, 2010

Merisel, Inc.

By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

By:	/s/ Victor L. Cisario
Victor L. Cisario
Chief Financial Officer