Form 10-K
period 2010-12-31
MERISEL INC /DE/
filed 2011-03-15
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Bureau was $559,321 (2,237,284 shares at a closing price of $0.25).

As of March 15, 2011, the registrant had 7,214,784 shares of Common Stock outstanding.

Documents Incorporated By Reference

Information pertaining to certain items in Part III of this report is incorporated by reference to the Company’s proxy statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

The Company’s imaging business, operating under its New York-based trade names “Color Edge,” “Color Edge Visual” and “Fuel Digital,” and California-based “Crush Creative,” provides customized graphic solutions, electronic studio production services and produces large and unusual format digital visuals and graphics, as well as retail and trade show displays. In March 2010, Crush Creative and Fuel Digital were consolidated under the ColorEdge brand.

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

Imaging Products and Services

The Company provides a full line of sophisticated, state-of-the-art graphic arts consulting and large and highly customized printing  and production services.  It provides design consulting and production, large format digital photographic graphics, posters, banners and visuals,  inkjet and digital output services, photo finishing, and exhibit and display solutions.  These services are provided in connection with the production of visual communications media used primarily in the design and production of consumer product packaging, advertising products used in retail stores, and large format outdoor and event displays.  In addition to producing large format graphics (signs, banners, posters and larger items) and three dimensional store displays (such as the retail kiosks found in the cosmetics departments of major retailers), the Company  provides unique services, such as file preparation for printing, as well as boutique retouching services for high end art and fashion clients.  These services enhance the appearance and functional appeal of photographic images and original designs used in publishing, advertising or package applications.

The Company also provides services complementary to its primary service lines, including customized image database management and archiving, workflow management and consulting services, and various related outsourcing and graphic arts consulting services.

During 2008, the Company expanded its services to the Portland, Oregon market, where several major international consumer brands are headquartered, by opening a new sales, project management and retouching facility in Portland.  The Company introduced new graphics printing options at an expanded Edison, New Jersey production facility, and  consolidated its New York City operations to a single multi-floor location.  These expanded and centralized facilities permit the Company to better serve a demanding client base which requires high quality, instant turnaround and the ability to coordinate delivery of sophisticated graphics displays to its clients’ multiple locations across the United States and abroad.

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

•
Technological Capabilities:  The Company uses technologically-advanced and highly specialized equipment and processes, enabling it to work with multiple file formats for virtually any size output device;

•	Proven Quality Standards: The Company consistently delivers customized imaging products of superior quality utilizing Gracol G-7 standards;

•
Rapid Turnaround and Delivery Times:  The Company accommodates clients’ tight schedules, often turning around projects, from start to finish, in less than 24 hours, by coordinating the New York, New Jersey and California facilities, and taking advantage of Company resources permitting timely shipment to up to 500 locations; and

•
Broad Scope of Services:  The Company maintains a live database of production specifications for converters and printers located throughout the country, on-site resources embedded in clients’ advertising and creative departments, and an array of value-added graphic art production consulting services, such as digital imaging asset management and workflow management.

The combination of product quality, resources, and market share positions the Company to benefit from positive industry trends.

The Visual Communication Solutions and Graphic Services Industry

“Graphic services” encompass the tasks (art production, digital photography, retouching, color separation and pre-press services) involved in preparing images and text for reproduction to exact specifications in a variety of media, including packaging for web enabled functions, consumer products, point-of-sale displays and other promotional or advertising material.  Graphic services with recent  technological advances have, however, in large part automated some of the transitional production steps of preparing digital files.

The Company has the advanced capability of performing digital production with automated workflows, and almost always receives on-line orders and transmission of data via telecommunication from clients instead of the wide variety of forms of unstable media disks.  The current market trend is, however, for printers and converters to provide this service as part of the bundle of services provided to their clients.

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

The Company believes that the number of companies offering these services to the large, multinational consumer-oriented companies that constitute Merisel’s client base in the North American market has been and will continue to decline. The ongoing demand for technological improvements in systems and equipment, the need to hire, train and retain highly-skilled personnel, and clients’ increasing demands that companies offer a spectrum of global services will likely result in attrition and consolidation among such companies.  This is a trend likely to favor Merisel in light of its superior capabilities, resources and scale.

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

The Company’s Growth Strategy

The following are key aspects of the Company’s business strategy for enhancing its leadership position in the visual communication solutions market:

•
Organic Growth:  As market conditions have created growth opportunities, the Company relies upon its highly-skilled sales force as the Company’s primary growth driver, both in terms of new client acquisition and the expansion of services provided to existing clients.  The Company relies upon its superior product quality, technology, service scale and scope and logistical capabilities to both acquire clients and migrate clients from using individual services to using a suite of products and services, ranging from initial consultation to production and distribution.

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

Services

The Company provides high-quality digital-imaging graphic services, including a full service creative design studio, which encompasses photographic retouching, electronic production design, product rendering, and agency services for print advertising publication. The Company provides art production, large format digital printing, production and construction of three-dimensional displays, 3-D imaging and various related outsourced and graphic consulting services. The Company also provides a series of best practices-driven advisory, implementation and management services, including workflow architecture, print management, G-7 color management to achieve consistency across divisions, devices and substrates. The Company provides highly technical on-site client surveys and installations.

The Company, in its prototype division, also creates true-to-life prototypes and pre-production samples used in a variety of applications, including new product development, market testing and focus groups, sales samples as props for print and television advertising, and samples for use in corporate presentations, point-of-sale displays, and packaging applications used in conjunction with in-store visual merchandising.

The Company’s management believes that, to capitalize on market trends, the Company must continue to offer its clients the ability to make numerous changes and enhancements with ever shortening turnaround times.  The Company has, accordingly, focused on improving response time and has continued investing in emerging technologies.

The Company is dedicated to keeping abreast of technological developments in consumer products packaging and visual graphics applications.  The Company is actively involved in evaluating various technology and applications, and independently pursues the development of customized digital solutions for its operating facilities.  The Company also customizes off-the-shelf products to meet a variety of internal and client requirements.

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

The Company’s 40 experienced sales managers and representatives include representatives who present the Company’s full range of services to prospective “new logo” nationally-based companies, as well as specialized sales representatives who focus on either the imaging or prototypes segments, permitting them to understand clients’ technical needs and articulate Merisel’s capacity to meet those needs.  The Company’s sales staff is further divided on a geographical basis.  The Company also has 39 project managers.  The salespeople and the project managers share responsibility for marketing the Company’s services to existing and prospective clients, thereby fostering long-term institutional client relationships.

The Company has a primarily special-order and special-product business, with products being delivered directly to individual clients, their advertising agencies, converters or printers.  Specialized advertising products produced by the Company are distributed on a case-by-case basis, as specified by the clients.  The Company has no general distribution.

Clients

Merisel serves many of the world’s most prominent and highly regarded brands in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries.  These clients are diversified by size, industry and channel. The Company has a long-standing relationship with Apple Computer, Inc., which along with other major customers or small group of customers, is considered to be important to the Company’s operating results. During 2009 and 2010, sales to Apple Computer, Inc. constituted approximately 24% and 26% of Company consolidated sales, respectively, and approximately 28% of the Company’s consolidated receivable balance at December 31, 2009 and 2010.  Approximately 1,700 clients used Merisel’s services during 2010.

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

Management

Donald R. Uzzi, 58, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005.  Between December 2002 and November 2004, Mr. Uzzi provided consulting services to various companies in the areas of marketing, corporate strategy and communications. Between July 1999 and December 2002, Mr. Uzzi was the Senior Vice President of Electronic Data Systems Corporation. Between July 1998 and July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group.  Between August 1996 and April 1998, Mr. Uzzi was the Executive Vice President of Sunbeam Corporation.  Prior to 1996, Mr. Uzzi was the President of the Gatorade North America division of Quaker Oats.

Victor L. Cisario, 49, has served as Merisel’s Executive Vice President and Chief Financial Officer since June 2009.  He joined Merisel from Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses, where he had served as Chief Financial Officer since January 2008.  At Outside Ventures, LLC, Mr. Cisario was responsible for all financial reporting, budgeting and financial strategy.  In 2007, Mr. Cisario worked as a consultant for various private companies.  Mr. Cisario was the Chief Financial Officer of Fuel Digital, Inc. from 2002 until Merisel’s acquisition of Fuel Digital, Inc. in 2006.  At Fuel Digital, Inc., Mr. Cisario created the financial strategy of the company, handled all banking relations, implemented budgeting procedures, created and implemented internal control procedures and oversaw financial reporting.

Michael A. Berman, 52, joined Merisel as its Chief Client Officer on December 17, 2010, after serving as a consultant for the Company since November 2009.  Prior to joining Merisel, from 2007 to 2009, Mr. Berman served as Chief Operating Officer of Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses.  At Outside Ventures, he was responsible for business strategy and execution, sales, operations, technology and strategic partnerships.  Mr. Berman also engaged in several business turnaround consulting projects in 2008 and 2009.   Between 2005 and 2007, he served as Director and Chief Operating Officer of Meridian Capital Group LLC, a leading commercial mortgage banker, where he was responsible for sales, operations, budgeting, technology and strategic partnerships.  Mr. Berman also served as Chief Executive Officer/Managing Director for CPath Solutions, a professional organization that provided consulting and management services for start-up and troubled businesses, where he created and executed business strategy with full responsibility for all aspects of CPath Solution’s business operations.   Mr. Berman started his career at Airborne Express and has held numerous senior leadership and executive positions across a range of business-to-business service sector industries.

Competition

Merisel believes that the highly-fragmented North American visual communication solutions industry has over 1,000 market participants.  Merisel is one among a small number of companies in the independent color separator/graphic services provider segment of the industry that has annual revenues exceeding $20 million. The Company is aware of two companies in this segment which filed for bankruptcy and another which was acquired through a foreclosure proceeding of its bank loans during 2010.

Merisel competes with other independent color separators, converters and printers with graphic service capabilities. The industry as a whole was severely impacted by the recent recession, which has resulted in pricing compression as competing companies cut prices to feed revenues over the past two to three years. The Company competes on the basis of its product quality, technology, service scale and scope and logistical capabilities. The Company believes that approximately half of its target market is served by converters and printers, and half of its target market is served by independent color separators. The Company also competes on a limited basis with clients, such as advertising agencies and trade-show exhibitors, who produce products in-house.

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

Employees

As of March 15, 2011, Merisel had approximately 349 full-time employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.  None of the employees are represented by unions and Merisel believes that it has good relations with its employees.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.    Properties.

The Company’s headquarters and primary production facility are located in New York, New York, where the Company leases a 106,000 square-foot multi-story facility.  The Company currently leases the following offices and operating facilities:

Location	Square Feet (approx.)	Owned Leased	Purpose	Lease Expiration Date	Division
New York, NY	25,000	Leased	General Offices	December 2011	Corporate
New York, NY	56,000	Leased	Operating Facility	December 2014	Color Edge/ Fuel
New York, NY	25,000	Leased	Operating Facility	April 2013	Comp 24
Edison, NJ	25,000	Leased	Operating Facility	September 2011	Color Edge
Burbank, CA	65,000	Leased	General Offices, Operating Facility	July 2012	Crush Creative/ Comp24
Burbank, CA	10,000	Leased	Operating Facility	July 2012	Crush Creative
Atlanta, GA	20,000	Leased	General Offices, Operating Facility	May 2011	Comp24
Portland, OR	4,370	Leased	General Offices, Operating Facility	May 2013	Fuel

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

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, Merisel received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion.  The parties are following the process set forth in the Crush APA for resolving such disputes through appointment of a third-party accounting firm (the “Arbitration Firm”), which will arbitrate the dispute.  If the Arbitration Firm finds that Crush Creative has met the performance criteria set forth in the Crush APA, the Crush Sellers will be entitled to a payment of up to $750,000.  Under the Crush APA, the Arbitration Firm’s determination is final, conclusive and binding.

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

On June 19, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising that the employee had filed a Demand for Arbitration with the AAA, asserting a $2.5 million claim for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages.  Merisel filed an answer to this claim, in which it denied the substantive allegations, denied that the employee is entitled to the relief demanded, and asserted various affirmative defenses.  The parties are currently engaged in discovery, and a hearing date is scheduled for October 2011.

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

Fiscal Year 2009	High	Low	Fiscal Year 2010	High	Low
First quarter	$.95	$.55	First quarter	$.55	$.40
Second quarter	.63	.44	Second quarter	.61	.25
Third quarter	.61	.40	Third quarter	.30	.12
Fourth quarter	.70	.43	Fourth quarter	.28	.12

As of March 14, 2011, there were 540 record holders of the Company’s common stock.  This number does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers.

Merisel has never declared or paid dividends on its common stock.  Merisel anticipates that it will retain its earnings in the foreseeable future to finance the expansion of its business and, therefore, does not anticipate paying dividends on the common stock.  In addition, the Company’s credit facility and the Certificate of Designation governing its Series A Preferred Stock contain restrictions on the ability of the Company to pay cash dividends on its common stock.

For information pertaining to the Company’s equity compensation, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” (to be filed on or prior to April 30, 2011, in connection with the Company’s Proxy Statement).

Purchase of Merisel Equity Securities

The Company did not repurchase any shares of Merisel common stock during the year ended December 31, 2010.  Since the inception of the Company’s first share repurchase program in July 2001 and through December 31, 2010, the Company has repurchased 1,238,887 shares of Merisel common stock for a total purchase price of $1,944,000.

The Board has authorized the repurchase of shares of Merisel common stock as follows:

Date Share Repurchase Programs were Publicly Announced	Approximate Dollar Value Authorized to be Repurchased
July 3, 2001	$1,000,000
September 1, 2004	1,000,000
August 14, 2006*	2,000,000

Total dollar value of shares authorized to be repurchased as of December 31, 2010	$4,000,000

All share repurchase programs are authorized in dollar values of shares as of date of purchase. Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased the full dollar amount of shares authorized for repurchase thereunder. Although the Company’s July 3, 2001, and September 1, 2004, programs have not been formally terminated, the Board has relied upon the August 14, 2006, program for the Company’s repurchases since that date.  The Company’s agreement with PNC dated August 13, 2010, does not allow for the repurchase of common stock.

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

Goodwill is required to be tested for impairment at least annually. As a result of the Company’s goodwill impairment test performed in the fourth quarter of 2009, the Company recorded a non-cash goodwill impairment charge in the $13,924 for the year ended December 31, 2009. As of December 31, 2009 and 2010, the Company had no remaining goodwill. See Note 4 of the Financial Statements.

The Company also performed the annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of 2009 and 2010. The trademark impairment valuation is determined using the relief from royalty method. Based on the impairment analysis, the Company determined that the trademarks were not impaired during the year ended December 31, 2010. If the royalty rate assumption dropped by approximately 30%, the result would be in an impairment of up to $750. For the year ended December 31, 2009, the Company recorded an impairment charge of $4,419.

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

After weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets as of December 31, 2009. At December 31, 2010, based on a third consecutive year of taxable losses the Company determined that it should keep a full valuation allowance on its net deferred tax assets.

The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated future period income will offset such reserve.

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

New Accounting Pronouncements

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of ASU 2009-15 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No.2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The adoption of ASU 2009-13 will not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2010 and December 31, 2009

Net Sales - Net sales were $71,946 for the year ended December 31, 2010, compared to $62,066 for the year ended December 31, 2009. The increase of $9,880 or 15.9% was due primarily to increased demand for our services from our existing customer base, specifically in the retail market, which represents a significant portion of our customer base, coupled with new client business.

Gross Profit – Total gross profit was $30,274 for the year ended December 31, 2010, compared to $20,826 for the year ended December 31, 2009. The increase in total gross profit of $9,448 or 45.4% was due to the increase in net sales of $9,880 or 15.9%, combined with cost of goods sold increasing by $432 or 1.0% compared to 2009.  The small increase in cost of goods sold compared to the increase in revenue was due to efficiency gains from the investment in new equipment during 2009 and 2010 and the allocation of fixed costs, including production rent and depreciation on production equipment, over a larger revenue base. Gross profit percentage increased to 42.1% for the year ended December 31, 2010, from 33.6% for the year ended December 31, 2009. The increase is primarily attributable to a decrease in production salaries and production supplies as a percentage of sales. Production salaries decreased to 15.8% of net sales from 19.8% of net sales, coupled with the allocation of fixed costs, including production rent and depreciation on production equipment, over a larger revenue base .

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased by $1,287 or 4.3% to $28,810 for the year ended December 31, 2010, from $30,097 for the year ended December 31, 2009. In 2009, the Company recorded a legal settlement, net of expenses, as a credit against selling, general, and administrative expense.  Excluding the net settlement of $1,910 in the 2009 period, total Selling, General and Administrative expenses decreased by $3,197 during the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease was due primarily to decreases in sales compensation expense of $1,153, other compensation costs of $239, bad debt expense of $467 and depreciation and amortization of $1,082. Excluding the net settlement with ACAS, total Selling, General and Administrative expenses as a percentage of net sales decreased to 40.0% for the year ended December 31, 2010, compared to 51.6% for the year ended December 31, 2009.

Impairment Losses - For the year ended December 31, 2009, there were total intangible impairments of $18,343 that resulted in a write-off of the carrying value of goodwill and a significant write-off of the carrying value of trademarks.  There were no intangible impairments in the year ended December 31, 2010

Interest Expense - Interest expense for the Company increased by $93 or 23.3% from $400 for the year ended December 31, 2009 to $493 for the year ended December 31, 2010.  The change primarily reflects increased rates on our new PNC facility combined with increased loan balances on capital leases.

Interest Income - Interest income for the Company decreased by $32 or 33.3% from $96 for the year ended December 31, 2009 to $64 for the year ended December 31, 2010. The change primarily reflects lower average balances and rates of return in short-term interest-bearing investments classified as cash and cash equivalents.

Income Taxes – As of December 31, 2010 and December 31, 2009, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. The Company recorded an income tax benefit of $126 for year end December 31, 2010 due primarily to federal income tax refunds of AMT tax paid during 2006 to 2008. The Company recorded income tax expense of $39,861 for the year ended December 31, 2009. During the year ended December 31, 2009, the Company increased its valuation allowance on its deferred tax assets to 100% of the asset and recorded deferred tax expense in the amount of $39,936. Income tax expense for the year ended December 31, 2010 is recorded at an effective tax rate of (12.2%) as compared to (142.8%) for the year ended December 31, 2009.

Net Loss - As a result of the above items, the Company had net income of $1,161 for the year ended December 31, 2010, compared to a loss of $(67,779) for the year ended December 31, 2009.

Comparison of Fiscal Years Ended December 31, 2009 and December 31, 2008

The reduced revenues, ongoing losses, and continued uncertainty in the economy led to changes in future forecasts and assumptions. These changes have resulted in impairment charges to goodwill in both 2008 and 2009 and trademarks in 2009. Further, management believed as of December 31, 2009, that it is not more likely than not that the Company will utilize its deferred tax assets and accordingly increased the valuation allowance on those assets to 100% as of December 31, 2009.

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

Liquidity and Capital Resources

Cash Flow Activity for 2008, 2009 and 2010

Analysis of Cash Flows	For the Years Ended
(in thousands)	2008	2009	2010

Cash flows provided by (used in) operating activities	$(847)	$3,904	$3,632
Cash flows used in investing activities	(3,048)	(2,346)	(850)
Cash flows used in financing activities	(1,607)	(729)	(973)
Net increase (decrease) in cash and cash equivalents	$(5,502)	$829	$1,809

Net cash provided by operating activities was $3,632 during the year ended December 31, 2010.  The primary source of cash was net income of $1,161 which includes non-cash depreciation and amortization of $3,648, and an increase in accrued liabilities of $2,214, partially offset by an increase of $1,681 in accounts receivable and a decrease in accounts payable of $934.

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

For the year ended December 31, 2010, net cash used in investing activities was $850 used for capital expenditures.

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

For the year ended December 31, 2010, net cash used in financing activities was $973 of which $8,715 was related to repayments on the Amalgamated revolving line of credit and $274 was related to capital  lease payments, partially offset by borrowing on the PNC revolving line of credit of $8,016.

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

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, Phoenix Acquisition Company II, L.L.C. (“Phoenix”), a wholly owned subsidiary of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), a majority shareholder (together “Stonington”),  purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of December 31, 2010, 196,162 shares of Convertible Preferred had been accrued as dividends and 189,375 shares had been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,787 shares were issued on January 19, 2011. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

On January 19, 2011, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with Phoenix, which was completed on February 4, 2011, pursuant to which it redeemed all 346,163 outstanding shares of the Company’s Convertible Preferred Stock for $17,500, consisting of $3,500 in cash plus the issuance of 140,000 shares of a new Series A Preferred Stock, at an original issue price of $100 per share (the “Series A Preferred”).

The Series A Preferred provides for a cumulative 12% annual dividend payable in cash or additional shares of Series A Preferred, valued at $100 per share, payable quarterly in arrears and accruing regardless of whether or not declared by the Board of Directors of the Company or funds are legally available to pay them.  If the Company does not pay dividends in cash equal to at least 8% per share per annum, the rate of the dividend shall increase by 4% per annum to 16% per annum, which additional dividend shall be paid or accrue in additional shares of Series A Preferred.

The Series A Preferred has no conversion rights.  The Series A Preferred must be redeemed by the Company on or prior to the sixth anniversary of issuance and may be redeemed by the Company, in whole or in part, at any time after the second anniversary, in each case at a price of $100 per share, plus any accrued but unpaid dividends.  If there is a change in control of the Company as a result of a sale of at least 75% of the fair market value of the Company’s assets, or as a result of the sale of a majority of the common stock by any holder other than Phoenix or a holder of the Series A Preferred, the holder(s) may redeem the Series A Preferred, upon notice, at a price of $101 per share plus any accrued but unpaid dividends.

On August 13, 2010, the Company and each of its operating subsidiaries, as Borrowers,  entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”).  The PNC Agreement provides for a three-year revolving credit facility (the “Facility”) of up to $14,000 including a letter of credit facility of up to $3,000.  On February 3, 2011, the Company and PNC entered into a Consent, Waiver and Amendment No. 1 (the “PNC Amendment”) to the PNC Agreement.  The PNC Amendment consents to the transactions described in the Redemption Agreement, waives certain covenants in order to permit the transactions, amends certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and imposes financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred.

The maturity date of the Facility is August 13, 2013.  The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of December 31, 2010, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee per annum payable quarterly on the undrawn amount.

The Facility includes two financial covenants requiring that the Company maintain (i) no EBIDTA losses on a consolidated basis in any quarterly period beginning with the quarter ending September 30, 2011 and (ii) pursuant to the PNC Amendment a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward.

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by $2,000 Availability Reserve which was reduced to $1,000 at February 3, 2011 pursuant to the PNC Amendment.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $180 through August 12, 2011, of $90 from August 13, 2011 through August 12, 2012 and $30 from August 13, 2012 through August 12, 2013.

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

As of December 31, 2010, the Company had $8,016 outstanding on the new PNC Facility. As of December 31, 2009, the Company had $8,715 outstanding on the Amalgamated facility. On August 13, 2010, the Company used the proceeds from the PNC Faciltiy to repay the indebtedness owed to Amalgamated under the predecessor credit facility and the facility was terminated.

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

For year ended December 31, 2010, the Company spent approximately $1,605 in capital expenditures including $710 which was included in accrued liabilities at December 31, 2010 and $45 which was financed with a capital lease. The total 2011 expenditures are expected to be similar.

Item 8.    Financial Statements and Supplementary Data.

MERISEL, INC. AND SUBSIDIARIES

(All other items on this report are inapplicable)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Merisel, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States.

/s/ BDO USA, LLP

New York, NY
March 15, 2011

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,581	$12,390
Accounts receivable, net of allowance of $262 and $201, respectively	12,456	14,033
Inventories	1,706	1,853
Prepaid expenses and other current assets	919	1,025
Total current assets	25,662	29,301

Property, plant and equipment, net	7,599	5,711
Restricted funds	2,232	2,232
Trademarks	6,190	6,190
Other intangible assets, net	3,648	2,982
Other assets	94	408
Total assets	$45,425	$46,824

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,374	$4,440
Accrued liabilities	5,100	7,374
Capital lease obligations, current maturities	269	286
Revolving credit agreement	8,715	8,016
Total current liabilities	19,458	20,116

Capital lease obligations, less current maturities	749	503
Other liabilities	670	492
Total liabilities	20,877	21,111

Commitments and Contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 313,531 and 339,375 shares issued and outstanding, respectively	31,980	34,616

Stockholders' equity (deficit):
Common stock, $.01 par value; authorized 30,000,000 shares; 8,453,671 shares issued and 7,214,784 shares outstanding	84	84
Additional paid-in capital	268,468	265,836
Accumulated deficit	(274,040)	(272,879)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity (deficit)	(7,432)	(8,903)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$45,425	$46,824

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,
	2008	2009	2010

Net sales	$84,178	$62,066	$71,946

Cost of sales	48,150	41,240	41,672

Gross profit	36,028	20,826	30,274

Selling, general and administrative expenses	40,475	30,097	28,810

Intangible impairment	6,750	18,343	-

Operating income (loss)	(11,197)	(27,614)	1,464

Interest expense	(514)	(400)	(493)

Interest income	385	96	64

Income (loss) before (benefit) provision for income tax	(11,326)	(27,918)	1,035

Income tax (benefit) provision	(4,840)	39,861	(126)

Net income (loss)	$(6,486)	$(67,779)	$1,161

Preferred stock dividends	2,250	2,436	2,636

Loss available to common stockholders	$(8,736)	$(70,215)	$(1,475)

Loss per share (basic and diluted):
Loss available to common stockholders	$(1.12)	$(9.75)	$(0.20)

Weighted average number of shares:
Basic	7,797	7,202	7,214
Diluted	7,797	7,202	7,214

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2008	267,595	$27,294	8,452,723	$84	$272,594	$(199,775)	(418,780)	$(874)	$99,323
Accumulation of convertible preferred stock dividend		2,250			(2,250)				-
Issue of preferred stock	22,058	-							-
Issue of restricted stock			20,780	1	(1)				-
Purchase of treasury stock							(669,401)	(934)	(934)
Stock compensation					370				370
Net loss						(6,486)			(6,486)
Balance at December 31, 2008	289,653	$29,544	8,473,503	$85	$270,713	$(206,261)	(1,088,181)	$(1,808)	$92,273

Accumulation of convertible preferred stock dividend		2,436			(2,436)				-
Issue of preferred stock	23,878	-							-
Reclassification of preferred stock to temporary equity	(313,531)	(31,980)							(31,980)
Cancellation of restricted stock			(19,832)	(1)	1				-
Purchase of treasury stock							(150,706)	(136)	(136)
Stock compensation					190				190
Net loss						(67,779)			(67,779)
Balance at December 31, 2009	-	$-	8,453,671	$84	$268,468	$(274,040)	(1,238,887)	$(1,944)	$(7,432)

Accumulation of convertible preferred stock dividend					(2,636)				(2,636)
Stock compensation					4				4
Net income						1,161			1,161
Balance at December 31, 2010	-	$-	8,453,671	$84	$265,836	$(272,879)	(1,238,887)	$(1,944)	$(8,903)

See accompanying notes to consolidated financial statements.

 MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,486)	$(67,779)	$1,161

Adjustments to reconcile income (loss) from operations to net cash provided by (used in) operating activities:
Stock based compensation	370	190	4
Deferred occupancy costs	44	(40)	(178)
Bad debt provision (recovery)	(81)	571	104
Deferred income taxes (credit)	(4,964)	39,936	-
Restricted funds	234	729	-
Intangible impairment	6,750	18,343	-
Gain on sale of equipment	-	(19)	(139)
Depreciation and amortization	4,793	5,251	3,648
Changes in assets and liabilities:
Accounts receivable	(402)	4,570	(1,681)
Inventories	(1,254)	1,562	(147)
Prepaid expenses and other assets	(265)	299	(420)
Accounts payable	2,556	589	(934)
Accrued liabilities	(2,142)	(298)	2,214
Net cash provided by (used in) operating activities	(847)	3,904	3,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition earn out payments and purchase price adjustments	(750)	(275)	-
Capital expenditures	(2,298)	(2,071)	(850)
Net cash used in investing activities	(3,048)	(2,346)	(850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(298)	(178)	(274)
Installment note repayments	(375)	(500)	-
Revolving credit agreement drawdown (repayment)	-	85	(8,715)
Borrowings on new credit agreement	-	-	8,016
Purchase of treasury stock	(934)	(136)	-
Net cash used in financing activities	(1,607)	(729)	(973)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,502)	829	1,809

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,254	9,752	10,581

CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR	$9,752	$10,581	$12,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$562	$427	$426
Income taxes	$258	$-	$170
Noncash activities:
Equipment Purchases Financed through Capital Leases	$-	$1,110	$45
Equipment Purchases Financed through Accounts Payable and Trade-in	$-	$975	$710
Preferred dividend accumulated	$2,250	$2,436	$2,636

See accompanying notes to consolidated financial statements

 MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2009, and 2010
(In thousands, except per share data)

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation allowances for deferred tax assets, the carrying amount of intangibles, stock based compensation, allowance for doubtful accounts and estimates of useful life.

Consolidation Policy

The consolidated financial statements include the accounts of Merisel Americas, Inc., which include Color Edge, Comp 24, Crush, AdProps, DCS, Fuel and Merisel Corporate.  All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.  Cash equivalents were $807 and $980 at December 31, 2009 and 2010, respectively.  The Company invests excess cash in interest-bearing accounts.  Interest income earned on cash balances for 2008, 2009 and 2010 was $385, $96 and $64, respectively.

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

Unbilled Accounts Receivable

Accounts receivable included approximately $1,013 and $843 of unbilled receivables at December 31, 2009 and 2010, respectively.  These receivables are a normal part of the Company’s operations, as some receivables are normally invoiced in the month following shipment and completion of the billing process.

Concentration of Credit Risk

The Company extends credit to qualified customers in the ordinary course of its business. The Company performs ongoing credit evaluations of its customers’ financial conditions and has established an allowance for doubtful accounts based on factors surrounding the credit risk of customers, historical trends, and other information which limits their risk. The Company had one customer that accounted for approximately 15% of net sales in 2008, approximately 24% of net sales in 2009, and approximately 26% of net sales in 2010. As of December 31, 2009 and 2010, that one customer’s receivable balances were $3,464 or 28% of the total accounts receivable balance and $3,889 or 28% of the total accounts receivable balance, respectively.

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

Goodwill is required to be tested for impairment at least annually. As a result of the Company’s goodwill impairment test performed in the fourth quarter of 2009, the Company recorded a non-cash goodwill impairment charge of $13,924 for the year ended December 31, 2009. As of December 31, 2009 and 2010, the Company had no remaining goodwill. See Note 4.

The Company also performed the annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of 2009 and 2010. The trademark impairment valuation is determined using the relief from royalty method. Based on the impairment analysis, the Company determined that the trademarks were not impaired during the year ended December 31, 2010. If the royalty rate assumption dropped by approximately 30%, the result would be in an impairment of up to $750.. For the year ended December 31, 2009, the Company recorded an impairment charge of $4,419.

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

After weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets as of December 31, 2009. At December 31, 2010, based on a third consecutive year of taxable losses the Company determined that it should keep a full valuation allowance on its net deferred tax assets.

The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated future period income will offset such reserve.

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

Accounting for Stock-Based Compensation

The Company follows the provisions of FASB ASC 718 (FAS No. 123 (revised 2004) “Share-Based Payment”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for employee services in share-based payment transactions. FASB ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Stock-based compensation recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2009, and 2010 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with FASB ASC 718. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed and presented in accordance with FASB ASC 260-10 (FAS No. 128, “Earnings per Share”).  Basic earnings (loss) per share was determined by dividing net earnings (loss) by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share of the Company includes the impact of certain potentially dilutive securities.  However, diluted earnings per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive.  A reconciliation of the net income (loss) available to common stockholders and the number of shares used in computing basic and diluted earnings per share is provided in Note 13.

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

New Accounting Pronouncements

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of ASU 2009-15 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No.2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the revenue recognition criteria for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement and expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The adoption of ASU 2009-13 will not have a material impact on the Company’s consolidated financial statements.

3.	Restricted Funds

At December 31, 2009 and 2010, the Company has restricted funds totaling $2,232. The funds represent collateral for Letters of Credit (“LOC”) for the security deposits on the Company’s real estate leases. Approximately $1,500 of the deposits are held in a single premium deferred annuity and the remaining funds are held in  certificates of deposit that have original maturities of up to one year. These funds are held to maturity and are rolled over upon maturity and will continue to be renewed until the expiration of the real estate leases, since they collateralize the LOC. The carrying value  of these funds approximates their  fair value.

4.	Goodwill and Intangibles

As of December 31, 2009 and 2010, the acquired intangible assets related to the acquisitions of Color Edge, Comp 24, Crush, DCS, AdProps, and Fuel. Intangible assets, resulting primarily from these acquisitions accounted for under the purchase method of accounting, consist of the following (in thousands):

Definite Lived Intangible Assets

	December 31, 2009
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$1,118	$2,681	16
Non-compete agreements	4,087	3,819	268	5
Trade know how	1,341	642	699	8
Definite lived intangibles	$9,227	$5,579	$3,648	13.0

	December 31, 2010
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$1,363	$2,436	16
Non-compete agreements	4,087	4,072	15	5
Trade know how	1,341	810	531	8
Definite lived intangibles	$9,227	$6,245	$2,982	13.0

Amortization expense is calculated on a straight line basis over the estimated useful life of the asset. The expense related to definite-lived intangible assets was $1,579, $1,481, and $666 for the years ended December 31, 2008, 2009, and 2010, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the year ended December 31,
Amount
2011	$427
2012	413
2013	378
2014	308
2015	245
Thereafter	1,211
$2,982

Indefinite Lived Intangible Assets

	December 31, 2009
	Acquired Value	Current Year Impairment Charge	Cumulative Impairment Charges	Carrying Value
Trademark	$10,609	$4,419	$4,419	$6,190
Goodwill	20,674	13,924	20,674	-
Total	$31,283	$18,343	$25,093	$6,190

	December 31, 2010
	Acquired Value	Current Year Impairment Charge	Cumulative Impairment Charges	Carrying Value
Trademark	$10,609	$-	$4,419	$6,190

In accordance with FASB ASC 350, the Company tests for goodwill impairment at least annually. The Company uses a measurement date of December 31. As a result of the annual impairment analysis, the Company recorded a non-cash goodwill impairment charge of $13,924 for the year ended December 31, 2009. The impairment was primarily attributable to weaker than expected financial performance and higher discount rates in both of the Company’s reporting units resulting in lower projected cash flows utilized in the discounted cash flow analysis. As of December 31, 2009 and 2010, the entire balance of goodwill was written off for the impaired reporting units.

The Company also performed the annual impairment test for indefinite-lived trademarks during the respective fourth fiscal quarters. The trademark impairment valuation is determined using the relief from royalty method. As a result of the impairment analysis for the year ended December 31, 2009, the Company recorded trademark impairment charges of $4,419 as a result of decreases in projected revenues and royalty rates for certain trademarks. There was no impairment charge for the year ended December 31, 2010.

5.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2009	2010

Raw materials	$1,199	$1,319
Work-in-progress	510	537
Reserve for obsolescence	(3)	(3)
Inventory, net	$1,706	$1,853

6.	Property and Equipment

At December 31, 2009 and 2010, property and equipment consists of the following (in thousands):

	2009	2010

Equipment under capitalized leases	$2,175	$1,818
Machinery and equipment	13,599	14,258
Furniture and fixtures	810	867
Automobiles	104	104
Leasehold improvements	2,836	2,897
Total	19,524	19,944
Less: accumulated depreciation and amortization	(11,925)	(14,233)
Net book value	$7,599	$5,711
.
Depreciation and amortization expense related to property and equipment (including capitalized leases) was $3,214, $3,770, and $2,982 for the years ended December 31, 2008, 2009, and 2010 respectively. Equipment as of December 31, 2009 and 2010 included $2,175 and $ 1,818, respectively under capital lease agreements. Accumulated depreciation and amortization relating to those assets under capital leases totaled $26 and $135 as of December 31, 2009 and 2010, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2009	2010
Accrued liabilities:
Compensation and other benefit accruals	$2,403	$4,241
Other accruals	2,697	3,133
Total accrued liabilities	$5,100	$7,374

8.	Income Taxes

Deferred income tax assets and liabilities were comprised of the following (in thousands):

	December 31,
	2009	2010
Deferred tax assets:
Net operating loss carryforwards	$93,572	$93,273
AMT credit carryforward	359	-
Allowance for doubtful accounts	238	86
Depreciable assets	1,474	1,495
Goodwill	6,361	5,771
Other intangible assets	1,600	1,589
Trademarks	437	134
Deferred vacation and bonus	105	669
Deferred occupancy costs	287	211
Inventory uniform capitalization	245	261
Stock-based compensation	635	637
Other	15	20
Total deferred tax asset	$105,328	$104,146

Valuation allowance	(105,328)	(104,146)

Net deferred tax asset	$-	$-

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income.  The annual limitation was determined by multiplying the value of the Company’s equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service.  The Company adjusted its deferred tax asset to reflect the estimated limitation.  At December 31, 2010, the Company had available U.S. Federal net operating loss carryforwards of $262,132 which expire at various dates beginning December 31, 2011. As of December 31, 2010, $14,649 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $247,908 is not restricted.  The restricted net operating loss is subject to an annual limitation of $7,476.  At December 31, 2010, the Company had available California net operating loss carryforwards of $15,626 which expire at various dates beginning December 31, 2010. The Company has other state net operating losses, which, due to limitations, are not expected to be fully utilized and may expire.   See Footnote 14. Subsequent Events; Stock Purchase Agreement.

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

At December 31, 2008, based on historical operating results and, based on a ten-year forecast, management determined that it was more likely than not that the Company would realize a portion of the benefits of these deductible differences and, as a result, the Company recorded a deferred tax benefit for its 2008 loss and reported a net deferred tax asset of $39,936.  At December 31, 2009, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it is more likely than not that the Company will not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets and recorded deferred tax expense of $39,936 for the year ended December 31, 2009. At December 31, 2010, based on a third consecutive year of taxable losses the Company determined that it should keep a full valuation allowance on its net deferred tax assets.

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Years ended December 31,
	2008	2009	2010
Continuing Operations:
Current	$124	$(75)	$(126)
Deferred	(5,078)	(11,803)	1,182
Net Change in Valuation Allowance	114	51,739	(1,182)
Total provision (benefit)	$(4,840)	$39,861	$(126)

The above is further comprised of the
following:
Federal	$(3)	$-	$(369)
State	127	(75)	243
Total current provision (benefit)	$124	$(75)	$(126)

Deferred tax expense (benefit), net of change in valuation allowance:
Federal	$(3,317)	$42,627	$(723)
State	(1,647)	(2,691)	723
Total deferred provision (benefit)	$(4,964)	$39,936	$-

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

	For the Years Ended December 31,
	2008	2009	2010

Statutory rate	(35.0%)	35.0%	35.0%
Change in valuation allowance	1.0	(185.3)	(114.2)
Prior year true-ups	(0.6)	0.1	35.6
State and local income taxes	(8.7)	7.7	24.5
Certain non-deductible expenses and other	0.6	(0.3)	6.9
Effective tax rate	(42.7%)	(142.8%)	(12.2%)

9.	Debt

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

On August 13, 2010, the Company terminated the Amalgamated Agreement prior to its stated termination date of August 31, 2011. The Company incurred no early termination penalty as a result of the termination. On the same day, the Company entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”). The PNC credit facility (the “Facility”) consists of a $14,000 revolving loan, or revolver, including up to $3,000 in letters of credit secured by separate cash collateral.  Proceeds from the revolver were used to repay the indebtedness owed to Amalgamated under the predecessor credit facility.

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the Libor Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.   The revolver is subject to a 0.75% fee per annum payable quarterly on the undrawn amount.  As of December 31, 2010, the Base Rate plus 3% is 6.25%. As of December 31, 2010, the Company had borrowings of $8,016 under the PNC revolver.

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

The Company must comply with financial covenants with respect to a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less taxes over all debt service) of not less than 1.1 to 1.0 beginning with the quarter ending December 31, 2011 (amended to March 31, 2011 on February 3, 2011), and maintain positive EBIDTA for each quarter beginning with the quarter ending September 30, 2011.

During the third quarter of 2009, the Company entered into two new capital lease agreements totaling $1,110. The proceeds from the leases were used to finance the acquisition of certain pieces of production equipment. Both leases have 48 month terms expiring in July 2013 and have a fixed rate of 7.75%. As of December 31, 2009 and 2010, the balance of all capital leases was $1,018 and $789, of which $269 and $286 is current, respectively.

10.	Commitments and Contingencies

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Color Edge Visual and one of the Company’s sales employees.  The plaintiffs allege that the employee breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while employed by Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment.  The plaintiffs seek compensatory and punitive damages totaling $5,000.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties were previously engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  ImageKing has not taken any steps to prosecute the Nomad case since its bankruptcy filing.

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, Merisel received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion.  The parties are following the process set forth in the Crush APA for resolving such disputes through appointment of a third-party accounting firm (the “Arbitration Firm”), which will arbitrate the dispute.  If the Arbitration Firm finds that Crush Creative has met the performance criteria set forth in the Crush APA, the Crush Sellers will be entitled to a payment of up to $750.  Under the Crush APA, the Arbitration Firm’s determination is final, conclusive and binding.

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

On June 19, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising that the employee had filed a Demand for Arbitration with the AAA, asserting a $2,500 claim for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages.  Merisel filed an answer to this claim, in which it denied the substantive allegations, denied that the employee is entitled to the relief demanded, and asserted various affirmative defenses.  The parties are currently engaged in discovery, and a hearing date is scheduled for October 2011.

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

11.	Temporary Equity

In June 2000, Phoenix Acquisition Company II, L.L.C. (“Phoenix”), a wholly owned subsidiary of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund” and together “Stonington”), which is the holder of a majority of the Company’s common stock, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provides for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. As of December 31, 2010, 196,162 shares of Convertible Preferred had been accrued as dividends and 189,375 shares had been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,787 shares were issued on January 19, 2011. At the option of the holder, the Convertible Preferred is convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred can be converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company may redeem outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred have the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

In accordance with FASB ASC 480-10 (EITF Abstracts, Topic D-98 “Classification and Measurement of Redeemable Securities”), the Company has determined in 2009, the Convertible Preferred should be treated outside of permanent equity. Regulation S-X requires preferred securities that are redeemable for cash to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes that if the preferred security holders control a majority of the votes of the board of directors through direct representation on the board of directors or through other rights, the preferred security is redeemable at the option of the holder and its classification outside of permanent equity is required. During the first quarter of 2009, Stonington’s ownership percentage of the Company’s common stock increased such that, according to Company’s bylaws, it now has sufficient votes to change the size and composition of the board of directors. As such, the Company believes the Convertible Preferred is redeemable at the option of the holder and should be re-classified to outside permanent equity. Prior to 2009, in no case were the convertible preferred mandatorily redeemable or was redemption outside of the control of the Company and as such the Convertible Preferred was classified at permanent equity. The Company will continue to accrue dividends on the Convertible Preferred, which will increase temporary equity and continue to decrease net income available to common shareholders.

12.	Stock Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At December 31, 2010, 51,839 shares were available for grant under the 1997 Plan, and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

Stock Options

The Company awarded 300,000 stock options to its Chief Executive Officer in November 2004 under the 1997 Plan.  There have been no stock options granted since November 2004 grant. There was no related compensation expense for the years ended December 31, 2008, 2009, and 2010. As of December 31, 2010, 300,000 options remain outstanding under the 1997 Plan.

The following summarizes the aggregate activity in all of the Company’s plans for the three years ended December 31, 2010:

	2008		2009		2010
	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price
Outstanding at beginning of year	330,200	9.17	300,000	8.33	300,000	8.33
Granted	-	N/A	-	N/A	-	N/A
Exercised	-	N/A	-	N/A	-	N/A
Canceled	(30,200)	17.51	-	N/A	-	N/A
Outstanding at end of year	300,000	8.33	300,000	8.33	300,000	8.33
Options exercisable at year end	300,000		300,000		300,000
Weighted average fair value at date of grant of options granted during the year	N/A		N/A		N/A

There is no total intrinsic value of options outstanding or exercisable at December 31, 2010.

Restricted Stock Grants

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded over the related three-year vesting period starting in December 2006. Compensation expense was $214 and $180 for the years ended December 31, 2008, and 2009, respectively. There was no expense for the year ended December 31, 2010.

On July 30, 2007, the Company awarded 24,345 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related ten month vesting period starting in August 2007. Compensation expense was $63 for the year ended December 31, 2008. There was no expense for the years ended December 31, 2009 and 2010.

On December 12, 2007, the Company awarded 20,780 shares of restricted stock to non-management directors under the 1997 Plan. Compensation expense, measured by the fair value of the restricted stock at the grant date, was recorded over the related one-year vesting period starting in December 2007. These shares were issued during the first quarter of 2008. Compensation expense was $71 for the year ended December 31, 2008.  There was no expense for the years ended December 31, 2009 and 2010.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period. Compensation expense was $22, $10, and $4 for the years ended December 31, 2008, 2009, and 2010, respectively.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2010, and changes during the twelve months ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2009	2,000	$4.98
Granted	-	-
Vested	(2,000)	$4.98
Cancelled	-	-
Nonvested shares at December 31, 2010	-	$-

As of December 31, 2010, there was no unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.

Benefit Plan

The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions at the discretion of the Board of Directors. In January 2009, the Board of Directors elected to discontinue the Company’s matching contribution. The Company's contributions vest 25% per year. The Company contributed $542, $20 and $0 to the plan during the years ended December 31, 2008, 2009 and 2010, respectively. The contributions to the 401(k) plan were in the form of cash.

Stock Repurchase Program

The Company announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of December 31, 2010, the Company had repurchased a total of 1,238,887 shares, for an aggregate cost of $1,944, which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. The Company did not repurchase any shares during 2010. During 2009, the Company purchased 150,706 shares at an aggregate cost of $136. During 2008, the Company purchased 669,401 shares at an aggregate cost of $934. At December 31, 2007, 418,780 shares had been repurchased.  The Company’s agreement with PNC dated August 13, 2010, does not allow for the repurchase of the Company’s common stock.

13.	Earnings (Loss) Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with FASB ASC 260-10 (FAS No. 128, “Earnings Per Share”).  Basic earnings (loss) per share is calculated using the average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.  Diluted earnings (loss) per common share for 2008, 2009 and 2010 do not include the effects of 154,994, 45,104, and 1,017 shares of restricted stock as the effect of their inclusion would be anti-dilutive.  The convertible preferred stock and stock options are anti-dilutive, and as such, are excluded from diluted earnings per share calculations.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands):

	For the Years Ended December 31,
Weighted average shares outstanding	2008	2009	2010
Basic	7,797	7,202	7,214
Diluted	7,797	7,202	7,214

	2008	2009	2010
Income (loss) from operations	$(6,486)	$(67,779)	$1,161
Preferred stock dividends	2,250	2,436	2,636
Loss available to common stockholders	(8,736)	(70,215)	(1,475)

14.	Subsequent Events

Redemption Agreement
On January 19, 2011, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with Phoenix, the holder of 100% of the Company’s Convertible Preferred Stock and 69.3% of the Company’s outstanding common stock, which was completed on February 4, 2011. Pursuant to the Redemption Agreement, the Company redeemed all 346,163 outstanding shares of the Company’s Convertible Preferred Stock for consideration of $17,500, consisting of $3,500 paid out of the cash balance at December 31, 2010, plus the issuance of 140,000 shares of a new Series A Preferred Stock, at an original issue price of $100 per share (the “Series A Preferred”).

The following table summarizes the Redemption Agreement impact as if the transaction occurred on December 31, 2010.

	As Reported	Pro Forma Adjustment* (Unaudited)	Pro Forma Amount (Unaudited)

Total assets	$46,824	$(3,500)	$43,324

Total liabilities	21,111	12,090	33,201

Total temporary equity	34,616	(34,616)	-

Total stockholders' equity (deficit)	$(8,903)	$19,026	$10,123

* Pro Forma adjustment is based on estimated fair value and will be updated in the first quarter of 2011.

The Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”) executed and filed with the State of Delaware by the Company designates 360,000 shares of the Company’s preferred stock, par value $.01 per share, as Series A Preferred.  The Series A Preferred will receive cumulative cash or stock dividends at the rate of 12% per annum, payable quarterly in arrears and accruing regardless of whether they are declared by the Board of Directors of the Company or funds are legally available to pay them.  Any dividends declared by the Board and not paid by the Company in cash shall be paid in additional shares of Series A Preferred valued at $100 per share.  If the Company does not pay dividends in cash equal to at least 8% per share per annum, the rate of the dividend shall increase by 4% per annum to 16% per annum, which additional dividend shall be paid or accrue in additional shares of Series A Preferred.

The Series A Preferred has no conversion rights and will have no voting rights except (i) the right to elect a single additional member to the Company’s Board of Directors upon the Company’s failure for at least four consecutive quarters to pay at least an 8% cash dividend per annum; and (ii) to separately vote or consent to alter the terms of the Series A Preferred, create or increase the number or terms of shares of any class that is senior to or in parity with the Series A Preferred or to incur debt securities senior to the Series A Preferred, other than the Company’s existing credit facility or any replacement thereof if the incurrence of debt pursuant to such debt securities would cause the ratio of the Company’s total indebtedness to EBITDA to be greater than 3.5:1.   The Certificate of Designation limits the ability of the Company to pay dividends on its common stock.

The Series A Preferred must be redeemed by the Company on or prior to the sixth anniversary of issuance and may be redeemed by the Company, in whole or in part, at any time after the second anniversary, in each case at a price of $100 per share, plus any accrued but unpaid dividends.  If there is a change in control of the Company as a result of a sale of at least 75% of the fair market value of the Company’s assets, or as a result of the sale of a majority of the common stock by any holder other than Phoenix or a holder of the Series A Preferred, the holder(s) may redeem the Series A Preferred, upon notice, at a price of $101 per share plus any accrued but unpaid dividends.

 At the conclusion of the transaction, Phoenix held 100% of the Company’s Series A Preferred and continues to own 69.3% of the Company’s outstanding common stock.

PNC Amendment
On February 3, 2011, the Company and each of its operating subsidiaries, as Borrowers, entered into a Consent, Waiver and Amendment No. 1 (the “PNC Amendment”) to its Revolving Credit and Security Agreement dated August 13, 2010 (the “Credit Agreement”) with PNC Bank, National Association, as Lender.  The PNC Amendment consents to the transactions described in the Redemption Agreement, waives certain covenants in order to permit the transactions, amends certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and imposes financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred.

Stock Purchase Agreement
According to a Schedule 13D/A filed on February 22, 2011,  on February 18, 2011, Phoenix and Saints Capital VI, L.P. (“Saints”) executed a Stock Purchase Agreement (a copy of which is annexed to the Schedule 13D/A).  Pursuant to the Stock Purchase Agreement, Phoenix agreed to sell and transfer, and Saints agreed to purchase and accept, all of the Company’s common stock and Series A Preferred Stock held by Phoenix, which together constitute all of the Company’s securities owned or controlled by Stonington.  The proposed transaction is subject to closing conditions, including the completion by Saints of its due diligence review of the Company. As of the filing of this Form 10-K, the sale transaction has not been completed. If this transaction is completed, the Company anticipates that its ability to utilize its net operating loss carryforward will be reduced materially on an annual basis.  Accordingly, if in the future the Company believes that it is more likely than not to utilize a portion of its deferred tax assets, the reduction in the 100% reserve on these assets may be materially affected by this annual limitation.  Additionally, if the Company recognizes taxable income in the future the amount of cash paid for taxes may be materially affected by this annual limitation.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

NA

Item 9A     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.    Other Information.

Submission of Matters to a Vote of Security Holders

The Company convened its 2010 Annual Meeting of Stockholders on December 1, 2010.  The Annual Meeting was adjourned for lack of quorum, and reconvened on December 20, 2010.

The following matters were submitted to a vote of security holders at the annual meeting:

1.	Election of nominees as directors to the Board of Directors. Each of the nominees listed below was elected for a one-year term by the vote count set forth next to his name:

Nominee	Votes For	Votes Withheld
Ronald P. Badie	5,539,184	137,954
Albert J. Fitzgibbons III	5,445,194	231,944
Edward A. Grant	5,539,854	137,284
Bradley J. Hoecker	5,444,854	232,284
Lawrence J. Schoenberg	5,518,930	158,208
Donald R. Uzzi	5,446,414	230,724

2.
The stockholders also voted upon and approved a proposal to ratify the appointment of BDO USA, LLP as the Company’s independent registered public accounting firm for 2010.  The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
6,491,847	10,337	818	-

Change of Control

As of the date hereof, Phoenix Acquisition Company II, L.L.C. (“Phoenix”), a wholly owned subsidiary of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund” and together, “Stonington”) holds 100% of the Company’s outstanding Series A Preferred Stock and 5,000,000 shares constituting 69% of the Company’s outstanding common stock.  During 2010, Stonington advised the Company that the Fund had reached its termination date pursuant to its limited partnership agreement and was engaged in the liquidation of its investment assets in preparation for final distribution of assets to its partners.  That distribution is currently scheduled for March 31, 2011.  On February 18, 2011, Phoenix and Saints Capital VI, L.P. (“Saints”) executed a Stock Purchase Agreement (a copy of which is annexed to the Schedule 13D/A filed by Phoenix on February 22, 2011)  pursuant to which Phoenix agreed to sell and transfer, and Saints agreed to purchase and accept, on or prior to March 21, 2011, all of the Company’s common stock and Series A Preferred Stock held by Phoenix, which together constitute all of the Company’s securities owned or controlled by Stonington.  The proposed transaction is subject to closing conditions, including the completion by Saints of its due diligence review of the Company.  As of the filing of this Form 10-K, the sale transaction has not been completed.  The completion of the sale transaction will constitute a change of control of the Company.  Additionally, the Company anticipates the transaction, when completed, will constitute a change of control for tax purposes.  If this is determined to be the case, it will substantially limit the Company’s annual usage of its previously recorded net operating loss carryforward.

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement under the headings “Election of Directors,” Executive Compensation” and “Section 16(A) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

We have adopted a Code of Business Conduct that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The Code of Business Conduct is available at www.merisel.com/merisel_site/code.html.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct by posting such information on our website at the address specified above.

Item 11.  Executive Compensation

Information with respect to this item will be set forth in the Proxy Statement under the heading “Executive Compensation,” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

Information with respect to this item will be set forth in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to this item will be set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)          List of documents filed as part of this Report:

1.	Financial Statements included in Item 8:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2009 and 2010.
•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010.
•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2010.
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010.
•	Notes to Consolidated Financial Statements.

2.	Exhibits:

The exhibits listed on the accompanying Index of Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: March 15, 2011	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Uzzi	Chairman of the Board, Chief Executive Officer	March 15, 2011
Donald R. Uzzi	and President (Principal Executive Officer)

/s/ Victor L. Cisario	Chief Financial Officer	March 15, 2011
Victor L. Cisario	(Principal Accounting Officer)

/s/ Ronald P. Badie	Director	March 15, 2011
Ronald P. Badie

/s/ Albert J. Fitzgibbons III	Director	March 15, 2011
Albert J. Fitzgibbons III

/s/ Bradley J. Hoecker	Director	March 15, 2011
Bradley J. Hoecker

/s/ Edward A. Grant	Director	March 15, 2011
Edward A. Grant

/s/ Lawrence J. Schoenberg	Director	March 15, 2011
Lawrence J. Schoenberg

Index of Exhibits

Exhibit	Description	Method of Filing

2.1
Asset Purchase Agreement dated as of July 6, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. (“Crush”) and the shareholders of Crush signatories thereto, as amended by that certain Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, MCRU, Crush and Guy Claudy as Shareholders Representative.

Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.2	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **
2.3	Asset Purchase Agreement, dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, LLC, Fuel Digital, Inc. and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **
3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc., dated June 9, 2000.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
4.2	Certificate of Designation of Series A Preferred Stock, dated February 4, 2011.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
*10.1	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.2	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
*10.3	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
*10.4	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**
*10.5	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.**

*10.6	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **
*10.7	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.8	Amendment No. 2 to Employment Agreement, dated January 18, 2009, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.9	Merisel, Inc. 2009 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2009. **
10.10
Amendment No. 3 to Credit Agreement, dated March 26, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc., Comp 24 LLC, Fuel Digital, LLC, Dennis Curtin Studios, LLC, MADP, LLC and Advertising Props, Inc., as guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
*10.11	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**
*10.12	Amendment #3 to Employment Agreement, dated June 29, 2009 by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.**
10.13
Amended and Restated Credit Agreement dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, and Amalgamated Bank, as lender.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**
10.14
Second Reaffirmation and Confirmation Agreement (Security Documents) dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, in favor of Amalgamated Bank.

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**
*10.15	Employment Agreement, dated January 8, 2010 by and between Merisel, Inc. and Raymond E. Powers.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.16
Revolving Credit and Security Agreement dated as of August 13, 2010 by and among Merisel, Inc., Merisel Americas, Inc., Color Edge LLC, Color Edge Visual LLC, Comp 24 LLC, Crush Creative LLC, Dennis Curtin Studios, LLC, MADP, LLC, Advertising Props, Inc., Fuel Digital, LLC, and PNC Bank, National Association.

Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **
10.17	Pledge Agreement dated as of August 13, 2010 by and between and PNC Bank, National Association.	Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **

*10.18	Employment Agreement, dated as of December 17, 2010, by and between Merisel, Inc. and Michael A. Berman.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **
*10.19	Amendment #4 to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **
*10.20	Amendment to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **
10.21	Redemption Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated as of January 19, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2011. **
10.22
Consent, Waiver and Amendment No. 1 to Revolving Credit and Security Agreement, between Merisel, Inc. and each of its subsidiaries as Borrowers and PNC Bank, National Association, as Lender, dated February 3, 2011.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.23	Registration Rights Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated February 4, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.24	Amendment No. 2 to Stock and Note Purchase Agreement, dated February 4, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

99.1	Press release dated March 15, 2011.	Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.