Form 10-K/A
period 2010-12-31
MERISEL INC /DE/
filed 2011-05-02
CIK 724941

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

Documents Incorporated by Reference
None

	TABLE OF CONTENTS
Explanatory Note		4
Item 10.	Directors, Executive Officers and Corporate Governance	4
	Information Regarding Directors	5
	Arrangements for Nomination of Directors and Changes in Procedures	6
	Information Regarding Executive Officers	6
	Certain Legal Proceedings	7
	Section 16(a) Beneficial Ownership Reporting Compliance	7
	Code of Business Conduct	7
	Audit Committee	7

Item 11.	Executive Compensation	8
	Executive Compensation Tables	8
	Executive Employment, Termination and Change of Control Arrangements	9
	Compensation of Directors	11

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13

Item 13.	Certain Relationships and Related Transactions and Director Independence	14

Item 14.	Principal Accountant Fees and Services	16

Item 15.	Exhibits	17

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2010 of Merisel, Inc. (“Merisel” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011 (the “Original Filing”) is being filed to add the disclosures required in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K, all of which are incorporated into the Original Filing by reference.  All other material in the Original Filing remains in effect for the year ended December 31, 2010.

Item 10.    Directors, Executive Officers and Corporate Governance

As described in the Company’s Current Report on Form 8-K filed on March 25, 2011, Stonington Capital Appreciation 1994 Fund, L.P. and certain of its affiliates (together, “Stonington”) completed the transfer of a majority of the Company’s shares to Saints Capital VI, L.P., an affiliate of Saints Capital LLC (together with their affiliates, “Saints”).  In connection with the closing of the transaction, Albert J. Fitzgibbons III and Bradley J. Hoecker resigned from the Company’s Board of Directors effective March 21, 2011, and Edward A. Grant, Ronald P. Badie and Lawrence J. Schoenberg, who were not affiliated with Stonington, resigned effective March 23, 2011.  The transaction between Stonington and Saints is described in further detail in the section entitled “Change of Control” on page 14 of this report.

On March 23, 2011, Bradley Hoecker, Kenneth B. Sawyer, Terry A. Tevis and Joseph Yang were each elected by the Board to serve as members of the Board until the next Annual or Special Meeting of the Shareholders at which directors are elected.

The following table sets forth the names, ages and positions of those individuals who currently serve as executive officers and directors of the Company.

Name	Age	Position
Donald R. Uzzi (1)	58	Chairman of the Board, Chief Executive Officer and President

Victor L. Cisario	49	Executive Vice President, Chief Financial Officer, and Corporate Secretary
Michael A. Berman (2)	52	Chief Client Officer

Bradley J. Hoecker (3) (4)	49	Director

Kenneth B. Sawyer (1)	46	Director

Terry A. Tevis (1) (3) (4)	69	Director

Joseph Yang (3)	52	Director

(1)	Member of Nominating Committee.

(2)	Mr. Berman has served as the Company’s Chief Client Officer since December 2010.

(3)	Member of Compensation Committee.

(4)	Member of Audit Committee.

For each director of the Company, the following sets forth the name, age as of April 30, 2011, principal occupation for at least the past five years and the names of any other public companies for which the director served in directorship capacity in the last five years:

Donald R. Uzzi, 58, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005. From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation. From July 1998 to July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation. Prior to 1996, Mr. Uzzi held the position of President of the Gatorade North America division of Quaker Oats.  Mr. Uzzi brings to the Board extensive experience in management, marketing, and operations.

Bradley J. Hoecker, 49, was a member of the Board of Directors from December 1997 to March 21, 2011, and was re-elected to the Board of Directors on March 23, 2011.  Mr. Hoecker has been a Partner and director of Stonington and a Partner and director of Stonington Partners II, Inc. since 1997. Stonington, through its affiliates, owned approximately 69% of the Company’s common stock and all of the Company’s preferred stock until Stonington sold all of its equity in the Company to Saints on March 21, 2011.  Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington since 1993. He was a consultant to Merrill Lynch Capital Partners from 1994 to December 2000 and was an associate in the Investment Banking Division of Merrill Lynch Capital Partners from 1989 to 1993. Mr. Hoecker has also served as a director of Obagi Medical Products, Inc.  Mr. Hoecker’s extensive experience in private equity and investment banking makes him well-qualified to serve on the Company’s Board of Directors.

Kenneth B. Sawyer, 46, has been a member of the Board of Directors since March 23, 2011.  He is a managing director and founder of Saints Capital LLC.  Saints is a venture capital and private equity firm founded in 2000 providing liquidity for investors and founders of private companies. Saints has acquired investments in over 300 companies. Today, Saints manages over one billion dollars, which has been invested in companies in the technology, healthcare, consumer and industrial industries.  With offices in San Francisco and London, and many investments in Asia, Saints is the largest global direct secondary firm in the world.  Mr. Sawyer is also a director for numerous private companies, including Continuous Computing, Intagio Corporation (owner and operator of Perfect Escapes), Alliance Consulting, Acsis Incorporated and Laureate Biopharmaceuticals, Inc.  Mr. Sawyer has been selected as a member of the Forbes Midas list, where he was recognized as one of the top 100 investors in venture capital globally.  Prior to 2000, Mr. Sawyer worked in several investment banking positions including Volpe Brown Whelan & Co., Colman Furlong & Co. and Morgan Stanley & Co.  Mr. Sawyer received a B.S. in Industrial Engineering from Stanford University and an M.B.A. from the Stanford University Graduate School of Business. Mr. Sawyer offers the Board broad perspective having accumulated years of private equity experience globally across a wide range of industries and experience serving on the boards of several privately-held companies.

Terry A. Tevis, 69, is the President of T.A. Tevis & Company, LLC, a Connecticut-based consulting firm founded in 2003 (“Tevis & Co.”).  Tevis & Co. provides turnaround services and new marketing initiatives to commercial printers and their suppliers, advises private equity firms in print related investments and for the past six years, has been the leading graphic services advisor to the Gerson Lehrman client base. Prior to 2003, Mr. Tevis spent more than 30 years in leadership roles within commercial print. From March 2002 to 2003, Mr. Tevis served as Chief Executive Officer of Pluzynski Associates, Inc., a leading agency for design and production of catalogs, direct mail and collateral communications. He served from 1999 to 2000 as President of the Digeno.com eCommerce Business Unit of R.R. Donnelly & Sons, Inc., from 1998 to 1999 as President and CEO of Printing Arts America, Inc., a roll-up entity in the print industry and from 1992 to 1997 as Business Unit President of catalog and direct mail units of R.R. Donnelley & Sons, Inc. He was inducted into the Printing Industry Hall of Fame in 1999.  Mr. Tevis currently is an adjunct professor at New York University’s Graduate School in Graphic Services.  Mr. Tevis received his B.S. in Industrial Engineering and M.B.A. from San Jose State University and served for two years as a Lieutenant in the US Army.  Mr. Tevis’ vast leadership experience in the industry makes him an exceptionally valued member of the Board of Directors.

Joseph Yang, 52, has been a member of the Board of Directors since March 23, 2011.  He joined Saints in 2008 as a Venture Partner.  From 2003 to 2008, Mr. Yang was employed at Capital Source Finance where he originated and executed over $300 million of debt transactions and most recently served as Head of Mergers & Acquisitions.  For the ten years prior to 2003, Mr. Yang served as Principal of Hellman & Friedman and Managing Director of Hellman & Friedman Asia.  There, he made direct investments in and oversaw a number of companies as a board director across multiple industries including media, telecommunications, logistics, financial services and branded consumer products.  Prior to 1993, Mr. Yang worked as an investment banker for Baring Brothers and spent several years leading corporate development efforts for international cellular telecommunication companies.  Mr. Yang received a B.A. in Economics from the University of California, Berkeley, and a M.B.A. from The Wharton School of the University of Pennsylvania.  Mr. Yang’s demonstrated knowledge and experience with investment banking, private equity and financial transactions make him a valued member of the Board.

Arrangements for Nomination as Directors and Changes in Procedures for Nomination

Mr. Sawyer and Mr. Yang serve as Directors as a result of their nomination by Saints Capital LLC, which, through its affiliates, is the owner of the Company’s Preferred Stock and more than 69% of the common stock.  No other arrangement or understanding exists between any director or nominee and any other persons pursuant to which any individual was or is to be selected or serve as a director.  No director has any family relationship with any other director or with any of the Company’s executive officers.  Mr. Uzzi is the Chief Executive Officer and President of the Company.

The Company has not changed its procedures for the identification, nomination and election of directors since they were described in the Proxy Statement with respect to its Annual Meeting held in December 2010.

The following individuals are the Company’s Executive Officers:

Donald R. Uzzi, 58, as discussed in more detail above, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004.

Victor L. Cisario, 49, has served as Merisel’s Executive Vice President and Chief Financial Officer since June 2009 and Corporate Secretary since April 5, 2010.  He joined Merisel from Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses, where he had served as Chief Financial Officer since January 2008.  At Outside Ventures, LLC, Mr. Cisario was responsible for all financial reporting, budgeting and financial strategy.  In 2007, Mr. Cisario worked as a consultant for various private companies.  Mr. Cisario was the Chief Financial Officer of Fuel Digital, Inc. from 2002 until Merisel’s acquisition of Fuel Digital, Inc. in 2006.  At Fuel Digital, Inc., Mr. Cisario created the financial strategy of the company, handled all banking relations, implemented budgeting procedures, created and implemented internal control procedures and oversaw financial reporting.

Michael A. Berman, 52, has served as Merisel’s Chief Client Officer since December 17, 2010, after serving as a consultant for the Company since November 2009.  Prior to joining Merisel, from 2007 to 2009, Mr. Berman served as Chief Operating Officer of Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses.  At Outside Ventures, he was responsible for business strategy and execution, sales, operations, technology and strategic partnerships.  Mr. Berman also engaged in several business turnaround consulting projects in 2008 and 2009.   Between 2005 and 2007, he served as Director and Chief Operating Officer of Meridian Capital Group LLC, a leading commercial mortgage banker, where he was responsible for sales, operations, budgeting, technology and strategic partnerships.  Mr. Berman also served as Chief Executive Officer/Managing Director for CPath Solutions, a professional organization that provided consulting and management services for start-up and troubled businesses, where he created and executed business strategy with full responsibility for all aspects of CPath Solution’s business operations.   Mr. Berman started his career at Airborne Express and has held numerous senior leadership and executive positions across a range of business-to-business service sector industries.

Certain Legal Proceedings

On May 15, 2001, the SEC filed a civil action (SEC v. Dunlap et al., S.D. Fla. (Case No. 01-8437) (Middlebrooks)) against Mr. Uzzi alleging violations of the federal securities laws in connection with his role as executive vice president of Sunbeam Corporation.  On January 23, 2003, Mr. Uzzi entered into a consent and undertaking (the “Consent and Undertaking”) with the SEC.  Pursuant to the Consent and Undertaking, Mr. Uzzi agreed, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment (1) permanently enjoining him from violating Section 17(a) of the Securities Act of 1933 and from violating or aiding and abetting violations of Sections 10(b), 13(a), 13(b)(2)(A),13(b)(2)(B) and 13(b)(5) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder, and (2) pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act, the payment of a $100,000 civil penalty. The final judgment was entered on January 27, 2003 (the “Final Judgment”).  The Board of Directors of the Company carefully reviewed the Consent and Undertaking and the Final Judgment prior to hiring Mr. Uzzi, and determined that the terms therein did not present a legal obstacle to the Company’s hiring Mr. Uzzi.

On May 22, 2003, the New York Stock Exchange, Inc. (the “NYSE”) entered Exchange Hearing Panel Decision 03-96 accepting a Stipulation of Facts and Consent to Penalty (the “Stipulation”) between the NYSE’s Division of Enforcement and Mr. Sawyer, a former registered representative.  Pursuant to the Stipulation, without admitting or denying guilt, Mr. Sawyer consented to a finding by the Hearing Panel that he violated Exchange Rule 346(b) in that he engaged in an outside business activity without making a written request and receiving the prior written consent of his member organization employer.  The Stipulation acknowledged that Mr. Sawyer did receive prior verbal consent of his member organization employer.  The NYSE imposed a penalty of a censure and two-month bar from membership, allied membership, approved person status, and from employment or association with any member or member organization for not having the written consent.  Mr. Sawyer consented to the penalty.

There are no proceedings to which any of our directors or executive officers or any of their associates is a party adverse to the Company or any of its subsidiaries, or in which any director or executive officer has a material interest adverse to the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.  Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2010, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with, except that a Form 3 was not timely filed on behalf of Michael A. Berman.

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which also includes the code of ethics that applies to the Company’s finance professionals as required by SEC rules and regulations.  The Code of Business Conduct can be found on the Company’s website www.merisel.com.

Audit Committee

The Board of Directors maintains an Audit Committee that is currently comprised of Mr. Hoecker, who chairs the Committee, and Mr. Tevis.  The Board of Directors has determined that Messrs. Hoecker and Tevis are both independent Directors as defined by the SEC and NASDAQ.  Messrs. Grant and Shoenberg, who were the Audit Committee’s “audit committee financial experts,” resigned from the Board on March 21, 2011.  The Audit Committee has not yet appointed a new “audit committee financial expert,” as defined by SEC rules.

Item 11.    Executive Compensation

Summary of Executive Compensation 2009-2010

The following table sets forth the compensation of the Company’s Chief Executive Officer and each of the other two most highly compensated executive officers for services in all capacities to the Company in 2009 and 2010, except as otherwise indicated.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald R. Uzzi Chief Executive Officer and President	2009 2010	400,000 360,000	50,000 666,800	-- --	-- --	-- --	-- --	50,000 (3) -	500,000 1,026,800
Victor L. Cisario Executive Vice President and Chief Financial Officer	2009 2010	129,200(4) 202,500	25,000 239,400	-- --	-- --	-- --	-- --	- -	154,200 441,900
Michael A. Berman Executive Vice President and Chief Client Officer	2009 2010	- 11,700	-- 239,400	-- --	-- --	-- --	-- --	38,700 (5) 207,700 (5)	38,700 458,800

(1)	The dollar amount represents the amounts recognized in 2009 and 2010 on the accrual basis.

(2)
No stock awards were made in 2009 or 2010.  Amounts recognized for financial reporting purposes for those years were reported in the Company’s Form 10-K Item 8, Note 12 filed with the SEC on March 15, 2011.

(3)
Mr. Uzzi’s Other Compensation for 2009 consisted of a vacation accrual payment of $49,000 and a Company match contribution to the 401(k) Plan of $1,000. During 2009, the Company made a one-time payment for accrued vacation time and changed the respective agreements to a policy whereby vacation time must be used in the year earned and will not be carried forward to future years.

(4)	Mr. Cisario joined the Company as Chief Financial Officer in June of 2009.

(5)
On December 17, 2010, Mr. Berman officially joined the Company as its Chief Client Officer after serving as a consultant for the Company since November 2009. Mr. Berman’s Other Compensation for 2009 and 2010 consisted of management consulting fees.

Outstanding Equity Awards at December 31, 2010

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald R.Uzzi	100,000 100,000 100,000	- - -	- - -	5.00 8.00 12.00	11/22/2014 11/22/2014 11/22/2014	-	-	-	-
Victor L. Cisario	-	-	-	-		-	-	-	-
Michael A. Berman	-	-	-	-		-	-	-	-

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

Executive Employment, Termination and Change of Control Arrangements

CEO Compensation, Termination and Change of Control Arrangements

           Donald R. Uzzi serves as the Chief Executive Officer and President of the Company pursuant to an employment agreement dated November 22, 2004, as amended in March 2006, January 2008, June 2009 and December 2010.  Mr. Uzzi’s base salary pursuant to his agreement was $400,000 in 2010; effective as of January 1, 2011, his base salary is $450,000 per year.  The base salary increases to $500,000 upon an attainment by the Company of earnings before taxes of at least $15,000,000 on a rolling four-quarter basis.  Mr. Uzzi also is eligible for an annual bonus with a target level of 100% of his base salary, to be awarded based on such criteria as may be determined by the Board of Directors or the Compensation Committee. Such criteria may include a combination of the achievement by the Company of specified financial performance goals as well as achievement by Mr. Uzzi of specified performance targets.  The decision as to whether to award an annual bonus is in the sole discretion of the Board of Directors or the Compensation Committee.  For calendar year 2009, Mr. Uzzi received an annual bonus award of $50,000.  For calendar year 2010, Mr. Uzzi received an annual bonus award of $666,800.

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

Compensation, Termination and Change of Control Agreements of Other NEOs

          Victor L. Cisario serves as Merisel’s Chief Financial Officer and Executive Vice President of Finance pursuant to an employment agreement dated May 6, 2009, as amended in December 2010.  The employment agreement provides for a base salary of $210,000 per year during 2010.  Mr. Cisario’s base salary was increased to $300,000 as of January 1, 2011.  The employment agreement also provides for an annual target cash bonus equal to 40% of the base salary, with such potential bonus to be determined by Merisel’s Board of Directors or its Compensation Committee in its sole discretion.  Mr. Cisario is eligible to participate in the Company’s benefit plans on the same terms as the Company’s other senior executives.  Mr. Cisario’s employment with the Company is at will, provided that he will be entitled to receive (i) a severance payment in the amount equal to six months of base salary if the Company terminates him without cause (as defined in the employment agreement), and (ii) a severance payment in the amount equal to 12 months of base salary if the Company terminates him without cause with a change of control.  For calendar year 2009, Mr. Cisario received an annual bonus award of $25,000.  For calendar year 2010, Mr. Cisario received an annual bonus award of $239,400. The employment agreement also includes customary confidentiality, non-compete and non-solicitation provisions.

          Michael A. Berman serves as Merisel’s Chief Client Officer pursuant to an employment agreement dated December 17, 2010.  Mr. Berman’s employment agreement provides for a base salary of $202,500 per year through December 31, 2010 and $300,000 beginning January 1, 2011, and an annual target cash bonus equal to 40% of the base salary, with such potential bonus to be determined by Merisel’s Board of Directors or its Compensation Committee in its sole discretion.  Mr. Berman’s employment with the Company is at will, provided that he is entitled to receive (i) a severance payment in the amount equal to six months of base salary if the Company terminates him without “cause” (as defined in the employment agreement) and (ii) a severance payment in the amount equal to 12 months of base salary if the Company terminates him without cause within one year following a change of control.  For calendar year 2010, Mr. Berman received an annual bonus award of $239,400. The employment agreement also includes customary confidentiality, non-compete and non-solicitation provisions.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2010, information relating to the compensation of each director of the Company who served during the fiscal year and who was not a named executive officer. Compensation received or accrued by Donald R. Uzzi, Chief Executive Officer and President of the Company and Chairman of the Board of Directors, is fully reflected in the tables above.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
Edward A. Grant	84,550	-	-	-	-	-	84,550
Lawrence J. Schoenberg	80,950	-	-	-	-	-	80,950
Ronald P. Badie	83,050	-	-	-	-	-	83,050
Albert J. Fitzgibbons III	66,700	-	-	-	-	-	66,700
Bradley J. Hoecker	62,200	-	-	-	-	-	62,200
(1)   Includes $28,000 contingent cash grant awarded to non-employee Directors on October 13, 2009 (in lieu of their 2009 annual award of restricted stock) and vesting on December 16, 2010.

(2) Does not include $25,200 cash payments to non-employee Directors Badie, Grant and Schoenberg  or the $6,348 cash payments to Directors Fitzgibbons and Hoecker upon “Change of Control.”  These amounts were paid in cash in March 2011 and related to the cash grant in lieu of restricted stock granted in December, 2010.

Narrative to Director Compensation Table

All cash and stock awards described in the above table were paid to the Company’s non-employee directors pursuant to the Company’s compensation plan for non-employee directors, which was first adopted by the Board of Directors in 2005.

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

During 2008, the market price of the Company’s publicly-traded Common Stock dropped precipitously.  In early November 2008, the Compensation Committee determined that a December 2008 stock award in the amount of $28,000 worth of Common Stock to each non-employee director would have had a disproportionately dilutive effect upon the Company’s outstanding shares of Common Stock as each non-employee director of the Company would have been entitled to receive more than five times the number of shares that had been issued to him in previous years. After consulting with the Company’s outside counsel and outside compensation consultant, the Compensation Committee recommended to the Board of Directors to amend the non-employee directors’ compensation plan for 2008 and the Board adopted the Compensation Committee’s recommendation.  The amendment replaced the scheduled 2008 restricted stock grant to each director with a $28,000 contingent cash grant, which grant vested upon the same terms as the restricted stock one year after the date of grant and was contingent upon the non-employee director remaining on the Board through such vesting date.

In October 2009, after determining that a December 2009 stock award in the amount of $28,000 to each director would have a similarly dilutive effect on the Company’s outstanding Common Stock, the Compensation Committee recommended that the Board vote to extend the amendment for 2009, and the Board adopted its recommendation.  Accordingly, the scheduled 2009 restricted stock grant to each director was replaced with a $28,000 cash grant to vest upon the same terms as the restricted stock in December 2010.

In December 2009 the Board of Directors adopted a 10% reduction of the non-employee director compensation plan for 2010, consistent with a Company-wide 10% salary decrease.  Accordingly, the 2010 compensation plan consists of (i) $27,000 annual retainer fee, (ii) an annual grant of restricted stock with a fair market value of $25,200 granted in December, 2010, and (iii) $1,350 for each Board of Directors meeting attended ($450 for meetings held telephonically after four telephonic meetings per year, which are included in the annual retainer), $1,800 quarterly for acting as the chairman of the Audit Committee of the Board of Directors, $900 quarterly for acting as the chairman of any other Committee of the Board of Directors, $1,125 quarterly for acting as lead director and $450 for each Committee meeting attended.

In October 2010, the Compensation Committee determined that a 2010 December restricted stock award of $25,200 to each non-employee director would have a similarly dilutive effect on the Company’s outstanding Common Stock as the respective $28,000 restricted stock awards would have had in 2008 and 2009, and the Compensation Committee approved to replace the scheduled 2010 restricted stock grant to each director with a $25,200 cash grant to vest upon the same terms as the restricted stock in December 2011.  In November 2010, the Board of Directors formed a special committee of independent directors Badie, Grant and Schoenberg (the “Special Committee”) to evaluate and negotiate any alternatives and proposals in connection with the expiration of the term of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”).  The Board of Directors approved that instead of the regular committee fees, members of the Special Committee would be compensated at $8,000 per month and the chair of the Special Committee, Mr. Badie, would be compensated at $10,000 per month.

On December 22, 2010, the Board of Directors granted the non-employee directors $25,200 cash grant to vest in December 2011 if the director remains on the Board through the vesting date, provided that in the event there was a “change in control” (as defined in the Company’s 2008 Stock Award and Incentive Plan) prior to the vesting date and the director remained on the Board through the effective date of such change in control, (i) 100% of the restricted cash grant would vest and be paid on the effective date of the change in control to Messrs. Badie, Grant and Schoenberg, and (ii) $69.00 per day for each day served on the Board from December 20, 2010 through such effective date of the change in control will vest and be paid to Messrs. Fitzgibbons and Hoecker.  Accordingly, Messrs. Badie, Grant and Schoenberg each received a $25,200 cash payment and Messrs. Fitzgibbons and Hoecker each received a $6,348 cash payment in March 2011 upon the change in control described in the section entitled “Change of Control” included on page 13 of this report.

On April 27, 2011, the Board of Directors approved a new compensation plan for the non-employee directors.  Under the new plan, Messrs. Bradley J. Hoecker, Kenneth B. Sawyer, Terry A. Tevis, and Joseph Yang were each granted cash compensation of $50,000 per annum, to be paid quarterly.  Bradley J. Hoecker, as Chair of the Audit Committee was granted an additional $8,000 per annum, also payable quarterly.

Other than the foregoing provisions, the Company does not have a uniform policy or agreement concerning payments to directors upon their departure from the Board.  No directors left the Board in 2010.  The changes on the Company’s Board of Directors in 2011 are described in Item 10.  Directors, Executive Officers and Corporate Governance, beginning on page 4 of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 30, 2011, as to shares of our common stock beneficially owned by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our current directors, our Chief Executive Officer and the named executive officers (as defined in Item 402 (m)(2)(ii) of Regulation S-K) and (iii) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

	Shares Beneficially Owned
Name	Number	Percentage

Saints Capital VI, L.P. (1)	5,000,000	66.54%
475 Sansome Street, Suite 1850
San Francisco, CA 94111
Bradley J. Hoecker	18,714	*
Kenneth B. Sawyer (2)	-	*
Terry A. Tevis	-	*
Joseph Yang	-	*
Donald R. Uzzi (3)	530,000	7.05%
Victor L. Cisario	-	*
Michael A. Berman	-	*

All Directors and Executive Officers as a Group (7 Persons)	552,214	7.35%
*Represents less than 1%

(1)
As disclosed in a Schedule 13D filed March 21, 2011, Saints Capital VI, L.P. owns directly 5,000,000 shares of Common Stock, and Saints Capital VI, LLC, in its capacity as the general partner of Saints Capital VI, L.P., may be deemed to be the beneficial owner of 5,000,000 shares of Common Stock of the Company, representing approximately 69.3% of the shares of Common Stock outstanding.  Each of Saints Capital VI, L.P. and Saints Capital VI, LLC may be deemed to be the beneficial owner (with sole voting and dispositive power) of 5,000,000 shares of Common Stock representing approximately 69.3% of the shares of Common Stock outstanding.

(2)
Mr. Sawyer is one of three managing members of Saints Capital VI, LLC, and may therefore be deemed to beneficially own 5,000,000 shares of common stock beneficially owned by Saints Capital VI, L.P.  Mr. Sawyer disclaims such beneficial ownership and the information set forth in the table above solely reflects beneficial ownership of Mr. Sawyer in his individual capacity.

(3)	Includes 300,000 shares of common stock that are subject to currently exercisable stock options.

Change of Control

As disclosed in the Company’s Current Report on Form 8-K filed on March 25, 2011, on Monday, March 21, 2011, Phoenix Acquisition Company II, L.LC. (“Phoenix”), an affiliate of Stonington, completed the transfer of all of the common stock and Series A Preferred Stock of Merisel held by Phoenix, which together constituted all of the Company’s securities owned or controlled by Stonington, to Saints, for a sale price of  $14,500,000.  The transaction was completed pursuant to the Stock Purchase Agreement, entered into on February 18, 2011, between Phoenix and Saints Capital VI, L.P.

Saints is a venture capital and private equity firm focused on providing liquidity for investors and founders of private companies.  Saints has acquired investments in over 300 companies, and today is the largest global direct secondary firm in the world.

As of the date of this filing, Saints holds all of the Company’s Series A Preferred Stock and approximately 69% of the Company’s outstanding common stock.  The transaction therefore constitutes a “change of control” of Merisel from Phoenix and its affiliates to Saints, effective March 21, 2011.

Equity Compensation Plan Information

The following table provides information regarding the shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by the stockholders	300,000 (2)	$8.33	551,839 (3)

1.	Excludes shares reflected in the first column.
2.	Represents outstanding options granted under the Company’s 1997 Stock Award and Incentive Plan.
3.	Represents 51,839 shares available for issuance under the 1997 Stock Award and Incentive Plan and 500,000 shares available for issuance under the 2008 Stock Award and Incentive Plan.

Item 13.                          Certain Relationships and Related Transactions and Director Independence

  There are no family relationships among any of the executive officers and directors of the Company.

            The Company enters into indemnity agreements (the “Indemnity Agreements”) with each of its directors,  executive officers, and certain other officers, effective in each case upon their election or appointment as a director or officer of the Company.  As of the date hereof, Donald Uzzi, Victor L. Cisario, Michael A. Berman, Kenneth B. Sawyer, Joseph Yang, Terry A. Tevis, Bradley J. Hoecker and Fiona Gould are currently serving in such capacities and are party to Indemnity Agreements.  The Indemnity Agreements provide that the Company will indemnify each party (the “Indemnitee”) against expenses and damages in connection with claims relating to the Indemnitee’s service to the Company, to the fullest extent permitted by the Company’s bylaws and the Delaware General Corporation Law.

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

Bradley J. Hoecker, a member of the Board of Directors from December 1997 through March 21, 2011, who was re-elected to the Board of Directors on March 23, 2011, has been a Partner and director of Stonington since 1997.  Mr. Hoecker acted as Stonington’s representative to negotiate the January 19, 2011 Redemption Agreement between the Company and Phoenix Acquisition Company II, L.L.C., a Stonington affiliate (“Phoenix”) in which 100% of the Company’s Convertible Preferred Stock was redeemed for $3.5 million plus 140,000 shares of a new Series A Preferred Stock with an initial issuance of $14 million.  At the time of the transaction, Phoenix owned 100% of the Company’s Convertible Preferred Stock and 69% of its common stock.  The Company’s designated Special Committee of independent directors negotiated the Redemption Agreement on the Company’s behalf and Mr. Hoecker abstained from voting on the transaction.

Mr. Hoecker also acted as Stonington’s representative in connection with the February 18, 2011 Stock Purchase Agreement under which Phoenix sold its entire equity interest in the Company to Saints for $14.5 million (See, Item 12. Change of Control.) That transaction required no action by the Company’s Board of Directors.

           Certain members of the Company’s Board of Directors serve on boards of other public and private companies, which were under the control of Stonington or its affiliates during the periods prior to March 21, 2011 or under the control of Saints or its affiliates subsequent to that date.  During such respective periods, these entities may be considered to be under “common control” with the Company.

The following table lists all “parents” of the Company showing the basis of control and as to each parent, the period for which it could be considered a “parent,” the basis of its control during such period and the percentage of voting securities owned or other basis of control by its immediate parent, if any.

Name of Parent	Basis of Control	Immediate Parent	Percentage of Voting Securities Owned or Other Basis of Control
Phoenix Acquisition Company II, L.L.C.	Ownership/control of common stock constituting 69% of outstanding shares through March 21, 2011	Stonington Capital Appreciation 1994 Fund, L.P.	100%
Saints Capital VI, L.P.	Ownership/control of common stock constituting 69% of outstanding shares effective March 21, 2011	Saints Capital LLC	Managing Partner

Item 14.                          Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by BDO USA, LLP (“BDO”), the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2009 and 2010, review of the quarterly financial statements for 2009 and 2010 and fees billed for other services rendered by BDO in 2009 and 2010.

	2009	2010
Audit fees	$255,000	$244,000
Audit-related fees (1)	55,000	55,000
Total	$310,000	$299,000

(1) The 2009 billings relate to the 2008 audit of the employee benefit plan audit. The 2010 billings relate to the 2009 audit of the employee benefit plan audit.

In accordance with existing Audit Committee policy and the requirements of the Sarbanes-Oxley Act, all services to be provided by BDO are subject to pre-approval by the Audit Committee. This includes audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget.  Until his resignation on March 23, 2011, the Audit Committee had delegated authority to Mr. Edward A. Grant to pre-approve additional services, which then was to be communicated to the full Audit Committee.  All of the fees listed above have been approved by the Audit Committee.

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

MERISEL, INC.

Date: May 2, 2011	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman, Chief Executive Officer and President

INDEX OF EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.