Form 10-Q
period 2011-03-31
MERISEL INC /DE/
filed 2011-05-16
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

¨ LARGE ACCELERATED FILER,	¨ ACCELERATED FILER	¨ NON-ACCELERATED FILER	☒ SMALLER REPORTING COMPANY

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐  NO  ☒

As of May 16, 2011 the registrant had 7,214,784 shares of Common Stock outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements
MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,837	$12,390
Accounts receivable, net of allowance of $277 and $201, respectively	15,144	14,033
Inventories	2,256	1,853
Prepaid expenses and other current assets	1,765	1,025
Total current assets	22,002	29,301

Property, plant and equipment, net	5,345	5,711
Restricted cash	2,232	2,232
Trademarks	6,190	6,190
Other intangible assets, net	2,868	2,982
Other assets	1,227	408
Total assets	$39,864	$46,824

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,666	$4,440
Accrued liabilities	5,399	7,374
Capital lease obligations, current maturities	292	286
Revolving credit agreement	6,553	8,016
Total current liabilities	16,910	20,116

Capital lease obligations, less current maturities	428	503
Mandatorily redeemable series A preferred stock, $.01 par value, authorized 360,000 shares; 140,000 and 0 shares issued and outstanding, respectively	11,783	-
Other liabilities	442	492
Total liabilities	29,563	21,111

Commitments and Contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 0 and 332,721 issued, respectively and 0 and 313,531 shares issued and outstanding, respectively	-	34,616

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	285,202	265,836
Accumulated deficit	(273,041)	(272,879)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity (deficit)	10,301	(8,903)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$39,864	$46,824

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$17,355	$15,006

Cost of sales	9,947	9,311

Gross profit	7,408	5,695

Selling, general & administrative expenses	7,182	6,885

Operating income (loss)	226	(990)

Interest expense, net	419	131

Loss before benefit for income tax	(193)	(1,121)

Income tax benefit	(31)	-

Net loss	(162)	(1,121)

Preferred stock dividends	-	640

Loss available to common stockholders	$(162)	$(1,761)

Loss per share (basic and diluted):
Net loss available to common stockholders	$(0.02)	$(0.24)

Weighted average number of shares
Basic	7,215	7,213
Diluted	7,215	7,213

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(162)	$(1,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	2
Deferred occupancy costs	(50)	(33)
Bad debt provision	76	38
Amortization of discount on preferred stock	33	-
Depreciation and amortization	743	1,159
Changes in operating assets and liabilities:
Accounts receivable	(1,187)	1,643
Inventories	(403)	(76)
Prepaid expenses and other assets	(1,559)	(627)
Accounts payable	226	(1,605)
Accrued liabilities	(1,975)	(341)
Net cash used in operating activities	(4,258)	(961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(263)	(234)
Net cash used in investing activities	(263)	(234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(69)	(65)
Revolving credit agreement repayments	(1,463)	(1,650)
Redemption of preferred stock	(3,500)	-
Net cash used in financing activities	(5,032)	(1,715)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,553)	(2,910)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,390	10,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,837	$7,671

Cash paid during the period for:
Interest expense	$122	$146
Non-cash investing and financing activities:
Preferred dividends accumulated	-	640
Extinguishment of convertible preferred stock	$19,366	-

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of March 31, 2011, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011 and amended on May 2, 2011. The condensed consolidated balance sheet at December 31, 2010, has been derived from audited consolidated financial statements at that date. The Company has evaluated subsequent events through the date of issuance of the Company’s condensed financial statements.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

3.  New and Recently Adopted Accounting Standards

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it did not have an impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010

Raw materials	$1,473	$1,319
Work-in-progress	786	537
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,256	$1,853

5.	Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	March 31, 2011	December 31, 2010
Customer relationships	$2,375	$2,436
Non-compete agreements	4	15
Trade know-how	489	531
Total	$2,868	$2,982

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Amortization expense relating to intangible assets was $114 and $259 for the three months ended March 31, 2011 and 2010, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended March 31,
Amount
2012	$416
2013	413
2014	357
2015	287
2016	245
Thereafter	1,150
Total	$2,868

6.	Fair Value Measurements

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

Financial instruments include cash and cash equivalents. The approximate fair values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their carrying value because of their short-term nature. The revolving credit carrying value approximates fair valule due to the variable nature of the interest rate.

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010

Accrued liabilities:
Compensation and other benefit accruals	$2,472	$4,241
Other accruals	2,927	3,133
Total accrued liabilities	$5,399	$7,374

8.	Income Taxes

At December 31, 2010, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was three consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company kept a full valuation allowance on its net deferred tax assets as of March 31, 2011 and December 31, 2010.

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

During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On March 21, 2011, Phoenix Acquisition Company II, L.L.C. (“Phoenix”), the holder of 5,000,000 shares or 69.3% of the Company’s outstanding common stock along with its parent entity Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), and certain of their affiliates (collectively, “Stonington”) completed the transfer of all 5,000,000 shares of common stock to Saints Capital VI, L.P. (“Saints”). The Company believes this transaction constitutes a change of control and anticipates that its ability to utilize its net operating loss carryforward will be reduced materially on an annual basis.  Accordingly, if in the future the Company believes that it is more likely than not to utilize a portion of its deferred tax assets, the reduction in the 100% reserve on these assets may be materially affected by this annual limitation.  Additionally, if the Company recognizes taxable income in the future the amount of cash paid for taxes may be materially affected by this annual limitation.

9.	Debt

Debt is classified on the balance sheet as follows:

	March 31, 2011	December 31, 2010
Current:
Capital lease obligations	$292	$286
Revolving credit agreement	6,553	8,016
	6,845	8,302
Non-current:
Capital lease obligations	428	503
Mandatorily redeemable preferred stock	11,783	-
	12,211	503

Total	$19,056	$8,805

Mandatorily Redeemable Preferred Stock

On February 4, 2011, the Company issued 140,000 shares of a Series A Preferred Stock, par value $.01 per share, at an original issue price of $100 per share. The Series A Preferred was issued to Stonington as part of the consideration given in the redemption of all 346,163 outstanding shares of the Company’s Convertible Preferred Stock (see Note 12).  On March 21, 2011, Stonington completed the sale of all Series A Preferred to Saints in conjunction with the Stock Purchase Agreement dated February 18, 2011.

The Series A Preferred earns a cumulative cash or stock dividends at the rate of 12% per annum, payable quarterly in arrears and accruing regardless of whether they are declared by the Board of Directors of the Company or funds are legally available to pay them.  Any dividends accrued and not paid by the Company in cash shall be paid in additional shares of Series A Preferred valued at $100 per share.  For the three months ended March 31, 2011, dividends of $280 were accrued as interest expense as the Series A Preferred is treated as debt for accounting purposes.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

The Series A Preferred must be redeemed by the Company on or before February 4, 2017 and may be redeemed by the Company, in whole or in part, at any time after February 4, 2013, in each case at a price of $100 per share, plus any accrued but unpaid dividends. Based on the guidance in ASC 480, “Distinguishing Liabilities from Equity,” the Company has classified the Series A Preferred as a liability because it is mandatorily redeemable on February 4, 2017.

The Company used the March 21, 2011 Stonington and Saints sale transaction (see Note 8) as the basis for measuring fair value. Stonington sold its 5,000,000 common shares and all 140,000 shares of the Series A Preferred to Saints for $14,500. The Company determined the fair value of the Series A Preferred Stock of $11,750 using the difference between the total transaction price and the value of the common stock as of the date of the Stock Purchase Agreement on February 18, 2011. The unamortized discount of $2,250 on the preferred stock will be amortized using the interest method over the 72 month term of the Series A Preferred. For the three months ended March 31, 2011,   the amortization of the discount of $33 was recorded as interest expense. The Company also incurred $1,061 of costs in relation to this transaction, which were recorded as deferred financing cost to be amortized over the term of the Series A Preferred.

The Series A Preferred has no conversion rights and will have no voting rights except (i) the right to elect a single additional member to the Company’s Board of Directors upon the Company’s failure for at least four consecutive quarters to pay at least an 8% cash dividend per annum; and (ii) to separately vote or consent to alter the terms of the Series A Preferred, create or increase the number or terms of shares of any class that is senior to or in parity with the Series A Preferred or to incur debt securities senior to the Series A Preferred, other than the Company’s existing credit facility or any replacement thereof if the incurrence of debt pursuant to such debt securities would cause the ratio of the Company’s total indebtedness to EBITDA to be greater than 3.5:1 excluding the Series A Preferred.   The Certificate of Designation limits the ability of the Company to pay dividends on its common stock.

Revolving Credit Agreement

During the second quarter of 2010, the Company entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”). The PNC credit facility (the “Facility”) consists of a $14,000 revolving loan, or revolver, including up to $3,000 in letters of credit secured by separate cash collateral.  Proceeds from the revolver were used to repay the indebtedness owed to Amalgamated Bank under a predecessor credit facility.

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the LIBOR Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.   As of March 31, 2011 the Base Rate plus 3% is 6.25%. The revolver is also subject to a 0.75% fee per annum payable quarterly on the undrawn amount.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On February 3, 2011, the Company entered into a Consent, Waiver and Amendment No. 1 (the “PNC Amendment”) to the PNC Agreement. The PNC Amendment consents to the transactions described in the Redemption Agreement between the Company and Stonington (see Note 12), waives certain covenants in order to permit the transactions, amends certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and imposes financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred.  The Facility includes two financial covenants requiring that the Company maintain (i) no EBIDTA losses on a consolidated basis in any quarterly period beginning with the quarter ending September 30, 2011 and (ii) pursuant to the PNC Amendment a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward. The Company was in compliance with all covenants as of March 31, 2011.

On March 21, 2011, the Company entered into a Consent, Waiver and Amendment No. 2 (the “PNC Amendment No. 2”) to the PNC agreement.  Pursuant to the PNC Amendment No. 2, PNC consents to the transactions described in the Stock Purchase Agreement entered into on February 18, 2011, between Stonington and Saints and amends certain definitions and covenants to replace references to Stonington with references to Saints.  It further amends certain definitions and covenants which treat changes in a majority of the members of the Company’s Board of Directors as a change of control to exempt changes in the Company’s Board during period between March 21, 2011 and June 22, 2011 which are approved either by the existing directors or by Saints.

Capital Leases

During the third quarter of 2009, the Company entered into two new capital lease agreements totaling $1,110. The proceeds from the leases were used to finance the acquisition of certain pieces of production equipment. Both leases have 48 month terms expiring in July 2013 and have a fixed rate of 7.75%. As of March 31, 2011 and December 31, 2010, the balance of all capital leases was $720 and $789, of which $292 and $286 is current, respectively.

10.	Commitments and Contingencies

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Color Edge Visual and one of the Company’s sales employees.  The plaintiffs allege that the employee breached a confidentiality and non-solicitation agreement by soliciting plaintiffs’ customers, Banana Republic and the Gap, while employed by Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment.  The plaintiffs seek compensatory and punitive damages totaling $5,000.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties were previously engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  On March 22, 2011, the Court converted the cases commenced under Chapter 11 of the Bankruptcy Code to cases under Chapter 7.  ImageKing has not taken any steps to prosecute the Nomad case since its bankruptcy filing.

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

On June 19, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising that the employee had filed a Demand for Arbitration with the AAA, asserting a $2,500 claim for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages.  Merisel filed an answer to this claim, in which it denied the substantive allegations, denied that the employee is entitled to the relief demanded, and asserted various affirmative defenses.  The parties are currently engaged in discovery.  A hearing date is scheduled for October 2011.

In February 2011, the Company filed an order to show cause, request for a temporary restraining order and civil complaint in the Supreme Court of the State of New York, New York County naming as defendants the former President of Fuel and a former executive of Merisel, Splash (New York) Inc. and Splash (Northwest), Inc. (the “defendants”). The complaint alleges, among other things, that former President of Fuel violated various provisions of his employment agreement with Merisel dated October 4, 2006 (the “Employment Agreement”) and that the defendants worked in concert to deprive the Company of the benefit of the good will of Fuel in connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel dated October 4, 2006 (the "APA").  The Company alleges causes of action for recovery of chattel/replevin, conversion, unjust enrichment/rescission, trespass, breach of contract, fraudulent inducement, breach of fiduciary duty, tortious interference with contract and interference with prospective advantage.   The Company seeks injunctive relief and unspecified compensatory and punitive damages.  The Court denied the Company’s application for a temporary restraining order; however, the Court ordered the defendants to produce certain materials in his possession or control, if any.  To date, defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  A discovery scheduling conference with all parties will be held before the Court in June 2011.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

In March 2011, the former President of Fuel Digital filed a civil complaint against the Company in the Supreme Court of the State of New York, New York. The plaintiff alleges causes of action for breach of the Employment Agreement, breach of the APA, defamation, tortious interference with prospective business relations, violation of New York Labor Law § 191(3), abuse of process and prima facie tort.  The plaintiff seeks compensatory damages of at least $3,000, plus unspecified punitive damages. This litigation is in the pleading stages.  The defendants’ answer to the complaint is due in May 2011.

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

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At March 31, 2011, 51,839 shares were available for grant under the 1997 Plan, and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Stock Option Grants

As of March 31, 2011, 300,000 options remain outstanding under the 1997 Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at March 31, 2011	300,000	$8.33
Options exercisable at March 31, 2011	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	At 3/31/11 33/3/31/09	In Years	Price	At 3/31/11 3/31/09	Price

$5.00	100,000	3.6	$5.00	100,000	$5.00
$8.00	100,000	3.6	$8.00	100,000	$8.00
$12.00	100,000	3.6	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of March 31, 2011, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at March 31, 2011.

As of March 31, 2011, there was no unrecognized compensation cost related to stock options.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Restricted Stock Grants

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded over the related three-year vesting period. Compensation expense was $2 for the three months ended March 31, 2010. There was no compensation expense for the three months ended March 31, 2011.

The Company has not awarded any restricted stock grants since August 2007. As of March 31, 2011, all restricted stock grants were fully vested. As of March 31, 2011, there was no unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.

12.	Temporary Equity

In June 2000, Stonington, through its affiliate, Phoenix purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provided for an 8% annual dividend payable quarterly in additional shares of Convertible Preferred.  Dividends were cumulative and accrued from the original issue date whether or not declared by the Board of Directors. As of December 31, 2010, 196,163 shares of Convertible Preferred had been accrued as dividends and 189,375 shares had been issued in payment of that accrual. The remaining 6,788 shares were issued on January 19, 2011.

On February 4, 2011, pursuant to the Redemption Agreement entered into on January 19, 2011, the Company redeemed all 346,163 outstanding shares of the Company’s Convertible Preferred Stock for consideration of $17,500, consisting of $3,500 paid out of the cash balance at December 31, 2010, plus the issuance of 140,000 shares of a Series A Preferred Stock. The Series A Preferred is classified as debt (see Note 9.)  The Convertible Preferred Stock redeemed had a value of $34,616 and any difference between the consideration paid out and issued was recorded against additional paid in capital.

As of December 31, 2010, the balance of the Convertible Preferred was $34,616 and, in accordance with FASB ASC 480-10 (EITF Abstracts, Topic D-98 “Classification and Measurement of Redeemable Securities”), the Convertible Preferred was classified outside of permanent equity. Regulation S-X requires preferred securities that are redeemable for cash to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes that if the preferred security holders control a majority of the votes of the board of directors through direct representation on the board of directors or through other rights, the preferred security is redeemable at the option of the holder and its classification outside of permanent equity is required. At December 31, 2010, Stonington’s ownership percentage of the Company’s common stock gave them sufficient votes to change the size and composition of the board of directors. As such, the Company believed the Convertible Preferred was redeemable at the option of the holder and should have been classified outside of permanent equity.

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

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of March 31, 2011, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets. The Company did not repurchase any shares during the three months ended March 31, 2011 and 2010. According to the terms of the PNC Agreement, dated August 13, 2010, the Company may not repurchase its own stock.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(162) or $(0.02) per share for the three months ended March 31, 2011, as compared to a loss of $(1,761) or $(0.24) per share for the three months ended March 31, 2010, respectively.

Three Months Ended March 31, 2011, as Compared to the Three Months Ended March 31, 2010

Net Sales - Net sales were $17,355 for the three months ended March 31, 2011, compared to $15,006 for the three months ended March 31, 2010. The increase of $2,349 or 15.7% was due primarily to increased demand for our services from our existing customer base, specifically in the retail market, which represents a significant portion of our customer base, coupled with new client business.

Gross Profit – Total gross profit was $7,408 for the three months ended March 31, 2011, compared to $5,695 for the three months ended March 31, 2010. The increase in total gross profit of $1,713 or 30.1% was due to the 15.7% increase in net sales combined with an increase in gross profit percentage. Gross profit percentage increased to 42.7% for the three months ended March 31, 2011, from 38.0% for the three months ended March 31, 2010. The increase is primarily attributable to a decrease in raw materials and production supplies as a percentage of sales combined with a decrease in depreciation on production equipment.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $7,182 for the three months ended March 31, 2011, from $6,685 for the three months ended March 31, 2010. The increase of $497 or 7.4% was due primarily to increases in compensation costs of $253 and professional and legal fees related to the sale of Series A Preferred Stock of $195. Total Selling, General and Administrative expenses as a percentage of net sales decreased to 41.4% for the three months ended March 31, 2011, compared to 44.5% for the three months ended March 31, 2010.

Interest Expense, Net - Interest expense, net increased to $419 for the three months ended March 31, 2011, from $131 for the three months ended March 31, 2010. The increase was primarily due to an increase in interest expense of $288 of which $280 was related to interest accrued on the Series A Preferred Stock.

Income Taxes – As of March 31, 2011 and December 31, 2010, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss of for the three months ended March 31, 2010. During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount.

Net Loss - As a result of the above items, the Company had a loss of $(162) for the three months ended March 31, 2011, compared to a loss of $(1,121) for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used in operating activities was $4,258 during the three months ended March 31, 2011.  The primary uses of cash were decreases in accrued liabilities of $1,975 and an increase in accounts receivable of $1,187 and prepaid assets of $1,559.

Net cash used in operating activities was $961 during the three months ended March 31, 2010.  The primary uses of cash were decreases in accounts payable of $1,605 and accrued liabilities of $341 and an increase in prepaid assets of $627, partially offset by a decrease in accounts receivable of $1,643 and depreciation and amortization of $1,159.

Net cash used in investing activities for capital expenditures was $263 and $234 for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, net cash used in financing activities was $5,032 primarily due to $1,463 in repayments on the revolving line of credit and $3,500 used in the redemption of Convertible Preferred Stock.

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

On January 19, 2011, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with Phoenix, which was completed on February 4, 2011, pursuant to which it redeemed all 346,163 outstanding shares of the Company’s Convertible Preferred Stock for $17,500, consisting of $3,500 in cash plus the issuance of 140,000 shares of a new Series A Preferred Stock, at an original issue price of $100 per share (the “Series A Preferred”).  On March 21, 2011, Stonington completed the sale of all Series A Preferred to Saints Capital VI, L.P. in conjunction with the Sale Purchase Agreement dated February 18, 2011.

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

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by $2,000 Availability Reserve which was reduced to $1,000 at February 3, 2011 pursuant to the PNC Amendment.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceeds the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $180 through August 12, 2011, of $90 from August 13, 2011 through August 12, 2012 and $30 from August 13, 2012 through August 12, 2013.

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

The Company had $6,553 and $8,016 outstanding on the PNC Facility as of March 31, 2011 and December 31, 2010, respectively.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of March 31, 2011.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2011, Merisel Inc. filed an order to show cause, request for a temporary restraining order and civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Edward Weinstock, the former President of Fuel and Domenick Propati, a former executive of Merisel, Splash (New York) Inc. and Splash (Northwest), Inc.  (Merisel, Inc. v. Weinstock, et al., New York State Supreme Court, Index No. 650411/2011).  The complaint alleges, among other things, that defendant Weinstock violated various provisions of his employment agreement with Merisel dated October 4, 2006 (the “Employment Agreement”) and that the defendants worked in concert to deprive the Company of the benefit of the good will of Fuel in connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel dated October 4, 2006 (the "APA").  Merisel alleges causes of action for recovery of chattel/replevin, conversion, unjust enrichment/rescission, trespass, breach of contract, fraudulent inducement, breach of fiduciary duty, tortious interference with contract and interference with prospective advantage.   Merisel seeks injunctive relief and unspecified compensatory and punitive damages.  The Court denied Merisel’s application for a temporary restraining order; however, the Court ordered defendant Weinstock to produce certain materials in his possession or control, if any.  To date, defendant Weinstock has answered the complaint, asserting various affirmative defenses, and denied liability.  A discovery scheduling conference with all parties will be held before the Court in June 2011.

In March 2011, Edward Weinstock filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Merisel, Inc., as successor in interest to Merisel, FD, LLC, Merisel, Inc. (collectively “Merisel”), Donald Uzzi and Michael Berman. (Weinstock v. Merisel Inc., et al., New York State Supreme Court, Index No. 650712/2011).  The plaintiff alleges causes of action for breach of the Employment Agreement, breach of the APA, defamation, tortious interference with prospective business relations, violation of New York Labor Law § 191(3), abuse of process and prima facie tort.  The plaintiff seeks compensatory damages of at least $3 million, plus unspecified punitive damages. This litigation is in the pleading stages.  The defendants’ answer to the complaint is due in May 2011.

Item 5.  Other Information.

Change of Control

Effective May 12, 2011, Saints Capital VI, L.P. (“Saints”) transferred all of its 140,000 shares of preferred stock and 5,000,000 shares of common stock of Merisel to its affiliate, Saints Capital Granite, L.P. (“Saints Granite”), in accordance with the terms of a Subscription Agreement entered into by and between Saints and Saints Granite.  The transferred shares constitute 100% of the outstanding preferred stock and approximately 69% of the outstanding common stock of Merisel. This transfer may be deemed to be a “change of control” under SEC regulations.

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
Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **

2.2	Amendment and Waiver to Asset Purchase Agreement, dated as of August 8, 2005 by and among Merisel, Inc., MCRU, LLC, Crush Creative, Inc. and Guy Claudy as Shareholders Representative.	Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2005. **

2.3	Asset Purchase Agreement, dated as of October 4, 2006 by and among Merisel, Inc., Merisel FD, LLC, Fuel Digital, Inc. and the shareholders of Fuel signatories thereto.	Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006. **

3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc., dated June 9, 2000.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **

4.2	Certificate of Designation of Series A Preferred Stock, dated February 4, 2011.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.1	Assignment and Assumption Agreement, between Merisel and Saints, dated March 21, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011. **

10.2	Agreement and Waiver, between Merisel and Saints, dated March 21, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011. **

10.3	Consent, Waiver and Amendment No. 2 to Revolving Credit and Security Agreement, between Merisel and each of its subsidiaries as Borrowers and PNC, dated March 21, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011. **

Exhibit	Description	Method of Filing

*10.4	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **

*10.5	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **

*10.6	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **

*10.7	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**

*10.8	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011.**

*10.9	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **

*10.10	Amendment No. 2 to Employment Agreement, dated January 18, 2009, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **

*10.11	Merisel, Inc. 2009 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2009. **

*10.12	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**

*10.13	Amendment #3 to Employment Agreement, dated June 29, 2009 by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.**

10.14
Amended and Restated Credit Agreement dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, and Amalgamated Bank, as lender.
Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**

Exhibit	Description	Method of Filing

10.15
Second Reaffirmation and Confirmation Agreement (Security Documents) dated September 30, 2009, among Color Edge LLC, Color Edge Visual LLC and Crush Creative LLC, as borrowers, the Company, Merisel Americas, Inc. and certain other affiliates of borrowers, as corporate guarantors, in favor of Amalgamated Bank.
Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2009.**

*10.16	Employment Agreement, dated January 8, 2010 by and between Merisel, Inc. and Raymond E. Powers.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.17
Revolving Credit and Security Agreement dated as of August 13, 2010 by and among Merisel, Inc., Merisel Americas, Inc., Color Edge LLC, Color Edge Visual LLC, Comp 24 LLC, Crush Creative LLC, Dennis Curtin Studios, LLC, MADP, LLC, Advertising Props, Inc., Fuel Digital, LLC, and PNC Bank, National Association.
Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **

10.18	Pledge Agreement dated as of August 13, 2010 by and between and PNC Bank, National Association.	Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **

*10.19	Employment Agreement, dated as of December 17, 2010, by and between Merisel, Inc. and Michael A. Berman.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **

*10.20	Amendment #4 to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **

*10.21	Amendment to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **

10.22	Redemption Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated as of January 19, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2011. **

10.23
Consent, Waiver and Amendment No. 1 to Revolving Credit and Security Agreement, between Merisel, Inc. and each of its subsidiaries as Borrowers and PNC Bank, National Association, as Lender, dated February 3, 2011.
Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

Exhibit	Description	Method of Filing

10.24	Registration Rights Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated February 4, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.25	Amendment No. 2 to Stock and Note Purchase Agreement, dated February 4, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.26	Merisel, Inc. Board of Directors Compensation Plan, dated April 27, 2011	Filed herewith.

14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 16, 2011

Merisel, Inc.

By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

By:	/s/ Victor L. Cisario
Victor L. Cisario
Chief Financial Officer