Form 10-Q
period 2011-06-30
MERISEL INC /DE/
filed 2011-08-15
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011 the registrant had 7,214,784 shares of Common Stock outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements
MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,121	$12,390
Accounts receivable, net of allowance of $235 and $201, respectively	12,792	14,033
Inventories	2,617	1,853
Prepaid expenses and other current assets	2,134	1,025
Total current assets	19,664	29,301

Property, plant and equipment, net	5,037	5,711
Restricted cash	2,232	2,232
Trademarks	6,190	6,190
Other intangible assets, net	2,761	2,982
Other assets	1,162	408
Total assets	$37,046	$46,824
LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,405	$4,440
Accrued liabilities	5,673	7,374
Capital lease obligations, current maturities	436	286
Revolving credit agreement	4,143	8,016
Total current liabilities	14,657	20,116

Capital lease obligations, less current maturities	958	503
Mandatorily redeemable series A preferred stock, $.01 par value, authorized 360,000 shares; 140,000 and 0 shares issued and outstanding, respectively	11,846	-
Other liabilities	384	492
Total liabilities	27,845	21,111

Commitments and Contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 0 and 339,375 shares issued and outstanding, respectively	-	34,616

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	285,202	265,836
Accumulated deficit	(274,141)	(272,879)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity (deficit)	9,201	(8,903)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$37,046	$46,824

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$15,285	$16,749	$32,640	$31,755

Cost of sales	9,227	9,675	19,174	18,986

Gross profit	6,058	7,074	13,466	12,769

Selling, general & administrative expenses	6,587	6,839	13,769	13,524

Operating income (loss)	(529)	235	(303)	(755)

Interest expense, net	571	98	990	229

Income (loss) before benefit for income tax	(1,100)	137	(1,293)	(984)

Income tax benefit	-	(257)	(31)	(257)

Net income (loss)	(1,100)	394	(1,262)	(727)
Preferred stock dividends	-	652	-	1,292
Loss available to common stockholders	$(1,100)	$(258)	$(1,262)	$(2,019)

Loss per share (basic and diluted):
Net loss available to common stockholders	$(0.15)	$(0.04)	$(0.17)	$(0.28)
Weighted average number of shares
Basic	7,215	7,213	7,215	7,213
Diluted	7,215	7,213	7,215	7,213

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,262)	$(727)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	3
Deferred occupancy costs	(108)	(81)
Bad debt provision	-	88
Amortization of discount on preferred stock	96	-
Depreciation and amortization	1,472	2,093
Changes in operating assets and liabilities:
Accounts receivable	1,241	(1,534)
Inventories	(764)	(308)
Prepaid expenses and other assets	(1,863)	(337)
Accounts payable	(35)	(1,535)
Accrued liabilities	(991)	1,200
Net cash used in operating activities	(2,214)	(1,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(577)	(357)
Net cash used in investing activities	(577)	(357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(105)	(131)
Revolving credit agreement repayments	(3,873)	(2,050)
Redemption of preferred stock	(3,500)	-
Net cash used in financing activities	(7,478)	(2,181)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,269)	(3,676)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,390	10,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,121	6,905

Cash paid during the period for:
Interest expense	$601	$262
Non-cash investing and financing activities:
Preferred dividends accumulated	-	1,292
Extinguishment of convertible preferred stock	$19,366	-

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of June 30, 2011, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

3.	Recently Issued Accounting Standards

In May 2011, The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

4.	Inventories

Inventories consist of the following:
	June 30, 2011	December 31, 2010

Raw materials	$1,482	$1,319
Work-in-progress	1,138	537
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,617	$1,853

5.	Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	June 30, 2011	December 31, 2010
Customer relationships	$2,313	$2,436
Non-compete agreements	-	15
Trade know-how	448	531
Total	$2,761	$2,982

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Amortization expense relating to intangible assets was $107 and $157 for the three months ended June 30, 2011 and 2010, and $221 and $416 for the six months ended June 30, 2011 and 2010, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended June 30,
Amount
2012	$413

2013	413

2014	336

2015	266

2016	245

Thereafter	1,088

Total	$2,761

6.	Fair Value Measurements

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

Financial instruments include cash and cash equivalents. The carrying values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their estimated fair because of their short-term nature. The revolving credit carrying value approximates fair values due to the variable nature of the interest rate.

7.	Accrued Liabilities

Accrued liabilities consist of the following:
	June 30, 2011	December 31, 2010

Accrued liabilities:
Compensation and other benefit accruals	$2,809	$4,241
Other accruals	2,864	3,133
Total accrued liabilities	$5,673	$7,374

8.	Income Taxes

At December 31, 2010, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was three consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company kept a full valuation allowance on its net deferred tax assets as of June 30, 2011 and December 31, 2010.

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

9.	Debt

Debt is classified on the balance sheet as follows:

	June 30, 2011	December 31, 2010
Current:
Capital lease obligations	$436	$286
Revolving credit agreement	4,143	8,016
	4,579	8,302
Non-current:
Capital lease obligations	958	503
Mandatorily redeemable preferred stock	11,846	-
	12,804	503

Total	$17,383	$8,805

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

The Series A Preferred earns cumulative cash or stock dividends at the rate of 12% per annum, payable quarterly in arrears and accruing regardless of whether they are declared by the Board of Directors of the Company or funds are legally available to pay them.  Any dividends accrued and not paid by the Company in cash shall be paid in additional shares of Series A Preferred valued at $100 per share.  For the three months ended June 30, 2011, dividends of $420 were accrued as interest expense as the Series A Preferred is treated as debt for accounting purposes.

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

The Company used the March 21, 2011 Stonington and Saints sale transaction (see Note 8) as the basis for measuring fair value. Stonington sold its 5,000,000 common shares and all 140,000 shares of the Series A Preferred to Saints for $14,500. The Company determined the fair value of the Series A Preferred Stock of $11,750 using the difference between the total transaction price and the fair value of the common stock as of the date of the Stock Purchase Agreement on February 18, 2011. The unamortized discount of $2,250 on the preferred stock will be amortized using the interest method over the 72 month term of the Series A Preferred. For the three and six months ended June 30, 2011, the amortization of the discount of $63 and $96 was recorded as interest expense. The Company also incurred $1,061 of costs in relation to this transaction, which were recorded as deferred financing cost to be amortized over the term of the Series A Preferred.

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

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the LIBOR Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of June 30, 2011 the Base Rate plus 3% is 6.25%. The revolver is also subject to a 0.75% fee per annum payable quarterly on the undrawn amount.
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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On February 3, 2011, the Company entered into a Consent, Waiver and Amendment No. 1 (the “PNC Amendment”) to the PNC Agreement. The PNC Amendment consents to the transactions described in the Redemption Agreement between the Company and Stonington (see Note 12), waives certain covenants in order to permit the transactions, amends certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and imposes financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred.  The Facility includes two financial covenants requiring that the Company maintain (i) no EBIDTA losses on a consolidated basis in any quarterly period beginning with the quarter ending September 30, 2011 and (ii) pursuant to the PNC Amendment a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward. The Company was in compliance with all covenants as of June 30, 2011.

On March 21, 2011, the Company entered into a Consent, Waiver and Amendment No. 2 (the “PNC Amendment No. 2”) to the PNC agreement.  Pursuant to the PNC Amendment No. 2, PNC consents to the transactions described in the Stock Purchase Agreement entered into on February 18, 2011, between Stonington and Saints and amends certain definitions and covenants to replace references to Stonington with references to Saints.  It further amends certain definitions and covenants which treat changes in a majority of the members of the Company’s Board of Directors as a change of control to exempt changes in the Company’s Board during the period between March 21, 2011 and June 22, 2011, which are approved either by the existing directors or by Saints.

Capital Leases

During the second quarter of 2011, the Company entered into a new capital lease agreement totaling $781. The proceeds from the lease were used to finance the acquisition of production equipment. The lease has a 60-month term expiring in March 2016 and has a fixed rate of 6.75%.

As of June 30, 2011 and December 31, 2010, the balance of all capital leases was $1,394 and $789, respectively, of which $436 and $286 is current, respectively.

10.	Commitments and Contingencies

In September 2007, Nomad Worldwide, LLC and ImageKing Visual Solutions, Inc. (“ImageKing”) filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Color Edge Visual and one of the Company’s sales employees.  The plaintiffs allege that the employee breached a confidentiality and non-solicitation agreement by soliciting certain customers of the plaintiffs’ while employed by Color Edge Visual.  The plaintiffs allege causes of action for breach of contract, breach of fiduciary duty, conversion, tortious interference with contractual relations, tortious interference with prospective business relations, misappropriation of trade secrets, unfair competition and unjust enrichment.  The plaintiffs seek compensatory and punitive damages totaling $5,000.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties were previously engaged in discovery.  On May 1, 2008, ImageKing filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Docket Number 08-11654-AJG).  On March 22, 2011, the Court converted the cases to those under Chapter 7 of the Bankruptcy Code.  ImageKing has not taken any steps to prosecute the Nomad case since its bankruptcy filing.

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

In February 2011, the Company filed an order to show cause, request for a temporary restraining order and civil complaint in the Supreme Court of the State of New York, New York County naming as defendants the former President of Fuel, a former executive of Merisel, Splash (New York) Inc. and Splash (Northwest), Inc. (the “defendants”). The complaint alleges, among other things, that the former President of Fuel violated various provisions of his employment agreement with Merisel dated October 4, 2006 (the “Employment Agreement”) and that the defendants worked in concert to deprive the Company of the benefit of the good will of Fuel in connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel dated October 4, 2006 (the "APA").  The Company alleges causes of action for recovery of chattel/replevin, conversion, unjust enrichment/rescission, trespass, breach of contract, fraudulent inducement, breach of fiduciary duty, tortious interference with contract and interference with prospective advantage.   The Company seeks injunctive relief and unspecified compensatory and punitive damages.  The Court denied the Company’s application for a temporary restraining order; however, the Court ordered  the former President of Fuel to produce certain materials in his possession or control, if any.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties are currently engaged in discovery.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

In March 2011, the former President of Fuel Digital filed a civil complaint against the Company and two of its officers in the Supreme Court of the State of New York, New York. The plaintiff alleges causes of action for breach of the Employment Agreement, breach of the APA, defamation, tortious interference with prospective business relations, violation of New York Labor Law § 191(3), abuse of process and prima facie tort.  The plaintiff seeks compensatory damages of at least $3,000, plus unspecified punitive damages.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties are currently engaged in discovery.

The Company is involved in certain legal proceedings arising in the ordinary course of business.  None of these proceedings is expected to have a material impact on the Company’s financial condition or results of operations.  The Company has evaluated its potential exposure and has established reserves for potential losses arising out of such proceedings, if necessary.  There can be no assurance that the Company’s accruals will fully cover any possible exposure. For each of the above cases, the Company has not accrued for payment because the amount of loss is not currently probable and/or estimable..

The Company leases certain of its facilities and equipment under non-cancelable operating leases with various expiration dates through 2021.  On June 20, 2011, the Company entered into a lease for 77,000 square feet of industrial and graphic production space, with use of outside loading and parking facilities, in Carlstadt, New Jersey.  The lease has a 126-month term expiring in December 2021, with an annual base rent obligation ranging from approximately $650 to $700 per year through the lease term, exclusive of real estate tax and operating expense pass throughs estimated at $141 per year in year one.  The lease grants the Company an option, exercisable in 2012, to lease an additional 24,000 square feet of adjacent industrial and warehouse space on the same terms per square foot.

11.	Stock-Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At June 30, 2011, 51,839 shares were available for grant under the 1997 Plan, and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Stock Option Grants

As of June 30, 2011, 300,000 options remain outstanding under the 1997 Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at June 30, 2011	300,000	$8.33
Options exercisable at June 30, 2011	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	At 6/30/11	In Years	Price	At 6/30/11	Price
$5.00	100,000	3.3	$5.00	100,000	$5.00
$8.00	100,000	3.3	$8.00	100,000	$8.00
$12.00	100,000	3.3	$12.00	100,000	$12.00
$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of June 30, 2011, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at June 30, 2011.

As of June 30, 2011, there was no unrecognized compensation cost related to stock options.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

Restricted Stock Grants

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded over the related three-year vesting period. Compensation expense was $1 and $3 for the three and six months ended June 30, 2010 respectively. There was no compensation expense for the three and six months ended June 30, 2011.

The Company has not awarded any restricted stock grants since August 2007. As of June 30, 2011, all restricted stock grants were fully vested. As of June 30, 2011, there was no unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.

12.	Temporary Equity

In June 2000, Stonington, through its affiliate, Phoenix, purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provided for an 8% annual dividend payable quarterly in additional shares of Convertible Preferred.  Dividends were cumulative and accrued from the original issue date whether or not declared by the Board of Directors. As of December 31, 2010, 196,163 shares of Convertible Preferred had been accrued as dividends and 189,375 shares had been issued in payment of that accrual. The remaining 6,788 shares were issued on January 19, 2011.

On February 4, 2011, pursuant to the Redemption Agreement entered into on January 19, 2011, the Company redeemed all 346,163 outstanding shares of the Company’s Convertible Preferred Stock for consideration of $17,500, consisting of $3,500 paid out of the cash balance at December 31, 2010, plus the issuance of 140,000 shares of a Series A Preferred Stock. The Series A Preferred is classified as debt (see Note 9).  The Convertible Preferred Stock redeemed had a value of $34,616 and any difference between the consideration paid out and issued was recorded against additional paid in capital.

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

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of June 30, 2011, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets. The Company did not repurchase any shares during the three and six months ended June 30, 2011 and 2010. According to the terms of the PNC Agreement, dated August 13, 2010, the Company may not repurchase its own stock.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(1,100) or $(0.15) per share and $(1,262) or $(0.17) per share for the three and six months ended June 30, 2011, respectively, as compared to a loss of $(258) or $(0.04) and $(2,019) or $(0.28) per share for the three and six months ended June 30, 2010, respectively.

Three Months Ended June 30, 2011, as Compared to the Three Months Ended June 30, 2010

Net Sales - Net sales decreased $1,464 or 8.7% to $15,285 for the three months ended June 30, 2011, compared to $16,749 for the three months ended June 30, 2010.  During 2010, the Company had one major customer whose sales constituted 26% of sales in 2010. During the three months ended June 30, 2011, sales to that customer decreased 33.7% compared to the three months ended June 30, 2010. Demand for our services from that customer can fluctuate from quarter to quarter based on the timing of its marketing campaigns. Sales to that customer were up 13.3% in the first quarter of 2011 compared to the first quarter of 2010. Sales from all other customers remained flat during the three months ended June 30, 2011 compared to the same period in 2010 and increased 16.1% for the three months ended June 30, 2011 compared to the same period in 2010.

Gross Profit – Total gross profit was $6,058 for the three months ended June 30, 2011, compared to $7,074 for the three months ended June 30, 2010. The decrease in total gross profit of $1,016 or 14.4% was due to the 8.7% decrease in net sales combined with a decrease in gross profit percentage. Gross profit percentage decreased to 39.6% for the three months ended June 30, 2011, from 42.2% for the three months ended June 30, 2010. The decrease is primarily attributable to an increase in production labor as a percentage of sales.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $6,587 for the three months ended June 30, 2011, from $6,839 for the three months ended June 30, 2010. The decrease of $252 or 3.7% was due primarily to decreases in compensation costs of $186. Total Selling, General and Administrative expenses as a percentage of net sales increased to 43.1% for the three months ended June 30, 2011, compared to 40.8% for the three months ended June 30, 2010.

Interest Expense, Net - Interest expense, net increased to $571 for the three months ended June 30, 2011, from $98 for the three months ended June 30, 2010. The increase was primarily due to an increase in interest expense of $470 of which $478 was related to interest accrued on the Series A Preferred Stock.

Income Taxes – As of June 30, 2011 and December 31, 2010, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss for the three months ended June 30, 2011. During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount.

Net Loss - As a result of the above items, the Company had a loss of $(1,100) for the three months ended June 30, 2011, compared to net income of $394 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011, as Compared to the Six Months Ended June 30, 2010

Net Sales - Net sales increased $885 or 2.8% to $32,640 for the six months ended June 30, 2011, compared to $31,755 for the six months ended June 30, 2010. During 2010, the Company had one major customer whose sales constituted 26 % of sales in 2010. During six months ended June 30, 2010, sales to that major customer decreased 16.2% compared to the six months ended June 30, 2010. Demand for our services from that customer can fluctuate from quarter to quarter based on the timing of its marketing campaigns. Sales to that customer increased 13.3% in the first quarter of 2011 compared to the first quarter of 2010 and decreased 33.7% in the second quarter of 2011 compared to the second quarter of 2010. Sales to all other customers increased 8.0% during the six months ended June 30, 2011 compared to the same period in 2010. Sales to all other customers increased 16.1% in the first quarter of 2011 compared to the first quarter of 2010 and remained flat in the second quarter of 2011 compared to the second quarter of 2010.

Gross Profit – Total gross profit was $13,466 for the six months ended June 30, 2011, compared to $12,769 for the six months ended June 30, 2010. The increase in total gross profit of $697 or 5.5% was due to the 2.8% increase in net sales combined with an increase in gross profit percentage. Gross profit percentage increased to 41.3% for the six months ended June 30, 2011 from 40.2% for the six months ended June 30, 2010. The increase is primarily attributable to a decrease in production salaries and shipping costs as a percentage of sales.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased by $245 or 1.8% to $13,769 for the six months ended June 30, 2011, from $13,524 for the six months ended June 30, 2010. The increase was due primarily to increases in legal fees related to the sale of Series A Preferred Stock of $220. Total Selling, General and Administrative expenses as a percentage of net sales decreased to 42.2% for the six months ended June 30, 2011, compared to 42.6% for the three months ended June 30, 2010.

Interest Expense, Net - Interest expense, net increased to $990 for the six months ended June 30, 2011, from $229 for the six months ended June 30, 2010. The increase was primarily due to an increase in interest expense of $761 of which $777 was related to interest accrued on the Series A Preferred Stock.

Income Taxes – As of June 30, 2011 and December 31, 2010, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss of for the six months ended June 30, 2011. During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount.   The Company recorded an income tax benefit of $257 for the six months ended June 30, 2010 related to federal income tax refunds of AMT tax paid during 2006 to 2008.

Net Loss - As a result of the above items, the Company had net loss of $(1,262) for the six months ended June 30, 2011, compared to a loss of $(727) for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $2,214 during the six months ended June 30, 2011.  The primary use of cash was an increase of $1,863 in prepaid and other assets and increase of $764 in inventories and a decrease in accounts payable of $991 partially offset by a decrease in accounts receivable of $1,241.

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

Net cash used in investing activities for capital expenditures was $577 and $357 for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, net cash used in financing activities was $7,478 primarily due to $3,873 in repayments on the revolving line of credit and $3,500 used in the redemption of Convertible Preferred Stock.

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

On January 19, 2011, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with Phoenix, which was completed on February 4, 2011, pursuant to which it redeemed all 346,163 outstanding shares of the Company’s Convertible Preferred Stock for $17,500, consisting of $3,500 in cash plus the issuance of 140,000 shares of a new Series A Preferred Stock, at an original issue price of $100 per share (the “Series A Preferred”).  On March 21, 2011, Stonington completed the sale of all Series A Preferred to Saints Capital VI, L.P. in conjunction with the Sale Purchase Agreement dated February 18, 2011. Saints Capital VI, L.P. transferred the Series A Preferred to its affiliate Saints Capital Granite, L.P. effective March 12, 2011.

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

On August 13, 2010, the Company and each of its operating subsidiaries, as Borrowers, entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”).  The PNC Agreement provides for a three-year revolving credit facility (the “Facility”) of up to $14,000 including a letter of credit facility of up to $3,000.  On February 3, 2011 and March 21, 2011, the Company and PNC entered into Consent, Waiver and Amendment Nos. 1 and 2 (the “PNC Amendment”) to the PNC Agreement.  The PNC Amendments consent to the transactions described in the Redemption Agreement, waive certain covenants in order to permit the transactions, amend certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and impose financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred. They also replace all references to Stonington with references to Saints and exempt certain changes in the Board of Directors between March 21, 2011 and June 30, 2011 from the definition of change of control.

The maturity date of the Facility is August 13, 2013.  The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of June 30, 2011 and December 31, 2010, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee per annum payable quarterly on the undrawn amount.

The Facility includes two financial covenants requiring that the Company maintain (i) no EBIDTA losses on a consolidated basis in any quarterly period beginning with the quarter ending September 30, 2011 and (ii) pursuant to the PNC Amendment a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending June 30, 2011, going forward.

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by $2,000 Availability Reserve which was reduced to $1,000 at February 3, 2011 pursuant to the PNC Amendment.  The Facility must be prepaid when, and to the extent that, the amount of the borrowings exceeds the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $180 through August 12, 2011, of $90 from August 13, 2011 through August 12, 2012 and $30 from August 13, 2012 through August 12, 2013.

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

The Company had $4,143 and $8,016 outstanding on the PNC Facility as of June 30, 2011 and December 31, 2010, respectively.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2011.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

There have been no material developments in the Company’s legal proceedings from those disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the year end December 31, 2010 and the Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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
Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

Exhibit	Description	Method of Filing
10.24	Registration Rights Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated February 4, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.25	Amendment No. 2 to Stock and Note Purchase Agreement, dated February 4, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.26	Merisel, Inc. Board of Directors Compensation Plan, dated April 27, 2011	Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

99.1	Press release dated August 15, 2011	Filed herewith.

101.INS***	XBRL Instance	Filed herewith.

101.SCH***	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL***	XBRL Taxonomy Extension Calculation	Filed herewith.

101.DEF***	XBRL Taxonomy Extension Definition	Filed herewith.

101.LAB***	XBRL Taxonomy Extension Labels	Filed herewith.

101.PRE***	XBRL Taxonomy Extension Presentation	Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.
*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merisel, Inc.

Date: August 15, 2011	By:	/s/Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

By:	/s/Victor L. Cisario
Victor L. Cisario
Chief Financial Officer