Form 10-Q
period 2011-09-30
MERISEL INC /DE/
filed 2011-11-14
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                        .

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

As of November 14, 2011 the registrant had 7,214,784 shares of Common Stock outstanding.

MERISEL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Reference
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	24

	SIGNATURES	28

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements
MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,489	$12,390
Accounts receivable, net of allowance of $260 and $201, respectively	13,854	14,033
Inventories	2,560	1,853
Prepaid expenses and other current assets	2,147	1,025
Total current assets	20,050	29,301

Property, plant and equipment, net	5,300	5,711
Restricted cash	2,232	2,232
Trademarks	6,190	6,190
Other intangible assets, net	2,658	2,982
Other assets	1,097	408
Total assets	$37,527	$46,824

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,188	$4,440
Accrued liabilities	5,229	7,374
Capital lease obligations, current maturities	531	286
Revolving credit agreement	5,175	8,016
Total current liabilities	16,123	20,116

Capital lease obligations, less current maturities	1,037	503
Mandatorily redeemable series A preferred stock, $.01 par value, authorized 360,000 shares; 141,400 and 0 shares issued and outstanding, respectively	12,045	-
Other liabilities	952	492
Total liabilities	30,157	21,111

Commitments and Contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 0 and 339,375 shares issued and outstanding, respectively	-	34,616

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	285,202	265,836
Accumulated deficit	(275,972)	(272,879)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity (deficit)	7,370	(8,903)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$37,527	$46,824

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$16,550	$18,302	$49,190	$50,057

Cost of sales	10,757	11,234	29,931	30,220

Gross profit	5,793	7,068	19,259	19,837

Selling, general & administrative expenses	7,036	6,885	20,805	20,409

Operating income (loss)	(1,243)	183	(1,546)	(572)

Interest expense, net	588	145	1,578	374

Income (loss) before benefit for income tax	(1,831)	38	(3,124)	(946)

Income tax benefit	-	-	(31)	(257)

Net income (loss)	(1,831)	38	(3,093)	(689)
Preferred stock dividends	-	665	-	1,957
Loss available to common stockholders	$(1,831)	$(627)	$(3,093)	$(2,646)

Loss per share (basic and diluted):
Net loss available to common stockholders	$(0.25)	$(0.09)	$(0.42)	$(0.37)
Weighted average number of shares
Basic	7,215	7,214	7,215	7,213
Diluted	7,215	7,214	7,215	7,213

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,093)	$(689)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	4
Deferred occupancy costs	(4)	(129)
Bad debt provision	39	88
Amortization of discount on preferred stock	155	-
Gain on sale of equipment	-	(139)
Depreciation and amortization	2,138	2,930
Changes in operating assets and liabilities:
Accounts receivable	140	(2,522)
Inventories	(707)	(613)
Prepaid expenses and other assets	(1,811)	(544)
Accounts payable	748	(476)
Accrued liabilities	(831)	617
Net cash used in operating activities	(3,226)	(1,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,123)	(593)
Net cash used in investing activities	(1,123)	(593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(211)	(202)
Revolving credit agreement repayments	(2,841)	(8,715)
Borrowings on new credit agreement	-	7,321
Redemption of preferred stock	(3,500)	-
Net cash used in financing activities	(6,552)	(1,596)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,901)	(3,662)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,390	10,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,489	6,919

Cash paid during the period for:
Interest expense	$907	$334
Non-cash investing and financing activities:
Preferred dividends accumulated	140	1,957
Increase in accrued purchases of equipment and lease acquisitions	280	45
Extinguishment of convertible preferred stock	$19,366	-

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

The accompanying condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of September 30, 2011, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

4.	Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010

Raw materials	$1,508	$1,319
Work-in-progress	1,055	537
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,560	$1,853

5.	Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	September 30, 2011	December 31, 2010
Customer relationships	$2,252	$2,436
Non-compete agreements	-	15
Trade know-how	406	531
Total	$2,658	$2,982

Amortization expense relating to intangible assets was $103 and $136 for the three months ended September 30, 2011 and 2010, and $324 and $552 for the nine months ended September 30, 2011 and 2010, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the Twelve-Month Period Ended September 30,
Amount
2012	$413
2013	399
2014	329
2015	245
2016	245
Thereafter	1,027
Total	$2,658

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB ASC 820 (FAS No. 157, “Fair Value Measurements”) are described as follows:

●	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
●
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

●	Level 3- Inputs that are unobservable for the asset or liability.

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

Financial instruments include cash and cash equivalents. The carrying values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their estimated fair because of their short-term nature. The revolving credit carrying value approximates fair value due to the variable nature of the interest rate.

7.	Accrued Liabilities

Accrued liabilities consist of the following:
	September 30, 2011	December 31, 2010

Accrued liabilities:
Compensation and other benefit accruals	$2,531	$4,241
Other accruals	2,698	3,133
Total accrued liabilities	$5,229	$7,374

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

8.	Income Taxes

At December 31, 2010, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was three consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company kept a full valuation allowance on its net deferred tax assets as of September 30, 2011 and December 31, 2010.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

9.	Debt

Debt is classified on the balance sheet as follows:

	September 30, 2011	December 31, 2010
Current:
Capital lease obligations	$531	$286
Revolving credit agreement	5,175	8,016
	5,706	8,302
Non-current:
Capital lease obligations	1,037	503
Mandatorily redeemable preferred stock	12,045	-
	13,082	503

Total	$18,788	$8,805

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

The Series A Preferred must be redeemed by the Company on or before February 4, 2017 and may be redeemed by the Company, in whole or in part, at any time after February 4, 2013, in each case at a price of $100 per share, plus any accrued but unpaid dividends. Based on the guidance in ASC 480, “Distinguishing Liabilities from Equity,” the Company has classified the Series A Preferred as a liability because it is mandatorily redeemable on February 4, 2017. Accordingly, the Company records the dividends as interest expense over the life of the Series A Preferred.

The Series A Preferred earns cumulative cash or stock dividends at the rate of 12% per annum, payable quarterly in arrears and accruing regardless of whether they are declared by the Board of Directors of the Company or funds are legally available to pay them.  Any dividends accrued and not paid by the Company in cash shall be paid in additional shares of Series A Preferred valued at $100 per share. If the Company does not pay dividends in cash equal to at least 8% per share per annum, the rate of the dividend will increase by 4% per annum to 16% per annum. On May 12, 2011, the Company paid $261 in cash related to dividends accrued from February 4, 2011 to March 31, 2011. On August 11, 2011, the Company paid $280 in cash and issued 1,400 shares of additional Series A Preferred at an original issue price of $100 per share in payment of interest accrued from April 1, 2011 to June 30, 2011. For the three months ended September 30, 2011, dividends of $421 were accrued for interest related to July 1, 2011 to September 30, 2011. Interest expense related to the Series A Preferred was $421 for the three months ended September 30, 2011 and $1,102 for the nine months ended September 30, 2011.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On November 9, 2011, the Company’s Board approved payment of the dividend for the three month period ended September 30, 2011 to be made with additional Series A Preferred shares in lieu of cash.  As noted above, given 100% of the payment was made in kind, the dividend rate for the payment was increased to 16% and the Company issued 5,630.4889 shares of Series A Preferred at an original issue price of $100 per share in payment of the dividend for the period on such date. The interest expense related to the additional 4% payment will be reflected on the Company’s financial statements for the three month period ended December 31, 2011.

The Company used the March 21, 2011 Stonington and Saints sale transaction (see Note 8) as the basis for measuring fair value. Stonington sold its 5,000,000 common shares and all 140,000 shares of the Series A Preferred to Saints for $14,500. The Company determined the fair value of the Series A Preferred Stock of $11,750 using the difference between the total transaction price and the fair value of the common stock as of the date of the Stock Purchase Agreement on February 18, 2011. The unamortized discount of $2,250 on the preferred stock will be amortized using the interest method over the 72 month term of the Series A Preferred. For the three and nine months ended September 30, 2011, the amortization of the discount of $59 and $155 was recorded as interest expense. The Company also incurred $1,061 of costs in relation to this transaction, which were recorded as deferred financing cost to be amortized over the term of the Series A Preferred.

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

Revolving Credit Agreement

During the second quarter of 2010, the Company entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”). The PNC credit facility (the “Facility”) consists of a $14,000 revolving loan, or revolver, including up to $3,000 in letters of credit.  Proceeds from the revolver were used to repay the indebtedness owed to Amalgamated Bank under a predecessor credit facility.

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the LIBOR Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of September 30, 2011 the Base Rate plus 3% is 6.25%. The revolver is also subject to a 0.75% fee per annum payable quarterly on the undrawn amount.

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

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

On February 3, 2011, the Company entered into a Consent, Waiver and Amendment No. 1 (the “PNC Amendment”) to the PNC Agreement. The PNC Amendment consents to the transactions described in the Redemption Agreement between the Company and Stonington (see Note 12), waives certain covenants in order to permit the transactions, amends certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and imposes financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred.  The Facility includes a financial covenant requiring that the Company maintain a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward. The Company was in compliance with all covenants as of September, 2011.

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

On July 14, 2011, the Company entered into a letter of credit under the Facility in the amount of $350. The letter of credit was used to provide a security deposit on the real estate lease for the new facility in Carlstadt, NJ.  The letter of credit reduces the availability under the Facility by $350.

Capital Leases

During the second quarter of 2011, the Company entered into a new capital lease agreement totaling $781. The proceeds from the lease were used to finance the acquisition of production equipment. The lease has a 60-month term expiring in March 2016 and has a fixed annual rate of 6.75%.

During the third quarter of 2011, the Company entered into two new capital lease agreements totaling $280.  The proceeds from the lease were used to finance leasehold improvements to the new production facility in Carlstadt, NJ. Both leases have a 36-month term and have a fixed annual rate of 7.50%.

As of September 30, 2011 and December 31, 2010, the balance of all capital leases was $1,568 and $789, respectively, of which $531 and $286 is current, respectively.

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

On May 19, 2009, the President of Crush Creative provided the Company with a letter of resignation, claiming that he was resigning for "Good Reason" as defined by his employment agreement.  In particular, he claimed that the Company had breached his employment agreement by reducing his base salary and materially reducing his responsibilities, and that the Company had defamed him.  The Company responded by letter dated June 5, 2009 in which it denied the employee’s allegations, provided a 60-day notice of non-renewal of the employee’s employment agreement (as required by that agreement), and offered to work with the employee to address, for the remainder of his tenure, the concerns he had raised in his letter.  On July 2, 2009, the employee departed the Company.

On June 19, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising that the employee had filed a Demand for Arbitration with the AAA, asserting a $2.5 million claim for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages.  Merisel filed an answer to this claim in which it denied the substantive allegations, denied that the employee is entitled to the relief demanded, and asserted various affirmative defenses.  A hearing date had been scheduled for October 2011.

The parties have agreed to the terms of a settlement.  Under the agreement, once the full settlement amount has been paid, a stipulation of dismissal with prejudice will be filed with AAA. The Company’s insurance carrier has provided coverage for certain costs and expenses incurred by the Company in defending this matter.  In addition, the insurance carrier contributed to the settlement. As of September 30, 2011, the Company has accrued $90 related to the settlement.

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

The Company is involved in certain legal proceedings arising in the ordinary course of business.  None of these proceedings is expected to have a material impact on the Company’s financial condition or results of operations.  The Company has evaluated its potential exposure and has established reserves for potential losses arising out of such proceedings, if necessary.  There can be no assurance that the Company’s accruals will fully cover any possible exposure. For each of the above cases, unless stated otherwise, the Company has not accrued for payment because the amount of loss is not currently probable and/or estimable.

The Company leases certain of its facilities and equipment under non-cancelable operating leases with various expiration dates through 2021.  On June 20, 2011, the Company entered into a lease for 77,000 square feet of industrial and graphic production space, with use of outside loading and parking facilities, in Carlstadt, New Jersey.  The lease has a 126-month term expiring in December 2021, with an annual base rent obligation ranging from approximately $650 to $700 per year through the lease term, exclusive of real estate tax and operating expense pass throughs estimated at $165 per year in year one.  The lease also included $475 of landlord allowances, which will be recognized as reductions of rental expense on a straight-line basis over the term of the lease.  The lease grants the Company an option, exercisable in 2012, to lease an additional 24,000 square feet of adjacent industrial and warehouse space on the same terms per square foot.  The Company expensed $191 in rent, real estate taxes, and operating expenses for the three and nine months ended September 30, 2011.

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

11.	Stock-Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At September 30, 2011, 51,839 shares were available for grant under the 1997 Plan, and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

Stock Option Grants

As of September 30, 2011, 300,000 options remain outstanding under the 1997 Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	300,000	$8.33
Granted	-	N/A
Exercised	-	N/A
Canceled	-	N/A
Outstanding at September 30, 2011	300,000	$8.33
Options exercisable at September 30, 2011	300,000	$8.33
Weighted average fair value at date of grant of options granted during the quarter	N/A	N/A

MERISEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise

$5.00	100,000	3.1	$5.00	100,000	$5.00
$8.00	100,000	3.1	$8.00	100,000	$8.00
$12.00	100,000	3.1	$12.00	100,000	$12.00

$5.00 to $12.00	300,000		$8.33	300,000	$8.33

As of September 30, 2011, all stock options were fully vested. There is no total intrinsic value of options outstanding or exercisable at September 30, 2011.

As of September 30, 2011, there was no unrecognized compensation cost related to stock options.

Restricted Stock Grants

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded over the related three-year vesting period. Compensation expense was $2 and $5 for the three and nine months ended September 30, 2010 respectively. There was no compensation expense for the three and nine months ended September 30, 2011.

The Company has not awarded any restricted stock grants since August 2007. As of September 30, 2011, all restricted stock grants were fully vested. As of September 30, 2011, there was no unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.

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

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of September 30, 2011, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets. The Company did not repurchase any shares during the three and nine months ended September 30, 2011 and 2010. According to the terms of the PNC Agreement, dated August 13, 2010, the Company may not repurchase its own stock.

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

●
On March 1, 2005, the Company acquired its New York-based graphics solutions, premedia and retouching services businesses, Color Edge, Inc. (“Color Edge”) and Color Edge Visual, Inc. (“Color Edge Visual”), and its New York-based prototype services provider, Comp 24, LLC (“Comp 24”);

●	On August 8, 2005, the Company acquired its California-based graphics solutions business, Crush Creative, Inc. (“Crush”);

●	On May 5, 2006, the Company acquired its California-based prototypes business, Dennis Curtin Studios, Inc. (“DCS”);

●	On May 10, 2006, the Company acquired its Georgia-based prototypes business, Advertising Props, Inc. (“AdProps”); and

●	On October 1, 2006, the Company acquired its New York-based premedia and retouching services business, Fuel Digital, Inc. (“Fuel”).

All of the acquired businesses operate as a single reportable segment in the graphic imaging industry, and the Company is subject to the risks inherent in that industry.

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(1,831) or $(0.25) per share and $(3,093) or $(0.42) per share for the three and nine months ended September 30, 2011, respectively, as compared to a loss of $(627) or $(0.09) and $(2,646) or $(0.37) per share for the three and nine months ended September 30, 2010, respectively.

Three Months Ended September 30, 2011, as Compared to the Three Months Ended September 30, 2010

Net Sales - Net sales decreased $1,752 or 10.5% to $16,550 for the three months ended September 30, 2011, compared to $18,302 for the three months ended September 30, 2010.  During 2010, the Company had one major customer whose sales constituted 26% of sales in 2010. During the three months ended September 30, 2011, sales to that customer decreased 41.3% compared to the three months ended September 30, 2010. Demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns. Sales from all other customers decreased 2.3% during the three months ended September 30, 2011 compared to the same period in 2010.

Gross Profit – Total gross profit was $5,793 for the three months ended September 30, 2011, compared to $7,068 for the three months ended September 30, 2010. The decrease in total gross profit of $1,275 or 18.0% was due to the 10.5% decrease in net sales combined with a decrease in gross profit percentage. Gross profit percentage decreased to 35.0% for the three months ended September 30, 2011, from 38.6% for the three months ended September 30, 2010. The decrease is primarily attributable to an increase in production labor and rent allocated to production as a percentage of sales.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $7,036 for the three months ended September 30, 2011, from $6,885 for the three months ended September 30, 2010. The increase of $151 or 2.2% was due primarily to an increase in rent expense and moving costs related to the new Carlstadt, NJ facility of $270 and expense related to legal settlements of $90. These increases were offset by a decrease in administrative salaries. Total Selling, General and Administrative expenses as a percentage of net sales increased to 42.5% for the three months ended September 30, 2011, compared to 37.6% for the three months ended September 30, 2010.

Interest Expense, Net - Interest expense, net increased to $588 for the three months ended September 30, 2011, from $145 for the three months ended September 30, 2010. The increase of $443 was primarily due to $480 of interest accrued on the Series A Preferred Stock, partially offset by decreased interest expense on our credit facility.

Income Taxes – As of September 30, 2011 and December 31, 2010, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss for the three months ended September 30, 2011 and 2010.

Net Loss - As a result of the above items, the Company had a loss of $(1,831) for the three months ended September 30, 2011, compared to net income of $38 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011, as Compared to the Nine Months Ended September 30, 2010

Net Sales - Net sales decreased $867 or 1.7% to $49,190 for the nine months ended September 30, 2011, compared to $50,057 for the nine months ended September 30, 2010. During 2010, the Company had one major customer whose sales constituted 26% of sales in 2010. During nine months ended September 30, 2011, sales to that major customer decreased 24.5% compared to the nine months ended September 30, 2010. Demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns. Sales to all other customers increased 4.1% during the nine months ended September 30, 2011 compared to the same period in 2010.

Gross Profit – Total gross profit was $19,259 for the nine months ended September 30, 2011, compared to $19,837 for the nine months ended September 30, 2010. The decrease in total gross profit of $578 or 2.9% was due to the 1.7% decrease in net sales combined with a slight decrease in gross profit percentage. Gross profit percentage decreased to 39.2% for the nine months ended September 30, 2011 from 39.6% for the nine months ended September 30, 2010. The decrease is primarily attributable to an increase in production salaries as a percentage of sales.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased by $397 or 1.9% to $20,805 for the nine months ended September 30, 2011, from $20,409 for the nine months ended September 30, 2010. The increase was due primarily to increases in legal fees related to the sale of Series A Preferred Stock of $305, legal settlements of $90, and increase in rent expense and moving costs of $270 related to the new Carlstadt, NJ facility. These increases were offset by a decrease in sales salaries and commissions. Total Selling, General and Administrative expenses as a percentage of net sales increased to 42.3% for the nine months ended September 30, 2011, compared to 40.8% for the three months ended September 30, 2010.

Interest Expense, Net - Interest expense, net increased to $1,578 for the nine months ended September 30, 2011, from $374 for the nine months ended September 30, 2010. The increase of $1,204 was primarily due to $1,257 of interest accrued on the Series A Preferred Stock.

Income Taxes – As of September 30, 2011 and December 31, 2010, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss of for the nine months ended September 30, 2011. During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount.   The Company recorded an income tax benefit of $257 for the nine months ended September 30, 2010 related to federal income tax refunds of AMT tax paid during 2006 to 2008.

Net Loss - As a result of the above items, the Company had net loss of $(3,093) for the nine months ended September 30, 2011, compared to a loss of $(689) for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $3,226 during the nine months ended September 30, 2011.  The primary use of cash was an increase of $1,811 in prepaid and other assets and increase of $707 in inventories and a decrease in accounts payable of $831.

Net cash used by operating activities was $1,473 during the nine months ended September 30, 2010.  The primary use of cash was an increase of $2,522 in accounts receivable, a decrease in accounts payable of $476, an increase in inventories of $613, and an increase in prepaid expenses and other assets of $544 partially offset by  depreciation and amortization of $2,930.

Net cash used in investing activities was $1,123 and $593 used for capital expenditures for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, net cash used in financing activities was $6,552 primarily due to $2,841 in repayments on the revolving line of credit and $3,500 used in the redemption of Convertible Preferred Stock.

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

On August 13, 2010, the Company and each of its operating subsidiaries, as Borrowers, entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”).  The PNC Agreement provides for a three-year revolving credit facility (the “Facility”) of up to $14,000 including a letter of credit facility of up to $3,000.  On February 3, 2011 and March 21, 2011, the Company and PNC entered into Consent, Waiver and Amendment Nos. 1 and 2 (the “PNC Amendment”) to the PNC Agreement.  The PNC Amendments consent to the transactions described in the Redemption Agreement, waive certain covenants in order to permit the transactions, amend certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and impose financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred. The Amendment also replaced all references to Stonington with references to Saints and exempt certain changes in the Board of Directors between March 21, 2011 and June 30, 2011 from the definition of change of control.

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

The Facility includes a financial covenant requiring that the Company maintain a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending June 30, 2011, going forward.

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base was initially reduced by $2,000 Availability Reserve which was reduced to $1,000 as of February 3, 2011 pursuant to the PNC Amendment.  The Facility must be prepaid when, and to the extent that, the amount of the borrowings exceeds the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $90 from August 13, 2011 through August 12, 2012 and $30 from August 13, 2012 through August 12, 2013.

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

The Company had $5,175 and $8,016 outstanding on the PNC Facility as of September 30, 2011 and December 31, 2010, respectively.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2011.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 19, 2009, the President of Crush Creative provided the Company with a letter of resignation, claiming that he was resigning for "Good Reason" as defined by his employment agreement.  In particular, he claimed that the Company had breached his employment agreement by reducing his base salary and materially reducing his responsibilities, and that the Company had defamed him.  The Company responded by letter dated June 5, 2009 in which it denied the employee’s allegations, provided a 60-day notice of non-renewal of the employee’s employment agreement (as required by that agreement), and offered to work with the employee to address, for the remainder of his tenure, the concerns he had raised in his letter.  On July 2, 2009, the employee departed the Company.

On June 19, 2009, the Company received a letter from the American Arbitration Association (“AAA”) advising that the employee had filed a Demand for Arbitration with the AAA, asserting a $2.5 million claim for alleged unpaid bonuses, base salary, loss of future earnings, damages, and punitive damages.  Merisel filed an answer to this claim in which it denied the substantive allegations, denied that the employee is entitled to the relief demanded, and asserted various affirmative defenses.  A hearing date had been scheduled for October 2011.

The parties have agreed to the terms of a settlement.  Under the agreement, once the full settlement amount has been paid, a stipulation of dismissal with prejudice will be filed with AAA.

The Company’s insurance carrier has provided coverage for certain costs and expenses incurred by the Company in defending this matter.  In addition, the insurance carrier contributed to the settlement.

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

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

Exhibit	Description	Method of Filing

10.24	Registration Rights Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated February 4, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.25	Amendment No. 2 to Stock and Note Purchase Agreement, dated February 4, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.26	Merisel, Inc. Board of Directors Compensation Plan, dated April 27, 2011	Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
99.1	Press release dated Novemeber 14, 2011	Filed herewith
101.INS***	XBRL Instance	Filed herewith
101.SCH***	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL***	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF***	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB***	XBRL Taxonomy Extension Labels	Filed herewith
101.PRE***	XBRL Taxonomy Extension Presentation	Filed herewith

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

Date:   November 14, 2011

Merisel, Inc

By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

By:	/s/ Victor L. Cisario
Victor L. Cisario
Chief Financial Officer