Form 10-K
period 2011-12-31
MERISEL INC /DE/
filed 2012-03-30
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

As of June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Bureau was $2,547,000 (2,214,784 shares at a closing price of $1.15).

As of March 30, 2012, the registrant had 7,214,784 shares of Common Stock outstanding.
RDGPreambleEnd

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

The Company’s imaging business, operating under the “ColorEdge New York- Los Angeles” brand provides customized graphic solutions, electronic studio production services and produces large and unusual format digital visuals and graphics, as well as retail and trade show displays. In March 2010, Crush Creative and Fuel Digital were consolidated under the ColorEdge brand.

The Company’s “Comp 24 Group” prototype division, operating primarily out of  New Jersey, California and Georgia, creates prototypes and mockups used in a variety of applications, including new product development, market testing and focus groups, for sales samples, as props for print and television advertising, and for samples for use in corporate presentations, point-of-sale displays, and packaging applications.

Founded in 1980 as Softsel Computer Products, Inc., a California corporation, the Company re-incorporated in Delaware in 1987 under the same name.  In 1990, the Company changed its name to Merisel, Inc. in connection with the acquisition of Microamerica, Inc.  The Company operated as a full-line international computer distributor until December 2000.  Merisel’s only business from July 2001 through August 2004 was its software licensing business, which was sold in August 2004.   The Company had no operations from August 2004 until March 2005. On March 1, 2005, the Company relocated its headquarters from California to New York and, through its main operating subsidiary, Merisel Americas, Inc. (“Merisel Americas”), began its current business by acquiring New York- based imaging companies Color Edge, Inc. (“Color Edge”) and Color Edge Visual, Inc. (“Color Edge Visual”), and prototype company Comp 24, LLC (“Comp 24”).  The Company acquired California-based imaging company Crush Creative, Inc. (“Crush”) on August 8, 2005; California and Georgia prototype companies Dennis Curtin Studios, Inc. (“Dennis Curtin”) and Advertising Props, Inc. (“AdProps”) in May 2006; and New York-based premedia and retouching company Fuel Digital, Inc. (“Fuel Digital”) on October 1, 2006.  The ongoing business operations of the Company’s subsidiaries are referred to by the above-described names, and (other than AdProps) are currently operated through separate Delaware limited liability companies owned by Merisel Americas. The Company aggregates these operating segments into one reportable segment.

Merisel maintains office and production facilities in New York, New York; Carlstadt, New Jersey; Burbank, California; Atlanta, Georgia; and Portland, Oregon, totaling more than 200,000 square feet. Between mid-2011 and February 2012, the Company consolidated its East Coast manufacturing facilities into a 77,000 square feet state-of-the-art facility located in Carlstadt, New Jersey nearby its executive and sales offices in midtown Manhattan.  The Company’s prototype division operates facilities in Atlanta in addition to the East Coast and Los Angeles facilities.

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

During 2011, the Company consolidated its East Coast manufacturing facilities from multiple locations in Edison, New Jersey and midtown Manhattan to a single state-of-the-art production facility in Carlstadt, New Jersey nearby its executive and sales offices in midtown Manhattan.  These expanded and centralized facilities combine the Company’s new graphics printing options with improved distribution facilities to permit the Company to better serve a demanding client base which requires high quality, instant turnaround and the ability to coordinate delivery of sophisticated graphics displays to its clients’ multiple locations across the United States and abroad.

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

Merisel’s Market

Merisel’s target market is large, brand-conscious consumer-oriented companies in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries, which use high-end packaging for their consumer products and sophisticated advertising and promotional applications.  The Company markets target companies directly and through the target companies’ advertising agencies, art directors and creative professionals, and converters and printers.

The Company estimates that, with respect to graphic services for packaging for the consumer products industry, the North American market is approximately $2.0 billion and the worldwide market is as high as $6.0 billion.

The Company believes that the number of companies offering these services to the large, multinational consumer-oriented companies that constitute Merisel’s client base in the North American market has been and will continue to decline. The ongoing demand for technological improvements in systems and equipment, the need to hire, train and retain highly-skilled personnel, and clients’ increasing demands that companies offer a spectrum of global services will likely result in attrition and consolidation among such companies.  This is a trend likely to favor Merisel in light of its capabilities, resources and scale.

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

The Company’s Growth Strategy

The following are key aspects of the Company’s business strategy for enhancing its leadership position in the visual communication solutions market:

•
Organic Growth:  As market conditions have created growth opportunities, the Company relies upon its highly-skilled sales force as the Company’s primary growth driver, both in terms of new client acquisition and the expansion of services provided to existing clients.  The Company relies upon its product quality, technology, service scale and scope and logistical capabilities to both acquire clients and migrate clients from using individual services to using the Company’s suite of products and services, ranging from initial consultation to production and distribution.

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

•
Geographic Expansion:  The Company’s operations are currently centered in the New York/New Jersey and Los Angeles markets.  With its facilities in Atlanta and Portland, the Company will look to broaden its geographic footprint to other key United States markets, and to follow key clients into other global markets.

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

The Company’s 35 experienced sales managers and representatives include representatives who present the Company’s full range of services to prospective “new logo” nationally-based companies, as well as specialized sales representatives who focus on either the imaging or prototypes segments, permitting them to understand clients’ technical needs and articulate Merisel’s capacity to meet those needs.  The Company’s sales staff is further divided on a geographical basis.  The Company also has 33 project managers.  The salespeople and the project managers share responsibility for marketing the Company’s services to existing and prospective clients, thereby fostering long-term institutional client relationships.

The Company has a primarily special-order and special-product business, with products being delivered directly to individual clients, their advertising agencies, converters or printers.  Specialized advertising products produced by the Company are distributed on a case-by-case basis, as specified by the clients.  The Company has no general distribution.

Clients

Merisel serves many of the world’s most prominent and highly regarded brands in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries.  These clients are diversified by size, industry and channel. The Company has a long-standing relationship with Apple Computer, Inc., which along with a small group of other major customers, is considered to be important to the Company’s operating results. During 2010 and 2011, sales to Apple Computer, Inc. constituted approximately 26% and 23% of Company consolidated sales, respectively, and approximately 28% of the Company’s consolidated receivable balance at December 31, 2010 and 2011.  Approximately 2,100 clients used Merisel’s services during 2011.

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

Management

Donald R. Uzzi, 59, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005.  Between December 2002 and November 2004, Mr. Uzzi provided consulting services to various companies in the areas of marketing, corporate strategy and communications. Between July 1999 and December 2002, Mr. Uzzi was the Senior Vice President of Electronic Data Systems Corporation. Between July 1998 and July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group.  Between August 1996 and April 1998, Mr. Uzzi was the Executive Vice President of Sunbeam Corporation.  Prior to 1996, Mr. Uzzi was the President of the Gatorade North America division of Quaker Oats.

Victor L. Cisario, 50, has served as Merisel’s Executive Vice President and Chief Financial Officer since June 2009.  He joined Merisel from Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses, where he had served as Chief Financial Officer since January 2008.  At Outside Ventures, LLC, Mr. Cisario was responsible for all financial reporting, budgeting and financial strategy.  In 2007, Mr. Cisario worked as a consultant for various private companies.  Mr. Cisario was the Chief Financial Officer of Fuel Digital, Inc. from 2002 until Merisel’s acquisition of Fuel Digital, Inc. in 2006.  At Fuel Digital, Inc., Mr. Cisario created the financial strategy of the company, handled all banking relations, implemented budgeting procedures, created and implemented internal control procedures and oversaw financial reporting.

Michael A. Berman, 53, joined Merisel as its Chief Client Officer on December 17, 2010, after serving as a consultant for the Company since November 2009.  Prior to joining Merisel, from 2007 to 2009, Mr. Berman served as Chief Operating Officer of Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses.  At Outside Ventures, he was responsible for business strategy and execution, sales, operations, technology and strategic partnerships.  Mr. Berman also engaged in several business turnaround consulting projects in 2008 and 2009.   Between 2005 and 2007, he served as Director and Chief Operating Officer of Meridian Capital Group LLC, a leading commercial mortgage banker, where he was responsible for sales, operations, budgeting, technology and strategic partnerships.  Mr. Berman also served as Chief Executive Officer/Managing Director for CPath Solutions, a professional organization that provided consulting and management services for start-up and troubled businesses, where he created and executed business strategy with full responsibility for all aspects of CPath Solution’s business operations.   Mr. Berman started his career at Airborne Express and has held numerous senior leadership and executive positions across a range of business-to-business service sector industries.

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

Merisel competes with other independent color separators, converters and printers with graphic service capabilities. The industry as a whole was severely impacted by the recent recession, which has resulted in pricing compression as competing companies cut prices to feed revenues over the past three plus years. The Company competes on the basis of its product quality, technology, service scale and scope and logistical capabilities. The Company believes that approximately half of its target market is served by converters and printers, and half of its target market is served by independent color separators. The Company also competes on a limited basis with clients, such as advertising agencies and trade-show exhibitors, who produce products in-house.

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

Purchasing and Raw Materials

The Company purchases, among other items, photographic film and chemicals, storage media, ink, and related materials.  It also purchases a large variety of cardboard, vinyl and other materials which it uses to produce large format graphics, including new and environmentally friendly vinyls, metals and cardboards. These items are available from a number of producers, are purchased from a number of sources, and some items are held on a consignment basis.  Historically, the Company has been able to negotiate significant volume discounts from its major suppliers.

One of the Company’s vendors, Kodak, filed for bankruptcy protection during 2011. To date this has not altered the availability of products from this supplier.

The Company does not anticipate any shortages.

Intellectual Property

The Company owns no patents.

The Company’s principal intellectual property assets are its trademarks and trade names – Color Edge, Comp24, Crush Creative, Dennis Curtin Studios, AdProps and Fuel – which can be renewed periodically for indefinite periods. During 2011, the Company filed additional trademarks in connection with its focus on its ColorEdge brand.

Employees

As of March 30, 2012, Merisel had approximately 311 full-time employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.  None of the employees are represented by unions and Merisel believes that it has good relations with its employees.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.    Properties.

The Company’s headquarters and primary production facility are located in New York, New York, where the Company leases a 106,000 square-foot multi-story facility.  On March 28, 2012, the Company entered into a Termination Letter for its New York, New York manufacturing space and a new ten-year lease for a new office floor in the same building, which transactions are described in Item 9B of this Annual Report.   The Company currently leases the following offices and operating facilities:

Location	Square Feet (approx.)	Owned Leased	Purpose	Lease Expiration Date	Division
New York, NY	25,000	Leased	General Offices	Month to Month	Corporate
New York, NY	56,000(1)	Leased	Operating Facility	December 2014	Color Edge/ Fuel
New York, NY	25,000(1)	Leased	Operating Facility	April 2013	Comp 24
Carlstadt, NJ	77,000	Leased	Operating Facility	December 2021	Color Edge
Burbank, CA	65,000	Leased	General Offices, Operating Facility	July 2012	Crush Creative/ Comp24
Burbank, CA	10,000	Leased	Operating Facility	July 2012	Crush Creative
Atlanta, GA	20,000	Leased	General Offices, Operating Facility	May 2012	Comp24

(1) Subject to the Termination Letter dated March 28, 2012 described in Item 9B of this Annual Report.

Item 3.  Legal Proceedings

Litigation Arising from the Saints Capital Granite, L.P. Proposal

Richard N. Frank v. Bradley J. Hoecker, Kenneth B. Sawyer, Terry A. Tevis, Donald R. Uzzi, Joseph Yang, Saints Capital Granite, L.P., Saints Capital Granite, LLC, and Merisel, Inc., Supreme Court of the State of New York, County of New York, Index No. 650083/2012, dated January 11, 2012;

David L. Kahn v. Donald R. Uzzi, Bradley J. Hoecker, Kenneth B. Sawyer, Terry A. Tevis, Joseph Yang, Merisel, Inc., Saints Capital Granite, L.P., and Saints Capital Granite, LLC, Delaware Court of Chancery, Case No. 7179, dated January 18, 2012;

Howard Schwartz v. Donald R. Uzzi, Bradley J. Hoecker, Kenneth B. Sawyer, Terry A. Tevis, Joseph Yang, Merisel, Inc. and Saints Capital Granite, L.P., Delaware Court of Chancery, Case No. 7200, dated January 31, 2012; and

Richard Tremblay v. Donald R. Uzzi, Bradley J. Hoecker, Kenneth B. Sawyer, Terry A. Tevis, Joseph Yang, Merisel, Inc., Saints Capital Granite, L.P., and Saints Capital Granite, LLC, Delaware Court of Chancery, Case 7212, dated February 3, 2012.

The foregoing actions contain substantially similar allegations and causes of actions and, as such, are summarized collectively, below.  Please refer to the individual lawsuits for the specific allegations and causes of action against each defendant.

Plaintiffs, shareholders of Merisel filed class action complaints naming as defendants Merisel, members of the Company’s Board of Directors , Saints Capital Granite, L.P (“Saints Capital Granite”), and its general partner, Saints Capital Granite, LLC (collectively, “Saints Capital”).  The lawsuits arose from a proposal received by Merisel on December 28, 2011 from Saints Capital Granite, the holder of approximately 69.3% of the outstanding shares of Common Stock of the Company and 100% of the outstanding shares of Series A Preferred Stock of the Company, to acquire all of the outstanding shares of Merisel at a price of $1.35 per share (the “Proposal”).

Plaintiffs generally alleged that the Board of Directors failed to adequately consider whether the Proposal maximizes shareholder value and, as such, the Board of Directors should be enjoined from consummating the transaction.  Plaintiffs further aver causes of action for breach of fiduciary duty against the Board of Directors, breach of duty of loyalty against Saints Capital and certain individual directors of Merisel, and aiding and abetting such breaches of fiduciary duty against Merisel and Saints Capital.  Plaintiffs seek injunctive relief declaring that this action is maintainable as a class action; enjoining the defendants from proceeding with the Proposal; declaring that the Board of Directors members violated their fiduciary duties; and awarding plaintiffs the costs and disbursements of the actions (including reasonable attorneys’ and experts’ fees).

 On February 8, 2012, Merisel received a letter from Saints Capital Granite.  In the letter addressed to the Special Committee of the Board of Directors of the Company, Saints Capital Granite informed the Company that it withdrew its Proposal.  The February 8th letter referenced the December 28th letter, which stated that Saints Capital Granite would have a termination right in the event that the transaction becomes the subject of shareholder litigation.

All of the foregoing actions were voluntarily dismissed.

Other Matters

In February 2011, Merisel Inc. filed an order to show cause, request for a temporary restraining order and civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Edward Weinstock, the former President of Fuel, and Domenick Propati, a former executive of Merisel, Splash (New York) Inc. and Splash (Northwest), Inc.  (Merisel, Inc. v. Weinstock, et al., New York State Supreme Court, Index No. 650411/2011).  The complaint alleges, among other things, that defendant Weinstock violated various provisions of his employment agreement with Merisel dated October 4, 2006 (the “Employment Agreement”) and that the defendants worked in concert to deprive the Company of the benefit of the good will of Fuel in connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel dated October 4, 2006 (the "APA").  Merisel alleges causes of action for recovery of chattel/replevin, conversion, unjust enrichment/rescission, trespass, breach of contract, fraudulent inducement, breach of fiduciary duty, tortious interference with contract and interference with prospective advantage. Merisel seeks injunctive relief and unspecified compensatory and punitive damages.  The Court denied Merisel’s application for a temporary restraining order; however, the Court ordered defendant Weinstock to produce certain materials in his possession or control, if any.  Defendant Weinstock has answered the complaint, asserting various affirmative defenses, and denied liability. The parties are currently engaged in discovery.

In March 2011, Edward Weinstock filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Merisel, Inc., as successor in interest to Merisel, FD, LLC, , Donald Uzzi and Michael Berman. (Weinstock v. Merisel Inc., et al., New York State Supreme Court, Index No. 650712/2011).  The plaintiff alleges causes of action for breach of the Employment Agreement, breach of the APA, defamation, tortious interference with prospective business relations, violation of New York Labor Law § 191(3), abuse of process and prima facie tort.  The plaintiff seeks compensatory damages of at least $3 million, plus unspecified punitive damages.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties are currently engaged in discovery.

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

Item 4.  Mine Safety Disclosures

None

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

Fiscal Year 2010	High	Low	Fiscal Year 2011	High	Low
First quarter	$.55	$.40	First quarter	$1.20	$.12
Second quarter	.61	.25	Second quarter	1.35	1.04
Third quarter	.30	.12	Third quarter	1.25	.67
Fourth quarter	.28	.12	Fourth quarter	1.20	.45

As of March 30, 2012, there were 511 record holders of the Company’s common stock.  This number does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers.

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

For information pertaining to the Company’s equity compensation, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchase of Merisel Equity Securities

The Company did not repurchase any shares of Merisel common stock during the years ended December 31, 2011.  Since the inception of the Company’s first share repurchase program in July 2001 and through December 31, 2011, the Company has repurchased 1,238,887 shares of Merisel common stock for a total purchase price of $1,944,000.

The Board has authorized the repurchase of shares of Merisel common stock as follows:

Date Share Repurchase Programs were Publicly Announced	Approximate Dollar Value Authorized to be Repurchased
July 3, 2001	$1,000,000
September 1, 2004	1,000,000
August 14, 2006*	2,000,000

Total dollar value of shares authorized to be repurchased as of December 31, 2011	$4,000,000

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

Goodwill and Other Intangible Assets

The Company, which has two reporting units, follows the provisions of FASB ASC 350 “Intangibles- Goodwill and Other Intangible Assets”.  In accordance with FASB ASC 350, goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of the Company’s reporting units below their carrying amount.

Goodwill is required to be tested for impairment at least annually. As a result of the Company’s goodwill impairment test performed in the fourth quarter of 2009, the Company recorded a non-cash goodwill impairment charge of $13,924 for the year ended December 31, 2009. As of December 31, 2010 and 2011, the Company had no remaining goodwill. See Note 4 of the Financial Statements.

The Company also performed the annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of 2010 and 2011. The trademark impairment valuation is determined using the relief from royalty method. Based on the impairment analysis, the Company determined that the trademarks were not impaired as of December 31, 2011. If the royalty rate assumption dropped by approximately 50%, the result would be in an impairment of up to $790. For the year ended December 31, 2009, the Company recorded an impairment charge of $4,419.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35 “Property, Plant, and Equipment”, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reviews the recoverability of long-lived assets to determine if there has been any impairment.  This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset.  If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets.

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

After weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets as of December 31, 2009. At December 31, 2010 and 2011, based on two more consecutive years of taxable losses the Company determined that it should keep a full valuation allowance on its net deferred tax assets.

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

The Company follows FASB ASC 740-10 “Income Taxes” , which contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The Company assesses its tax positions for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, the Company may be effectively subject to U.S. federal income tax examinations for periods after 1996. The Company is subject to examination by state and local tax authorities generally for the period mandated by statute.  Currently the Company has no ongoing examinations. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As a result of this review, the Company concluded that it has no uncertain tax positions. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2011. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company’s policy is to recognize interest and penalties, if any, accrued on uncertain tax positions as part of selling, general, and administrative expense.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to increase the prominence of other comprehensive income in the financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires that items reclassified from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” to defer the requirement to present reclassifications from other comprehensive income to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of other comprehensive income, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance is effective for the periods beginning after December 15, 2011. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The Update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2011 and December 31, 2010

Net Sales - Net sales decreased $2,294 or 3.2% to $69,652 for the year ended December 31, 2011 from $71,946 for the year ended December 31, 2010. During 2010, the Company had one major customer whose sales constituted 26% of sales in 2010. During 2011, that customer’s sales decreased to 23% of total sales.  Demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns. Sales from all other customers increased 7.7% during the year ended December 31, 2011 compared to the same period in 2010.

Gross Profit – Total gross profit was $27,813 for the year ended December 31, 2011, compared to $30,274 for the year ended December 31, 2010. The decrease in total gross profit of $2,461 or 8.1% was due to the decrease in net sales of $2,294 or 3.2%, combined with cost of goods sold increasing by $167 or .4% compared to 2010.  Gross profit percentage decreased to 39.9% for the year ended December 31, 2011, from 42.1% for the year ended December 31, 2010. The small increase in cost of goods sold and decrease in gross profit percentage was due primarily to increases in delivery and shipping costs.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased by $853 or 3.0% to $27,957 for the year ended December 31, 2011, from $28,810 for the year ended December 31, 2010. The decrease was due to a reduction in total sales and administrative compensation costs of $1,674 offset by increases of $335 in rent expense and moving costs related to the new Carlstadt, NJ facility, $87 increase in legal fees related to the sale of Series A Preferred Stock, and legal settlements of $90. Selling, General and Administrative expenses as a percentage of net sales remained constant at  40% for the years ended December 31, 2011 and December 31, 2010, respectively.

Interest Expense - Interest expense for the Company increased by $1,900 or 385.4% from $493 for the year ended December 31, 2010 to $2,393 for the year ended December 31, 2011.  The increase was primarily due to $1,898 of interest accrued on the Series A Preferred Stock.

Interest Income - Interest income for the Company decreased by $4 or 6.3% from $64 for the year ended December 31, 2010 to $60 for the year ended December 31, 2011. The change primarily reflects lower average balances in short-term interest-bearing investments classified as cash and cash equivalents.

Income Taxes – As of December 31, 2011 and December 31, 2010, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. The Company recorded an income tax benefit of $26 for year ended December 31, 2011 related primarily to a New York state refund received related to an amended return. The Company recorded an income tax benefit of $126 for year ended December 31, 2010 due primarily to federal income tax refunds of AMT tax paid during 2006 to 2008. Income tax expense for the year ended December 31, 2011 is recorded at an effective tax rate of (1.1%) as compared to (12.2%) for the year ended December 31, 2010.

Net Loss - As a result of the above items, the Company had a net loss of $2,451 for the year ended December 31, 2011, compared to net income of $1,161 for the year ended December 31, 2010.

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

Income Taxes – As of December 31, 2010 and December 31, 2009, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. The Company recorded an income tax benefit of $126 for the year end December 31, 2010 due primarily to federal income tax refunds of AMT tax paid during 2006 to 2008. The Company recorded income tax expense of $39,861 for the year ended December 31, 2009. During the year ended December 31, 2009, the Company increased its valuation allowance on its deferred tax assets to 100% of the asset and recorded deferred tax expense in the amount of $39,936. Income tax expense for the year ended December 31, 2010 is recorded at an effective tax rate of (12.2%) as compared to (142.8%) for the year ended December 31, 2009.

Net Loss - As a result of the above items, the Company had net income of $1,161 for the year ended December 31, 2010, compared to a loss of $(67,779) for the year ended December 31, 2009.

Liquidity and Capital Resources

Cash Flow Activity for 2009, 2010 and 2011

Analysis of Cash Flows	For the Years Ended
(in thousands)	2009	2010	2011

Cash flows provided by operating activities	$3,904	$3,632	$769
Cash flows used in investing activities	(2,346)	(850)	(1,986)
Cash flows used in financing activities	(729)	(973)	(9,389)
Net increase (decrease) in cash and cash equivalents	$829	$1,809	$(10,606)

Net cash provided by operating activities was $769 during the year ended December 31, 2011.  The primary source of cash was transfers of $2,232 of restricted cash to unrestricted related to transferring letters of credit required by our New York real estate leases to our PNC credit facility. The Company’s old letters of credit required cash security deposits, which are not required by PNC. This increase was offset by an increase in prepaid and other assets of $1,960 related primarily to legal and professional fees from the origination of the Series A Preferred Stock.  These fees will be amortized over the six year life of the instrument.

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

For the year ended December 31, 2011, net cash used in investing activities was $1,986 used for capital expenditures.

For the year ended December 31, 2010, net cash used in investing activities was $850 used for capital expenditures.

For the year ended December 31, 2009, net cash used in investing activities was $2,346 which consisted of $275 used for contingent payments made to the former shareholders of Fuel and $2,071 used for capital expenditures.

For the year ended December 31, 2011, net cash used in financing activities was $9,389 primarily due to $5,539 in repayments on the revolving line of credit and $3,500 used in the redemption of Convertible Preferred Stock.

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

Debt Obligations, Financing Sources and Capital Expenditures

In June 2000, Phoenix Acquisition Company II, L.L.C. (“Phoenix”), a wholly owned subsidiary of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), a majority shareholder (together “Stonington”),  purchased 150,000 shares of convertible preferred stock (the “Convertible Preferred”) issued by the Company for an aggregate purchase price of $15,000.  The Convertible Preferred provided for an 8% annual dividend payable in additional shares of Convertible Preferred.  Dividends were cumulative and accrued from the original issue date whether or not declared by the Board of Directors. As of December 31, 2010, 196,162 shares of Convertible Preferred had been accrued as dividends and 189,375 shares had been issued to Stonington Partners, Inc. in payment of that accrual. The remaining 6,787 shares were issued on January 19, 2011. At the option of the holder, the Convertible Preferred was convertible into the Company’s common stock at a per share conversion price of $17.50. At the option of the Company, the Convertible Preferred could have been converted into Common Stock when the average closing price of the Common Stock for any 20 consecutive trading days is at least $37.50. At the Company’s option, after September 30, 2008, the Company could have redeemed outstanding shares of the Convertible Preferred at $100 per share plus accrued and unpaid dividends. In the event of a defined change of control, holders of the Convertible Preferred had the right to require the redemption of the Convertible Preferred at $101 per share plus accrued and unpaid dividends.

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

On August 13, 2010, the Company and each of its operating subsidiaries, as Borrowers, entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”).  The PNC Agreement provides for a three-year revolving credit facility (the “Facility”) of up to $14,000 including a letter of credit facility of up to $3,000.  On February 3, 2011 and March 21, 2011, the Company and PNC entered into Consent, Waiver and Amendment Nos. 1 and 2 (the “PNC Amendment”) to the PNC Agreement.  The PNC Amendments consent to the transactions described in the Redemption Agreement, waive certain covenants in order to permit the transactions, amend certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and impose financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred. The Amendment also replaced all references to Stonington with references to Saints and exempted certain changes in the Board of Directors between March 21, 2011 and June 30, 2011 from the definition of change of control.

The maturity date of the Facility is August 13, 2013.  The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of December 31, 2011, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee per annum payable quarterly on the undrawn amount.

The Facility includes one financial covenant requiring that the Company maintain a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward. As of December 31, 2011, the Company was in compliance with the loan covenant requirements.

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by an Availability Reserve which was reduced to $1,000 from $2,000 at February 3, 2011 pursuant to the PNC Amendment.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $180 through August 12, 2011, of $90 from August 13, 2011 through August 12, 2012 and $30 from August 13, 2012 through August 12, 2013.

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

As of December 31, 2010 and 2011, the Company had $8,016 and $2,477 outstanding on the new PNC Facility, respectively. As of December 31, 2009, the Company had $8,715 outstanding on the Amalgamated facility. On August 13, 2010, the Company used the proceeds from the PNC Facility to repay the indebtedness owed to Amalgamated under the predecessor credit facility and the facility was terminated.

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

For the year ended December 31, 2011, the Company spent approximately $1,986 in capital expenditures including $1,073 which was financed with a capital lease. The total 2012 expenditures are expected to be similar.

Item 8.    Financial Statements and Supplementary Data.

MERISEL, INC. AND SUBSIDIARIES

(All other items on this report are inapplicable)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Merisel, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States.

/s/ BDO USA, LLP

New York, NY

March 30, 2012

RDGXBRLParseBegin
MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,390	$1,784
Accounts receivable, net of allowance of $201 and $288, respectively	14,033	14,765
Inventories	1,853	2,136
Prepaid expenses and other current assets	1,025	2,046
Total current assets	29,301	20,731

Property, plant and equipment, net	5,711	5,660
Restricted funds	2,232	-
Trademarks	6,190	6,190
Other intangible assets, net	2,982	2,555
Other assets	408	1,102
Total assets	$46,824	$36,238

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,440	$5,464
Accrued liabilities	7,374	5,081
Capital lease obligations, current maturities	286	544
Revolving credit agreement	8,016	2,477
Total current liabilities	20,116	13,566

Capital lease obligations, less current maturities	503	897
Mandatorily redeemable series A preferred stock, $.01 par value, authorized 360,000 shares; 0 and 147,030 shares issued and outstanding, respectively	-	12,673
Other liabilities	492	1,090
Total liabilities	21,111	28,226

Commitments and Contingencies

Temporary equity:
Convertible preferred stock, $.01 par value, authorized 600,000 shares; 339,375 and 0 shares issued and outstanding, respectively	34,616	-

Stockholders' equity (deficit):
Common stock, $.01 par value; authorized 30,000,000 shares; 8,453,671 shares issued and 7,214,784 shares outstanding	84	84
Additional paid-in capital	265,836	285,202
Accumulated deficit	(272,879)	(275,330)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity (deficit)	(8,903)	8,012
Total liabilities, temporary equity, and stockholders' equity (deficit)	$46,824	$36,238

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,
	2009	2010	2011

Net sales	$62,066	$71,946	$69,652

Cost of sales	41,240	41,672	41,839

Gross profit	20,826	30,274	27,813

Selling, general and administrative expenses	30,097	28,810	27,957

Intangible impairment	18,343	-	-

Operating income (loss)	(27,614)	1,464	(144)

Interest expense	(400)	(493)	(2,393)

Interest income	96	64	60

Income (loss) before (benefit) provision for income tax	(27,918)	1,035	(2,477)

Income tax (benefit) provision	39,861	(126)	(26)

Net income (loss)	$(67,779)	$1,161	$(2,451)

Preferred stock dividends	2,436	2,636	-

Loss available to common stockholders	$(70,215)	$(1,475)	$(2,451)

Loss per share (basic and diluted):
Loss available to common stockholders	$(9.75)	$(0.20)	$(0.34)

Weighted average number of shares:
Basic	7,202	7,214	7,215
Diluted	7,202	7,214	7,215

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2009	289,653	$29,544	8,473,503	$85	$270,713	$(206,261)	(1,088,181)	$(1,808)	$92,273

Accumulation of convertible preferred stock dividend		2,436			(2,436)				-
Issue of preferred stock	23,878	-							-
Reclassification of preferred stock to temporary equity	(313,531)	(31,980)							(31,980)
Cancellation of restricted stock			(19,832)	(1)	1				-
Purchase of treasury stock							(150,706)	(136)	(136)
Stock compensation					190				190
Net loss						(67,779)			(67,779)
Balance at December 31, 2009	-	-	8,453,671	$84	$268,468	$(274,040)	(1,238,887)	$(1,944)	$(7,432)

Accumulation of convertible preferred stock dividend					(2,636)				(2,636)
Stock compensation					4				4
Net income						1,161			1,161
Balance at December 31, 2010	-	-	8,453,671	$84	$265,836	$(272,879)	(1,238,887)	$(1,944)	$(8,903)

Redemption of Convertible Preferred Stock:
Cancellation of Preferred Shares					34,616				34,616
Cash paid in Redemption					(3,500)				(3,500)
Issuance of Series A Preferred Stock					(11,750)				(11,750)
Net Income						(2,451)			(2,451)
Balance at December 31, 2011	-	-	8,453,671	$84	285,202	(275,330)	(1,238,887)	$(1,944)	$8,012

See accompanying notes to consolidated financial statements.

 MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(67,779)	$1,161	$(2,451)

Adjustments to reconcile income (loss) from operations to net cash provided by operating activities:
Stock based compensation	190	4	-
Deferred occupancy costs	(40)	(178)	46
Bad debt provision (recovery)	571	104	74
Deferred income taxes (credit)	39,936	-	-
Amortization of discount on preferred stock	-	-	220
Amortization of deferred financing costs	-	-	245
Restricted funds	729	-	2,232
Intangible impairment	18,343	-	-
Gain on sale of equipment	(19)	(139)	-
Depreciation and amortization	5,251	3,648	2,756
Changes in assets and liabilities:
Accounts receivable	4,570	(1,681)	(806)
Inventories	1,562	(147)	(283)
Prepaid expenses and other assets	299	(420)	(1,960)
Accounts payable	589	(934)	1,024
Accrued and other liabilities	(298)	2,214	(328)
Net cash provided by operating activities	3,904	3,632	769

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition earn out payments and purchase price adjustments	(275)	-	-
Capital expenditures	(2,071)	(850)	(1,986)
Net cash used in investing activities	(2,346)	(850)	(1,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(178)	(274)	(350)
Installment note repayments	(500)	-	-
Revolving credit agreement drawdown (repayment)	85	(8,715)	-
Borrowings (repayment) on new credit agreement	-	8,016	(5,539)
Redemption of preferred stock	-	-	(3,500)
Purchase of treasury stock	(136)	-	-
Net cash used in financing activities	(729)	(973)	(9,389)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	829	1,809	(10,606)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,752	10,581	12,390

CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR	$10,581	$12,390	$1,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$427	$426	$1,008
Income taxes	$-	$170	$118
Noncash activities:
Equipment Purchases Financed through Capital Leases	$1,110	$45	$1,073
Equipment Purchases Financed through Accounts Payable and Trade-in	$975	$710	$-
Preferred dividend accumulated	$2,436	$2,636	$-
Extinguishment of convertible preferred stock	$-	$-	$19,366

See accompanying notes to consolidated financial statements.

 MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2010, and 2011
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

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation allowances for deferred tax assets, the carrying amount of intangibles, allowance for doubtful accounts and estimates of useful life.

Consolidation Policy

The consolidated financial statements include the accounts of Merisel Americas, Inc., which include Color Edge, Comp 24, Crush, AdProps, DCS, Fuel and Merisel Corporate.  All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.  Cash equivalents were $980 and $707 at December 31, 2010 and 2011, respectively.  The Company invests excess cash in interest-bearing accounts.  Interest income earned on cash balances for 2009, 2010 and 2011 was $96, $64 and $60, respectively.

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

Unbilled Accounts Receivable

Accounts receivable included approximately $843 and $1,066 of unbilled receivables at December 31, 2010 and 2011, respectively.  These receivables are a normal part of the Company’s operations, as some receivables are normally invoiced in the month following shipment and completion of the billing process.

Concentration of Credit Risk

The Company extends credit to qualified customers in the ordinary course of its business. The Company performs ongoing credit evaluations of its customers’ financial conditions and has established an allowance for doubtful accounts based on factors surrounding the credit risk of customers, historical trends, and other information which limits their risk. The Company had one customer that accounted for approximately 24% of net sales in 2009, approximately 26% of net sales in 2010, and approximately 23% of net sales in 2011. As of December 31, 2010 and 2011, that one customer’s receivable balances were $3,889 or 28% of the total accounts receivable balance and $3,374 or 23% of the total accounts receivable balance, respectively.

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

Goodwill and Other Intangible Assets

The Company, which has two reporting units, follows the provisions of FASB ASC 350 “Intangibles – Goodwill and Other”.  In accordance with FASB ASC 350, goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of the Company’s reporting units below their carrying amount.

Goodwill is required to be tested for impairment at least annually. As a result of the Company’s goodwill impairment test performed in the fourth quarter of 2009, the Company recorded a non-cash goodwill impairment charge of $13,924 for the year ended December 31, 2009. As of December 31, 2010 and 2011, the Company had no remaining goodwill. See Note 4.

The Company also performed the annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of   2010 and 2011. The trademark impairment valuation is determined using the relief from royalty method. Based on the impairment analysis, the Company determined that the trademarks were not impaired as of December 31, 2010 and 2011. If the royalty rate assumption as of December 31, 2011dropped by approximately 50%, the result would be in an impairment of up to $790. For the year ended December 31, 2009, the Company recorded an impairment charge of $4,419.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35 ”Property, Plant and Equipment”, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reviews the recoverability of long-lived assets to determine if there has been any impairment.  This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset.  If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets.

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

After weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets as of December 31, 2009. At December 31, 2010 and 2011, based on consecutive years of taxable losses the Company determined that it should keep a full valuation allowance on its net deferred tax assets.

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

The Company follows FASB ASC 740-10 “Income Taxes”, which contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The Company assesses its tax positions for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, the Company may be effectively subject to U.S. federal income tax examinations for periods after 1996. The Company is subject to examination by state and local tax authorities generally for the period mandated by statute.  Currently the Company has no ongoing examinations. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As a result of this review, the Company concluded that it has no uncertain tax positions. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2011. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company’s policy is to recognize interest and penalties, if any, accrued on uncertain tax positions as part of selling, general, and administrative expense.

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB ASC 820 “Fair Value Measurements” are described as follows:

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses the relief from royalty method for intangibles and inputs that constitute level 3. During the fourth quarter of each year and earlier if necessary, the Company evaluates indefinite-lived and definite-lived intangibles for impairment at the reporting unit level.

Financial instruments include cash and cash equivalents. The approximate fair values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their carrying value because of their short-term nature. The revolving credit fair value approximates carrying value due to the variable nature of the interest rate.

Accounting for Stock-Based Compensation

The Company follows the provisions of FASB ASC 718 “Stock Compensation” (which addresses the accounting for transactions in which an entity exchanges its equity instruments for employee services in share-based payment transactions. FASB ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company has not issued any options during the three years ended December 31, 2011. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

Earnings (Loss) Per Share

Basic and diluted loss per share are computed and presented in accordance with FASB ASC 260-10  “Earnings per Share”.  Basic earnings (loss) per share was determined by dividing net earnings (loss) by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share of the Company includes the impact of certain potentially dilutive securities.  However, diluted earnings per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive.  A reconciliation of the net income (loss) available to common stockholders and the number of shares used in computing basic and diluted earnings per share is provided in Note 13.

Segment Reporting

The Company evaluates its operating segment information in accordance with the provisions of FASB ASC 280  ‘‘Segment Reporting’’ which provides for annual and interim reporting standards for operating segments of a company. ASC 280 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company’s chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on consolidated information. As a result, the Company aggregates its two operating segments into one reportable segment.

Deferred Rent Policy

The Company expenses rent on a straight line basis over the life of the lease, with the non-cash expense portion accumulating in a deferred rent liability account.

Reclassifications

Certain reclassifications were made to prior year statements to conform to the current year presentation.

New Accounting Pronouncements

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement “(Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” to increase the prominence of other comprehensive income in the financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires that items reclassified from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” to defer the requirement to present reclassifications from other comprehensive income to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of other comprehensive income, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance is effective for the periods beginning after December 15, 2011. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The Update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

3.  Restricted Funds

At December 31, 2010, the Company has restricted funds totaling $2,232. The funds represent collateral for Letters of Credit (“LOC”) for the security deposits on the Company’s real estate leases. Approximately $1,500 of the deposits were held in a single premium deferred annuity and the remaining funds were held in certificates of deposit that have original maturities of up to one year. In the fourth quarter of 2011, the Company transferred the LOC to their PNC credit facility (see Note 9), which allows up to $3,000 in letters of credit.  LOC under the PNC facility do not require a collateral deposit, but instead limit the amount the Company can borrow under the facility. At December 31, 2011, the Company was using $1,850 in LOC under the PNC facility. At December 31, 2011, the Company did not have any restricted cash.

4.  Goodwill and Intangibles

As of December 31, 2010 and 2011, the acquired intangible assets related to the acquisitions of Color Edge, Comp 24, Crush, DCS, AdProps, and Fuel. Intangible assets, resulting primarily from these acquisitions accounted for under the purchase method of accounting, consist of the following (in thousands):

Definite Lived Intangible Assets

	December 31, 2010
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$1,363	$2,436	16
Non-compete agreements	4,087	4,072	15	5
Trade know how	1,341	810	531	8
Definite lived intangibles	$9,227	$6,245	$2,982	13.0

	December 31, 2011
	Acquired Value	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$1,608	$2,191	16
Trade know how	1,341	977	364	8
Definite lived intangibles	$5,140	$2,585	$2,555	13.0

Amortization expense is calculated on a straight line basis over the estimated useful life of the asset. The expense related to definite-lived intangible assets was $1,481, $666, and $427 for the years ended December 31, 2009, 2010, and 2011, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the year ended December 31,
Amount
2012	$413
2013	378
2014	308
2015	245
2016	245
Thereafter	966
$2,555

Indefinite Lived Intangible Assets

	December 31, 2010 and 2011
	Acquired Value	Current Year Impairment Charge	Cumulative Impairment Charges	Carrying Value
Trademark	$10,609	$-	$4,419	$6,190

In accordance with FASB ASC 350, the Company tests for goodwill impairment at least annually. The Company uses a measurement date of December 31. As a result of the annual impairment analysis, the Company recorded a non-cash goodwill impairment charge of $13,924 for the year ended December 31, 2009. The impairment was primarily attributable to weaker than expected financial performance and higher discount rates in both of the Company’s reporting units resulting in lower projected cash flows utilized in the discounted cash flow analysis. As of December 31, 2010 and 2011, the entire balance of goodwill was written off for the impaired reporting units.

The Company also performed the annual impairment test for indefinite-lived trademarks during the respective fourth fiscal quarters. The trademark impairment valuation is determined using the relief from royalty method. As a result of the impairment analysis for the year ended December 31, 2009, the Company recorded trademark impairment charges of $4,419 as a result of decreases in projected revenues and royalty rates for certain trademarks. There was no impairment charge for the years ended December 31, 2010 and 2011.

5.  Inventories

Inventories consist of the following (in thousands):

	December 31,
	2010	2011

Raw materials	$1,319	$1,339
Work-in-progress	537	800
Reserve for obsolescence	(3)	(3)
Inventory, net	$1,853	$2,136

6.  Property and Equipment

At December 31, 2010 and 2011, property and equipment consists of the following (in thousands):

	2010	2011

Equipment under capitalized leases	$1,818	$2,132
Machinery and equipment	14,258	15,793
Furniture and fixtures	867	717
Automobiles	104	124
Leasehold improvements	2,897	3,356
Total	19,944	22,122
Less: accumulated depreciation and amortization	(14,233)	(16,462)
Net book value	$5,711	$5,660
.
Depreciation and amortization expense related to property and equipment (including capitalized leases) was $3,770, $2,982, and $2,329 for the years ended December 31, 2009, 2010, and 2011 respectively. Equipment as of December 31, 2010 and 2011 included $1,818 and $2,132, respectively under capital lease agreements. Accumulated depreciation and amortization relating to those assets under capital leases totaled $135 and $530 as of December 31, 2010 and 2011, respectively.

7.  Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2010	2011

Accrued liabilities:
Compensation and other benefit accruals	$4,241	$2,066
Accrued interest on Series A Preferred Stock	-	434
Other accruals	3,133	2,581
Total accrued liabilities	$7,374	$5,081

8.  Income Taxes

Deferred income tax assets and liabilities were comprised of the following (in thousands):

	December 31,
	2010	2011

Deferred tax assets:
Net operating loss carryforwards	$93,273	$7,872
Allowance for doubtful accounts	86	123
Depreciable assets	1,495	1,236
Goodwill	5,771	5,269
Other intangible assets	1,589	1,408
Trademarks	134	-
Deferred vacation and bonus	669	164
Deferred occupancy costs	211	230
Inventory uniform capitalization	261	339
Stock-based compensation	637	637
Other	20	162
Total deferred tax asset	$104,146	$17,440

Deferred tax liability:
Trademark	-	(169)
Net deferred tax asset	104,146	17,271

Valuation allowance	(104,146)	(17,271)

Net deferred tax asset	$-	$-

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. In 1997 the Company experienced an ownership change for Federal income tax purposes, resulting in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income.  The annual limitation was determined by multiplying the value of the Company’s equity before the change by the long-term tax exempt rate as defined by the Internal Revenue Service. As a result of the transaction, the restricted net operating loss was subject to an annual limitation of $7,476. The Company adjusted its deferred tax asset to reflect the estimated limitation.

On March 21, 2011, Phoenix Acquisition Company II, L.L.C. (“Phoenix”), the holder of 5,000,000 shares or 69.3% of the Company’s outstanding common stock along with its parent entity Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), and certain of their affiliates (collectively, “Stonington”) completed the transfer of all 5,000,000 shares of common stock to Saints Capital VI, L.P. (“Saints”). This transaction constitutes a change of control as defined in Section 382 and resulted in an additional limitation in its ability to utilize its net operating loss carryforward as well as the ability to use certain unrealized built-in losses.  As a result of this change of control, the net operating losses and unrealized built-in losses are subject to an annual limitation of $698. The Company adjusted its deferred tax asset to reflect the estimated limitation as of March 31, 2011. At December 31, 2011, the Company had available U.S. Federal net operating loss carryforwards of $17,388 which expire at various dates beginning December 31, 2012. As of December 31, 2011, $13,963 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $3,425 is not restricted.

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

At December 31, 2009, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it is more likely than not that the Company will not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets and recorded deferred tax expense of $39,936 for the year ended December 31, 2009. At December 31, 2010 and 2011, based on consecutive years of taxable losses the Company determined that it should keep a full valuation allowance on its net deferred tax assets.

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Years ended December 31,
	2009	2010	2011

Continuing Operations:
Current	$(75)	$(126)	$(26)
Deferred	(11,803)	1,182	86,875
Net Change in Valuation Allowance	51,739	(1,182)	(86,875)
Total provision (benefit)	$39,861	$(126)	$(26)

The above is further comprised of the
following:
Federal	$-	$(369)	$-
State	(75)	243	(26)
Total current provision (benefit)	$(75)	$(126)	$(26)

Deferred tax expense (benefit), net of change in valuation allowance:
Federal	$42,627	$(723)	$-
State	(2,691)	723	-
Total deferred provision (benefit)	$39,936	$-	$-

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

	For the Years Ended December 31,
	2009	2010	2011

Statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(185.3)	(114.2)	3,574.8
Change in NOL limitation			(3,573.3)
Prior year true-ups	0.1	35.6	(.6)
State and local income taxes	7.7	24.5	(0.9)
Certain non-deductible expenses and other	(0.3)	6.9	(-)
Permanent differences	-	-	(33.9)
Effective tax rate	(142.8%)	(12.2%)	1.1%

9.  Debt

Debt is classified on the balance sheet as follows:

	December 31, 2010	December 31, 2011
Current:
Capital lease obligations	$286	$544
Revolving credit agreement	8,016	2,477
	8,302	3,021
Non-current:
Capital lease obligations	503	897
Mandatorily redeemable preferred stock	-	12,673
	503	13,570

Total	$8,805	$16,591

Mandatorily Redeemable Preferred Stock

On February 4, 2011, the Company issued 140,000 shares of a Series A Preferred Stock, par value $.01 per share, at an original issue price of $100 per share. The Series A Preferred was issued to Stonington as part of the consideration given in the redemption of all 346,163 outstanding shares of the Company’s Convertible Preferred Stock (see Note 10).  On March 21, 2011, Stonington completed the sale of all Series A Preferred to Saints in conjunction with the Stock Purchase Agreement dated February 18, 2011.

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

The Series A Preferred earns cumulative cash or stock dividends at the rate of 12% per annum, payable quarterly in arrears and accruing regardless of whether they are declared by the Board of Directors of the Company or funds are legally available to pay them.  Any dividends accrued and not paid by the Company in cash shall be paid in additional shares of Series A Preferred valued at $100 per share. If the Company does not pay dividends in cash equal to at least 8% per share per annum, the rate of the dividend will increase by 4% per annum to 16% per annum. On May 12, 2011, the Company paid $261 in cash related to dividends accrued from February 4, 2011 to March 31, 2011. On August 11, 2011, the Company paid $280 in cash and issued 1,400 shares of additional Series A Preferred at an original issue price of $100 per share in payment of interest accrued from April 1, 2011 to June 30, 2011. On November 9, 2011, the Company’s Board approved payment of the dividend for the three month period ended September 30, 2011 to be made with additional Series A Preferred shares in lieu of cash.  As noted above, given 100% of the payment was made in kind, the dividend rate for the payment was increased to 16% and the Company issued 5,630.4889 shares of Series A Preferred at an original issue price of $100 per share in payment of the dividend for the period on such date. As of December 31, 2011, the Company has accrued $434 for the fourth quarter interest payment.

The Company used the March 21, 2011 Stonington and Saints sale transaction as the basis for measuring fair value of the Series A Preferred. Stonington sold its 5,000,000 common shares and all 140,000 shares of the Series A Preferred to Saints for $14,500. The Company determined the fair value of the Series A Preferred Stock of $11,750 using the difference between the total transaction price and the fair value of the common stock as of the date of the Stock Purchase Agreement on February 18, 2011. The unamortized discount of $2,250 on the preferred stock will be amortized using the interest method over the 72 month term of the Series A Preferred. For the year ended December 31, 2011, the amortization of the discount of $220 was recorded as interest expense. The Company also incurred $1,061 of costs in relation to this transaction, which were recorded as deferred financing cost to be amortized over the term of the Series A Preferred.

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

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the LIBOR Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of December 31, 2011 the Base Rate plus 3% is 6.25%. The revolver is also subject to a 0.75% fee per annum payable quarterly on the undrawn amount.

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

On February 3, 2011, the Company entered into a Consent, Waiver and Amendment No. 1 (the “PNC Amendment”) to the PNC Agreement. The PNC Amendment consents to the transactions described in the Redemption Agreement between the Company and Stonington (see Note 12), waives certain covenants in order to permit the transactions, amends certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and imposes financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred.  The Facility includes a financial covenant requiring that the Company maintain a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward. The Company was in compliance with all covenants as of December 31, 2011.

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

On July 14, 2011, the Company entered into a letter of credit under the Facility in the amount of $350. The letter of credit was used to provide a security deposit on the real estate lease for the new facility in Carlstadt, NJ. On November 22, 2011, the Company entered into a letter of credit under the Facility in the amount of $1,500. The letter of credit was used to provide a security deposit on the real estate lease for the New York facility.   The letters of credit reduce the availability under the Facility by $1,850.

Capital Leases

During the second quarter of 2011, the Company entered into a new capital lease agreement totaling $781. The proceeds from the lease were used to finance the acquisition of production equipment. The lease has a 60-month term expiring in March 2016 and has a fixed annual rate of 6.75%.

During the third quarter of 2011, the Company entered into two new capital lease agreements totaling $292.  The proceeds from the lease were used to finance leasehold improvements to the new production facility in Carlstadt, NJ. Both leases have a 36-month term and have a fixed annual rate of 7.50%.

As of December 31, 2010 and 2011, the balance of all capital leases was $789 and $1,441, respectively, of which $286 and $544 is current, respectively.

10.  Commitments and Contingencies

Litigation Arising from the Saints Capital Granite, L.P. Proposal

In the first quarter of 2012, four class action lawsuits were filed by shareholders of the Company, naming as defendants Merisel, members of the Company’s Board of Directors, Saints Capital Granite, L.P (“Saints Capital Granite”), and its general partner, Saints Capital Granite, LLC (collectively, “Saints Capital”).  The lawsuits arose from a proposal received by Merisel on December 28, 2011 from Saints Capital Granite, the holder of approximately 69.3% of the outstanding shares of Common Stock of the Company and 100% of the outstanding shares of Series A Preferred Stock of the Company, to acquire all of the outstanding shares of Merisel at a price of $1.35 per share (the “Proposal”).

Plaintiffs generally alleged that the Board of Directors failed to adequately consider whether the Proposal maximizes shareholder value and, as such, the Board should have been enjoined from consummating the transaction.  Plaintiffs further averred causes of action for breach of fiduciary duty against the Board of Directors, breach of duty of loyalty against Saints Capital and certain individual directors of Merisel, and aiding and abetting such breaches of fiduciary duty against Merisel and Saints Capital.

On February 8, 2012, Saints Capital Granite withdrew its proposal.  All of the cases were voluntarily dismissed.

Other Matters

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), the Company informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, the Company received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion.  The parties are following the process set forth in the Crush APA for resolving such disputes through appointment of a third-party accounting firm (the “Arbitration Firm”), which will arbitrate the dispute.  If the Arbitration Firm finds that Crush Creative has met the performance criteria set forth in the Crush APA, the Crush Sellers will be entitled to a payment of up to $750.  Under the Crush APA, the Arbitration Firm’s determination is final, conclusive and binding.

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

The parties have agreed to the terms of a settlement.  Under the agreement, once the full settlement amount has been paid, a stipulation of dismissal with prejudice will be filed with AAA. The Company’s insurance carrier has provided coverage for certain costs and expenses incurred by the Company in defending this matter.  In addition, the insurance carrier contributed to the settlement. On December 16, 2011, the Company paid $90 related to the settlement.

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

In March 2011, the former President of Fuel filed a civil complaint against the Company and two of its officers in the Supreme Court of the State of New York, New York. The plaintiff alleges causes of action for breach of the Employment Agreement, breach of the APA, defamation, tortious interference with prospective business relations, violation of New York Labor Law § 191(3), abuse of process and prima facie tort.  The plaintiff seeks compensatory damages of at least $3,000, plus unspecified punitive damages.  The Company has answered the complaint, asserting various affirmative defenses, and denied liability.  The parties are currently engaged in discovery.

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

The Company leases certain of its facilities and equipment under non-cancelable operating leases with various expiration dates through 2021.  On June 20, 2011, the Company entered into a lease for 77,000 square feet of industrial and graphic production space, with use of outside loading and parking facilities, in Carlstadt, New Jersey.  The lease has a 126-month term expiring in December 2021, with an annual base rent obligation ranging from approximately $650 to $700 per year through the lease term, exclusive of real estate tax and operating expense pass throughs estimated at $165 per year in year one. The lease also included $575 of landlord allowances, which will be recognized as reductions of rental expense on a straight-line basis over the term of the lease.  The lease grants the Company an option, exercisable in 2012, to lease an additional 24,000 square feet of adjacent industrial and warehouse space on the same terms per square foot.

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

On February 4, 2011, pursuant to the Redemption Agreement entered into on January 19, 2011, the Company redeemed all 346,163 outstanding shares of the Company’s Convertible Preferred Stock for consideration of $17,500, consisting of $3,500 paid out of the cash balance at December 31, 2010, plus the issuance of 140,000 shares of a Series A Preferred Stock. The Series A Preferred is classified as debt (see Note 8).  The Convertible Preferred Stock redeemed had a value of $34,616 and any difference between the consideration paid out and issued was recorded against additional paid in capital.

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

12.  Stock Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At December 31, 2011, 51,839 shares were available for grant under the 1997 Plan, and 500,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

Stock Options

The Company awarded 300,000 stock options to its Chief Executive Officer in November 2004 under the 1997 Plan.  There have been no stock options granted since November 2004 grant through December 31, 2011. There was no related compensation expense for the years ended December 31, 2009, 2010, and 2011. As of December 31, 2011, 300,000 options remain outstanding under the 1997 Plan.

The following summarizes the aggregate activity in all of the Company’s plans for the three years ended December 31, 2011:

	2009		2010		2011
	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price
Outstanding at beginning of year	300,000	8.33	300,000	8.33	300,000	8.33
Granted	-	N/A	-	N/A	-	N/A
Exercised	-	N/A	-	N/A	-	N/A
Canceled	-	N/A	-	N/A	-	N/A
Outstanding at end of year	300,000	8.33	300,000	8.33	300,000	8.33
Options exercisable at year end	300,000		300,000		300,000
Weighted average fair value at date of grant of options granted during the year	N/A		N/A		N/A

There is no total intrinsic value of options outstanding or exercisable at December 31, 2011.

Restricted Stock Grants

On December 13, 2006, the Company awarded 185,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, was recorded over the related three-year vesting period starting in December 2006. Compensation expense was $180 for the year ended December 31, 2009. There was no expense for the years ended December 31, 2010 and 2011.

During 2007, the Company awarded 17,500 shares of restricted stock to key officers and employees under the 1997 Plan. Compensation expense, measured by the fair value at the grant date of the Company’s common stock issuable in respect of the units, will be recorded over the related three-year vesting period. Compensation expense was $10 and $4 for the years ended December 31, 2009 and 2010, respectively. There was no expense for the year ended December 31, 2011.

The Company has not awarded any restricted stock grants since August 2007. As of December 31, 2011, all restricted stock grants were fully vested. As of December 31, 2011, there was no unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.

Benefit Plan

The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions at the discretion of the Board of Directors. In January 2009, the Board of Directors elected to discontinue the Company’s matching contribution. The Company's contributions vest 25% per year. The Company contributed $20, $0 and $0 to the plan during the years ended December 31, 2009, 2010 and 2011, respectively. The contributions to the 401(k) plan were in the form of cash.

Stock Repurchase Program

The Company announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of December 31, 2011, the Company had repurchased a total of 1,238,887 shares, for an aggregate cost of $1,944, which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. The Company did not repurchase any shares during 2010 or 2011. During 2009, the Company purchased 150,706 shares at an aggregate cost of $136.  The Company’s agreement with PNC dated August 13, 2010, does not allow for the repurchase of the Company’s common stock.

13.  Earnings (Loss) Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with FASB ASC 260-10 (FAS No. 128, “Earnings Per Share”).  Basic earnings (loss) per share is calculated using the average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.  Diluted earnings (loss) per common share for 2009 and 2010 do not include the effects of 45,104 and 1,017 shares of restricted stock as the effect of their inclusion would be anti-dilutive.  As of January 1 2011, all shares of restricted stock were fully vested, as such there was no share exclusion to the common share calculation for 2011.  The convertible preferred stock and stock options are anti-dilutive, and as such, are excluded from diluted earnings per share calculations.

The following tables reconcile the weighted average shares used in the computation of basic and diluted EPS and income available to common stockholders for the income statement periods presented herein (in thousands):

	For the Years Ended December 31,
Weighted average shares outstanding	2009	2010	2011
Basic	7,202	7,214	7,215
Diluted	7,202	7,214	7,215

	2009	2010	2011
Income (loss) from operations	$(67,779)	$1,161	$(2,451)
Preferred stock dividends	2,436	2,636	-
Loss available to common stockholders	$(70,215)	$(1,475)	$(2,451)

14.  Subsequent Events

The Company currently leases the 1st through 5th floors at its New York City (“NYC”) location.  During the month of January, 2012 the Company relocated and consolidated its NYC  manufacturing and production operations to Carlstadt, New Jersey.  Various creative services, sales, marketing and admin activities remain in the NYC location.

On March 28, 2012, the Company completed negotiations with its NYC landlord to terminate its current leases for  the 1st through 4th floors (“Termination Agreement”) and entered into a new lease to move its remaining activities to the 8th floor in the same building.

Under the terms of the Termination Agreement, the Company agreed to (i) continue to pay rent at its current annual rate, as well as, certain related charges under the current leases through December 31, 2012, (ii) pay a one-time settlement payment of $125 to satisfy its restoration obligations and other disputed charges under the current leases upon execution of the agreement, and (iii), make an additional single payment  termination fee of $850 on December 31, 2012.

Under the terms of the new lease, the Company  will  rent the 8th floor at an annual base rent of $1,139 beginning January 1, 2013.  The Landlord agreed to rent concessions through December 31, 2012 and to reimburse the Company for up to $1,084 in costs expended by the Company in its build-out of the 8th floor, which work is scheduled to be completed by September 30, 2012. The Company’s sublease for the 5th floor terminated on December 31, 2011; and has extended its occupancy of that space through an interim lease agreement with the Landlord at the rate of $15 per month until its move to the 8th Floor, and will retain the basement space through the end of 2012 at the rate of $2 per month.

The Company vacated most of the 1st thorough 4th floors during the 1st quarter of 2012 as it relocated and consolidated its manufacturing and production operations at its new 77,000 square feet facility in Carlstadt, New Jersey. The Company will relocate remaining functions, currently housed in a portion of the Existing Premises, plus the Company’s executive and sales offices located on the 5th Floor, to the New Premises when work on the 8th Floor is completed, on or about September 30, 2012. In the event the Company does not vacate the 3rd, 4th and 5th floors by September 30, 2012, it may be subject to additional charges at the rate of $3 per day.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

NA

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B.    Other Information.

Submission of Matters to a Vote of Security Holders

The Company convened its 2011 Annual Meeting of Stockholders on December 14, 2011.

The following matters were submitted to a vote of security holders at the annual meeting:

1.	Election of nominees as directors to the Board of Directors. Each of the nominees listed below was elected for a one-year term by the vote count set forth next to his name:

Nominee	Votes For	Votes Withheld
Kenneth B. Sawyer	5,558,338	222,585
Terry A. Tevis	5,574,940	205,983
Joseph Yang	5,558,328	222,595
Bradley J. Hoecker	5,584,906	196,017
Donald R. Uzzi	5,568,294	212,629

2.
The stockholders also voted upon and approved a proposal to ratify the appointment of BDO USA, LLP as the Company’s independent registered public accounting firm for 2011.  The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
6,606,966	75,485	7,291	-

Entry into Material Definitive Agreement; Termination of a Material Definitive Agreement

On March 28, 2012 Merisel entered into a 10-year lease (the “New Lease”) with 132 West 31st Street Property Investors II, LLC (“Landlord”), a Delaware limited liability company, which is the owner of the building located at 132 West 31st Street (also known as 127 West 30th Street and 31 Penn Plaza), New York, New York (the “Building”) where the Company and its predecessors have maintained its offices and production facilities since 1998.  Landlord is an affiliate of Savanna Real Estate Fund, a New York based real estate investment entity which acquired the Building in September 2011. Pursuant to the New Lease, the Company agreed to lease approximately 27,109 rentable square feet (the “New Premises”), constituting the entire 8th floor of the Building at a fixed rent ranging from $1,138,578 for the year beginning January 1, 2013, with annual increases of 2% plus a $4.00 per square foot increase beginning on January 1, 2018, reaching $1,478,080.72 in year 10.  In addition to fixed rent, the Company is responsible for its pro-rata share of increases in real estate taxes plus electric and miscellaneous additional charges.

In connection with the New Lease, the Landlord agreed to rent concessions through December 31, 2012 and to reimburse the Company for up to $1,084,360 in costs expended by the Company in its build-out of the New Premises, which work is scheduled to be completed by September 30, 2012.

 On March 28, 2012, the Company also entered into Termination Letters with the Landlord (the “Termination Letters”) pursuant to which it terminated its existing leases (the “Existing Leases”) for a portion of the ground floor and basement, plus the entire  2nd floor, 3rd floor and 4th floors of the Building (the “Existing Premises”). Pursuant to the Termination Letters, the Company agreed to vacate the entire ground and second floor, plus the majority of the 3rd and 4th floors, on or prior to March 30, 2012.  It agreed to vacate the remainder of the Existing Premises, along with the entire 5th Floor, on or prior to September 30, 2012. In settlement of its obligations under the Existing Leases, which committed the Company to payments of rent and additional charges on approximately 52,600 square feet through December 31, 2014 and an additional approximately 25,000 square feet through April 30, 2013, the Company agreed to pay the Landlord all rent and additional charges on the Existing Premises through December 31, 2012, a total of $2,139,261.25, plus a single payment of $850,000 at December 31, 2012 (the “Termination Payments”).  Concurrently with signing the Termination Letters, the Company paid a settlement of $125,000 to satisfy its restoration obligations and disputed water charges under the Existing Leases.  The Company’s sublease for the 5th Floor terminated on December 31, 2011; it has extended its occupancy of that space through an interim lease agreement with the Landlord at the rate of $14,713.30 per month until its move to the 8th Floor, and will retain the basement space through the end of 2012 at the rate of $2,107.51 per month, which amounts are not included in the Termination Payments.

The Company vacated most of the Existing Premises during the 1st quarter of 2012 as it relocated and consolidated its manufacturing and production operations at its new 77,000 square feet facility in Carlstadt, New Jersey. Charges relating to the consolidation will be reflected in the Company’s Quarterly Report on Form 10-Q for the 1st quarter of 2012.  The Company will relocate remaining functions, currently housed in a portion of the Existing Premises, plus the Company’s executive and sales offices located on the 5th Floor, to the New Premises when work on the 8th Floor is completed, on or about September 30, 2012. In the event the Company does not vacate the 3rd, 4th and 5th floors by September 30, 2012, it may be subject to additional charges at the rate of $3,162.72 per day.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

As described in the Company’s Current Report on Form 8-K filed on March 25, 2011, Stonington Capital Appreciation 1994 Fund, L.P. and certain of its affiliates (together, “Stonington”) completed the transfer of a majority of the Company’s shares to Saints Capital VI, L.P., an affiliate of Saints Capital LLC (together with their affiliates, “Saints”).  In connection with the closing of the transaction, Albert J. Fitzgibbons III and Bradley J. Hoecker resigned from the Company’s Board of Directors effective March 21, 2011, and Edward A. Grant, Ronald P. Badie and Lawrence J. Schoenberg, who were not affiliated with Stonington, resigned effective March 23, 2011.  On the same date, Kenneth B. Sawyer and Joseph Yang were elected to the Board as nominees of Saints, and Bradley J. Hoecker and Terri A. Tevis were elected as independent directors.   .

The following table sets forth the names, ages as of March 30, 2012 and positions of those individuals who currently serve as executive officers and directors of the Company.

Name	Age	Position
Donald R. Uzzi (1)	59	Chairman of the Board, Chief Executive Officer and President
Victor L. Cisario	50	Executive Vice President, Chief Financial Officer, and Corporate Secretary
Michael A. Berman	53	Chief Client Officer
Bradley J. Hoecker (2) (3)	50	Director
Kenneth B. Sawyer (1)	47	Director
Terry A. Tevis (1) (2) (3)	70	Director
Joseph Yang (2)	53	Director

(1)	Member of Nominating Committee.

(2)	Member of Compensation Committee.

(3)	Member of Audit Committee.

For each director of the Company, the following sets forth the name, age as of March 30, 2012, principal occupation for at least the past five years and the names of any other public companies for which the director served in directorship capacity in the last five years:

Donald R. Uzzi, 59, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005. From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation. From July 1998 to July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation. Prior to 1996, Mr. Uzzi held the position of President of the Gatorade North America division of Quaker Oats.  Mr. Uzzi brings to the Board extensive experience in management, marketing, and operations.

Bradley J. Hoecker, 50, was a member of the Board of Directors from December 1997 to March 21, 2011, and was re-elected to the Board of Directors on March 23, 2011.  Mr. Hoecker has been a Partner and director of the general partner entity of Stonington Capital Appreciation 1994 Fund L.P. (“Stonington”) and a Partner and director of Stonington Partners II, Inc. since 1997. Stonington, through its affiliates, owned approximately 69% of the Company’s common stock and all of the Company’s preferred stock until Stonington sold all of its equity in the Company to Saints on March 21, 2011.  Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington since 1993. He was a consultant to Merrill Lynch Capital Partners from 1994 to December 2000 and was an associate in the Investment Banking Division of Merrill Lynch Capital Partners from 1989 to 1993. Mr. Hoecker has also served as a director of Obagi Medical Products, Inc.  Mr. Hoecker’s extensive experience in private equity and investment banking makes him well-qualified to serve on the Company’s Board of Directors.

Kenneth B. Sawyer, 47, has been a member of the Board of Directors since March 23, 2011. He is a managing member of Saints Capital VI, LLC and Saints Capital Granite, LLC, the general partner entities of Saints Capital VI, L.P. and Saints Capital Granite, L.P., respectively. Mr. Sawyer is a co-founder and serves as manager or managing director of various entities of Saints Capital (together with its affiliates, “Saints”). Saints is a venture capital and private equity firm founded in 2000 which operates through its affiliated limited partnerships and management entities to provide liquidity for investors and founders of private companies. Saints affiliated entities have acquired investments in over 300 companies. Today, Saints manages over one billion dollars, which has been invested in companies in the technology, healthcare, consumer and industrial industries. With offices in San Francisco and London, and many investments in Asia, Saints is the largest global direct secondary firm in the world. Mr. Sawyer is also a director for numerous private companies, including KXEN, Intagio Corporation (owner and operator of Perfect Escapes), Alliance Consulting, Acsis Incorporated and Laureate Biopharmaceuticals, Inc., and serves on the board of the Hope Street Group, a Washington D.C. based non-partisan public policy organization. Mr. Sawyer has been selected as a member of the Forbes Midas list, where he was recognized as one of the top 100 investors in venture capital globally. Prior to 2000, Mr. Sawyer worked in several investment banking positions including Volpe Brown Whelan & Co., Colman Furlong & Co. and Morgan Stanley & Co. Mr. Sawyer received a B.S. in Industrial Engineering from Stanford University and an M.B.A. from the Stanford University Graduate School of Business. Mr. Sawyer offers the Board broad perspective having accumulated years of private equity experience globally across a wide range of industries and experience serving on the boards of several privately-held companies.

Terry A. Tevis, 70, has been a member of the Board of Directors since March 23, 2011.  He is the President of T.A. Tevis & Company, LLC, a Connecticut-based consulting firm founded in 2003 (“Tevis & Co.”).  Tevis & Co. provides turnaround services and new marketing initiatives to commercial printers and their suppliers, advises private equity firms in print related investments and, for the past six years, has been the leading graphic services advisor to the Gerson Lehrman client base. Prior to 2003, Mr. Tevis spent more than 30 years in leadership roles within commercial print. From March 2002 to 2003, Mr. Tevis served as Chief Executive Officer of Pluzynski Associates, Inc., a leading agency for design and production of catalogs, direct mail and collateral communications. He served from 1999 to 2000 as President of the Digeno.com eCommerce Business Unit of R.R. Donnelly & Sons, Inc., from 1998 to 1999 as President and CEO of Printing Arts America, Inc., a roll-up entity in the print industry and from 1992 to 1997 as Business Unit President of catalog and direct mail units of R.R. Donnelley & Sons, Inc. He was inducted into the Printing Industry Hall of Fame in 1999.  Mr. Tevis currently is an adjunct professor at New York University’s Graduate School in Graphic Services.  Mr. Tevis received his B.S. in Industrial Engineering and M.B.A. from San Jose State University and served for two years as a Lieutenant in the US Army.  Mr. Tevis’ vast leadership experience in the industry makes him an exceptionally valued member of the Board of Directors.

Joseph Yang, 53, has been a member of the Board of Directors since March 23, 2011.  He joined Saints in 2008 as a Venture Partner.  From 2003 to 2008, Mr. Yang was employed at Capital Source Finance where he originated and executed over $300 million of debt transactions and served as Head of Mergers & Acquisitions.  For the ten years prior to 2003, Mr. Yang served as Principal of Hellman & Friedman and Managing Director of Hellman & Friedman Asia.  There, he made direct investments in and oversaw a number of companies as a board member across multiple industries including media, telecommunications, logistics, financial services and branded consumer products.  Prior to 1993, Mr. Yang worked as an investment banker for Baring Brothers and spent several years leading corporate development efforts for international cellular telecommunication companies.  Mr. Yang received a B.A. in Economics from the University of California, Berkeley, and a M.B.A. from The Wharton School of the University of Pennsylvania.  Mr. Yang’s demonstrated knowledge and experience with investment banking, private equity and financial transactions make him a valued member of the Board.

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

The Company has not changed its procedures for the identification, nomination and election of directors since they were described in the Proxy Statement with respect to its Annual Meeting held in December 2011.

The following individuals are the Company’s Executive Officers:

Donald R. Uzzi, 59, as discussed in more detail above, has served as Chief Executive Officer and President since November 2004 and as a member of the Board of Directors since December 2004.

Victor L. Cisario, 50, has served as Merisel’s Executive Vice President and Chief Financial Officer since June 2009 and Corporate Secretary since April 2010.  He joined Merisel from Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses, where he had served as Chief Financial Officer since January 2008.  At Outside Ventures, LLC, Mr. Cisario was responsible for all financial reporting, budgeting and financial strategy.  In 2007, Mr. Cisario worked as a consultant for various private companies.  Mr. Cisario was the Chief Financial Officer of Fuel Digital, Inc. from 2002 until Merisel’s acquisition of Fuel Digital, Inc. in 2006.  At Fuel Digital, Inc., Mr. Cisario created the financial strategy of the company, handled all banking relations, implemented budgeting procedures, created and implemented internal control procedures and oversaw financial reporting.

Michael A. Berman, 53, has served as Merisel’s Chief Client Officer since December 17, 2010, after serving as a consultant for the Company since November 2009.  Prior to joining Merisel, from 2007 to 2009, Mr. Berman served as Chief Operating Officer of Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses.  At Outside Ventures, he was responsible for business strategy and execution, sales, operations, technology and strategic partnerships.  Mr. Berman also engaged in several business turnaround consulting projects in 2008 and 2009.   Between 2005 and 2007, he served as Director and Chief Operating Officer of Meridian Capital Group LLC, a leading commercial mortgage banker, where he was responsible for sales, operations, budgeting, technology and strategic partnerships.  Mr. Berman also served as Chief Executive Officer/Managing Director for CPath Solutions, a professional organization that provided consulting and management services for start-up and troubled businesses, where he created and executed business strategy with full responsibility for all aspects of CPath Solution’s business operations.   Mr. Berman started his career at Airborne Express and has held numerous senior leadership and executive positions across a range of business-to-business service sector industries.

Certain Legal Proceedings

On May 15, 2001, the SEC filed a civil action (SEC v. Dunlap et al., S.D. Fla. (Case No. 01-8437) (Middlebrooks)) against Mr. Uzzi alleging violations of the federal securities laws in connection with his role as executive vice president of Sunbeam Corporation.  On January 23, 2003, Mr. Uzzi entered into a consent and undertaking (the “Consent and Undertaking”) with the SEC.  Pursuant to the Consent and Undertaking, Mr. Uzzi agreed, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment (i) permanently enjoining him from violating Section 17(a) of the Securities Act of 1933 and from violating or aiding and abetting violations of Sections 10(b), 13(a), 13(b)(2)(A),13(b)(2)(B) and 13(b)(5) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder, and (ii) pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act, the payment of a $100,000 civil penalty. The final judgment was entered on January 27, 2003 (the “Final Judgment”).  The Board of Directors of the Company carefully reviewed the Consent and Undertaking and the Final Judgment prior to hiring Mr. Uzzi, and determined that the terms therein did not present a legal obstacle to the Company’s hiring Mr. Uzzi.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.  Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2011, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which also includes the code of ethics that applies to the Company’s finance professionals as required by SEC rules and regulations.  The Code of Business Conduct can be found on the Company’s website www.merisel.com.

Audit Committee

The Board of Directors maintains an Audit Committee that is currently comprised of Mr. Hoecker, who chairs the Committee, and Mr. Tevis.  The Board of Directors has determined that Messrs. Hoecker and Tevis are both independent Directors as defined by the SEC and NASDAQ.  Messrs. Grant and Shoenberg, who were the Audit Committee’s “audit committee financial experts,” resigned from the Board on March 21, 2011.  The Audit Committee has not appointed a new “audit committee financial expert,” as defined by SEC rules. The Board has determined that Messrs. Hoecker and Tevis possess appropriate experience in financial matters for a company the size of Merisel.

Item 11.    Executive Compensation

Summary of Executive Compensation 2010-2011

The following table sets forth the compensation of the Company’s Chief Executive Officer and each of the other two most highly compensated executive officers for services in all capacities to the Company in 2010 and 2011, except as otherwise indicated.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald R. Uzzi Chief Executive Officer and President	2010 2011	360,000 450,000	666,800 25,000	-- --	-- --	-- --	-- --	- -	1,026,800 475,000
Victor L. Cisario Executive Vice President and Chief Financial Officer	2010 2011	202,500 300,000	,239,400 15,000	-- --	-- --	-- --	-- --	- -	441,900 315,000
Michael A. Berman Executive Vice President and Chief Client Officer	2010 2011	11,700 300,000	239,400 -	-- --	-- --	-- --	-- --	207,700 (3), -	458,800 300,000

(1)	The dollar amount represents the amounts recognized in 2010 and 2011 on the accrual basis.

(2)	No stock awards were made in 2010 or 2011. Amounts recognized for financial reporting purposes for those years were reported in the Company’s Form 10-K..

(3)
On December 17, 2010, Mr. Berman officially joined the Company as its Chief Client Officer after serving as a consultant for the Company since November 2009. Mr. Berman’s Other Compensation for2010 consisted of management consulting fees.

Narrative to Summary Compensation Table

No stock option or non-equity incentive awards were made to the named executive officers in 2010 or 2011.  For 2010, Mr. Uzzi and Mr. Cisario agreed to a ten percent decrease of their annual salaries, consistent with a Company-wide salary decrease.  The performance bonus awards listed in the above table for 2010 and 2011 were paid in the spring of 2011 and 2012, respectively.

Outstanding Equity Awards at December 31, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)	Equity Incentive Plan Awards: umber of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald R.Uzzi	100,000 100,000 100,000	- - -	- - -	5.00 8.00 12.00	11/22/2014 11/22/2014 11/22/2014	-	-	-	-
Victor L. Cisario	-	-	-	-		-	-	-	-
Michael A. Berman	-	-	-	-		-	-	-	-

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

Executive Employment, Termination and Change of Control Arrangements

CEO Compensation, Termination and Change of Control Arrangements

Donald R. Uzzi serves as the Chief Executive Officer and President of the Company pursuant to an employment agreement dated November 22, 2004, as amended in March 2006, January 2008, June 2009 and December 2010.  Mr. Uzzi’s base salary pursuant to his agreement was $400,000 in 2010; effective as of January 1, 2011, his base salary is $450,000 per year.  The base salary increases to $500,000 upon an attainment by the Company of earnings before taxes of at least $15,000,000 on a rolling four-quarter basis.  Mr. Uzzi also is eligible for an annual bonus with a target level of 100% of his base salary, to be awarded based on such criteria as may be determined by the Board of Directors or the Compensation Committee. Such criteria may include a combination of the achievement by the Company of specified financial performance goals as well as achievement by Mr. Uzzi of specified performance targets.  The decision as to whether to award an annual bonus is in the sole discretion of the Board of Directors or the Compensation Committee.  For calendar year 2010, Mr. Uzzi received an annual bonus award of $666,800.  For calendar year 2011, Mr. Uzzi received an annual bonus award of $25,000.  In the first quarter of 2012, Mr. Uzzi’s vested 100,000 stock options with an exercise price of $12.00 per share were cancelled and replaced with a new grant of vested 100,000 stock options with an exercise price of $1.35 per share and an expiration date of November 22, 2016.

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

Compensation, Termination and Change of Control Agreements of Other NEOs

Victor L. Cisario serves as Merisel’s Chief Financial Officer and Executive Vice President of Finance pursuant to an employment agreement dated May 6, 2009, as amended in December 2010.  The employment agreement provides for a base salary of $210,000 per year during 2010.  Mr. Cisario’s base salary was increased to $300,000 as of January 1, 2011.  The employment agreement also provides for an annual target cash bonus equal to 40% of the base salary, with such potential bonus to be determined by Merisel’s Board of Directors or its Compensation Committee in its sole discretion.  Mr. Cisario is eligible to participate in the Company’s benefit plans on the same terms as the Company’s other senior executives.  Mr. Cisario’s employment with the Company is at will, provided that he will be entitled to receive (i) a severance payment in the amount equal to six months of base salary if the Company terminates him without cause (as defined in the employment agreement), and (ii) a severance payment in the amount equal to 12 months of base salary if the Company terminates him without cause with a change of control.  The employment agreement also includes customary confidentiality, non-compete and non-solicitation provisions. For calendar year 2010, Mr. Cisario received an annual bonus award of $239,400. For calendar year 2011 , Mr. Cisario received an annual bonus award of $15,000. In the first quarter of 2012, Mr. Cisario received an award of 100,000 stock options with an exercise price of $1.35 per share, vesting in four equal annual installments.

Michael A. Berman serves as Merisel’s Chief Client Officer pursuant to an employment agreement dated December 17, 2010.  Mr. Berman’s employment agreement provides for a base salary of $202,500 per year through December 31, 2010 and $300,000 beginning January 1, 2011, and an annual target cash bonus equal to 40% of the base salary, with such potential bonus to be determined by Merisel’s Board of Directors or its Compensation Committee in its sole discretion.  Mr. Berman’s employment with the Company is at will, provided that he is entitled to receive (i) a severance payment in the amount equal to six months of base salary if the Company terminates him without “cause” (as defined in the employment agreement) and (ii) a severance payment in the amount equal to 12 months of base salary if the Company terminates him without cause within one year following a change of control.  The employment agreement also includes customary confidentiality, non-compete and non-solicitation provisions. For calendar year 2010, Mr. Berman received an annual bonus award of $239,400. In the first quarter of 2012, Mr. Berman received an award of 50,000 stock options with an exercise price of $1.35 per share, vesting in four equal annual installments.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2011, information relating to the compensation of each director of the Company who served during the fiscal year and who was not a named executive officer. Compensation received or accrued by Donald R. Uzzi, Chief Executive Officer and President of the Company and Chairman of the Board of Directors, is fully reflected in the tables above.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward A. Grant	$107,627	-	-	-	-	-	$107,627
Lawrence J. Schoenberg	$105,727	-	-	-	-	-	$105,727
Ronald P. Badie	$113,722	-	-	-	-	-	$113,721
Albert J. Fitzgibbons III	$50,848	-	-	-	-	-	$50,848
Bradley J. Hoecker	$94,166	-	-	-	-	-	$94,166
Terry A. Tevis	$35,014						$35,014
Ken B. Sawyer	$26,111						$26,111
Joseph Yang	$26,111						$26,111

(1) Includes $25,200 cash payments to non-employee Directors Badie, Grant and Schoenberg and the $6,348 cash payments to Directors Fitzgibbons and Hoecker upon “Change of Control.”  These amounts were paid in cash in March 2011 and related to the cash grant in lieu of restricted stock granted in December 2010.

Narrative to Director Compensation Table

The above table lists compensation paid to (i) former directors Edward A. Grant, Lawrence J. Schoenberg and Ronald P. Badie, who resigned from the Company’s Board effective March 23, 2011, and Albert J. Fitzgibbons III and Bradley J. Hoecker, who resigned from the Company’s Board effective March 21, 2011, and (ii) current directors Kenneth B. Sawyer and Joseph Yang, who were nominated by Saints, and Bradley J. Hoecker, who was re-elected to the Company’s Board as independent director along with Terry A. Tevis on March 23, 2011.

All cash and stock awards described in the above table were paid to the Company’s non-employee directors pursuant to the Company’s compensation plan for non-employee directors, which was first adopted by the Board of Directors in 2005 (the “Old Compensation Plan”).  On April 27, 2011, the Board of Directors approved a new compensation plan for the non-employee directors (the “New Compensation Plan”).

Under the New Compensation Plan, Messrs. Hoecker, Sawyer, Tevis and Yang were each granted cash compensation of $50,000 per annum, to be paid quarterly.  Mr. Hoecker, as Chair of the Audit Committee, receives an additional $8,000 per annum, also payable quarterly.  In addition, for each month in which a special committee of independent directors is convened and operating, Mr. Hoecker, who serves as chair, received $5,000 per month and Mr. Tevis received $4,000 per month in additional compensation.

Pursuant to the Old Compensation Plan, beginning in 2006, each non-employee director was entitled to receive an annual retainer fee of $30,000 and additional payments of $1,500 for each Board of Directors meeting attended ($500 for meetings held telephonically after four telephonic meetings per year, which are included in the annual retainer), $2,000 quarterly for acting as the chairman of the Audit Committee of the Board of Directors, $1,000 quarterly for acting as the chairman of any other Committee of the Board of Directors, $1,250 quarterly for acting as lead director (a position created in the third quarter of 2005) and $500 for each Committee meeting attended, plus reimbursement for travel expenses incurred in attending Board of Directors and Committee meetings.  In addition, beginning in 2006, non-employee directors were entitled to an annual grant of restricted stock with a fair market value of $28,000 as determined at the date the grant is authorized, which vests on the first anniversary of the date of grant. If a director leaves for any reason, other than a change of control, prior to vesting, all unvested shares are forfeited.

During 2008, the market price of the Company’s publicly-traded Common Stock dropped and the Compensation Committee determined that a December 2008 stock award in the amount of $28,000 worth of Common Stock to each non-employee director would have had a disproportionately dilutive effect upon the Company’s outstanding shares of Common Stock as each non-employee director of the Company would have been entitled to receive more than five times the number of shares that had been issued to him in previous years. After consulting with the Company’s outside counsel and outside compensation consultant, the Compensation Committee recommended to the Board of Directors to amend the non-employee directors’ compensation plan for 2008 and the Board adopted the Compensation Committee’s recommendation.  The amendment replaced the scheduled 2008 restricted stock grant to each director with a $28,000 contingent cash grant, which grant vested upon the same terms as the restricted stock one year after the date of grant and was contingent upon the non-employee director remaining on the Board through such vesting date.

In 2009, the Board extended the amendment for 2009 to replace the restricted stock grant to each director with a $28,000 cash grant to vest upon the same terms as the restricted stock in December 2010.

In December 2009 the Board of Directors also adopted a 10% reduction of the non-employee director compensation plan for 2010, consistent with a Company-wide 10% salary decrease.  Accordingly, the 2010 compensation plan consisted of (i) $27,000 annual retainer fee, (ii) an annual grant of restricted stock with a fair market value of $25,200, and (iii) $1,350 for each Board of Directors meeting attended ($450 for meetings held telephonically after four telephonic meetings per year, which are included in the annual retainer), $1,800 quarterly for acting as the chairman of the Audit Committee of the Board of Directors, $900 quarterly for acting as the chairman of any other Committee of the Board of Directors, $1,125 quarterly for acting as lead director and $450 for each Committee meeting attended.

In October 2010, the Compensation Committee determined that a 2010 December restricted stock award of $25,200 to each director would have a similarly dilutive effect on the Company’s outstanding Common Stock as the respective $28,000 restricted stock awards would have had in 2008 and 2009, and the Compensation Committee approved to replace the scheduled 2010 restricted stock grant to each director with a $25,200 cash grant to vest upon the same terms as the restricted stock in December 2011.  In November 2010, the Board of Directors formed a special committee of independent directors Badie, Grant and Schoenberg (the “Special Committee”) to evaluate and negotiate any alternatives and proposals in connection with the expiration of the term of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”).  The Board of Directors approved that instead of the regular committee fees, members of the Special Committee would be compensated at $8,000 per month and the chair of the Special Committee, Mr. Badie, would be compensated at $10,000 per month.

In December 2010, the Board of Directors granted the non-employee directors $25,200 cash grant to vest in December 2011 if the director remains on the Board through the vesting date, provided that in the event there was a “change in control” (as defined in the Company’s 2008 Stock Award and Incentive Plan) prior to the vesting date and the director remained on the Board through the effective date of such change in control, (i) 100% of the restricted cash grant would vest and be paid on the effective date of the change in control to Messrs. Badie, Grant and Schoenberg, and (ii) $69.00 per day for each day served on the Board from December 20, 2010 through such effective date of the change in control would vest and be paid to Messrs. Fitzgibbons and Hoecker.  Accordingly, Messrs. Badie, Grant and Schoenberg each received a $25,200 cash payment and Messrs. Fitzgibbons and Hoecker each received a $6,348 cash payment in March 2011 upon the change in control described in the section entitled “Change of Control” included on page 57 of this report.

Other than the foregoing provisions, the Company does not have a uniform policy or agreement concerning payments to directors upon their departure from the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 30, 2012, as to shares of our common stock beneficially owned by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our current directors, our Chief Executive Officer and the named executive officers (as defined in Item 402 (m)(2)(ii) of Regulation S-K) and (iii) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

	Shares Beneficially Owned
Name	Number	Percentage

Saints Capital Granite, L.P. (1)	5,000,000	66.54%
475 Sansome Street, Suite 1850
San Francisco, CA 94111
Bradley J. Hoecker	18,714	*
Kenneth B. Sawyer (2)	-	*
Terry A. Tevis	-	*
Joseph Yang	-	*
Donald R. Uzzi (3)	530,000	7.05%
Victor L. Cisario (4)	25,000	*
Michael A. Berman (5)	12,500	*
All Directors and Executive Officers as a Group	586,214	7.35%
(7 Persons)

*Represents less than 1%

(1)
As disclosed in a Schedule 13D/A filed May 20, 2011, Saints Capital Granite, L.P. owns directly 5,000,000 shares of Common Stock, and Saints Capital Granite, LLC, in its capacity as the general partner of Saints Capital Granite, L.P., may be deemed to be the beneficial owner of 5,000,000 shares of Common Stock of the Company, representing approximately 69.3% of the shares of Common Stock outstanding.  Each of Saints Capital Granite, L.P. and Saints Capital Granite, LLC may be deemed to be the beneficial owner (with sole voting and dispositive power) of 5,000,000 shares of Common Stock representing approximately 69.3% of the shares of Common Stock outstanding.

(2)
Mr. Sawyer is a managing member of Saints Capital Granite, LLC, and may therefore be deemed to beneficially own 5,000,000 shares of common stock beneficially owned by Saints Capital Granite, L.P.  Mr. Sawyer disclaims such beneficial ownership and the information set forth in the table above solely reflects beneficial ownership of Mr. Sawyer in his individual capacity.

(3)	Includes 300,000 shares of common stock that are subject to currently exercisable stock options.

(4)	Includes 25,000 shares of common stock that are subject to currently exercisable stock options.

(5)	Includes 12,500 shares of common stock that are subject to currently exercisable stock options

Change of Control

As disclosed in the Company’s Current Report on Form 8-K filed on March 25, 2011, on March 21, 2011, Phoenix Acquisition Company II, L.LC. (“Phoenix”), an affiliate of Stonington, completed the transfer of all of the common stock and Series A Preferred Stock of Merisel held by Phoenix, which together constituted all of the Company’s securities owned or controlled by Stonington, to Saints Capital VI, L.P., for a sale price of $14,500,000.  The transaction was completed pursuant to the Stock Purchase Agreement dated February 18, 2011 between Phoenix and Saints Capital VI, L.P. and constitutes a “change of control” of Merisel from Phoenix and its affiliates to Saints Capital VI, L.P. effective March 21, 2011.

On May 11, 2011, Saints Capital VI, L.P. made capital contributions of 140,000 shares of Series A Preferred Stock and 5,000,000 shares of Common Stock of the Company to Saints Capital Granite, L.P., an entity with different beneficial ownership which is also affiliated with Saints. That transfer may constitute a change of control effective May 11, 2011.

As of the date of this filing, Saints Capital Granite, L.P. holds all of the Company’s Series A Preferred Stock and approximately 69% of the Company’s outstanding common stock.

Equity Compensation Plan Information

The following table provides information regarding the shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2011:

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

The Company enters into indemnity agreements (the “Indemnity Agreements”) with each of its directors, executive officers, and certain other officers, effective in each case upon their election or appointment as a director or officer of the Company.  Donald Uzzi, Victor L. Cisario, Michael A. Berman, Kenneth B. Sawyer, Joseph Yang, Terry A. Tevis, Bradley J. Hoecker and Fiona Gould are all parties to such agreements, as are the Company’s former officers and directors who served in these capacities.  The Indemnity Agreements provide that the Company will indemnify each party (the “Indemnitee”) against expenses and damages in connection with claims relating to the Indemnitee’s service to the Company, to the fullest extent permitted by the Company’s bylaws and the Delaware General Corporation Law.

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

Mr. Hoecker also acted as Stonington’s representative in connection with the February 18, 2011 Stock Purchase Agreement under which Phoenix sold its entire equity interest in the Company to Saints for $14.5 million (see “Change of Control” on page 21).  That transaction required no action by the Company’s Board of Directors.

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

Name of Parent	Basis of Control and Relevant Period	Immediate Parent	Percentage of Voting Securities Owned or Other Basis of Control
Phoenix Acquisition Company II, L.L.C.	Ownership/control of common stock constituting up to 69% of outstanding shares December 1997-March 21, 2011	Stonington Capital Appreciation 1994 Fund, L.P.	100%
Saints Capital VI, L.P.	Ownership/control of common stock constituting 69% of outstanding shares March 21, 2011- May 11, 2011	Saints Capital VI, LLC	General Partner
Saints Capital Granite, L.P.	Ownership/control of common stock constituting 69% of outstanding shares effective May 11, 2011	Saints Capital Granite, LLC	General Partner

Policy on Related Person Transactions

The Company recognizes that transactions between the Company or its subsidiaries and any of its directors or executive officers can present potential or actual conflicts of interest.  Accordingly, as a general matter, it is the Company’s preference to avoid such transactions.  Nevertheless, the Company recognizes that there are circumstances where such transactions may be in, or not inconsistent with, the best interest of the Company.  Therefore, it is the Company’s policy that the Company’s Audit Committee review, and if appropriate, approve or ratify any such transactions.

Item 14.         Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by BDO USA, LLP (“BDO”), the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2010 and 2011, review of the quarterly financial statements for 2010 and 2011. There were no fees billed for other services in 2010 and 2011.

	2010	2011
Audit fees	244,000	235,000
Audit-related fees (1)	55,000	55,000
Total	299,000	290,000

(1)
The 2010 billings relate to the 2009 audit of the employee benefit plan and various consulting services. The 2011 billings relate to the 2010 audit of the employee benefit plan and various consulting services.

In accordance with existing Audit Committee policy and the requirements of the Sarbanes-Oxley Act, all services to be provided by BDO are subject to pre-approval by the Audit Committee. This includes audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget.  Until his resignation on March 23, 2011, the Audit Committee had delegated authority to Mr. Edward A. Grant to pre-approve additional services, which then was to be communicated to the full Audit Committee.  Effective March 24, 2011, Bradley J. Hoecker became the individual delegated to pre-approve additional services, with the responsibility of then communicating his decision to the full Audit Committee.  All of the fees listed above have been approved by the Audit Committee.

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

(a)          List of documents filed as part of this Report:

1.	Financial Statements included in Item 8:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2010 and 2011.
•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011.
•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2011.
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011.
•	Notes to Consolidated Financial Statements.

2.	Exhibits:

The exhibits listed on the accompanying Index of Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: March 30, 2012	By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Title: Chairman, Chief Executive Officer and President

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **
4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc., dated June 9, 2000.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **
4.2	Certificate of Designation of Series A Preferred Stock, dated February 4, 2011.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
*10.1	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **
*10.2	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **
*10.3	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **
*10.4	Amendment to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**
*10.5	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.**
*10.6	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **
*10.7	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.8	Amendment No. 2 to Employment Agreement, dated January 18, 2009, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **
*10.9	Merisel, Inc. 2008 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2008. **
*10.10	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**

*10.11	Amendment #3 to Employment Agreement, dated June 29, 2009 by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2009.**
10.12
Revolving Credit and Security Agreement dated as of August 13, 2010 by and among Merisel, Inc., Merisel Americas, Inc., Color Edge LLC, Color Edge Visual LLC, Comp 24 LLC, Crush Creative LLC, Dennis Curtin Studios, LLC, MADP, LLC, Advertising Props, Inc., Fuel Digital, LLC, and PNC Bank, National Association.

Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **
10.13	Pledge Agreement dated as of August 13, 2010 by and between and PNC Bank, National Association.	Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **
*10.14	Employment Agreement, dated as of December 17, 2010, by and between Merisel, Inc. and Michael A. Berman.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **
*10.15	Amendment #4 to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **
*10.16	Amendment to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **
10.17	Redemption Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated as of January 19, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2011. **
10.18
Consent, Waiver and Amendment No. 1 to Revolving Credit and Security Agreement, between Merisel, Inc. and each of its subsidiaries as Borrowers and PNC Bank, National Association, as Lender, dated February 3, 2011.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.19	Registration Rights Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated February 4, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.20	Amendment No. 2 to Stock and Note Purchase Agreement, dated February 4, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.21	Lease Agreement, dated June 20, 2011, between SPI 190 JONY, LLC, as landlord, and Merisel Americas, Inc., as tenant, for the premises located at 190 Jony Drive, Carlstadt, New Jersey.	Filed herewith.
10.22
Agreement of Lease, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant, for the 8th floor located at 132 West 31st Street, New York, NY (aka 127 West 30th Street).

Filed herewith.
10.23	Termination Letters, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant.	Filed herewith.
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
99.1	Press Release dated March 30, 2012	Filed herewith.
101.INS***	XBRL Instance	Filed herewith
101.SCH***	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL***	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF***	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB***	XBRL Taxonomy Extension Labels	Filed herewith
101.PRE***	XBRL Taxonomy Extension Presentation	Filed herewith

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