Form 10-Q
period 2012-03-31
MERISEL INC /DE/
filed 2012-05-15
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012 the registrant had 7,214,784 shares of Common Stock outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements
MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2011	March 31, 2012
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$1,784	$418
Accounts receivable, net of allowance of $288 and $329, respectively	14,765	13,529
Inventories	2,136	1,887
Prepaid expenses and other current assets	2,046	2,230
Total current assets	20,731	18,064

Property, plant and equipment, net	5,660	5,344
Trademarks	6,190	6,190
Other intangible assets, net	2,555	2,452
Other assets	1,102	1,028
Total assets	$36,238	$33,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,464	$5,895
Accrued liabilities	5,081	4,654
Accrued abandoned lease costs	-	3,268
Capital lease obligations, current maturities	544	555
Revolving credit agreement	2,477	2,741
Total current liabilities	13,566	17,113

Capital lease obligations, less current maturities	897	754
Mandatorily redeemable series A preferred stock, $.01 par value, authorized 360,000 shares; 147,030 and 152,811 shares issued and outstanding, respectively	12,673	13,317
Other liabilities	1,090	839
Total liabilities	28,226	32,023

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	285,202	285,295
Accumulated deficit	(275,330)	(282,380)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity	8,012	1,055
Total liabilities and stockholders' equity	$36,238	$33,078

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2012

Net sales	$17,355	$13,566

Cost of sales	9,947	9,489

Gross profit	7,408	4,077

Selling, general & administrative expenses	7,182	6,278

Lease abandonment charge	-	3,977

Operating income (loss)	226	(6,178)

Interest expense, net	419	872

Loss before benefit for income tax	(193)	(7,050)

Income tax benefit	(31)	-

Net loss	(162)	(7,050)

Loss per share (basic and diluted)	$(0.02)	$(0.98)

Weighted average number of shares
Basic	7,215	7,215
Diluted	7,215	7,215

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(162)	$(7,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	93
Deferred occupancy costs	(50)	(251)
Bad debt provision	76	58
Amortization of discount on preferred stock	33	66
Depreciation and amortization	743	631
Loss on abandoned leasehold improvements	-	402
Changes in operating assets and liabilities:
Accounts receivable	(1,187)	1,178
Inventories	(403)	249
Prepaid expenses and other assets	(1,559)	(110)
Accounts payable	226	431
Accrued abandoned lease costs	-	3,268
Accrued liabilities	(1,975)	151
Net cash used in operating activities	(4,258)	(884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(263)	(614)
Net cash used in investing activities	(263)	(614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(69)	(132)
Revolving credit agreement (repayments) borrowings	(1,463)	264
Redemption of preferred stock	(3,500)	-
Net cash (used in) provided by financing activities	(5,032)	132

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,553)	(1,366)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,390	1,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,837	$418

Cash paid during the period for:
Interest expense	$122	$89
Non-cash investing and financing activities:
Extinguishment of convertible preferred stock	$19,366	-

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of March 31, 2012, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012. The condensed consolidated balance sheet at December 31, 2011, has been derived from audited consolidated financial statements at that date.

3.      Inventories

Inventories consist of the following:
	December 31, 2011	March 31, 2012

Raw materials	$1,339	$1,167
Work-in-progress	800	723
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,136	$1,887

4.      Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	December 31, 2011	March 31, 2012	Amortization Period

Customer relationships	$2,191	$2,130	15 to 20 years
Trade know-how	364	322	8 years
Total	$2,555	$2,452

Amortization expense relating to intangible assets was $103 and $114 for the three months ended March 31, 2012 and 2011, respectively.

At December 31, 2011 and March 31, 2011, the Company had indefinite-lived trademarks of $6,190.

5.      Fair Value Measurements

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2- Other inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3- Inputs that are unobservable for the asset or liability.

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the fourth quarter of each year and earlier if necessary, the Company evaluates indefinite-lived intangibles for impairment at the reporting unit level. There was no impairment, and therefore, no write-down of any of the Company’s long lived assets during the current quarter or prior year quarter.

The carrying values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their estimated fair because of their short-term nature. The revolving credit agreement carrying value approximates fair value due to the variable nature of the interest rate.

6.      Accrued Liabilities

Accrued liabilities consist of the following:
	December 31, 2011	March 31, 2012

Accrued liabilities:

Compensation and other benefit accruals	$2,066	$2,121
Accrued interest on Series A Preferred Stock	434	589
Other accruals	2,581	1,944
Total accrued liabilities	$5,081	$4,654

7.      Accrued Abandoned Lease Costs

During the month of January, 2012 the Company vacated most of the 1st through 4th floors in its New York City facility and relocated and consolidated its manufacturing and production operations at its new 77,000 square feet facility in Carlstadt, New Jersey. On March 28, 2012, the Company entered into an  agreement with its NYC landlord to terminate its current leases for the 1st through 4th floors (“Termination Agreement”). Under the terms of the Termination Agreement, the Company agreed to (i) continue to pay rent at its current annual rate, as well as certain related charges under the current leases through December 31, 2012, (ii) pay a one-time settlement payment of $125 to satisfy its restoration obligations and other disputed charges under the current leases upon execution of the agreement of which $110 was accrued and expensed in 2011, and (iii), make an additional single payment termination fee of $850 on December 31, 2012.   In the first quarter of 2012, the Company recorded an abandonment charge of $3,977 consisting of $3,832 for estimated payments related to rent, termination payments, taxes and utilities and $402 for the write-off of remaining leasehold improvements partially offset by $257 for the reversal of the deferred occupancy liability related to the abandoned space.  During the first quarter, the Company made payment of $549 in rent, taxes and utilities and paid the initial $125 termination fee. As of March 31, 2012, the remaining abandonment liability is $3,268.

8.      Income Taxes

At December 31, 2011, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was three consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company kept a full valuation allowance on its net deferred tax assets as of March 31, 2012 and December 31, 2011.

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

During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount.   The Company did not record an income tax provision or benefit for the three months ended March 31, 2012.

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

9.   Debt

Debt is classified on the balance sheet as follows:

	December 31, 2011	March 31, 2012
Current:
Capital lease obligations	$544	$555
Revolving credit agreement	2,477	2,741
	3,021	3,296
Non-current:
Capital lease obligations	897	754
Mandatorily redeemable preferred stock	12,673	13,317
	13,570	14,071

Total	$16,591	$17,367

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

As of December 31, 2011, the Company had accrued $434 for the fourth quarter interest payment. On March 27, 2012, the Company’s Board approved payment of the dividend for the three month period ended December 31, 2011 to be made with additional Series A Preferred shares in lieu of cash.  As noted above, given 100% of the payment was made in kind, the dividend rate for the payment increased to 16% and the Company issued 5,781.1222 shares of Series A Preferred at an original issue price of $100 per share in payment of the dividend for the period. The incremental interest expense that was incurred as a result of the Board decision was recorded during the current quarter. At March 31, 2012, the Company did not meet the requirements under the PNC Revolving Credit Agreement which provided the Company the ability to pay the first quarter 2012 dividend payment in cash. As such, the dividend will be paid in stock and was accrued at 16% for the period. As of March, 31, 2012, the Company has accrued $589 for this dividend payment.  Until the Company meets the requirements, it will pay future dividends in additional shares of preferred stock at the annual rate of 16%.

The Company used the March 21, 2011 Stonington and Saints sale transaction as the basis for measuring fair value of the Series A Preferred. Stonington sold its 5,000,000 common shares and all 140,000 shares of the Series A Preferred to Saints for $14,500. The Company determined the fair value of the Series A Preferred Stock of $11,750 using the difference between the total transaction price and the fair value of the common stock as of the date of the Stock Purchase Agreement on February 18, 2011. The unamortized discount of $2,250 on the preferred stock will be amortized using the interest method over the 72 month term of the Series A Preferred. The amortization of the discount of $33 and $66 was recorded as interest expense for the three months ended March 31, 2011 and 2012, respectively. The Company also incurred $1,061 of costs in relation to this transaction, which were recorded as deferred financing cost to be amortized over the term of the Series A Preferred.

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

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the LIBOR Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.   As of March 31, 2012 the Base Rate plus 3% is 6.25%. The revolver is also subject to a 0.75% fee per annum payable quarterly on the undrawn amount.  The Company has the option of moving some of its borrowings to LIBOR strips with limitations.  As of March 31, 2012, the Company had $1,500 of the $2,741 outstanding on the Facility in 90 day LIBOR borrowings at a rate of 4.475% .

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

The Facility includes one financial covenant requiring that the Company maintain a fixed charge coverage ratio for the trailing twelve month period (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward. As of the filing of this Form 10Q for the period ended March 31, 2012, the Company was not in compliance with the financial covenant. PNC has indicated to the Company that they do not intend to place the Company in default and have begun discussions to amend the current agreement and waive the financial covenant.  The Company expects this to be completed during the second quarter of 2012, however there are no assurances that this will take place.

As of March 31, 2012, the Company has letters of credit under the Facility in the amount of $2,000, which reduces the availability under the Facility by that amount. The letters of credit were used to provide security deposits on the real estate leases for the facilities in Carlstadt, NJ and New York, NY.

Management believes that with the Company’s cash balances, anticipated cash balances and the PNC Facility, provided PNC and the Company come to an agreement on a waiver amendment, or, if necessary, the Company is able to obtain a replacement facility, for which there can be no assurances, it has sufficient liquidity for the next twelve months.  However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.

10.   Commitments and Contingencies

Litigation Arising from the Saints Capital Granite, L.P. Proposal

In the first quarter of 2012, four class action lawsuits were filed by shareholders of the Company, naming as defendants Merisel, members of the Company’s Board of Directors, and Saints Capital Granite, L.P (“Saints Capital Granite”), and its general partner, Saints Capital Granite, LLC (collectively, “Saints Capital”).  The lawsuits arose from a proposal received by Merisel on December 28, 2011 from Saints Capital Granite, the holder of approximately 69.3% of the outstanding shares of Common Stock of the Company and 100% of the outstanding shares of Series A Preferred Stock of the Company, to acquire all of the outstanding shares of Merisel at a price of $1.35 per share (the “Proposal”).

Plaintiffs generally alleged that the Board of Directors failed to adequately consider whether the Proposal maximizes shareholder value and, therefore, the Board should have been enjoined from consummating the transaction.  Plaintiffs further averred causes of action for breach of fiduciary duty against the Board of Directors, breach of duty of loyalty against Saints Capital and certain individual directors of Merisel, and aiding and abetting such breaches of fiduciary duty against Merisel and Saints Capital.

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

The class action lawsuits are discussed in more detail in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In February 2011, the Company filed an order to show cause, request for a temporary restraining order and civil complaint in the Supreme Court of the State of New York, New York County naming as defendants the former President of Fuel, a former executive of Merisel, Splash (New York) Inc. and Splash (Northwest), Inc. The complaint alleges, among other things, that the former President of Fuel violated various provisions of his employment agreement with Merisel dated October 4, 2006 (the “Employment Agreement”) and that the defendants worked in concert to deprive the Company of the benefit of the good will of Fuel in connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel dated October 4, 2006 (the "APA").  The Company alleges causes of action for recovery of chattel/replevin, conversion, unjust enrichment/rescission, trespass, breach of contract, fraudulent inducement, breach of fiduciary duty, tortious interference with contract and interference with prospective advantage. The Company seeks injunctive relief and unspecified compensatory and punitive damages.  The Court denied the Company’s application for a temporary restraining order and further ordered the former President of Fuel to produce certain materials in his possession or control, if any.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability. The parties are currently engaged in discovery.

In March 2011, the former President of Fuel filed a civil complaint against the Company and two of its officers in the Supreme Court of the State of New York, County of New York. The plaintiff alleges causes of action for breach of the Employment Agreement, breach of the APA, defamation, tortious interference with prospective business relations, violation of New York Labor Law § 191(3), abuse of process and prima facie tort.  The plaintiff seeks compensatory damages of at least $3,000, plus unspecified punitive damages.  The Company has answered the complaint, asserting various affirmative defenses, and denied liability.  The parties are currently engaged in discovery.

The Company is involved in certain legal proceedings arising in the ordinary course of business.  None of these proceedings is expected to have a material impact on the Company’s financial condition or results of operations.  The Company has evaluated its potential exposure and has concluded that for each of the above cases that no accrual was necessary because the amount of loss is not currently probable and/or estimable.

Facilities Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases with various expiration dates through 2021.

On June 20, 2011, the Company entered into a lease for 77,000 square feet of industrial and graphic production space, with use of outside loading and parking facilities, in Carlstadt, New Jersey.  The lease has a 126-month term expiring in December 2021, with an annual base rent obligation ranging from approximately $650 to $700 per year through the lease term, exclusive of real estate tax and operating expense pass throughs estimated at $165 per year in year one. The lease also included $575 of landlord allowances, which will be recognized as reductions of rental expense on a straight-line basis over the term of the lease.  The Company expensed $197 in rent, real estate taxes, and operating expenses related to this location for the three months ended March 31, 2012.

The Company leases 106,000 square feet of office and production space on  the 1st through 5th floors at its New York City (“NYC”) location.  During the month of January, 2012, the Company vacated most of the 1st thorough 4th floors and relocated and consolidated its manufacturing and production operations at its new 77,000 square feet facility in Carlstadt, New Jersey. Various creative services, sales, marketing and admin activities remain in the NYC location.  On March 28, 2012, the Company entered into an agreement with its NYC landlord to terminate its current leases for the 1st through 4th floors (See Note 7) and entered into a ten (10) year lease (the “New Lease”) to move its remaining activities to the 8th floor in the same building.

Under the terms of the New Lease, the Company will rent the 8th floor at an annual base rent of $1,139 beginning January 1, 2013, with increases at the rate of 2% per annum beginning January 1, 2014.  The Landlord agreed to rent concessions through December 31, 2012 and to reimburse the Company for up to $1,084 in costs expended by the Company in its build-out of the 8th floor, which work is scheduled to be completed by September 30, 2012. The Company’s sublease for the 5th floor terminated on December 31, 2011. The Company has extended its occupancy of that space through an interim lease agreement with the Landlord at the rate of $15 per month until its move to the 8th Floor, and will retain the basement space through the end of 2012 at the rate of $2 per month.

The Company will relocate remaining functions, currently housed in a portion of the Existing Premises, plus the Company’s executive and sales offices located on the 5th Floor, to the New Premises when work on the 8th Floor is completed, on or about September 30, 2012. In the event the Company does not vacate the portion of the existing premises it still occupies and the 5th floor by September 30, 2012, it may be subject to additional charges at the rate of $3 per day.

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

12.   Stock-Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At March 31, 2012, 0 shares were available for grant under the 1997 Plan, and 351,839 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

Stock Option Grants

On January 11, 2012, the Company modified 100,000 of its Chief Executive Officer’s 300,000 fully vested stock options.  The modified options had an exercise price of $12.00 and an expiration date of November 22, 2014.  The modified options have an exercise price of $1.35 per share and an expiration date of November 22, 2016.  Compensation expense of $48, measured by the fair value of the modified  options at the grant date less the fair value of the modified options at the same date, was recorded during the current quarter.

On January 11, 2012, the Company granted 150,000 stock options to its other executive officers under the Stock Award and Incentive Plan.  The options have an exercise price of $1.35 and an expiration date of January 11, 2022. The options vest 25% on the grant date, 25% on December 31, 2012, 25% on December 31, 2013, and 25% on December 31, 2014. Compensation expense, measured by the options fair value at the grant date, will be recorded over the related vesting period starting in January 2012. Compensation expense related to these grants was $45 for the three months ended March 31, 2012.

The fair value of each option granted during 2012 was estimated on the date of grant using the Black-Scholes option pricing model.

As of March 31, 2012, 450,000 options remain outstanding under the Stock Award and Incentive Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	300,000		$8.33
Granted	150,000		$1.35
Exercised	-		N/A
Canceled	-	$	N/A
Outstanding at March 31, 2012	450,000		$3.64
Options exercisable at March 31, 2012	337,500		$4.40

The weighted average grant date fair value of options granted during the current quarter is $0.96.

As of March 31, 2012 and 2011, there was $98 and $0 of unrecognized compensation cost related to stock options, respectively.

Restricted Stock Grants

The Company has not awarded any restricted stock grants since August 2007. As of March 31, 2012 and 2011, all restricted stock grants were fully vested and there was no unrecognized compensation cost related to nonvested restricted share-based compensation arrangements.

13.   Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of March 31, 2012, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets. The Company did not repurchase any shares during the three months ended March 31, 2012 and 2011. According to the terms of the PNC Agreement, dated August 13, 2010, the Company may no longer repurchase its own stock.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(7,050) or $(0.98) per share for the three months ended March 31, 2012, as compared to a loss of $(162) or $(0.02) per share for the three months ended March 31, 2011, respectively.

Three Months Ended March 31, 2012, as Compared to the Three Months Ended March 31, 2011

Net Sales - Net sales decreased $3,789 or 21.8% to $13,566 for the three months ended March 31, 2012, compared to $17,355 for the three months ended March 31, 2011.  The Company had one major customer whose sales constituted 23% of full year sales in 2011. During the first quarter of 2012 sales to that customer decreased 38.4% compared to the first quarter of 2011.  During January 2012, the main representative handling this account resigned with minimal notice; however, we do not believe this had a meaningful impact on the reduced sales to the customer during the period as demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns.  Additionally, during late January 2012, two sales representatives resigned without notice and the Company, to date, has been unable to retain the vast majority of the customers handled by those representatives. Sales to those customers decreased by $1,070 or 65.3% in the first quarter of 2012 compared to the same period in 2011.  Annual sales for those two representatives were approximately $6,000 for 2011.   Additionally, Sales from all other customers decreased 12.5% during the first quarter of 2012 compared to the same period in 2011.

Gross Profit – Total gross profit was $4,077 for the three months ended March 31, 2012, compared to $7,408 for the three months ended March 31, 2011. The decrease in total gross profit of $3,331 or 45.0% was due to the 21.8% decrease in net sales combined with a decrease in gross profit percentage. Gross profit percentage decreased to 30.1% for the three months ended March 31, 2012, from 42.7% for the three months ended March 31, 2011. The decrease is primarily attributable to fixed costs being allocated to a smaller revenue base, coupled with an increase in raw materials and production supplies and production labor as a percentage of sales. The Company experienced some inefficiency in the use of raw materials and productions supplies during the first quarter of 2012 as it consolidated its East Coast production facilities. Management anticipates this trend reversing as the Company continues to improve its production capabilities at its new Carlstadt facility, although there can be no assurances. Production labor costs for the first quarter 2012 remained constant with first quarter 2011 but increased as a percent of sales.  This is due in part to an increase in base salary for key production personnel of the Company’s major account and was offset by reduced sales expense recorded in SG&A during the period.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $6,278 for the three months ended March 31, 2012, from $7,182 for the three months ended March 31, 2011. The decrease of $904 or 12.6% was due primarily to decreases in sales compensation costs of $540, other compensation costs of $170 and a decrease in rent expense of $241 related to the relocation of the Company’s production facilities to Carlstadt, NJ. Total Selling, General and Administrative expenses as a percentage of net sales increased to 46.3% for the three months ended March 31, 2012, compared to 41.4% for the three months ended March 31, 2011.

Lease Abandonment Charge – In the first quarter of 2012, the Company recorded an abandonment charge related to its relocation and consolidation of its manufacturing and production operations from the 1st thorough 4th floors in its New York City facility to its new 77,000 square feet facility in Carlstadt, New Jersey. The abandonment charge was $3,977 and consisted of $3,832 for estimated payments related to rent, termination payments, taxes and utilities and $402 for the write-off of the remaining leasehold improvements, partially offset by $257 for the reversal of the deferred occupancy liability related to the abandoned space.

Interest Expense, Net - Interest expense, net increased to $872 for the three months ended March 31, 2012, from $419 for the three months ended March 31, 2011. The increase was primarily due to an increase in interest expense of $486 on the Series A Preferred Stock.

Income Taxes – As of March 31, 2012 and December 31, 2011, the Company has a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss for the three months ended March 31, 2012. During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount for the three months ended March 31, 2011.

Net Loss - As a result of the above items, the Company had a loss of $(7,050) for the three months ended March 31, 2012, compared to a loss of $(162) for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used in operating activities was $884 during the three months ended March 31, 2012.  The primary uses of cash were the net loss of $6,911 offset by a non-cash loss recorded on abandoned leasehold improvements of $402, depreciation and amortization of $631, a decrease in account receivable of $1,178, an increase in accounts payable of $431, and an increase in accrued abandoned lease costs of $3,268.

Net cash used in operating activities was $4,258 during the three months ended March 31, 2011.  The primary uses of cash were decreases in accrued liabilities of $1,975 and an increase in accounts receivable of $1,187 and prepaid assets of $1,559.

Net cash used in investing activities for capital expenditures was $614 and $263 for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, net cash provided by financing activities was $132 related to borrowings on the revolving line of credit of $264 offset by capital lease payments of $132.

For the three months ended March 31, 2011, net cash used in financing activities was $5,032 primarily due to $1,463 in repayments on the revolving line of credit and $3,500 used in the redemption of Convertible Preferred Stock.

Financing Sources and Capital Expenditures

Preferred Stock

On February 4, 2011, the Company issued 140,000 shares of Series A Preferred Stock, at an original issue price of $100 per share (the “Series A Preferred”) to Phoenix Acquisition Company II, L.L.C. (“Phoenix”), a wholly owned subsidiary of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), a majority shareholder (together “Stonington”).  At that time Stonington was the Company’s majority shareholder. The Series A Preferred was issued as part a Redemption Agreement with Stonington whereby the Company agreed to redeem 100% of the outstanding shares of the Company’s Convertible Preferred Stock issued to Stonington in June 2000. On March 21, 2011, Stonington completed the transfer of 5,000,000 shares of common stock and 140,000 shares of Series A Preferred to Saints Capital VI, L.P. (“Saints”).

The Series A Preferred provides for a cumulative 12% annual dividend payable in cash or additional shares of Series A Preferred, valued at $100 per share, payable quarterly in arrears and accruing regardless of whether or not declared by the Board of Directors of the Company or funds are legally available to pay them.  If the Company does not pay dividends in cash equal to at least 8% per share per annum, the rate of the dividend shall increase by 4% per annum to 16% per annum, which additional dividend shall be paid or accrue in additional shares of Series A Preferred. At March 31, 2012, the Company did not meet the requirements under the PNC Revolving Credit Agreement which provided the Company the ability to pay the first quarter 2012 dividend payment in cash.  As such, the dividend will be paid in stock and was accrued at 16% for the period. Until the Company meets the requirements it will pay future dividends in additional shares of preferred stock at the annual rate of 16%.

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

Revolving Credit Facility

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

The Facility includes one financial covenant requiring that the Company maintain a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward. As of the filing of this Form 10Q for the period ended March 31, 2012, the Company was not in compliance with the financial covenant.   PNC has indicated to the Company that they do not intend to place the Company in default and have begun discussions to amend the current agreement and waive the financial covenant.  The Company expects this to be completed during the second quarter of 2012, however there are no assurances that this will take place.

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by an Availability Reserve which was reduced to $1,000 from $2,000 at February 3, 2011 pursuant to the PNC Amendment and by outstanding letters of credit in the amount of $2,000 as of March 31, 2012.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $180 through August 12, 2011, of $90 from August 13, 2011 through August 12, 2012 and $30 from August 13, 2012 through August 12, 2013.

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

Management believes that with the Company’s cash balances, anticipated cash balances and the PNC Facility, provided PNC and the Company come to an agreement on a waiver and amendment, or, if necessary, the Company is able to obtain a replacement facility, for which there can be no assurances, it has sufficient liquidity for the next twelve months.  However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of March 31, 2012.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the Company’s legal proceedings from those disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Mine Safety Disclosures
 None

Item 6. Exhibits
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

Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **
10.13	Pledge Agreement dated as of August 13, 2010 by and between Merisel, Inc. and PNC Bank, National Association.	Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **
*10.14	Employment Agreement, dated as of December 17, 2010, by and between Merisel, Inc. and Michael A. Berman.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **
*10.15	Amendment #4 to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **
*10.16	Amendment to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **
10.17	Redemption Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated as of January 19, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2011. **
10.18
Consent, Waiver and Amendment No. 1 to Revolving Credit and Security Agreement, between Merisel, Inc. and each of its subsidiaries as Borrowers and PNC Bank, National Association, as Lender, dated February 3, 2011.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.19	Registration Rights Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated February 4, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.20	Amendment No. 2 to Stock and Note Purchase Agreement, dated February 4, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **
10.21	Lease Agreement, dated June 20, 2011, between SPI 190 JONY, LLC, as landlord, and Merisel Americas, Inc., as tenant, for the premises located at 190 Jony Drive, Carlstadt, New Jersey.	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.**
10.22
Agreement of Lease, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant, for the 8th floor located at 132 West 31st Street, New York, NY (aka 127 West 30th Street).

Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.**

10.23	Termination Letters, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant.	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.**
14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.
99.1	Press Release dated May 15, 2012.	Filed herewith.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i)  the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements.
Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 15, 2012

Merisel, Inc.

By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

By:	/s/ Victor L. Cisario
Victor L. Cisario
Chief Financial Officer