Form 10-Q
period 2012-06-30
MERISEL INC /DE/
filed 2012-08-20
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 20, 2012 the registrant had 7,214,784 shares of Common Stock outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements
MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2011	June 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,784	$223
Accounts receivable, net of allowance of $288 and $583, respectively	14,765	14,333
Inventories	2,136	2,189
Prepaid expenses and other current assets	2,046	2,087
Total current assets	20,731	18,832

Property, plant and equipment, net	5,660	5,294
Trademarks	6,190	6,190
Other intangible assets, net	2,555	2,349
Other assets	1,102	954
Total assets	$36,238	$33,619

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,464	$7,013
Accrued liabilities	5,081	4,212
Accrued abandoned lease costs	-	2,415
Capital lease obligations, current maturities	544	594
Revolving credit agreement	2,477	4,417
Total current liabilities	13,566	18,651

Capital lease obligations, less current maturities	897	668
Mandatorily redeemable series A preferred stock, $.01 par value, authorized 360,000 shares; 147,030 and 158,700 shares issued and outstanding, respectively	12,673	13,974
Other liabilities	1,090	1,094
Total liabilities	28,226	34,387

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	285,202	285,305
Accumulated deficit	(275,330)	(284,213)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity	8,012	(768)
Total liabilities and stockholders' equity	$36,238	$33,619

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net sales	$15,285	$14,710	$32,640	$28,276

Cost of sales	9,227	9,838	19,174	19,328

Gross profit	6,058	4,872	13,466	8,948

Selling, general & administrative expenses	6,587	5,923	13,769	12,201

Lease abandonment charge	-	-	-	3,977

Operating loss	(529)	(1,051)	(303)	(7,230)

Interest expense, net	571	781	990	1,653

Loss before benefit for income tax	(1,100)	(1,832)	(1,293)	(8,883)

Income tax benefit	-	-	(31)	-

Net loss	(1,100)	(1,832)	(1,262)	(8,883)

Loss per share (basic and diluted)	$(0.15)	$(0.25)	$(0.17)	$(1.23)

Weighted average number of shares
Basic	7,215	7,215	7,215	7,215
Diluted	7,215	7,215	7,215	7,215

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,262)	$(8,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	103
Deferred occupancy costs	(108)	4
Bad debt provision	-	73
Amortization of discount on preferred stock	96	134
Depreciation and amortization	1,472	1,252
Non-cash interest expense	-	1,358
Loss on abandoned leasehold improvements	-	402
Changes in operating assets and liabilities:
Accounts receivable	1,241	359
Inventories	(764)	(53)
Prepaid expenses and other assets	(1,863)	107
Accounts payable	(35)	1,549
Accrued abandoned lease costs	-	2,415
Accrued liabilities	(991)	(1,060)

Net cash used in operating activities	(2,214)	(2,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(577)	(991)
Net cash used in investing activities	(577)	(991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(105)	(270)
Revolving credit agreement (repayment) proceeds	(3,873)	1,940

Redemption of preferred stock	(3,500)	-

Net cash (used in) provided by financing activities	(7,478)	1,670

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,269)	(1,561)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,390	1,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,121	223

Cash paid during the period for:
Interest expense	$601	$164
Non-cash investing and financing activities:
Extinguishment of convertible preferred stock	$19,366	-
Capital lease to finance equipment	-	91
Issuance of preferred stock in lieu of dividends	-	1,167

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of June 30, 2012, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      Inventories

Inventories consist of the following:
	December 31, 2011	June 30, 2012

Raw materials	$1,339	$1,169
Work-in-progress	800	1,023
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,136	$2,189

4.      Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	December 31, 2011	June 30, 2012	Amortization Period (years)
Customer relationships	$2,191	$2,068	15	to	20
Trade know-how	364	281		8
Total	$2,555	$2,349

Amortization expense relating to intangible assets was $103 and $107 for the three months ended June 30, 2012 and 2011, and $206 and $221 for the six months ended June 30, 2012 and 2011, respectively.

At December 31, 2011 and June 30, 2012, the Company had indefinite-lived trademarks of $6,190.

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the fourth quarter of each year and earlier if necessary, the Company evaluates indefinite-lived intangibles for impairment at the reporting unit level. There was no impairment, and therefore, no write-down of any of the Company’s long lived assets during the current quarter or prior year quarter.

The carrying values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their estimated fair value because of their short-term nature. The revolving credit carrying value approximates fair value due to the variable nature of the interest rate.

6.      Accrued Liabilities

Accrued liabilities consist of the following:
	December 31, 2011	June 30, 2012

Accrued liabilities:

Compensation and other benefit accruals	$2,066	$1,733
Accrued interest on Series A Preferred Stock	434	625
Other accruals	2,581	1,854
Total accrued liabilities	$5,081	$4,212

7.      Accrued Abandoned Lease Costs

During the month of January, 2012 the Company vacated most of the 1st through 4th floors in its New York City facility and relocated and consolidated its manufacturing and production operations at its new 77,000 square feet facility in Carlstadt, New Jersey. On March 28, 2012, the Company entered into an agreement with its NYC landlord to terminate its current leases for the 1st through 4th floors (“Termination Agreement”). Under the terms of the Termination Agreement, the Company agreed to (i) continue to pay rent at its current annual rate, as well as certain related charges under the current leases through December 31, 2012, (ii) pay a one-time settlement payment of $125 to satisfy its restoration obligations and other disputed charges under the current leases upon execution of the agreement of which $110 was accrued and expensed in 2011, and (iii), make an additional single payment termination fee of $850 on December 31, 2012.   In the first quarter of 2012, the Company recorded an abandonment charge of $3,977 consisting of $3,832 for estimated payments related to rent, termination payments, taxes and utilities and $402 for the write-off of remaining leasehold improvements partially offset by $257 for the reversal of the deferred occupancy liability related to the abandoned space.  During the three and six month periods ended June 30, 2012, the Company made payment of $853 and $1,402 in rent, taxes and utilities and $0 and $125 in termination fees, respectively. As of June 30, 2012, the remaining abandonment liability is $2,415.

8.      Income Taxes

At December 31, 2011, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential negative evidence considered was three consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company kept a full valuation allowance on its net deferred tax assets as of June 30, 2012 and December 31, 2011.

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

During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount for the six months ended June 30, 2011.   The Company did not record an income tax provision or benefit for the three and six months ended June 30, 2012.

On March 21, 2011, Phoenix Acquisition Company II, L.L.C. (“Phoenix”), the holder of 5,000,000 shares or 69.3% of the Company’s outstanding common stock along with its parent entity Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), and certain of their affiliates (collectively, “Stonington”) completed the transfer of all of its 5,000,000 shares of common stock to Saints Capital VI, L.P. (“Saints”). This transaction constitutes a change of control as defined in Section 382 and resulted in an additional limitation in the Company’s ability to utilize its net operating loss carry-forward as well as its ability to use certain unrealized built-in losses.  As a result of this change of control, the net operating losses and unrealized built-in losses are subject to an annual limitation of $698. The Company adjusted its deferred tax asset to reflect the estimated limitation as of March 31, 2011. At December 31, 2011, the Company had available U.S. Federal net operating loss carry-forwards of $17,388 which expire at various dates beginning December 31, 2012.  As of December 31, 2011, $13,963 of the net operating loss carry-forwards is subject to the annual limitation as a result of the ownership change and the remaining amount of $3,425 is not restricted.

9.      Debt

Debt is classified on the balance sheet as follows:

	December 31, 2011	June 30, 2012
Current:
Capital lease obligations	$544	$594
Revolving credit agreement	2,477	4,417
	3,021	5,011
Non-current:
Capital lease obligations	897	668
Mandatorily redeemable preferred stock	12,673	13,974
	13,570	14,642

Total	$16,591	$19,653

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

As of December 31, 2011, the Company had accrued $434 for the fourth quarter dividend payment. On March 27, 2012, the Company’s Board approved the payment for the three month period ended December 31, 2011 to be made with additional Series A Preferred shares in lieu of cash.  As noted above, given 100% of the payment was made in kind, the dividend rate for the payment increased to 16% and the Company issued 5,781.1222 shares of Series A Preferred at an original issue price of $100 per share in payment of the dividend during the first quarter. The incremental interest expense that was incurred as a result of the Board decision was recorded during the first quarter. At March 31, 2012 and June 30, 2012, the Company did not meet the requirements under the PNC Revolving Credit Agreement which provided the Company the ability to pay the quarterly dividend payment in cash.  As such, the Company accrued the first quarter dividend at the 16% annual rate and issued 5,888.9277 shares of Series A Preferred at an original issue price of $100 per share in payment of the dividend during the second quarter.  Until the Company meets the requirements, it will accrue and pay future dividends in additional shares of preferred stock at the annual rate of 16%.  As of June 30, 2012, the Company has accrued $625 for this dividend payment.

The Company used the March 21, 2011 Stonington and Saints sale transaction as the basis for measuring fair value of the Series A Preferred. Stonington sold its 5,000,000 common shares and all 140,000 shares of the Series A Preferred to Saints for $14,500. The Company determined the fair value of the Series A Preferred Stock of $11,750 using the difference between the total transaction price and the fair value of the common stock as of the date of the Stock Purchase Agreement on February 18, 2011. The unamortized discount of $2,250 on the preferred stock will be amortized using the interest method over the 72 month term of the Series A Preferred.  The amortization of the discount for the three and six month periods ended June 30, 2012 of $68 and $134, and for the three and six month periods ended June 30, 2011 of $63 and $96, respectively, was recorded as interest expense for the periods then ended. The Company also incurred $1,061 of costs in relation to this transaction, which were recorded as deferred financing cost to be amortized over the term of the Series A Preferred.

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

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the LIBOR Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.   As of June 30, 2012 the Base Rate plus 3% is 6.25%. The revolver is also subject to a 0.75% fee per annum payable quarterly on the undrawn amount.  The Company has the option of moving some of its borrowings to LIBOR strips with limitations.  As of June 30, 2012, the Company had $1,500 of the $4,417 outstanding on the Facility in 90 day LIBOR borrowings at a rate of 4.475%.

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

The Facility includes one financial covenant requiring that the Company maintain a fixed charge coverage ratio for the trailing twelve month period (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward.  The Company has not been in compliance with this requirement beginning in the period ended March 31, 2012.  PNC has indicated to the Company that they do not intend to place the Company in default and have engaged in discussions with the Company to amend the current agreement and waive the financial covenant.  The Company expects this to be completed during the third quarter of 2012, however, there are no assurances that this will take place.

As of June 30, 2012, the Company has letters of credit under the Facility in the amount of $2,000, which reduces the availability under the Facility by that amount. The letters of credit were used to provide security deposits on the real estate leases for the facilities in Carlstadt, NJ and New York, NY.

10.      Commitments and Contingencies

Litigation Arising from the Saints Capital Granite, L.P. Proposal

In the first quarter of 2012, four class action lawsuits were filed by shareholders of the Company naming as defendants Merisel, members of the Company’s Board of Directors, and Saints Capital Granite, L.P. (“Saints Capital Granite”), and its general partner, Saints Capital Granite, LLC (collectively, “Saints Capital”).  The lawsuits arose from a proposal received by Merisel on December 28, 2011 from Saints Capital Granite, the holder of approximately 69.3% of the outstanding shares of Common Stock of the Company and 100% of the outstanding shares of Series A Preferred Stock of the Company, to acquire all of the outstanding shares of Merisel at a price of $1.35 per share (the “Proposal”).

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

In a February 8, 2012 letter from Saints Capital Granite addressed to the Special Committee of the Board of Directors of the Company, Saints Capital Granite informed the Company that it withdrew its Proposal.  The February 8th letter referenced the December 28th letter, which stated that Saints Capital Granite would have a termination right in the event that the transaction becomes the subject of shareholder litigation.

All of the foregoing actions were voluntarily dismissed.

The class action lawsuits are discussed in more detail in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Other Matters

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), the Company informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, the Company received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion.  The parties are following the process set forth in the Crush APA and have retained Grant Thornton LLP (“Grant”) as the arbitration firm that will arbitrate the dispute.  If Grant finds that Crush Creative has met the performance criteria set forth in the Crush APA, the Crush Sellers will be entitled to a payment of up to $750.  Under the Crush APA, Grant’s determination is final, conclusive and binding.

In February 2011, the Company filed an order to show cause, request for a temporary restraining order and civil complaint in the Supreme Court of the State of New York, New York County naming as defendants the former President of Fuel, a former executive of Merisel, Splash (New York) Inc. and Splash (Northwest), Inc. The complaint alleges, among other things, that the former President of Fuel violated various provisions of his employment agreement with Merisel dated October 4, 2006 (the “Employment Agreement”) and that the defendants worked in concert to deprive the Company of the benefit of the good will of Fuel in connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel dated October 4, 2006 (the "APA").  The Company alleges causes of action for recovery of chattel/replevin, conversion, unjust enrichment/rescission, trespass, breach of contract, fraudulent inducement, breach of fiduciary duty, tortious interference with contract and interference with prospective advantage.  The Company seeks injunctive relief and unspecified compensatory and punitive damages.  The court denied the Company’s application for a temporary restraining order.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability. The parties are currently engaged in discovery.

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

On June 20, 2011, the Company entered into a lease for 77,000 square feet of industrial and graphic production space, with use of outside loading and parking facilities, in Carlstadt, New Jersey.  The lease has a 126-month term expiring in December 2021, with an annual base rent obligation ranging from approximately $650 to $700 per year through the lease term, exclusive of real estate tax and operating expense pass-throughs estimated at $165 per year in year one. The lease also included $575 of landlord allowances, which will be recognized as reductions of rental expense on a straight-line basis over the term of the lease.

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

Under the terms of the New Lease, the Company will rent the 8th floor at an annual base rent of $1,139 beginning January 1, 2013, with increases at the rate of 2% per annum beginning January 1, 2014.  The Landlord agreed to rent concessions through December 31, 2012 and to reimburse the Company for up to $1,084 in costs expended by the Company in its build-out of the 8th floor, which work is scheduled to be completed by September 30, 2012.  The Company’s existing sublease for the 5th floor terminated on December 31, 2011.  The Company has extended its occupancy of that space through an interim lease agreement with the Landlord at the rate of $15 per month until its move to the 8th Floor, and will retain the basement space through the end of 2012 at the rate of $2 per month.

The Company will relocate remaining functions, currently housed in a portion of the Existing Premises, plus the Company’s executive and sales offices located on the 5th Floor, to the New Premises when work on the 8th Floor is completed, on or about October 31, 2012. In the event the Company does not vacate the portion of the existing premises it still occupies and the 5th floor by October 31, 2012, it may be subject to additional charges at the rate of $3 per day.

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

12.      Stock-Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At June 30, 2012, 51,839 shares were available for grant under the 1997 Plan, and 350,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

Stock Option Grants

On January 11, 2012, the Company modified 100,000 of its Chief Executive Officer’s 300,000 fully vested stock options.  The modified options originally had an exercise price of $12.00 and an expiration date of November 22, 2014.  The modified options now have an exercise price of $1.35 per share and an expiration date of November 22, 2016.  Compensation expense of $48, measured by the fair value of the modified options at the grant date less the fair value of the modified options at the same date, was recorded during the three month period ended March 31, 2012.  No expense associated with these options was incurred in the current quarter.

On January 11, 2012, the Company granted 150,000 stock options to its other executive officers under the Stock Award and Incentive Plan.  The options have an exercise price of $1.35 and an expiration date of January 11, 2022. The options vest 25% on the grant date, 25% on December 31, 2012, 25% on December 31, 2013, and 25% on December 31, 2014. Compensation expense, measured by the options fair value at the grant date, will be recorded over the related vesting period starting in January 2012. Compensation expense related to these grants was $10 and $55 for the three and six months ended June 30, 2012.

The fair value of each option granted during 2012 was estimated on the date of grant using the Black-Scholes option pricing model.

As of June 30, 2012, 450,000 options remain outstanding under the Stock Award and Incentive Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	300,000	$8.33
Granted	150,000	$1.35
Exercised	-	N/A
Canceled	-	N/A
Outstanding at June 30, 2012	450,000	$3.64

Options exercisable at June 30, 2012	337,500	$4.40

The weighted average grant date fair value of options granted during the period is $0.96.

As of June 30, 2012 and 2011, there was $89 and $0 of unrecognized compensation cost related to stock options, respectively.

13.      Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of June 30, 2012, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets. The Company did not repurchase any shares during the six months ended June 30, 2012 and 2011. According to the terms of the PNC Agreement, dated August 13, 2010, the Company may no longer repurchase its own stock.

14.      Subsequent Events

On August 20, 2012, the Company entered into a definitive agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for the issuance and sale of $2 million in principal amount of its 10% Convertible Note (the “Note”), due December 31, 2015.

The note accrues interest at 10% per annum and matures on December 31, 2015.  Interest on the note is payable in kind through increasing the outstanding principal amount of the note, or, at the Company’s option, it may pay interest quarterly in cash.  The note will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints’ option, the note is convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Note or other indebtedness for borrowed money and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1]  The note is unsecured.  It may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Note, plus accrued interest.

The note purchase agreement is subject to customary closing conditions, including the accuracy of both parties’ representations and warranties. The Company intends to use the gross proceeds from the transaction for working capital and general corporate purposes.

The Company anticipates that the issuance and sale of the note will be consummated no later than August 21, 2012.

[1] “EBITDA” means the net income of the Company from continuing operations before interest expense (income), income taxes, depreciation and amortization expense, adding back non-cash charges including, without limitation, compensation charges for equity grants and charges for unconsolidated losses (gains), determined directly or indirectly from the financial statements of the Company contained in the Quarterly Report on Form 10-Q or Annual Report on Form 10-K of the Company for the applicable periods.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(1,832) or $(0.25) per share and $(8,883) or $(1.23) per share for the three and six months ended June 30, 2012, respectively, as compared to a loss of $(1,100) or $(0.15) per share and $(1,262) or $(0.17) per share for the three and six months ended June 30, 2011, respectively.

Three Months Ended June 30, 2012, as Compared to the Three Months Ended June 30, 2011

Net Sales - Net sales decreased $575 or 3.8% to $14,710 for the three months ended June 30, 2012, compared to $15,285 for the three months ended June 30, 2011.  The Company has one major customer whose sales constituted 23% of full year sales in 2011.  Demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns.  During the three months ended June 30, 2012 sales to that customer increased 60.2% compared to the same period in 2011, after declining 38.4% in the first quarter of 2012 compared to the same period in 2011.  During late January 2012, two sales representatives resigned without notice, and the Company, to date, has been unable to retain the vast majority of the customers and projects handled by those representatives.  Annual sales for those two representatives were approximately $6,000 for 2011. Sales to those customers decreased by 92.1% for the second quarter of 2012 compared to the same period in 2011.  Sales from all other customers were down 11.0% during the three months ended June 30, 2012 compared to the same period in 2011.

Gross Profit – Total gross profit was $4,872 for the three months ended June 30, 2012, compared to $6,058 for the three months ended June 30, 2011. The decrease in total gross profit of $1,186 or 19.6% was due to the 3.8% decrease in net sales combined with a decrease in gross profit percentage. Gross profit percentage decreased to 33.1% for the three months ended June 30, 2012, from 39.6% for the three months ended June 30, 2011. The decrease is primarily attributable to an increase in production labor and raw material costs as a percentage of sales.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $5,923 for the three months ended June 30, 2012, from $6,587 for the three months ended June 30, 2011. The decrease of $664 or 10.1% was due primarily to decreases in compensation costs, commission expense and rent expense. Total Selling, General and Administrative expenses as a percentage of net sales decreased to 40.3% for the three months ended June 30, 2012, compared to 43.1% for the three months ended June 30, 2011.

Interest Expense, Net - Interest expense, net increased to $781 for the three months ended June 30, 2012, from $571 for the three months ended June 30, 2011. The increase was primarily due to an increase in interest expense related to interest accrued on the Series A Preferred Stock at 16% during the three months ended June 30. 2012 compared to 12% during the three month period ended June 30, 2011.

Income Taxes – As of June 30, 2012 and December 31, 2011, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss for the three month periods ended June 30, 2012 or June 30, 2011.

Net Loss - As a result of the above items, the Company had a loss of $1,832 for the three months ended June 30, 2012, compared to net loss of $1,100 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012, as Compared to the Six Months Ended June 30, 2011

Net Sales - Net sales decreased $4,364 or 13.4% to $28,276 for the six months ended June 30, 2012, compared to $32,640 for the six months ended June 30, 2011.  The Company has one major customer whose sales constituted 23% of full year sales in 2011.  During the six months ended June 30, 2012, sales to that customer increased 10.5% compared to the same period in 2011.   Demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns.  Sales to that customer decreased 38.4% in the first quarter of 2012 compared to the first quarter of 2011 and increased 60.2% in the second quarter of 2012 compared to the second quarter of 2011.  During late January 2012, two sales representatives resigned without notice, and the Company, to date, has been unable to retain the vast majority of the customers handled by those representatives. Annual sales for those two representatives were approximately $6,000 for 2011.  Sales to those customers decreased by 76.2% for the six months ended June 30, 2012, compared to the same period in 2011.  Sales from all other customers decreased 11.8% during the six months ended June 30, 2012, compared to the same period in 2011.

Gross Profit – Total gross profit was $8,948 for the six months ended June 30, 2012, compared to $13,466 for the six months ended June 30, 2011. The decrease in total gross profit of $4,518 or 33.6% was due to the 13.4% decrease in net sales combined with a decrease in gross profit percentage. Gross profit percentage decreased to 31.6% for the six months ended June 30, 2012 from 41.3% for the six months ended June 30, 2011. The decrease is primarily attributable to an increase in raw materials, production salaries and shipping costs as a percentage of sales.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased by $1,568 or 11.4% to $12,201 for the six months ended June 30, 2012, from $13,769 for the six months ended June 30, 2011. The decrease was due primarily to declines in Selling, General and Administrative labor and rent expense, partially offset by an increase in professional fees. Total Selling, General and Administrative expenses as a percentage of net sales increased to 43.1% for the six months ended June 30, 2012, compared to 42.2% for the six months ended June 30, 2011.

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

Interest Expense, Net - Interest expense, net increased to $1,653 for the six months ended June 30, 2012, from $990 for the six months ended June 30, 2011. The increase was primarily due to an increase in interest expense related to interest accrued on the Series A Preferred Stock issued in February 2011.  The Series A Preferred Stock was outstanding for the full period in 2012 compared to approximately five months in 2011 and during the 2012 period the interest rate was increased to 16% compared to 12% in the 2011 period which reflects the payment of the dividend in kind in 2012.

Income Taxes – As of June 30, 2012 and December 31, 2011, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss of for the six months ended June 30, 2012. During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount.

Net Loss - As a result of the above items, the Company had net loss of $8,883 for the six months ended June 30, 2012, compared to a loss of $1,262 for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used in operating activities was $2,240 during the six months ended June 30, 2012.  The primary uses of cash were the net loss of $8,883 offset by an increase in accrued abandoned lease costs of $2,415, interest paid with preferred stock of $1,358, a non-cash loss recorded on abandoned leasehold improvements of $402, depreciation and amortization of $1,252, a decrease in account receivable of $359, an increase in accounts payable of $1,549, partially offset by a decrease in accrued liabilities of $1,060.

Net cash used in operating activities was $2,214 during the six months ended June 30, 2011.  The primary uses of cash were the net loss of $1,262, an increase of $1,863 in prepaid and other assets and increase of $764 in inventories and a decrease in accrued liabilities of $991 partially offset by a decrease in accounts receivable of $1,241.

Net cash used in investing activities for capital expenditures was $991 and $577 for the six months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012, net cash provided by financing activities was $1,670 of which $1,940 was related to borrowings on the revolving line of credit and $270 was related to capital lease payments.

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

The Series A Preferred provides for a cumulative 12% annual dividend payable in cash or additional shares of Series A Preferred, valued at $100 per share, payable quarterly in arrears and accruing regardless of whether or not declared by the Board of Directors of the Company or funds are legally available to pay them.  If the Company does not pay dividends in cash equal to at least 8% per share per annum, the rate of the dividend shall increase by 4% per annum to 16% per annum, which additional dividend shall be paid or accrue in additional shares of Series A Preferred. At March 31, 2012, and June 30, 2012, the Company did not meet the requirements under the PNC Revolving Credit Agreement which provided the Company the ability to pay the 2012 quarterly dividend payments in cash.  As such, the dividend will be paid in stock and was accrued at 16% for each period. Until the Company meets the requirements it will pay future dividends in additional shares of preferred stock at the annual rate of 16%.

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

The maturity date of the Facility is August 13, 2013.  The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of June 30, 2012, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee per annum payable quarterly on the undrawn amount.

The Facility includes one financial covenant requiring that the Company maintain a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward.  For the periods ended March 31, 2012 and June 30, 2012, the Company was not in compliance with the financial covenant.   PNC has indicated to the Company that they do not intend to place the Company in default and have begun discussions to amend the current agreement and waive the financial covenant.  The Company expects this to be completed during the third quarter of 2012, however there are no assurances that this will take place.

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by an Availability Reserve which was reduced to $1,000 from $2,000 at February 3, 2011 pursuant to the PNC Amendment and by outstanding letters of credit in the amount of $2,000 as of June 30, 2012.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $90 from August 13, 2011 through August 12, 2012 and $30 from August 13, 2012 through August 12, 2013.

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

Convertible Note

On August 20, 2012, the Company entered into a definitive agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for the issuance and sale of $2 million in principal amount of its 10% Convertible Note (the “Note”), due December 31, 2015.

The note accrues interest at 10% per annum and matures on December 31, 2015.  Interest on the note is payable in kind through increasing the outstanding principal amount of the note, or, at the Company’s option, it may pay interest quarterly in cash.  The note will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints’ option, the note is convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Note or other indebtedness for borrowed money and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1]  The note is unsecured.  It may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Note, plus accrued interest.

The note purchase agreement is subject to customary closing conditions, including the accuracy of both parties’ representations and warranties. The Company intends to use the gross proceeds from the transaction for working capital and general corporate purposes.

The Company anticipates that the issuance and sale of the note will be consummated no later than August 21, 2012.

Management believes that with the Company’s cash balances, anticipated cash balances, the proceeds form the Note and the PNC Facility, provided PNC and the Company come to an agreement on a waiver and amendment, or, if necessary, the Company is able to obtain a replacement facility, for which there can be no assurances, it has sufficient liquidity for the next twelve months.  However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.

[1] “EBITDA” means the net income of the Company from continuing operations before interest expense (income), income taxes, depreciation and amortization expense, adding back non-cash charges including, without limitation, compensation charges for equity grants and charges for unconsolidated losses (gains), determined directly or indirectly from the financial statements of the Company contained in the Quarterly Report on Form 10-Q or Annual Report on Form 10-K of the Company for the applicable periods.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2012.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), the Company informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, the Company received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion.  The parties are following the process set forth in the Crush APA and have retained Grant Thornton LLP (“Grant”) as the arbitration firm that will arbitrate the dispute.  If Grant finds that Crush Creative has met the performance criteria set forth in the Crush APA, the Crush Sellers will be entitled to a payment of up to $750.  Under the Crush APA, Grant’s determination is final, conclusive and binding.

Item 5.  Other Information

Management Changes

On August 16, 2012, the Board of Directors of Merisel and Donald R. Uzzi agreed that Mr. Uzzi will no longer serve in the positions of President and Chief Executive Officer (“CEO”) of the Company and as an officer of its various subsidiaries effective August 21, 2012.  Mr. Uzzi was re-elected as Chairman of the Board of Directors for the period from August 21, 2012 until August 21, 2013.

On August 16, 2012, the Company and Mr. Uzzi entered into an Amended and Restated Employment Agreement to amend and restate Mr. Uzzi’s existing employment agreement with the Company dated November 22, 2004, as amended.  The Amended and Restated Employment Agreement provides that Mr. Uzzi will continue to serve as Chairman of the Board until August 21, 2013 for an annual base salary of $450,000.  In the event prior to August 21, 2013 Mr. Uzzi is terminated by the Company without “cause,” or Mr. Uzzi terminates his employment for “good reason,” he will be entitled to a lump sum payment equal to the balance of his remaining base salary that he would have been entitled to until the remainder of his term.  If by August 21, 2013 the Company and Mr. Uzzi do not agree to enter into a new employment agreement, Mr. Uzzi will to serve on the Company’s Board as a non-employee director through 2014, for the same compensation as the other non-employee directors receive.  The Amended and Revised Employment Agreement also includes one-year noncompetition and non-solicitation provisions following Mr. Uzzi’s termination of employment as Chairman.  A copy of Mr. Uzzi’s Amended and Restated Employment Agreement is filed herewith and is incorporated herein by reference.

On August 16, 2012, the Board of Directors named Terry A. Tevis as Chief Executive Officer and President of Merisel and appointed Mr. Tevis to serve as the chief executive officer or manager of each of its subsidiaries.

The management changes will become effective August 21, 2012.

Terry A. Tevis, 70, has been a member of the Board of Directors of Merisel since March 23, 2011.  Prior to being named as Chief Executive Officer and President of Merisel, he served as the President of T.A. Tevis & Company, LLC, a Connecticut-based consulting firm founded in 2002 (“Tevis & Co.”) (www.TATevis.com).  Tevis & Co. provides turnaround services and new marketing initiatives to commercial printers and their suppliers, advises private equity firms in print-related investments and for the past six years, has been the leading graphic services advisor to the Gerson Lehrman client base.  Prior to 2002, Mr. Tevis spent more than 30 years in leadership roles within commercial print.  He served from 1999 to 2001 as President of the Digeno.com, eCommerce Business Unit of R.R. Donnelly & Sons, Inc., from 1998 to 1999 as President and CEO of Printing Arts America, Inc., a roll-up entity in the print industry, and from 1992 to 1997 as Business Unit President of catalog and direct mail units of R.R. Donnelley & Sons, Inc.  He was inducted into the Printing Industry Hall of Fame in 1999.  Mr. Tevis also serves as adjunct professor at New York University’s Graduate School in Graphic Services.  Mr. Tevis received his B.S. in Industrial Engineering and M.B.A. from San Jose State University and served for two years as a Lieutenant in the US Army.

Under the terms of Mr. Tevis’ Employment Agreement dated August 16, 2012, Mr. Tevis will receive $7,500 per month in salaried compensation, plus $12,500 per month in deferred compensation, to be paid at the earliest of (i) December 31, 2014, (ii) the termination of his service as Chief Executive Officer and President of the Company for any reason, or (iii) an earlier date determined by the Board.  At the payment date of such deferred compensation, at the Board’s option, Mr. Tevis’ cumulative deferred compensation will be paid either in 100% cash or a combination of 35% cash and 65% in securities of the Company in the same proportions as the Company’s securities are held by the Company’s majority shareholder, Saints Capital Granite, L.P.  The Employment Agreement incorporates the Company’s standard noncompetition and non-solicitation provisions.  A copy of Mr. Tevis’ Employment Agreement is filed herewith and is incorporated herein by reference.

As part of the change in responsibilities, the Board removed Mr. Tevis from his positions on the Audit Committee and the Compensation Committee.

Creation of a Direct Financing Obligation or an Obligation under an Off-Balance Sheet Arrangement of the Registrant

On August 20, 2012, the Company entered into a definitive agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for the issuance and sale of $2 million in principal amount of its 10% Convertible Note (the “Note”), due December 31, 2015.

The note accrues interest at 10% per annum and matures on December 31, 2015.  Interest on the note is payable in kind through increasing the outstanding principal amount of the note, or, at the Company’s option, it may pay interest quarterly in cash.  The note will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints’ option, the note is convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Note or other indebtedness for borrowed money and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1]  The note is unsecured.  It may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Note, plus accrued interest.

The note purchase agreement is subject to customary closing conditions, including the accuracy of both parties’ representations and warranties. In addition, Saints has agreed not to engage in any “going private” transaction, as such term is defined in Rule 13e-3 promulgated under the Securities Exchange Act of 1934, until at least December 31, 2013.

The issuance and sale of the notes was reviewed, negotiated and approved by a Special Committee of the Board of Directors, consisting of an independent director, who was charged with representing the interests of unaffiliated stockholders of the Company.  The Special Committee retained independent legal counsel and financial advisers in connection with its review and approval of this transaction.

The Company intends to use the gross proceeds from the transaction for working capital and general corporate purposes.

Merisel anticipates that the issuance and sale of the note will be consummated no later than August 21, 2012.

[1] “EBITDA” means the net income of the Company from continuing operations before interest expense (income), income taxes, depreciation and amortization expense, adding back non-cash charges including, without limitation, compensation charges for equity grants and charges for unconsolidated losses (gains), determined directly or indirectly from the financial statements of the Company contained in the Quarterly Report on Form 10-Q or Annual Report on Form 10-K of the Company for the applicable periods.

Item 6. Exhibits
Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc., dated June 9, 2000.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **

4.2	Certificate of Designation of Series A Preferred Stock, dated February 4, 2011.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

4.3	Form of 10% Convertible Note, due December 31, 2015 of Merisel, Inc.	Filed herewith.

10.1	Assignment and Assumption Agreement, between Merisel, Inc. and Saints, dated March 21, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011. **

10.2	Agreement and Waiver, between Merisel, Inc. and Saints, dated March 21, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011. **

10.3	Consent, Waiver and Amendment No. 2 to Revolving Credit and Security Agreement, between Merisel, Inc. and each of its subsidiaries as Borrowers and PNC, dated March 21, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011. **

*10.4	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **

*10.5	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **

Exhibit	Description	Method of Filing

*10.6	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011.**

*10.7	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **

*10.8	Merisel, Inc. 2008 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2008. **

*10.9	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**

10.10
Revolving Credit and Security Agreement dated as of August 13, 2010 by and among Merisel, Inc., Merisel Americas, Inc., Color Edge LLC, Color Edge Visual LLC, Comp 24 LLC, Crush Creative LLC, Dennis Curtin Studios, LLC, MADP, LLC, Advertising Props, Inc., Fuel Digital, LLC, and PNC Bank, National Association.
Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **

10.11	Pledge Agreement dated as of August 13, 2010 by and between and PNC Bank, National Association.	Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **

*10.12	Employment Agreement, dated as of December 17, 2010, by and between Merisel, Inc. and Michael A. Berman.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **

Exhibit	Description	Method of Filing

*10.13	Amendment to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **

10.14	Redemption Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated as of January 19, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2011. **

10.15
Consent, Waiver and Amendment No. 1 to Revolving Credit and Security Agreement, between Merisel, Inc. and each of its subsidiaries as Borrowers and PNC Bank, National Association, as Lender, dated February 3, 2011.
Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.16	Registration Rights Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated February 4, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.17	Amendment No. 2 to Stock and Note Purchase Agreement, dated February 4, 2011.	Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 7, 2011.**

10.18	Lease Agreement, dated June 20, 2011, between SPI 190 JONY, LLC, as landlord, and Merisel Americas, Inc., as tenant for the premises located at 190 Jony Drive, Carlstadt, New Jersey.	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.**

10.19
Agreement of Lease, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant, for the 8th floor located at 132 West 31st Street, New York, NY (aka 127 West 30th Street).
Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.**

10.20	Termination Letters, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.**

10.21	Merisel, Inc. Board of Directors Compensation Plan, dated April 27, 2011.	Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011.**

*10.22	Employment Agreement, dated as of August 16, 2012, by and between Merisel, Inc. and Terry A. Tevis	Filed herewith.

*10.23	Amended and Restated Employment Agreement, dated as of August 16, 2012, by and between Merisel, Inc. and Donald R. Uzzi.	Filed herewith.

10.24	Note Purchase Agreement dated August 20, 2012, by and between Merisel, Inc. and Saints.	Filed herewith.

14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

99.1	Press release dated August 20, 2012.	Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 20, 2012
Merisel, Inc.

By:	/s/ Donald R. Uzzi
Donald R. Uzzi
Chairman, Chief Executive Officer, and President

By:	/s/ Victor L. Cisario
Victor L. Cisario
Chief Financial Officer