Form 10-Q
period 2012-09-30
MERISEL INC /DE/
filed 2012-11-26
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 26, 2012 the registrant had 7,214,784 shares of Common Stock outstanding.

Reliance on Securities Exchange Commission Exemptive Order
Pursuant to Sections 17A and 36 of the Securities and Exchange
Act of 1934

(SEC Release No. 68224 dated November 14, 2012)

The registrant is relying on Release No. 68224, dated November 14, 2012.  The registrant was impacted by the effects brought by Hurricane Sandy.  The registrant was not in a position to file this Report on Form 10-Q prior to November 26, 2012.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2011	September 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,784	$286
Accounts receivable, net of allowance of $288 and $329, respectively	14,765	11,231
Inventories	2,136	1,948
Prepaid expenses and other current assets	2,046	1,576
Total current assets	20,731	15,041

Property, plant and equipment, net	5,660	5,072
Trademarks	6,190	-
Other intangible assets, net	2,555	2,246
Other assets	1,102	987
Total assets	$36,238	$23,346

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,464	$6,744
Accrued liabilities	5,081	5,026
Accrued abandoned lease costs	-	1,620
Capital lease obligations, current maturities	544	548
Revolving credit agreement	2,477	1,564
Total current liabilities	13,566	15,502

Capital lease obligations, less current maturities	897	569
Mandatorily redeemable series A preferred stock, $.01 par value, authorized 360,000 shares; 147,030 and 164,946 shares issued and outstanding, respectively	12,673	14,670
Convertible note	-	2,022
Other liabilities	1,090	1,356
Total liabilities	28,226	34,119

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 30,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	285,202	285,312
Accumulated deficit	(275,330)	(294,225)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity (deficit)	8,012	(10,773)
Total liabilities and stockholders' equity (deficit)	$36,238	$23,346

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net sales	$16,550	$13,180	$49,190	$41,456

Cost of sales	10,757	9,153	29,931	28,480

Gross profit	5,793	4,027	19,259	12,976

Selling, general & administrative expenses	7,036	6,237	20,805	18,438

Intangible impairment	-	6,190	-	6,190

Lease abandonment charge	-	-	-	3,977

Restructuring charge	-	809	-	809

Operating loss	(1,243)	(9,209)	(1,546)	(16,438)

Interest expense, net	588	804	1,578	2,457

Loss before benefit for income tax	(1,831)	(10,013)	(3,124)	(18,895)

Income tax benefit	-	-	(31)	-

Net Loss	(1,831)	(10,013)	(3,093)	(18,895)

Loss per share (basic and diluted)	$(0.25)	$(1.39)	$(0.43)	$(2.62)
Weighted average number of shares
Basic	7,215	7,215	7,215	7,215
Diluted	7,215	7,215	7,215	7,215

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited

	Nine Months Ended September 30,
	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,093)	$(18,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	110
Deferred occupancy costs	(4)	266
Bad debt provision	39	480
Amortization of discount on preferred stock	155	205
Depreciation and amortization	2,138	1,851
Non-cash interest expense		2,029
Intangible impairment	-	6,190
Loss on abandoned leasehold improvements	-	402
Changes in operating assets and liabilities:
Accounts receivable	140	3,054
Inventories	(707)	188
Prepaid expenses and other assets	(1,811)	692
Accounts payable	748	1,280
Accrued abandoned leases costs	-	1,620
Accrued liabilities	(831)	(270)
Net cash used in operating activities	(3,226)	(798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,123)	(1,265)
Net cash used in investing activities	(1,123)	(1,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible note	-	2,000
Capital lease payments	(211)	(415)
Revolving credit agreement repayments, net	(2,841)	(913)
Redemption of preferred stock	(3,500)	-
Deferred financing costs	-	(107)
Net cash (used in) provided by financing activities	(6,552)	565

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,901)	(1,498)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,390	1,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,489	$286

Cash paid during the period for:
Interest expense	$907	$248
Non-cash investing and financing activities:
Extinguishment of convertible preferred stock	19,366	-
Capital lease to finance equipment	-	91
Issuance of preferred stock in lieu of dividends	-	1,792

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of September 30, 2012, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

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

3.      Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a cash balance of $286 at September 30, 2012 and experienced reduced revenues for the three and nine months ended September 30, 2012 compared to the same periods in 2011, resulting in a net loss and net cash used in operating activities for the interim periods then ended.  Additionally, during October 29th and 30th the Company’s Carlstadt, New Jersey facility experienced significant damage due to Hurricane Sandy. The Company will incur additional expenses for the replacement/repair of damaged equipment and to continue to service its client base until the facility is fully operational.  It is anticipated that the additional costs incurred will exceed the insurance proceeds; the extent to which is uncertain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  The Company will require additional capital during November and December to continue as a going concern.  The Company is in active discussions with its primary lender, largest stockholder and other potential funding sources concerning possible ways of addressing its liquidity and working capital needs, including a possible bridge loan facility and other forms of debt or equity financing.  The Company believes it will need to raise additional equity or debt financing (whether from its primary lender, largest stockholder or other sources) to meet its liquidity needs for the next twelve months. The Company’s largest stockholder has purchased $1,500 in principal amount of the Company’s 10% Convertible Note on November 21, 2012 and has committed in principle to an additional $2,500 in funding if necessary,.  If the additional commitment is funded management believes the Company’s current cash needs will be satisfied, but there can be no assurances that it will be funded as definitive agreements still need to be executed with respect to the additional funding.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to meet its financing arrangements and to further implement its strategy and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.      Inventories

Inventories consist of the following:
	December 31, 2011	September 30, 2012

Raw materials	$1,339	$1,106
Work-in-progress	800	845
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,136	$1,948

5.      Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from the Acquisitions accounted for under the purchase method of accounting, consist of the following:

	December 31, 2011	September 30, 2012	Amortization Period (years)
Customer relationships	$2,191	$2,007	15	to	20
Trade know-how	364	239		8
Total	$2,555	$2,246

Amortization expense relating to intangible assets was $103 for the three months ended September 30, 2012 and 2011, and $309 and $324 for the nine months ended September 30, 2012 and 2011, respectively.

At December 31, 2011, the Company had indefinite-lived trademarks of $6,190.  In accordance with FASB ASC 350, the Company tests for impairment of indefinite-lived trademarks at least annually.  As of September 30, 2012, the Company reviewed the indefinite–lived trademarks for impairment due to ongoing reduced revenues, over capacity in the industry, the need to raise capital during the period and the overall reduction in the Company’s market valuation.  Reflective primarily of the reduction of the royalty rate, reduced revenues and other factors, the review resulted in a full impairment of the asset and the Company recorded an impairment charge of $6,190 during the period.  As of September 30, 2012, the carrying value of indefinite-lived trademarks is $0.

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the fourth quarter of each year and earlier if necessary, the Company evaluates indefinite-lived intangibles for impairment at the asset level. During the current quarter the Company determined it was necessary to evaluate its indefinite-lived intangibles for impairment due to ongoing reduced revenues, over capacity in the industry, the need to raise capital during the period and the overall reduction in the Company’s market valuation.   Reflective primarily of the reduction of the royalty rate, reduced revenues and other factors, the review resulted in a full impairment of the asset and the Company recorded an impairment charge of $6,190 during the period.  There was no impairment, and therefore, no write-down of any of the Company’s long lived assets during the prior year quarter.

The carrying values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their estimated fair value because of their short-term nature. The revolving credit carrying value approximates fair value due to the variable nature of the interest rate.

7.      Accrued Liabilities

Accrued liabilities consist of the following:
	December 31, 2011	September 30, 2012

Accrued liabilities:
Compensation and other benefit accruals	$2,066	$2,778
Accrued interest on Series A Preferred Stock	434	649
Other accruals	2,581	1,599
Total accrued liabilities	$5,081	$5,026

8.      Accrued Abandoned Lease Costs

During the month of January, 2012 the Company vacated most of the 1st through 4th floors in its New York City facility and relocated and consolidated its manufacturing and production operations at its new 77,000 square feet facility in Carlstadt, New Jersey. On March 28, 2012, the Company entered into an agreement with its NYC landlord to terminate its current leases for the 1st through 4th floors (“Termination Agreement”). Under the terms of the Termination Agreement, the Company agreed to (i) continue to pay rent at its current annual rate, as well as certain related charges under the current leases through December 31, 2012, (ii) pay a one-time settlement payment of $125 to satisfy its restoration obligations and other disputed charges under the current leases upon execution of the agreement of which $110 was accrued and expensed in 2011, and (iii), make an additional single payment termination fee of $850 on December 31, 2012.   In the first quarter of 2012, the Company recorded an abandonment charge of $3,977 consisting of $3,832 for estimated payments related to rent, termination payments, taxes and utilities and $402 for the write-off of remaining leasehold improvements partially offset by $257 for the reversal of the deferred occupancy liability related to the abandoned space.  During the three and nine month periods ended September 30, 2012, the Company made payment of $795 and $2,197 in rent, taxes and utilities and $0 and $125 in termination fees, respectively. As of September 30, 2012, the remaining abandonment liability is $1,620.

9.      Income Taxes

At December 31, 2011, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential negative evidence considered was three consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company kept a full valuation allowance on its net deferred tax assets as of September 30, 2012 and December 31, 2011.

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

During 2010, the Company filed amended New York State and City returns. During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount for the nine months ended September 30, 2011.   The Company did not record an income tax provision or benefit for the three and nine months ended September 30, 2012.

On March 21, 2011, Phoenix Acquisition Company II, L.L.C. (“Phoenix”), the holder of 5,000,000 shares or 69.3% of the Company’s outstanding common stock along with its parent entity Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), and certain of their affiliates (collectively, “Stonington”) completed the transfer of all of its 5,000,000 shares of common stock to Saints Capital VI, L.P. (Saints Capital VI, L.P. transferred the shares to Saints Capital Granite, L.P. in May, 2011). The original transaction constituted a change of control as defined in Section 382 and resulted in an additional limitation in the Company’s ability to utilize its net operating loss carry-forward as well as its ability to use certain unrealized built-in losses.  As a result of this change of control, the net operating losses and unrealized built-in losses are subject to an annual limitation of $698. The Company adjusted its deferred tax asset to reflect the estimated limitation as of March 31, 2011. At December 31, 2011, the Company had available U.S. Federal net operating loss carry-forwards of $17,388 which expire at various dates beginning December 31, 2012.  As of December 31, 2011, $13,963 of the net operating loss carry-forwards is subject to the annual limitation as a result of the ownership change and the remaining amount of $3,425 is not restricted.

10.   Debt

Debt is classified on the balance sheet as follows:

	December 31, 2011	September 30, 2012
Current:
Capital lease obligations	$544	$548
Revolving credit agreement	2,477	1,564
	3,021	2,112
Non-current:
Capital lease obligations	897	569
Mandatorily redeemable preferred stock	12,673	14,670
Convertible subordinated note	-	2,022
	13,570	17,261

Total	$16,591	$19,373

Convertible Note

On August 20, 2012, the Company entered into a definitive agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for the issuance and sale of $2,000 in principal amount of its 10% Convertible Note (the “Note”), due August 31, 2015.  The transaction was completed and the Note was issued on August 21, 2012.

The note accrues interest at 10% per annum and matures on August 31, 2015.  Interest on the note is payable in kind through increasing the outstanding principal amount of the note, or, at the Company’s option, it may pay interest quarterly in cash.  The note will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints’ option, the note is convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Note or other indebtedness for borrowed money plus the Company's cash balance and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1]  The note is unsecured.  It may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Note, plus accrued interest.

The Company incurred financing costs of $107 on this transaction and has recorded the costs in other assets and will amortize this amount over the life of the Note to interest expense.

The gross proceeds from the transaction are used for working capital purposes.

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

As of December 31, 2011, the Company had accrued $434 for the fourth quarter dividend payment. On March 27, 2012, the Company’s Board approved the payment for the three month period ended December 31, 2011 to be made with additional Series A Preferred shares in lieu of cash.  As noted above, given 100% of the payment was made in kind, the dividend rate for the payment increased to 16% and the Company issued 5,781.1222 shares of Series A Preferred at an original issue price of $100 per share in payment of the dividend during the first quarter. The incremental interest expense that was incurred as a result of the Board decision was recorded during the first quarter.  During each quarterly period of 2012 the Company has not met the requirements under the PNC Revolving Credit Agreement which provided the Company the ability to pay the quarterly dividend payment in cash.  As such, the Company has accrued dividends at the 16% annual rate during 2012 and has issued 12,134.8745 shares of Series A Preferred at an original issue price of $100 per share in payment of the first and second quarter dividend.  Until the Company meets the requirements, it will accrue and pay future dividends in additional shares of preferred stock at the annual rate of 16%.  As of September 30, 2012, the Company has accrued $649 for this dividend payment.

The Company used the March 21, 2011 Stonington and Saints sale transaction as the basis for measuring fair value of the Series A Preferred. Stonington sold its 5,000,000 common shares and all 140,000 shares of the Series A Preferred to Saints for $14,500. The Company determined the fair value of the Series A Preferred Stock of $11,750 using the difference between the total transaction price and the fair value of the common stock as of the date of the Stock Purchase Agreement on February 18, 2011. The unamortized discount of $2,250 on the preferred stock will be amortized using the interest method over the 72 month term of the Series A Preferred.  The amortization of the discount for the three and nine month periods ended September 30, 2012 of $71 and $205, and for the three and nine month periods ended September 30, 2011 of $59 and $155, respectively, was recorded as interest expense for the periods then ended. The Company also incurred $1,061 of costs in relation to this transaction, which were recorded as deferred financing cost to be amortized over the term of the Series A Preferred.

The Series A Preferred has no conversion rights and will have no voting rights except (i) the right to elect a single additional member to the Company’s Board of Directors upon the Company’s failure for at least four consecutive quarters to pay at least an 8% cash dividend per annum.  The Company has not paid at least an 8% cash dividend per annum since August, 2011.  As such Saints currently has the right to elect an additional member to the Company’s Board of Directors; and (ii) to separately vote or consent to alter the terms of the Series A Preferred, create or increase the number or terms of shares of any class that is senior to or in parity with the Series A Preferred or to incur debt securities senior to the Series A Preferred, other than the Company’s existing credit facility or any replacement thereof if the incurrence of debt pursuant to such debt securities would cause the ratio of the Company’s total indebtedness to EBITDA to be greater than 3.5:1 excluding the Series A Preferred. The Certificate of Designation limits the ability of the Company to pay dividends on its common stock.

Revolving Credit Agreement

During the second quarter of 2010, the Company entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”). The PNC credit facility (the “Facility”) consists of a $14,000 revolving loan, or revolver, including up to $3,000 in letters of credit secured by separate cash collateral.

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the LIBOR Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.   As of September 30, 2012 the Base Rate plus 3% is 6.25%. The revolver is also subject to a 0.75% fee per annum payable quarterly on the undrawn amount.

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

The Facility includes one financial covenant requiring that the Company maintain a fixed charge coverage ratio for the trailing twelve month period (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward.  The Company has not been in compliance with this requirement beginning in the period ended March 31, 2012 and does not anticipate being in compliance for the foreseeable future.  On October 3, 2012, the Company received a notification from PNC stating that the following events of default have occurred and are continuing under the Agreement: (i) failure to comply with the requirement to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 for the quarters ended March 31, 2012 and June 30, 2012; and (ii) incurring indebtedness owing to Saints during August, 2012.  The notification stated that PNC has determined not to exercise its option to charge interest at default rate under the Agreement and they shall continue to make advances at their discretion provided that the foregoing determinations shall not constitute a waiver of any rights related thereto.  PNC has engaged in discussions with the Company to amend the current agreement and waive the events of default.  Based on the discussions, the Company anticipates this to be completed during the fourth quarter of 2012, however, there are no assurances that this will take place.

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by an Availability Reserve which was reduced to $1,000 from $2,000 at February 3, 2011 pursuant to the PNC Amendment and by outstanding letters of credit in the amount of $2,000 as of June 30, 2012.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee $30 from August 13, 2012 through August 12, 2013.

As of September 30, 2012, the Company has letters of credit under the Facility in the amount of $2,000, which reduces the availability under the Facility by that amount. The letters of credit were used to provide security deposits on the real estate leases for the facilities in Carlstadt, NJ and New York, NY.

11.   Commitments and Contingencies

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

Under the terms of the New Lease, the Company will rent the 8th floor at an annual base rent of $1,139 beginning February 1, 2013, with increases at the rate of 2% per annum beginning January 1, 2014.  The Landlord agreed to rent concessions through January 31, 2013 and to reimburse the Company for up to $1,084 in costs expended by the Company in its build-out of the 8th floor, which work is scheduled to be completed by December 31, 2012.  The Company’s existing sublease for the 5th floor terminated on December 31, 2011.  The Company has extended its occupancy of that space through an interim lease agreement with the Landlord at the rate of $15 per month until its move to the 8th Floor, and will retain the basement space through the end of 2012 at the rate of $2 per month.

The Company will relocate remaining functions, currently housed in a portion of the Existing Premises, plus the Company’s executive and sales offices located on the 5th Floor, to the New Premises when work on the 8th Floor is completed, on or about January 31, 2013.  As such, the Company will not vacate the portion of the existing premises it still occupies on the 5th floor by November 30, 2012, and it may be subject to additional charges at the rate of $3 per day.

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

13.   Stock-Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At September 30, 2012, 51,839 shares were available for grant under the 1997 Plan, and 400,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

Stock Option Grants

On January 11, 2012, the Company modified 100,000 of its Chief Executive Officer’s 300,000 fully vested stock options.  The modified options originally had an exercise price of $12.00 and an expiration date of November 22, 2014.  The modified options now have an exercise price of $1.35 per share and an expiration date of November 22, 2016.  Compensation expense of $48 was recorded during the three month period ended March 31, 2012, to reflect the excess of the fair value of the modified options over the fair value of the original options at the date of the exchange.  No expense associated with these options was incurred in the current quarter.

On January 11, 2012, the Company granted 150,000 stock options to its other executive officers under the Stock Award and Incentive Plan.  The options have an exercise price of $1.35 and an expiration date of January 11, 2022. The options vest 25% on the grant date, 25% on December 31, 2012, 25% on December 31, 2013, and 25% on December 31, 2014. Compensation expense, measured by the options fair value at the grant date, will be recorded over the related vesting period starting in January 2012. Compensation expense related to these grants was $7 and $62 for the three and nine months ended September 30, 2012.  50,000 of these options were cancelled during the quarter ended September 30, 2012 upon the termination of an executive officer and 100,000 of these options held by the other executive officer remain outstanding as of September 30, 2012.

The fair value of each option granted during 2012 was estimated on the date of grant using the Black-Scholes option pricing model.

As of September 30, 2012, 400,000 options remain outstanding under the Stock Award and Incentive Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	300,000	$8.33
Granted	150,000	$1.35
Exercised	-	N/A
Cancelled/forfeited	(50,000)	$1.35
Outstanding at September 30, 2012	400,000	$3.93

Options exercisable at September 30, 2012	325,000	$4.52

The weighted average grant date fair value of options granted during the period is $0.96.

As of September 30, 2012 and 2011, there was $54 and $0 of unrecognized compensation cost related to stock options, respectively.

14.   Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of September 30, 2012, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets. The Company did not repurchase any shares during the three and nine months ended September 30, 2012 and 2011. According to the terms of the PNC Agreement, dated August 13, 2010, the Company may not repurchase its own stock.

15.   Restructuring Charge

During the third quarter of 2012, the Company implemented a restructuring plan in response to the reduced revenues experienced during 2012.  The plan is intended to reduce operating costs to a level more appropriate with the currently anticipated revenues.  During the period the Company recorded a restructuring charge of $809 reflective of severance costs associated with the restructuring.  During the three months ended September 30, 2012 the Company made payments of $175.  As of September 30, 2012, the remaining restructuring charge liability is $634.  The payments will be completed in August, 2013.

16.   Subsequent Events

Hurricane Sandy:

On October 29th and 30th of this year the Atlantic Coast experienced Hurricane Sandy.  Our Carlstadt, New Jersey facility lost power during the event and then was flooded resulting in significant damage to critical equipment located at the facility including computer systems and the vast majority of output equipment.   To date we have restored the majority of our computer systems utilizing backup data and some of our output equipment is operational.  Additionally, we have placed orders for replacement equipment for machinery that was damaged beyond reasonable repair; which we anticipate will be delivered and operating by the middle of December.

The Company has regained the use of some of its output equipment in the facility  and has been able to produce work product typically produced in this facility in its Burbank, California facility and through agreements with other vendors to use their equipment/facility as necessary.  The Company anticipates that its customer base will remain intact during the aftermath of this event and after the facility is fully restored, but there can be no assurances to this effect.  Currently, the Company cannot estimate the amount of lost business due to the storm, if any.  The Company maintains insurance, including flood and business interruption insurance for these types of events and has hired a public adjuster to represent the Company’s interests with our insurance carrier.  The total extent of the damages has not yet been determined, however, the Company anticipates the damages will exceed its insurance coverage related to this event.

Additional Financing:

On November 21, 2012, The Company and its majority stockholder, Saints Capital Granite, L.P. (“Saints”) entered into a non-binding Financing Letter (the “Letter”) whereby Saints agreed, subject to the preparation and execution of a definitive agreement, to provide a financing facility of up to $4,000, consisting of (1) a 10% Convertible Note due 2015 in the principal amount of $1,500 (the “First Tranche”), which was issued on November 21, 2012, (2) a second tranche of $1,500 which will either be provided as a guaranty of an equipment lease or additional note purchased for cash (the “Second Tranche”), and (3) a third tranche of $1,000 to be provided contemporaneously (and conditioned on) the amendment of the Borrower’s loan agreement with PNC Bank, National Association (the “Third Tranche”).  The First Tranche, Second Tranche and Third Tranche are collectively referred to as the “Facility”.  Saints’ commitment under the Facility is subject to the preparation and execution of a definitive agreement and there not occurring or becoming known to Saints any material adverse condition or material adverse change in or affecting the business, operations, or condition (financial or otherwise) of the Borrower.  In accordance with the Facility, on November 21, 2012, the Company and Saints entered into a definitive Note Purchase Agreement for $1,500 in principal amount of its 10% Convertible Note (the “Note”), due August 31, 2015.  The Note was issued and funding was received on November 21, 2012.  Because the effectiveness of the Letter is subject to conditions in addition to customary closing conditions, the Company cannot be assured that the Second and Third Tranches will be funded, although it believes Saints intends to fund them.

The note accrues interest at 10% per annum and matures on August 31, 2015.  Interest on the note is payable in kind through increasing the outstanding principal amount of the note, or, at the Company’s option, it may pay interest quarterly in cash.  The note will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints’ option, the note is convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Note or other indebtedness for borrowed money plus the Company's cash balance and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1]  Each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Note, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Note and any accrued and unpaid interest thereunder.  The note is unsecured.  It may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Note, plus accrued interest.

In conjunction with the Note Purchase Agreement above, the Company and Saints amended the Note Purchase Agreement dated August 20, 2012, changing the date whereby Saints agrees not to initiate a going private transaction from December 31, 2013 to March 31, 2013.  The Company and Saints also agreed to amend the Convertible Note dated August 21, 2012, amending the conversion feature so that each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Note, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Note and any accrued and unpaid interest thereunder.

The gross proceeds will be used for working capital purposes.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a net loss of $(10,013) or $(1.39) per share and $(18,895) or $(2.62) per share for the three and nine months ended September 30, 2012, respectively, as compared to a loss of $(1,831) or $(0.25) and $(3,093) or $(0.43) per share for the three and nine months ended September 30, 2011, respectively.

Three Months Ended September 30, 2012, as Compared to the Three Months Ended September 30, 2011

Net Sales - Net sales decreased $3,370 or 20.4% to $13,180 for the three months ended September 30, 2012, compared to $16,550 for the three months ended September 30, 2011.  The Company has one major customer whose sales constituted 23% of full year sales in 2011.  Demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns.  During the three months ended September 30, 2012 sales to that customer increased 21.4% compared to the same period in 2011, after declining 38.4% in the first quarter of 2012 and increasing 60.2% in the second quarter of 2012 compared to the respective periods in 2011.  During January 2012, two sales representatives resigned without notice, and the Company, to date, has been unable to retain the vast majority of the customers and projects handled by those representatives.  Annual sales for those two representatives were approximately $6,000 for 2011. Sales to those customers decreased by 90.4% for the third quarter of 2012 compared to the same period in 2011.  Sales from all other customers were down 15.5% during the three months ended September 30, 2012 compared to the same period in 2011.

Gross Profit – Total gross profit was $4,027 for the three months ended September 30, 2012, compared to $5,793 for the three months ended September 30, 2011. The decrease in total gross profit of $1,766 or 30.5% was due to the 20.4% decrease in net sales combined with a decrease in gross profit percentage. Gross profit percentage decreased to 30.6% for the three months ended September 30, 2012, from 35.0% for the three months ended September 30, 2011. The decrease is primarily attributable to an increase in production labor and raw materials as a percentage of sales due to the reduced sales and price compression experienced in the industry.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased to $6,237 for the three months ended September 30, 2012, from $7,036 for the three months ended September 30, 2011.  The decrease of $799 or 11.4% was due primarily to a decrease in administrative salaries, commission expense and rent expense, coupled with moving related costs recorded during the three months ended September 30, 2011 related to the relocation to the New Jersey facility from New York.  Total Selling, General and Administrative expenses as a percentage of net sales increased to 47.3% for the three months ended September 30, 2012, compared to 42.5% for the three months ended September 30, 2011.

Impairment Losses – During the three month period ended September 30, 2012, the Company recorded an impairment loss of $6,190 related to its trademarks compared to $0 impairment losses for the three month period ended September 30, 2011.  The impairment is primarily attributes to weaker than expected revenue performance resulting in lower projected revenues and royalty rates for the trademarks.  As of September 30, 2012, the carrying value of the trademarks is $0.

Restructuring charge – During the three month period ended September 30, 2012, the Company implemented a restructuring plan in response to the reduced revenues experienced during 2012.  The plan’s objective is to reduce operating costs to a level more appropriate with the currently anticipated revenues.  During the period the Company recorded a restructuring charge of $809 reflective of severance costs associated with the restructuring.  During the three months ended September 30, 2012 the Company made payments of $175.  As of September 30, 2012, the remaining restructuring charge liability is $634.  The payments will be completed in August, 2013.

Interest Expense, Net - Interest expense, net increased to $804 for the three months ended September 30, 2012, from $588 for the three months ended September 30, 2011. The increase of $216 was primarily due to an increase in interest expense accrued on the Series A Preferred Stock at 16% during the three months ended September 30. 2012 compared to 12% during the three month period ended September 30, 2011.

Income Taxes – As of September 30, 2012 and December 31, 2011, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss for the three month periods ended September 30, 2012 or September 30, 2011.

Net Loss - As a result of the above items, the Company had a net loss of $(10,013) for the three months ended September 30, 2012, compared to net loss of $(1,831) for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012, as Compared to the Nine Months Ended September 30, 2011

Net Sales - Net sales decreased $7,734 or 15.7% to $41,456 for the nine months ended September 30, 2012, compared to $49,190 for the nine months ended September 30, 2011.  The Company has one major customer whose sales constituted 23% of full year sales in 2011.  During the nine months ended September 30, 2012, sales to that customer increased 13.2% compared to the same period in 2011.   Demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns.  During January 2012, two sales representatives resigned without notice, and the Company, to date, has been unable to retain the vast majority of the customers handled by those representatives. Annual sales for those two representatives were approximately $6,000 for 2011.  Sales to those customers decreased by 82.2% for the nine months ended September 30, 2012, compared to the same period in 2011.  Sales from all other customers decreased 13.1% during the nine months ended September 30, 2012, compared to the same period in 2011.

Gross Profit – Total gross profit was $12,976 for the nine months ended September 30, 2012, compared to $19,259 for the nine months ended September 30, 2011. The decrease in total gross profit of $6,283 or 32.6% was due to the 15.7% decrease in net sales combined with a decrease in gross profit as a percentage of sales. Gross profit percentage decreased to 31.3% for the nine months ended September 30, 2012 from 39.2% for the nine months ended September 30, 2011. The decrease is primarily attributable to an increase in production salaries and raw materials as a percentage of sales due to the reduced sales and price compression experienced in the industry.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased by $2,368 or 11.4% to $18,438 for the nine months ended September 30, 2012, from $20,805 for the nine months ended September 30, 2011. The decrease was due primarily to a decrease in administrative salaries, commission expense and rent expense, combined with moving costs recorded during the nine month period ended September 30, 2011 related to the move to the Carlstadt, NJ facility. Total Selling, General and Administrative expenses as a percentage of net sales increased to 44.5% for the nine months ended September 30, 2012, compared to 42.3% for the nine months ended September 30, 2011.

Impairment Losses – During the nine month period ended September 30, 2012, the Company recorded an impairment loss of $6,190 related to its trademarks compared to $0 impairment losses for the nine month period ended September 30, 2011.  The impairment is primarily attributes to weaker than expected revenue performance resulting in lower projected revenues and royalty rates for the trademarks.  As of September 30, 2012, the carrying value of the trademarks is $0.

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

Restructuring charge – During the nine month period ended September 30, 2012, the Company posted a restructuring charge of $809 related to severance agreements entered into during the period.

Interest Expense, Net - Interest expense, net increased to $2,457 for the nine months ended September 30, 2012, from $1,578 for the nine months ended September 30, 2011. The increase of $879 was primarily due to an increase in interest expense on the Series A Preferred Stock recorded at 16% during the nine months ended September 30. 2012, reflective of the interest being paid in kind, compared to 12% during the nine month period ended September 30, 2011.

Income Taxes – As of September 30, 2012 and December 31, 2011, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance.  In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. As such, the Company did not record any income tax benefit on its loss of for the nine months ended September 30, 2012.  During 2010, the Company filed amended New York State and City returns.  During the first quarter of 2011, the Company received a refund of $31 from New York and recorded an income tax benefit in that amount.

Net Loss - As a result of the above items, the Company had net loss of $(18,895) for the nine months ended September 30, 2012, compared to a loss of $(3,093) for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a cash balance of $286 at September 30, 2012 and experienced reduced revenues for the three and nine months ended September 30, 2012, resulting in a net loss and net cash used in operating activities for the interim periods then ended.  Additionally, during October 29th and 30th the Company’s Carlstadt, New Jersey facility experienced significant damage due to Hurricane Sandy; the long term effect of which cannot yet be determined.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  The Company is in active discussions with its primary lender, largest stockholder and other potential funding sources concerning immediate possible ways of addressing its liquidity and working capital needs, including with respect to the Facility and other forms of debt or equity financing.  The Company will need to raise additional equity or debt financing (whether from its primary lender, largest stockholder or other sources) to meet its liquidity needs for the next twelve months.  The Company’s largest stockholder has purchased $1,500 of the Company’s 10% Convertible Note on November 21, 2012 and has committed, subject to a number of conditions as described above, to an additional $2,500 funding.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to meet its financing arrangements and to further implement its strategy and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Hurricane Sandy

On October 29th and 30th of this year the Atlantic Coast experienced Hurricane Sandy.  Our Carlstadt, New Jersey facility lost power during the event and then was flooded resulting in significant damage to critical equipment located at the facility including computer systems and the vast majority of output equipment.   To date we have restored the majority of our computer systems utilizing backup data and some of our output equipment is being utilized.  Additionally, we have placed orders for replacement equipment for pieces that were damaged beyond reasonable repair; which we anticipate will be delivered and operating by the middle of December.

The Company has regained the use of some of its output equipment in the facility and has been able to produce work product typically produced in this facility in its Burbank, California facility and through agreements with other vendors to use their equipment/facility as necessary.  The Company anticipates that its customer base will remain intact during the aftermath of this event and after the facility is fully restored, but there can be no assurances to this effect.  Currently, the Company cannot estimate the amount of lost business due to the storm, if any.  The Company maintains insurance, including flood and business interruption insurance for these types of events and has hired a public adjuster to represent the Company’s interests with our insurance carrier.  The total extent of the damages has not yet been determined, however, the Company anticipates the damages will exceed its insurance coverage related to this event.

Cash Flow Activity

Net cash used by operating activities was $798 during the nine months ended September 30, 2012.  The primary use of cash was the net loss of $18,895, partially offset by the non-cash impairment charge of $6,190, a decrease in accounts receivable of $3,054, a decrease in prepaid and other assets of $692, an increase in accounts payable of $1,280, an increase in accrued abandoned lease costs of $1,620, non cash interest expense of $2,029 and depreciation and amortization of $1,851.

Net cash used by operating activities was $3,226 during the nine months ended September 30, 2011.  The primary use of cash was the net loss of $3,093, coupled with an increase of $1,811 in prepaid and other assets, a decrease in accrued liabilities of $831 and an increase of $707 in inventories, partially offset by depreciation and amortization of $2,138 and a decrease in accounts payable of $748.

Net cash used in investing activities was $1,265 and $1,123 used for capital expenditures for the nine months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012, net cash provided by financing activities was $565 due to the issuance of a convertible note for $2,000, partially offset by $913 in repayments on the revolving line of credit and $415 for capital lease payments.

For the nine months ended September 30, 2011, net cash used in financing activities was $6,552 primarily due to $2,841 in repayments on the revolving line of credit and $3,500 used in the redemption of Convertible Preferred Stock.

Financing Sources and Capital Expenditures

Convertible Note

On August 20, 2012, the Company entered into a definitive agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for the issuance and sale of $2 million in principal amount of its 10% Convertible Note (the “Note”), due August 31, 2015.  The transaction was completed and the Note was issued on August 21, 2012.

The note accrues interest at 10% per annum and matures on August 31, 2015.  Interest on the note is payable in kind through increasing the outstanding principal amount of the note, or, at the Company’s option, it may pay interest quarterly in cash.  The note will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints’ option, the note is convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Note or other indebtedness for borrowed money and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1]  The note is unsecured.  It may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Note, plus accrued interest.

The Company incurred financing costs of $107 on this transaction and has recorded the costs in other assets and will amortize this amount over the life of the Note to interest expense.

On November 21, 2012, the Company entered into a definitive Note Purchase Agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for $1,500 in principal amount of its 10% Convertible Note (the “Note”), due August 31, 2015.  The Note was issued and funding was received on November 21, 2012.

The terms of the Note are substantially the same as the Convertible Note issued on August 21, 2012 except that each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Note, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Note and any accrued and unpaid interest thereunder.  The August 21, 2012 Note was amended to reflect the conversion language above.

The note is unsecured.  It may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Note, plus accrued interest.

In conjunction with the November 21, 2012 Note Purchase Agreement, the Company and Saints agreed to amend the Note Purchase Agreement dated August 20, 2012, changing the date whereby Saints agrees not to initiate a going private transaction from December 31, 2013 to March 31, 2013.

The gross proceeds from both Convertible Notes will be used for working capital purposes.

Preferred Stock

On February 4, 2011, the Company issued 140,000 shares of Series A Preferred Stock, at an original issue price of $100 per share (the “Series A Preferred”) to Phoenix Acquisition Company II, L.L.C. (“Phoenix”), a wholly owned subsidiary of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), a majority shareholder (together “Stonington”).  At that time Stonington was the Company’s majority shareholder. The Series A Preferred was issued as part a Redemption Agreement with Stonington whereby the Company agreed to redeem 100% of the outstanding shares of the Company’s Convertible Preferred Stock issued to Stonington in June 2000. On March 21, 2011, Stonington completed the transfer of 5,000,000 shares of common stock and 140,000 shares of Series A Preferred to Saints Capital VI, L.P. and in May 2011 the shares were transferred to Saints Capital Granite, L.P. (“Saints”).

The Series A Preferred provides for a cumulative 12% annual dividend payable in cash or additional shares of Series A Preferred, valued at $100 per share, payable quarterly in arrears and accruing regardless of whether or not declared by the Board of Directors of the Company or funds are legally available to pay them.  If the Company does not pay dividends in cash equal to at least 8% per share per annum, the rate of the dividend shall increase by 4% per annum to 16% per annum, which additional dividend shall be paid or accrue in additional shares of Series A Preferred.  During each quarterly period of 2012 the Company did not meet the requirements under the PNC Revolving Credit Agreement which provided the Company the ability to pay the quarterly dividend payments in cash.  As such, the dividend will be paid in stock and was accrued at 16% for each period. Until the Company meets the requirements it will pay future dividends in additional shares of preferred stock at the annual rate of 16%.

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

The maturity date of the Facility is August 13, 2013.  The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of September 30, 2012, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee per annum payable quarterly on the undrawn amount.

The Facility includes one financial covenant requiring that the Company maintain a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 beginning in the quarter ending March 31, 2011, going forward.  The Company has not been in compliance with this requirement beginning in the period ended March 31, 2012 and does not anticipate being in compliance for the foreseeable future.  On October 3, 2012, the Company received a notification from PNC stating that the following events of default have occurred and are continuing under the Agreement: (i) failure to comply with the requirement to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 for the quarters ended March 31, 2012 and June 30, 2012; and (ii) incurring indebtedness owing to Saints during August, 2012.  The notification stated that PNC has determined not to exercise its option to charge interest at default rate under the Agreement and they shall continue to make advances at their discretion provided that the foregoing determinations shall not constitute a waiver of any rights related thereto.  PNC has engaged in discussions with the Company to amend the current agreement and waive the events of default.  The Company expects this to be completed during the fourth quarter of 2012, however, there are no assurances that this will take place

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by an Availability Reserve which was reduced to $1,000 from $2,000 at February 3, 2011 pursuant to the PNC Amendment and by outstanding letters of credit in the amount of $2,000 as of June 30, 2012.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee $30 from August 13, 2012 through August 12, 2013.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.  OTHER INFORMATION

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

Item 1A.  Risk Factors

This report and the following discussion of risk factors contain forward-looking statements as discussed in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.

Risks relating to our financial position

Our business is highly competitive and subject to a high degree of volatility, and our revenues in any quarter may be insufficient to meet our liquidity and working capital needs.

The Company has one major customer whose sales constituted 23% of full year sales in 2011.  Demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns.  Demand for our services from other customers is subject to even greater volatility due to the highly competitive nature of our industry.  Other unforeseen events can further contribute to such volatility, such as Hurricane Sandy in October 2012, which severely curtailed our operations and those of our customers for an extended period of time.  If  demand for our services falls significantly in any fiscal quarter, our cash flows and revenues could be insufficient to meet our working capital needs, including the cost of raw materials which are required to support future orders and revenues.  Any such shortfall would have a significant negative effect on our financial position, results of operations and cash flows.  Conversely, an increase in demand for our services in any quarter could result in increased liquidity, which could conceivably reduce the need to raise capital in future quarters where a shortfall occurs; however, our ability to predict such increases is extremely limited.

We face severe liquidity constraints and will likely require additional external sources of capital for our debt service obligations and to fund our operations, which may not be available or may not be available on acceptable terms.

As at September 30, 2012, we had $286 of cash and cash equivalents; cash used in operating activities was $905 for the nine months ended September 30, 2012.  In our second and third quarters, we experienced a significant decline in the demand for our services compared to our previous expectations.  As a result, we were required to raise additional capital through the issuance of a convertible note to our majority stockholder in August 2012.  In the absence of a sustained recovery in the demand for our services, we expect that our cash flows from operating activities will continue to be insufficient for the next twelve months to cover operating expenses and interest payments and we will need other capital resources to fund our debt service and other obligations as they became due.  We are exploring other options to improve our liquidity, including equity financings, debt financing and possible additional advances from our primary lender.  In addition, we are taking further steps to optimize costs. There can be no assurances that our overall financial performance will improve, that the steps outlined above will be successful in improving our liquidity or that there will not be other unanticipated developments that have a negative impact on our liquidity.  If we are not able to address our liquidity needs, our financial condition and results of operations will be materially and adversely affected.

A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.

Under the PNC Agreement we are subject to a number of financial and operating covenants.  On October 3, 2012, the Company received a notification from PNC stating that the following events of default have occurred and are continuing under the Agreement: (i) failure to comply with the requirement to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 for the quarters ended March 31, 2012 and June 30, 2012; and (ii) incurring indebtedness owing to Saints during August, 2012.  The notification stated that PNC has determined not to exercise its option to charge interest at default rate under the Agreement and they shall continue to make advances at their discretion provided that the foregoing determinations shall not constitute a waiver of any rights related thereto.  PNC has engaged in discussions with the Company to amend the current agreement and waive the events of default.  The Company expects this to be completed during the fourth quarter of 2012, however, there are no assurances that this will take place.  If it does not take place, it is also not likely that we will be able to obtain additional advances under the PNC Agreement.  To date, there have been no defaults in our payment obligations under the PNC Agreement.

We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.

We face the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness.   If we were unable to refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.

Our success depends on attracting and retaining key personnel.

Our success depends partly upon the efforts and abilities of our key personnel, including both management and sales representatives, and our ability to attract and retain key personnel. Our management team has significant experience in the printing industry and has made important contributions to our growth and success. Although we have been successful in attracting and retaining such people in the past, competition for highly skilled individuals is intense.  If we lose productive sales representatives or key managers, as we did in the first part of 2012, it can have an immediate and adverse effect on our revenues and cash flows.  There can be no assurance that we will continue to be successful in attracting and retaining such individuals in the future. The loss of the services of any of these individuals could have an adverse effect on our businesses, results of operations and cash flows.

Risks Relating to our Common Stock

Our stock price may be adversely affected by future issuances of our common stock or other equity securities.

As a result of the issuance of a convertible note to our majority stockholder in August 2012, once such note becomes convertible after March 31, 2013, the conversion of the note will result in significant additional dilution to our common stockholders.

The interests of our controlling stockholder may conflict with the interests of other stockholders.

Our majority stockholder, Saints, currently owns approximately 69.3% of our outstanding common stock, and all of our outstanding preferred stock, as well as the convertible note issued in August 2012.  As a result of the issuance of the convertible note, when such note becomes convertible after March 31, 2013, depending on the final calculation of the conversion price, it is possible that Saints will beneficially own in excess of 90% of our outstanding common stock.  While Saints has agreed not to initiate a “going private” transaction, as defined under Rule 13e-3 promulgated under the Exchange Act, until after March 31, 2013, and has not expressed any current intention to engage in such a transaction, after such time it is possible that Saints will effect a short-form merger under Delaware law, which may leave our other common stockholders with no remedy other than appraisal rights under Delaware law.  For these and other reasons Saints’ interests may conflict with the interests of our other stockholders.

Item 5.  Other Information

Creation of a Direct Financing Obligation or an Obligation under an Off-Balance Sheet Arrangement of the Registrant

On November 21, 2012, the Company entered into a definitive Note Purchase Agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for $1,500 in principal amount of its 10% Convertible Note (the “Note”), due August 31, 2015.  The Note was issued and funding was received on November 21, 2012.

The note accrues interest at 10% per annum and matures on August 31, 2015. Interest on the note is payable in kind through increasing the outstanding principal amount of the note, or, at the Company’s option, it may pay interest quarterly in cash. The note will not be convertible prior to March 31, 2013. After March 31, 2013, at Saints’ option, the note is convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Note or other indebtedness for borrowed money and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1] Each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Note, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Note and any accrued and unpaid interest thereunder.

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

In conjunction with the Note Purchase Agreement above, the Company and Saints amended the Note Purchase Agreement dated August 20, 2012, changing the date whereby Saints agrees not to initiate a going private transaction from December 31, 2013 to March 31, 2013.  The Company and Saints also amended the Convertible Note dated August 21, 2012 amending the conversion feature so that each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Note, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Note and any accrued and unpaid interest thereunder.

The gross proceeds will be used for working capital purposes.

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

Item 6. Exhibits
Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc., dated June 9, 2000.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 9, 2000. **

4.2	Certificate of Designation of Series A Preferred Stock, dated February 4, 2011.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

4.3	Form of 10% Convertible Note, due August 31, 2015 of Merisel, Inc.	Filed as exhibit 4.3 to the Company’s Quarterly report on Form 10-Q filed with the SEC on August 20, 2012.

10.1	Assignment and Assumption Agreement, between Merisel, Inc. and Saints, dated March 21, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011. **

10.2	Agreement and Waiver, between Merisel, Inc. and Saints, dated March 21, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011. **

10.3	Consent, Waiver and Amendment No. 2 to Revolving Credit and Security Agreement, between Merisel, Inc. and each of its subsidiaries as Borrowers and PNC, dated March 21, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011. **

*10.4	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A dated October 6, 1997. **

*10.5	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **

*10.6	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2011.**

*10.7	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **

Exhibit	Description	Method of Filing

*10.8	Merisel, Inc. 2008 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A dated November 7, 2008. **

*10.9	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**

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
Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.16	Registration Rights Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated February 4, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.17	Amendment No. 2 to Stock and Note Purchase Agreement, dated February 4, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.18	Lease Agreement, dated June 20, 2011, between SPI 190 JONY, LLC, as landlord, and Merisel Americas, Inc., as tenant for the premises located at 190 Jony Drive, Carlstadt, New Jersey.	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.**

Exhibit	Description	Method of Filing

10.18	Lease Agreement, dated June 20, 2011, between SPI 190 JONY, LLC, as landlord, and Merisel Americas, Inc., as tenant for the premises located at 190 Jony Drive, Carlstadt, New Jersey.	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.**

10.19
Agreement of Lease, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant, for the 8th floor located at 132 West 31st Street, New York, NY (aka 127 West 30th Street).
Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.**

10.20	Termination Letters, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.**

10.21	Merisel, Inc. Board of Directors Compensation Plan, dated April 27, 2011.	Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011.**

*10.22	Employment Agreement, dated as of August 16, 2012, by and between Merisel, Inc. and Terry A. Tevis.	Filed as exhibit 10.22 to the Company’s Quarterly report on Form 10-Q filed with the SEC on August 20, 2012.**

*10.23	Amended and Restated Employment Agreement, dated as of August 16, 2012, by and between Merisel, Inc. and Donald R. Uzzi.	Filed as exhibit 10.23 to the Company’s Quarterly report on Form 10-Q filed with the SEC on August 20, 2012.**

10.24	Note Purchase Agreement dated August 20, 2012, by and between Merisel, Inc. and Saints.	Filed as exhibit 10.24 to the Company’s Quarterly report on Form 10-Q filed with the SEC on August 20, 2012.**

10.25	10% Convertible Note, original issue date; August 21, 2012, by and between Merisel, Inc. and Saints	Filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2012. **

10.26	Amendment to Registration Rights Agreement, by and between Merisel, Inc. and Saints, dated August 20, 2012	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2012. **

10.27	Note Purchase Agreement dated November 21, 2012, by and between Merisel, Inc. and Saints.	"Filed herewith"

10.28

10.29

10.30

10.31

10.32