Form 10-K
period 2012-12-31
MERISEL INC /DE/
filed 2013-03-29
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-17156

MERISEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-17156	95-4172359
(State or other jurisdiction of incorporation)	(Commission File Number)	(I. R. S. Employer identification No.)

132 W. 31st Street, 8th Floor		10001
New York, NY		(Zip Code)
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

As of June 30, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the National Quotation Bureau was $1,572,000 (2,214,784 shares at a closing price of $0.71).

As of March 29, 2013, the registrant had 7,214,784 shares of Common Stock outstanding.

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

The Company’s creative services business model, operating under the “Coloredge New York- Los Angeles” brand, provides a suite of services including content creation, digital asset management, customized graphics solutions, electronic studio productions, and large format print or digital screen visuals.  Its customer base includes many of the world’s most prominent and highly regarded brands in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries.  These clients are diversified by size, industry and channel. In March 2010, Crush Creative and Fuel Digital were consolidated under the ColorEdge brand.

The Company’s “Comp 24 Group” prototype division, with operations in New Jersey, California and Georgia, creates prototypes and mockups used in a variety of applications, including new product development, market testing, focus groups, and sales samples. In addition, both CGI and actual mock-ups facilitate as props for print and television advertising, corporate presentations samples, point-of-sale displays, and packaging applications.

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

Merisel maintains office and production facilities in New York, New York; Carlstadt, New Jersey; Burbank, California and Atlanta, Georgia, totaling more than 200,000 square feet. Between mid-2011 and February 2012, the Company consolidated its East Coast manufacturing facilities into a 77,000 square feet state-of-the-art facility located in Carlstadt, New Jersey nearby its executive and sales offices in midtown Manhattan.  The Company’s prototype division operates facilities in Atlanta in addition to the East Coast and Los Angeles facilities.

The Company has omitted or abbreviated certain sections of Form 10-K in compliance with the scaled disclosure rules applicable to “smaller reporting companies.”

Imaging Products and Services

The Company provides a full line of sophisticated, state-of-the-art graphic arts consulting and large and highly customized printing and production services.  It provides design consulting and production, large format digital photographic graphics, digital asset management (DAM), posters, banners and visuals, inkjet and digital output services, photo finishing, and exhibit and display solutions.  These services are provided in connection with the production of visual communications media used primarily in the design and production of consumer product packaging, advertising products used in retail stores, and large format outdoor and event displays.  In addition to producing large format graphics (signs, banners, posters and larger items) and three-dimensional store displays (such as the retail kiosks found in the cosmetics departments of major retailers). In 2012, the Company introduced digital signage to its suite of services including an industry leading boutique retouching service for high end art, cosmetic and fashion clients.  These services enhance the appearance and functional appeal of photographic images and original designs used in retail, exhibits publishing, advertising or package applications.

During 2011 and early 2012, the Company consolidated its East Coast manufacturing facilities from multiple locations in Edison, New Jersey and midtown Manhattan to a single state-of-the-art production facility in Carlstadt, New Jersey near to its executive and sales offices in midtown Manhattan.  These expanded and centralized facilities combine the Company’s new graphics printing options with improved distribution facilities to permit the Company to better serve a demanding client base which requires high quality, instant turnaround and the ability to coordinate delivery of sophisticated graphics displays to its clients’ multiple locations across the United States and abroad. During Hurricane Sandy, the NJ facility was under more than 3 feet of water and without production capability for 10 days. Work was farmed out to its Burbank and Atlanta operations immediately and to other providers in both the East and West Coast. No customer deliveries were missed, new equipment was ordered and installed within 45 days, and the Company produced a multi-million dollar worldwide rollout for its major customer in the plant during the December/January time period.

The Company produces high-profile visual communications products that are experienced daily by millions of consumers.  Since these products play a critical role in communicating brand image, Merisel’s clients rely on its ability to deliver high-quality, custom-made products within tight production schedules. The Company believes that its clients choose to outsource visual communication needs to the Company for the following reasons:

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

The Company believes that this combination of product quality, resources, and market share positions it to benefit from positive industry trends.

The Visual Communication Solutions and Graphic Services Industry

“Graphic services” encompass the tasks (art production(DAM), digital photography, retouching, color separation and pre-press services) involved in preparing images and text for reproduction to exact specifications in a variety of media, including packaging for web enabled functions, consumer products, point-of-sale displays and other promotional or advertising material.
New technology and digital services have in a small part automated  and yet enhanced some of the transitional production steps of preparing digital files.

The Company has the advanced capability of performing digital production with automated workflows, and almost always receives on-line orders and transmission of data via telecommunication from clients instead of the wide variety of forms of unstable media disks.  Commercial printers and converters continue to move into this segment of production as part of the bundle of services provided to their clients.

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

The Company believes that competitors in its space will match the consolidation that took place in the commercial printing industry over the past 20 years. That the number of companies offering these services to the large, multinational consumer-oriented companies that constitute Merisel’s client base in the North American market will decline through bankruptcy, merger, or tuck-in’s with the more successful survivors. The ongoing demand for technological improvements in systems and equipment, the need to hire, train and retain highly-skilled personnel, and clients’ increasing demands that companies offer a spectrum of global services will likely result in attrition and consolidation among such companies.  This is a trend likely to favor Merisel in light of its capabilities, resources and scale.

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

•	The increasing demand for worldwide consistency and quality in packaging, as companies work to build global brand-name recognition.

•	Growth in digital signage and Social Media

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

•
Strategic Acquisitions:  The Company completed three acquisitions in 2005 and three acquisitions in 2006, and will continue to seek additional strategic acquisition opportunities.  The Company believes that the possibility of other small acquisitions or tuck-ins will be important to its long-term success.

•
Initiatives to Increase Penetration to Key Markets and Introduce New Service Lines:  The Company has adopted initiatives to market to “key” players, such as agencies and intermediaries, to new “logos” through a new business acquisition team, and to develop new, complementary services, such as digital asset management, premium retouching and digital media.

•
Geographic Expansion:  The Company’s operations are currently centered in the New York/New Jersey, Los Angeles and Atlanta markets.  The Company will look to broaden its geographic footprint to other key United States markets, and to follow key clients into other global markets if the appropriate opportunity exists.

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

The Company’s management believes that, to capitalize on market trends, the Company must continue to offer its clients the ability to make numerous changes and enhancements with ever shortening cycle time.  The Company has, accordingly, focused on improving response time and has continued investing in emerging technologies.

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

Marketing and Distribution

The Company markets its products and services through promotional materials, industry publications, trade shows and Social Media to decision makers at companies that fit its target market profile.  The Company’s 28 national sales consultants and their leadership utilize the Creative Services suite of applications to find the proper entry point into both existing and new clients marketing needs. From simple CGI or re-touching solutions to complicated multi-media national brand rollouts, the one stop offering provides consistent high quality image quality to insure proper brand identity throughout any campaign. Supporting the external sales focus is an experienced team of customer service representatives who share responsibility for administering and delivering the marketing message through the right channel.

The Company is both a service and product on demand specialist. It differentiates its business model through the Coloredge bi-coastal coverage. Most retailers, brands, advertising agencies, athletic forums, and trade shows typically need speed to market while traditionally operating on tight budgets and cycle time. Often the company is printing simultaneously in both its California and New Jersey operation to further assist a late breaking rollout.

Clients

Merisel serves many of the world’s most prominent and highly regarded brands in the retail, fashion/apparel, cosmetic/fragrance, consumer goods, sports/entertainment, advertising and publishing industries.  These clients are diversified by size, industry and channel. The Company has a long-standing relationship with Apple Computer, Inc., which along with a small group of other major customers, is considered to be important to the Company’s operating results. During 2011 and 2012, sales to Apple Computer, Inc. constituted approximately 23% and 24% of Company’s consolidated sales, respectively, and approximately 28% and 49% of the Company’s consolidated receivable balance at December 31, 2011 and 2012, respectfully.  Approximately 1,900 clients used Merisel’s services during 2012.

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

Management

Terry A. Tevis, 71, has been a member of the Board of Directors since March 23, 2011. Since August 21, 2012, he has served as the Chief Executive Officer and President of the Company.  He was the President of T.A. Tevis & Company, LLC, a Connecticut-based consulting firm founded in 2001 (“Tevis & Co.”).  Tevis & Co. provided turnaround services and new marketing initiatives to commercial printers and their suppliers, advises private equity firms in print-related investments and for the past six years, has been the leading graphic services advisor to the Gerson Lehrman client base. Prior to 2001, Mr. Tevis spent more than 30 years in leadership roles within commercial print. He served from 1999 to 2001 as President, Digeno.com, an eCommerce Business Unit of R.R. Donnelly & Sons, Inc. March of 1998 to November, 1999, Mr. Tevis served as President and CEO of Printing Arts America, Inc., a roll-up entity in the print industry and from 1992 to 1997 as Business Unit President of catalog and direct mail business unit of R.R. Donnelley & Sons, Inc. Prior to joining RR Donnelley in 1992, Mr. Tevis served from 1985-1992 as President and CEO of American Signature Graphics, a national printing firm.  He was inducted into the Printing Industry Hall of Fame in 1999.  Mr. Tevis currently is an adjunct professor at New York University’s Graduate School in Graphic Services.  Mr. Tevis received his B.S. in Industrial Engineering and M.B.A. from San Jose State University and served for two years as a Lieutenant in the US Army.  Mr. Tevis’ vast leadership experience in the industry makes him an exceptionally valued member of the Board of Directors.

John E. Ball, 47, has served as Executive Vice President and the Chief Operating Officer since December 6, 2012 and Chief Accounting Officer since February 13, 2013.  Mr. Ball joined the Company on August 1, 2012 as Vice President of Operations. Previously, Mr. Ball was an Executive Vice President of Sales and Marketing at Dynagraf Inc. from 2009 to 2012.  Prior to that Mr. Ball was President of Premier Color from 2004 to 2009 and President of United Lithograph Inc. from 2001 to 2004.

Donald R. Uzzi, 60, served as Chief Executive Officer and President from November 2004 until August 21, 2012 and as a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005.  Between December 2002 and November 2004, Mr. Uzzi provided consulting services to various companies in the areas of marketing, corporate strategy and communications. Between July 1999 and December 2002, Mr. Uzzi was the Senior Vice President of Electronic Data Systems Corporation. Between July 1998 and July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group.  Between August 1996 and April 1998, Mr. Uzzi was the Executive Vice President of Sunbeam Corporation.  Prior to 1996, Mr. Uzzi was the President of the Gatorade North America division of Quaker Oats.

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

Employees

As of March 29, 2013, Merisel had approximately 310 full-time employees. Merisel continually seeks to enhance employee morale and strengthen its relations with employees.  None of the employees are represented by unions and Merisel believes that it has good relations with its employees.

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

The Company has one major customer whose sales constituted 23% and 24% of full year sales in 2011 and 2012, respectively.  Demand for our services from that customer can fluctuate from quarter to quarter based on the timing and size of its marketing campaigns.  Demand for our services from other customers is subject to even greater volatility due to the highly competitive nature of our industry.  Other unforeseen events can further contribute to such volatility, such as Hurricane Sandy in October 2012, which severely curtailed our operations and those of our customers for an extended period of time.  If  demand for our services falls significantly in any fiscal quarter, our cash flows and revenues could be insufficient to meet our working capital needs, including the cost of raw materials which are required to support future orders and revenues.  Any such shortfall would have a significant negative effect on our financial position, results of operations and cash flows.  Conversely, an increase in demand for our services in any quarter could result in increased liquidity, which could conceivably reduce the need to raise capital in future quarters where a shortfall occurs; however, our ability to predict such increases is extremely limited.

We face severe liquidity constraints and will likely require additional external sources of capital for our debt service obligations and to fund our operations, which may not be available or may not be available on acceptable terms.

As of December 31, 2012, we had approximately $0.5 million of cash and cash equivalents; cash used in operating activities was approximately $1.3 million for 2012.  Our revenue declined in each quarterly period in 2012 when compared to the same period in 2011.  In our second and third quarters during 2012, we experienced a significant decline in the demand for our services compared to our previous expectations.  As a result, we were required to raise additional capital through the issuance of a convertible note to our majority stockholder in August and November 2012.  In the absence of a sustained recovery in the demand for our services or a significant decrease in operating expenses, we expect that our cash flows from operating activities may continue to be insufficient for the next twelve months to cover operating expenses and interest payments and we will need other capital resources to fund our debt service and other obligations as they become due.  We are exploring other options to improve our liquidity, including equity financings, debt financing and possible additional advances from our primary lender.  In addition, we are taking further steps to optimize costs. There can be no assurances that our overall financial performance will improve, that the steps outlined above will be successful in improving our liquidity or that there will not be other unanticipated developments that have a negative impact on our liquidity.  If we are not able to address our liquidity needs, our financial condition and results of operations will be materially and adversely affected.

A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.

Under the PNC Agreement we are subject to a number of financial and operating covenants.  On October 3, 2012, the Company received a notification from PNC stating that the following events of default have occurred and are continuing under the Agreement: (i) failure to comply with the requirement to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 for the quarters ended March 31, 2012 and June 30, 2012; and (ii) incurring indebtedness owing to Saints during August, 2012.  The notification stated that PNC had determined not to exercise its option to charge interest at default rate under the Agreement and would continue to make advances in their discretion provided that the foregoing determinations shall not constitute a waiver of any rights related thereto.  On December 21, 2012 we entered into that certain Waiver and Amendment No. 3 to Revolving Credit and Security Agreement (the “PNC Amendment”) with PNC Bank, National Association, as a lender and as agent for the lenders (“PNC”). Pursuant to the PNC Amendment, the Company, the Subsidiaries and PNC agreed to amend the PNC Agreement, to waive certain events of default arising from the Company’s failure to comply with the fixed charge coverage ratio set forth in the PNC Facility and the incurrence of debt to Saints Capital Granite, L.P. (“Saints”), to amend the fixed charge coverage ratio and certain other financial covenants in the PNC Facility, and to permit the Company to borrow up to $6 million in subordinated debt from Saints subject to certain conditions. To date, there have been no defaults in our payment obligations under the PNC Agreement.

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

Our success depends partly upon the efforts and abilities of our key personnel, including both management (such as our Chief Executive Officer and Chief Operating Officer) and sales representatives, and our ability to attract and retain key personnel. Our management team has significant experience in the printing industry and has made important contributions to our growth and success. Although we have been successful in attracting and retaining such people in the past, competition for highly skilled individuals is intense.  If we lose productive sales representatives or key managers, as we did in the first part of 2012, it can have an immediate and adverse effect on our revenues and cash flows.  There can be no assurance that we will continue to be successful in attracting and retaining such individuals in the future. The loss of the services of any of these individuals could have an adverse effect on our businesses, results of operations and cash flows.

Risks Relating to our Common Stock

Our stock price may be adversely affected by future issuances of our common stock or other equity securities.

As a result of the issuance of convertible notes to our majority stockholder in August 2012, November 2012 and February 2013, once such note becomes convertible after March 31, 2013, any conversion of the notes will result in significant additional dilution to our common stockholders, which is very likely to result in a decrease in our stock price.

The interests of our controlling stockholder may conflict with the interests of other stockholders.

Our majority stockholder, Saints, currently owns approximately 69.3% of our outstanding common stock, and all of our outstanding preferred stock, as well as the convertible notes issued in 2012 and 2013.  As a result of the issuance of the convertible notes, when such note becomes convertible after March 31, 2013, depending on the final calculation of the conversion price, it is possible that Saints will beneficially own in excess of 90% of our outstanding common stock.  While Saints has agreed not to engage in a “going private” transaction, as defined under Rule 13e-3 promulgated under the Exchange Act, until after March 31, 2013, and has not expressed any current intention to engage in such a transaction, after such time it is possible that Saints will effect a short-form merger under Delaware law, which may leave our other common stockholders with no remedy other than appraisal rights under Delaware law.  For these and other reasons Saints’ interests may conflict with the interests of our other stockholders.

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

Location	Square Feet (approx.)	Owned Leased	Purpose	Lease Expiration Date	Division
New York, NY	25,000(1)	Leased	General Offices	Month to Month	Color Edge/ Corporate
New York, NY	27,109	Leased	Creative Services/General Offices	January 2023	Color Edge/ Corporate
Carlstadt, NJ	77,000	Leased	Operating Facility	December 2021	Color Edge
Burbank, CA	65,000	Leased	General Offices, Operating Facility	Month to Month	Crush Creative/ Comp24
Burbank, CA	10,000	Leased	Operating Facility	Month to Month	Crush Creative
Atlanta, GA	20,000	Leased	General Offices, Operating Facility	May 2016	Comp24

(1)	Subject to the Termination Letter dated March 28, 2012. During March, 2013, the Company fully relocated from this space and returned the space to the landlord

Item 3.  Legal Proceedings

Other Matters

In February 2011, Merisel Inc. filed an order to show cause, request for a temporary restraining order and civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Edward Weinstock, the former President of Fuel, and Domenick Propati, a former executive of Merisel, Splash (New York) Inc. and Splash (Northwest), Inc.  (Merisel, Inc. v. Weinstock, et al., New York State Supreme Court, Index No. 650411/2011).  The complaint alleges, among other things, that defendant Weinstock violated various provisions of his employment agreement with Merisel dated October 4, 2006 (the “Employment Agreement”) and that the defendants worked in concert to deprive the Company of the benefit of the good will of Fuel in connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel dated October 4, 2006 (the "APA").  Merisel alleges causes of action for recovery of chattel/replevin, conversion, unjust enrichment/rescission, trespass, breach of contract, fraudulent inducement, breach of fiduciary duty, tortious interference with contract and interference with prospective advantage. Merisel seeks injunctive relief and unspecified compensatory and punitive damages.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability. The parties have completed principal discovery.  Defendant Weinstock and the Splash defendants (including defendant Propati) have separately moved for summary judgment.  Merisel has opposed both motions for summary judgment and has cross-moved to strike the pleadings of the Splash defendants and defendant Propati. The fully submitted motions are pending before the Court.

In March 2011, Edward Weinstock filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Merisel, Inc., as successor in interest to Merisel, FD, LLC, Merisel, Inc., Donald Uzzi and Michael Berman. (Weinstock v. Merisel Inc., et al., New York State Supreme Court, Index No. 650712/2011). The plaintiff alleges causes of action for breach of the Employment Agreement, breach of the APA, defamation, tortious interference with prospective business relations, violation of New York Labor Law § 191(3), abuse of process and prima facie tort.  The plaintiff seeks compensatory damages of at least $3 million, plus unspecified punitive damages.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties have completed principal discovery.  The plaintiff has moved for summary judgment with respect to his claim for breach of the Employment Agreement.  The defendants have opposed that motion and have cross-moved for summary judgment on all of the plaintiff’s claims except for his defamation claim.  Both parties’ summary judgment motions are fully submitted and are pending before the Court.

In connection with the Asset Purchase Agreement among Crush Creative, Inc., its shareholders and MCRU, LLC dated July 6, 2005 (the “Crush APA”), Merisel informed the former shareholders of Crush Creative, Inc. (the “Crush Sellers”) in April 2009 that Crush Creative’s continuing business had not met the performance criteria that would entitle the Crush Sellers to an earnout payment for the one-year period ended December 31, 2008.  On April 29, 2009 and September 14, 2009, Merisel received notice from the Crush Sellers that they contest the calculations Merisel used to reach this conclusion. The parties are following the process set forth in the Crush APA and have retained Grant Thornton LLP (“Grant”) as the arbitration firm that will arbitrate the dispute.  The parties are currently engaged in discovery.  If Grant finds that Crush Creative has met the performance criteria set forth in the Crush APA, the Crush Sellers will be entitled to a payment of up to $750,000.  Under the Crush APA, Grant’s determination is final, conclusive and binding.

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

Fiscal Year 2011	High	Low	Fiscal Year 2012	High	Low
First quarter	$1.20	$.12	First quarter	$1.20	$.75
Second quarter	1.35	1.04	Second quarter	.90	.71
Third quarter	1.25	.67	Third quarter	.72	.20
Fourth quarter	1.20	.45	Fourth quarter	.25	.15

As of March 29, 2013, there were 444 record holders of the Company’s common stock.  This number does not include beneficial owners of the Company’s common stock who hold shares in nominee or “street” name accounts through brokers.

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

Purchase of Merisel Equity Securities

The Company announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of December 31, 2012, the Company had repurchased a total of 1,238,887 shares, for an aggregate cost of $1,944, which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. The Company did not repurchase any shares during 2011 or 2012. During 2009, the Company purchased 150,706 shares at an aggregate cost of $136.  The Company’s agreement with PNC dated August 13, 2010, does not allow for the repurchase of the Company’s common stock

Item 6.    Selected Financial Data

Omitted pursuant to smaller reporting company requirements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Estimates

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value, less an allowance for doubtful accounts.  Accounts receivable includes an estimate for unbilled receivables relating to recognized sales that are invoiced in the period following shipment due to the timing of the completion of the billing process and is a normal part of the Company’s operations. The allowance for doubtful accounts is determined based on the evaluation of the aging of accounts receivable and a case-by-case analysis of high-risk customers.  Reserves contemplate historical loss rate on receivables, specific customer situations and the general economic environment in which the Company operates.  Historically, actual results in these areas have not been materially different than the Company’s estimates, and the Company does not anticipate that its assumptions are likely to materially change in the future. However, if unexpected events occur, results of operations could be materially affected.

Indefinite Lived Intangible Assets

The Company follows the provisions of FASB ASC 350 “Intangibles- Goodwill and Other Intangible Assets”.  In accordance with FASB ASC 350, indefinite-lived intangible assets are not amortized, but reviewed for impairment annually and upon the occurrence of events or changes in circumstances that would reduce the fair value of the Company’s reporting units below their carrying amount.

The Company performs its impairment test for indefinite-lived assets annually, typically during the fourth quarter.  The trademark impairment valuation is determined using the relief from royalty method. During the third quarter of 2012 the Company performed its annual review of the indefinite–lived trademarks for impairment due to ongoing reduced revenues, over capacity in the industry, the need to raise capital during the period and the overall reduction in the Company’s market valuation.  Due to the reduction of the royalty rate, reduced revenues and other factors, the Company recorded an impairment charge on its trademarks of $6,190 during the period.  As of December 31, 2012, the carrying value of indefinite-lived trademarks is $0.  No impairment was recorded during 2011.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35 “Property, Plant, and Equipment”, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reviews the recoverability of long-lived assets to determine if there has been any impairment.  This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset.  If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets. For the years ended December 31, 2011 and 2012 no impairment was recorded for long-lived assets subject to amortization.

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

After weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not utilize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets as of December 31, 2009. At December 31, 2011 and 2012, based on ongoing taxable losses, the Company determined that it should keep a full valuation allowance on its net deferred tax assets.

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

The Company follows FASB ASC 740-10 “Income Taxes” , which contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The Company assesses its tax positions for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, the Company may be effectively subject to U.S. federal income tax examinations for periods after 1996. The Company is subject to examination by state and local tax authorities generally for the period mandated by statute.  Currently the Company has no ongoing examinations. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As a result of this review, the Company concluded that it has no uncertain tax positions. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2012. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company’s policy is to recognize interest and penalties, if any, accrued on uncertain tax positions as part of selling, general, and administrative expense.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2012 and December 31, 2011

Net Sales - Net sales decreased $11,591 or 16.6% to $58,061 for the year ended December 31, 2012 from $69,652 for the year ended December 31, 2011.  During 2011 the Company had one major customer whose sales constituted approximately 23% of total sales.  During 2012 sales to that customer increased to 24% of total sales.  Demand for our services from that customer can fluctuate from quarter to quarter and year to year based on the timing and size of its marketing campaigns. Sales to this customer decreased by 12.4% during the year ended December 31, 2012 compared to the same period in 2011.  During January 2012, two sales representatives resigned without notice, and the Company, to date, has been unable to retain the vast majority of the customers and projects handled by those representatives.  Annual sales for those two representatives were approximately $6,000 for 2011. Sales to those customers decreased by 80.2% for 2012 compared to 2011.  Sales to all other customers excluding those to the one major customer and the customers handled by the two departing reps decreased 9.9% during the year ended December 31, 2012 compared to the same period in 2011.  Our Net sales declined in each quarterly period during 2012 compared to the same period in 2011.  The declines were 21.7%, 3.8%, 20.4% and 18.8% for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012, respectively, when compared to the same period in 2011.  Although the Company’s New Jersey production facility was damaged by Hurricane Sandy during the fourth quarter of 2012, the Company does not believe its sales were materially impacted by the event.

Gross Profit – Total gross profit was $20,224 for the year ended December 31, 2012, compared to $27,813 for the year ended December 31, 2011. The decrease in total gross profit of $7,589 or 27.3% was due primarily to the decrease in net sales of $11,591 or 16.6%, coupled with an increase in direct costs as a percentage of net sales.  Gross profit percentage decreased to 34.8% for the year ended December 31, 2012, from 39.9% for the year ended December 31, 2011, due primarily to an increase in raw material and production labor as a percentage of revenues, partially offset by lower outsource costs and lower direct fixed costs as a percentage of revenues.  The lower fixed cost as a percentage of revenues was due primarily to the move of the Company’s east coast production facilities from New York City to Carlstadt New Jersey in early 2012 and included a savings of $1,313 in rent costs.  The additional costs incurred due to Hurricane Sandy during the fourth quarter of 2012 were recorded as offsets to the insurance proceeds received related to the event.  As such, our gross profit was not affected by the event.

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased by $3,677 or 13.2% to $24,280 for the year ended December 31, 2012, from $27,957 for the year ended December 31, 2011.  The decrease was due to a reduction in total sales and administrative compensation costs of $3,304, a reduction in rent expense of $600 and reduced costs of $1,214 related to the move of the east coast production facility, partially offset by an increase in professional fees of $886.  Selling, General and Administrative expenses as a percentage of net sales increased from 40.1% for the year ended December 31, 2011 to 41.8% for the year ended December 31, 2012.

Impairment Loss – During the third quarter of 2012, the Company recorded an impairment loss of $6,190 related to its trademarks.  The impairment is primarily attributes to weaker than expected revenue performance, overcapacity in the industry, and an overall reduction in the Company’s market value resulting from lower projected future revenues and lower royalty rates for the trademarks.  The carrying value of the trademarks is $0 at December 31, 2012.

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

Restructuring charge – During the third quarter of 2012 the Company implemented a restructuring plan in response to the reduced revenues experienced through that point of 2012.  The plan’s objective was to reduce operating costs to a level more aligned with the anticipated revenues.  During the period the Company recorded a restructuring charge of $809 reflective of severance costs associated with the restructuring.  Through December 31, 2012 the Company made payments of $539.  As of December 31, 2012, the remaining restructuring charge liability is $270.  The payments will be completed in August, 2013.

Insurance Proceeds, Net - On October 29th and 30th of 2012 the Atlantic Coast experienced Hurricane Sandy.  The Company’s Carlstadt, New Jersey facility lost power during the event and then was flooded resulting in significant damage to critical equipment located at the facility including computer systems and the vast majority of output equipment as well as inventory items.  The Company maintains insurance, including flood and business interruption insurance, as well as a separate auto insurance policy on its vehicles for these types of events and hired a public adjuster to represent the Company’s interests with our insurance carrier.  The insurance coverage reimbursed the Company for the replacement value of its equipment that was destroyed, inventory and other damaged items and the repair costs for those items not fully destroyed in the amount of $3,037. This amount represented the full coverage under its insurance policies related to this loss.  This amount was offset by the book value of the equipment of $681, inventory of $552, adjuster fees of $225; along with the repair costs for items which were not fully destroyed of $528 and the additional expense incurred to complete client projects and other related costs of $819.  The expenditures to replace destroyed fixed assets in the amount of $2,611 were capitalized for financial reporting purposes and will be depreciated over their respective useful lives.  The Company recorded a net gain on this claim of $226.  The Company also had claims for two separate incidents in its Burbank California facility which resulted in additional gains for financial reporting purposes of $196.  For the year ended December 31, 2012 the Company recorded a gain on Insurance Proceeds, Net of $422.

Interest Expense - Interest expense for the Company increased by $1,288 or 53.8% from $2,393 for the year ended December 31, 2011 to $3,681 for the year ended December 31, 2012.  The increase was primarily due to interest on the Series A Preferred Stock increasing by $783 to $2,531 for 2012 from $1,678 for 2011, reflecting the increase in interest rate as required by the terms of the instrument to 16% from 12% as the Company made interest payments in kind throughout 2012, deferred financing fees amortized to interest expense and interest on convertible notes issued during 2012, coupled with higher outstanding balances on the PNC Facility.

Income Taxes – As of December 31, 2012 and December 31, 2011, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. The Company recorded an income tax benefit of $160 and $26 for years ended December 31, 2012 and 2011, respectively, related primarily to New York state refunds received related to amended returns. Income tax benefit is recorded at an effective rate of 0.9% and 1.1% for the years ended December 31, 2012 and December 31, 2011, respectively.

Net Loss - As a result of the above items, the Company had a net loss of $18,131 for the year ended December 31, 2012, compared to a net loss of $2,451 for the year ended December 31, 2011.

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

Selling, General and Administrative – Total Selling, General and Administrative expenses decreased by $853 or 3.0% to $27,957 for the year ended December 31, 2011, from $28,810 for the year ended December 31, 2010. The decrease was due to a reduction in total sales and administrative compensation costs of $1,674 offset by increases of $335 in rent expense and moving costs related to the new Carlstadt, NJ facility, $87 increase in legal fees related to the sale of Series A Preferred Stock, and legal settlements of $90. Selling, General and Administrative expenses as a percentage of net sales remained constant at  40% for the years ended December 31, 2011 and December 31, 2010, respectively..

Interest Expense - Interest expense for the Company increased by $1,900 or 385.4% from $493 for the year ended December 31, 2010 to $2,393 for the year ended December 31, 2011.  The increase was primarily due to $1,898 of interest accrued on the Series A Preferred Stock.

Income Taxes – As of December 31, 2011 and December 31, 2010, the Company has placed a full valuation allowance on its net deferred tax assets. The valuation allowance on the Company’s net deferred tax assets is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of all or a portion of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize all or a portion of its deferred tax assets, income tax benefits associated with future period losses, if any, will be fully reserved and income taxes associated with future period income will offset such reserve. The Company recorded an income tax benefit of $26 for year ended December 31, 2011 related primarily to a New York state refund received related to an amended return. The Company recorded an income tax benefit of $126 for year ended December 31, 2010 due primarily to federal income tax refunds of AMT tax paid during 2006 to 2008. Income tax benefit for the years ended December 31, 2011 and December 31, 2010 is recorded at an effective rate of 1.1% and 12.2%, respectively.

Net Loss - As a result of the above items, the Company had a net loss of $2,451 for the year ended December 31, 2011, compared to net income of $1,161 for the year ended December 31, 2010.

Liquidity and Capital Resources

Cash Flow Activity for 2010, 2011 and 2012

Analysis of Cash Flows	For the Years Ended
(in thousands)	2010	2011	2012

Cash flows provided by (used in) operating activities	$3,632	$1,830	$(1,331)
Cash flows used in investing activities	(850)	(1,986)	(4,557)
Cash flows (used in) provided by financing activities	(973)	(10,450)	4,634
Net increase (decrease) in cash and cash equivalents	$1,809	$(10,606)	$(1,254)

Net cash used in operating activities was $1,331 during the year ended December 31, 2012. The primary use of cash was the net loss of $18,131 and an increase in prepaid expenses and other assets of $1,810, partially offset by non-cash charges including an intangible impairment of $6,190, non cash interest expense of $2,765, depreciation and amortization of $2,441, an increase in accounts payable of $2,255 and an increase in accrued and other liabilities of $1,161.

Net cash provided by operating activities was $1,830 during the year ended December 31, 2011.  The primary source of cash was transfers of $2,232 of restricted cash to unrestricted related to transferring letters of credit required by our New York real estate leases to our PNC credit facility, coupled with depreciation and amortization of $2,756, non cash interest expense of $1,137 and an increase in accounts payable of $1,024. The Company’s old letters of credit required cash security deposits, which are not required by PNC. The sources of cash were partially offset by the net loss of $2,451, a decrease in accrued and other liabilities of $1,465, an increase in prepaid and other assets of $899 and an increase in accounts receivable of $806.

Net cash provided by operating activities was $3,632 during the year ended December 31, 2010.  The primary source of cash was net income of $1,161 which includes non-cash depreciation and amortization of $3,648, and an increase in accrued liabilities of $2,214, partially offset by an increase of $1,681 in accounts receivable and a decrease in accounts payable of $934.

For the year ended December 31, 2012, net cash used in investing activities was $4,557 used for capital expenditures, $2,611 of which was related to replacing equipment damaged by Hurricane Sandy.

For the year ended December 31, 2011, net cash used in investing activities was $1,986 used for capital expenditures.

For the year ended December 31, 2010, net cash used in investing activities was $850 used for capital expenditures.

For the year ended December 31, 2012, net cash provided by financing activities was $4,634, consisting of $3,500 from the issuance of convertible notes and $1,876 related to net borrowings on existing bank credit agreement, partially offset by $610 related to repayments of capital leases and $132 for deferred financing costs.

For the year ended December 31, 2011, net cash used in financing activities was 10,450 primarily due to $5,539 in repayments on the revolving line of credit, $3,500 used in the redemption of Convertible Preferred Stock and $1,061 for legal and professional fees from the origination of the Series A Preferred Stock.  These fees will be amortized over the six year life of the instrument.

For the year ended December 31, 2010, net cash used in financing activities was $973 of which $8,715 was related to paying off the Amalgamated revolving line of credit upon termination and $274 was related to capital lease payments, partially offset by borrowing on the PNC revolving line of credit of $8,016.

The Company is in discussions with its landlord regarding certain additional amounts the landlord believes are due relating to the period between December 2012 and March 2013 for portions of the premises which have since been vacated.  It is not possible at this time to quantify the exact amounts that may ultimately need to be paid to the landlord in connection with this matter.  The Company is hopeful that it can resolve the matter favorably but if it cannot, the additional amounts payable may have an adverse effect on the Company’s liquidity and capital resources.

Debt Obligations, Financing Sources and Capital Expenditures

Convertible Notes

On August 20, 2012, the Company entered into a definitive agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for the issuance and sale of $2,000 in principal amount of its 10% Convertible Note (the “August Note”), due August 31, 2015.  The transaction was completed and the August Note was issued on August 21, 2012.

On November 21, 2012, the Company and Saints entered into a definitive Note Purchase Agreement for $1,500 in principal amount of its 10% Convertible Note (the “November Note”), due August 31, 2015.  The November Note was issued and funding was received on November 21, 2012.

On February 4, 2013, the Company and Saints entered into a definitive Note Purchase Agreement for the provision of up to $750 in principal amount of its 10% Convertible Subordinated Note (the “February Note”, and together with the August Note and November note, the “Notes”), are due August 31, 2015. The February Note was issued and funding was received on February 4, 2013.

The Notes accrue interest at 10% per annum and mature on August 31, 2015.  Interest on the Notes is payable in kind through increasing the outstanding principal amount of the note, or, at the Company’s option, it may pay interest quarterly in cash.  The Notes will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints’ option, the Notes are convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Notes or other indebtedness for borrowed money and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1]  Each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Notes, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Notes and any accrued and unpaid interest thereunder.  The Notes are unsecured.  They may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Notes, plus accrued interest.

The gross proceeds will be used for working capital purposes.

The Company incurred financing costs of $132 on the transactions closed in 2012 and has recorded the costs in other assets and will amortize this amount over the life of the Note to interest expense.

Mandatorily Redeemable Preferred Stock and Series A Preferred Stock

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

Revolving Credit Agreement

On August 13, 2010, the Company and each of its operating subsidiaries, as Borrowers, entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”).  The PNC Agreement provides for a three-year revolving credit facility (the “Facility”) of up to $14,000 including a letter of credit facility of up to $3,000.  On February 3, 2011 and March 21, 2011, the Company and PNC entered into Consent, Waiver and Amendment Nos. 1 and 2 (the “PNC Amendment”) to the PNC Agreement.  The PNC Amendment consent to the transactions described in the Redemption Agreement, waive certain covenants in order to permit the transactions, amend certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and impose financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred. The PNC Amendment also replaced all references to Stonington with references to Saints and exempted certain changes in the Board of Directors between March 21, 2011 and June 30, 2011 from the definition of change of control.  As of December 31, 2011 and 2012, the Company had $2,477 and $4,353 outstanding on the PNC Facility, respectively.

The Company was not in compliance with the covenants contained in the PNC Agreement for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.  On October 3, 2012, the Company received a notification from PNC stating that the following events of default had occurred and were continuing under the Agreement: (i) failure to comply with the requirement to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 for the quarters ended March 31, 2012 and June 30, 2012; and (ii) incurring indebtedness owing to Saints during August, 2012.  The notification stated that PNC had determined not to exercise its option to charge interest at default rate under the Agreement and they would continue to make advances in their discretion provided that the foregoing determinations did not constitute a waiver of any rights related thereto.

On December 21, 2012 the Company and PNC entered into a Waiver and Amendment No. 3 (the Amendment 3”) to the PNC Agreement.  The Amendment 3 changes the definition of capital expenditures to exclude any expenditures made to repair or replace assets of the Company damaged by Hurricane Sandy; changed the definition of fixed charge coverage ratio to increase the EBITDA of the quarter ended December 31, 2012 by $1,500, representing the principal amount of indebtedness incurred by the Company in favor of Saints Capital Granite, L.P. (its majority shareholder) during the quarter ended December 31, 2012; reduced the maximum revolving advance amount to $9,000 and enabled the Company to incur an over-advance of up to $500 through April 30, 2013.

The maturity date of the Facility is August 13, 2013.  The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of December 31, 2011 and 2012, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee per annum payable quarterly on the undrawn amount.

The Facility, as amended, includes one financial covenant requiring that the Company maintain a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0 for the quarter December 31, 2012, for the six month period ended March 31, 2013 and for the nine month period ended June 30, 2013.

The Company’s borrowing base under the Facility is the sum of (i) 85% of its eligible accounts receivable, including up to $500 of unbilled accounts receivable for work performed within the previous 30 days plus (ii) 50% of eligible raw material inventory up to $1,000. The borrowing base is reduced by an Availability Reserve which was reduced to $1,000 from $2,000 at February 3, 2011 pursuant to the PNC Amendment.  The Facility must be prepaid when, and to the extent of, the amount of the borrowings exceed the borrowing base.  In addition, borrowings under the Facility must be prepaid with net cash proceeds of certain insurance recoveries, at the option of PNC.  Early voluntary termination and prepayment will incur a fee of $30 from August 13, 2012 through August 12, 2013.

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

For the year ended December 31, 2012, the Company spent approximately $4,648 in capital expenditures, $91 of which was financed with lease obligations, including $2,611 which was related to equipment purchased to replace equipment damaged in Hurricane Sandy and would not have been incurred except for that event. The total 2013 expenditures are expected to be similar to the 2012 expenditures adjusted for the Hurricane Sandy related expenditures.

The PNC Agreement expires on August 13, 2013 and management believes it will be able to enter into an extension with PNC or a replacement facility on or before that date, however there can be no assurances to that affect.  Management believes that, with the Company’s cash balances, anticipated cash balances and PNC Facility, or a replacement facility, it has sufficient liquidity for the next twelve months.  However, the Company’s operating cash flow can be impacted by macroeconomic factors outside of its control.

Item 8.    Financial Statements and Supplementary Data.

MERISEL, INC. AND SUBSIDIARIES

(All other items on this report are inapplicable)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Merisel, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Merisel, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States.

/s/ BDO USA, LLP

New York, NY

March 29, 2013

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,784	$530
Accounts receivable, net of allowance of $288 and $339, respectively	14,765	15,429
Inventories, net	2,136	2,419
Prepaid expenses and other current assets	2,046	4,058
Total current assets	20,731	22,436

Property, plant and equipment, net	5,660	7,182
Trademarks	6,190	-
Other intangible assets, net	2,555	2,142
Other assets	1,102	771
Total assets	$36,238	$32,531

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,464	$7,719
Accrued liabilities	5,081	6,476
Deferred revenue	-	1,379
Capital lease obligations, current maturities	544	425
Revolving credit agreement	2,477	4,353
Total current liabilities	13,566	20,352

Capital lease obligations, less current maturities	897	497
Mandatorily redeemable series A preferred stock, $.01 par value, authorized 360,000 shares; 147,030 and 171,436 shares issued and outstanding, respectively	12,673	15,393
Convertible Notes	-	3,590
Other liabilities	1,090	2,703
Total liabilities	28,226	42,535

Commitments and Contingencies

Stockholders' equity (deficit):
Common stock, $.01 par value; authorized 30,000,000 and 80,000,000 shares, respectively; 8,453,671 shares issued and 7,214,784 shares outstanding	84	84
Additional paid-in capital	285,202	285,317
Accumulated deficit	(275,330)	(293,461)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity (deficit)	8,012	(10,004)
Total liabilities and stockholders' equity (deficit)	$36,238	$32,531

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,
	2010	2011	2012

Net sales	$71,946	$69,652	$58,061

Cost of sales	41,672	41,839	37,837

Gross profit	30,274	27,813	20,224

Selling, general and administrative expenses	28,810	27,957	24,280

Intangible impairment	-	-	6,190

Lease abandonment charge	-	-	3,977

Restructuring charge	-	-	809

Insurance proceeds, net	-	-	(422)

Operating income (loss)	1,464	(144)	(14,610)

Interest expense	(493)	(2,393)	(3,681)

Interest income	64	60	-

Income (loss) before benefit for income tax	1,035	(2,477)	(18,291)

Income tax benefit	(126)	(26)	(160)

Net income (loss)	$1,161	$(2,451)	$(18,131)

Preferred stock dividends	2,636	-	-

Loss available to common stockholders	$(1,475)	$(2,451)	$(18,131)

Loss per share (basic and diluted):
Loss available to common stockholders	$(0.20)	$(0.34)	$(2.51)

Weighted average number of shares:
Basic and diluted	7,214	7,215	7,215

See accompanying notes to consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at January 1, 2010	8,453,671	$84	$268,468	$(274,040)	(1,238,887)	$(1,944)	$(7,432)

Accumulation of convertible preferred stock dividend	-	-	(2,636)	-	-	-	(2,636)
Stock compensation	-	-	4	-	-	-	4
Net income	-	-	-	1,161	-	-	1,161
Balance at December 31, 2010	8,453,671	$84	$265,836	$(272,879)	(1,238,887)	$(1,944)	$(8,903)

Redemption of Convertible Preferred Stock:
Redemption of Preferred Shares	-	-	34,616	-	-	-	34,616
Cash paid in Redemption	-	-	(3,500)	-	-	-	(3,500)
Issuance of Series A Preferred Stock	-	-	(11,750)	-	-	-	(11,750)
Net Loss	-	-	-	(2,451)	-	-	(2,451)
Balance at December 31, 2011	8,453,671	$84	$285,202	$(275,330)	(1,238,887)	$(1,944)	$8,012

Stock Compensation	-	-	115	-	-	-	115
Net Loss	-	-	-	(18,131)	-	-	(18,131)
Balance at December 31, 2012	8,453,671	$84	$285,317	$(293,461)	(1,238,887)	$(1,944)	$(10,004)

See accompanying notes to consolidated financial statements.

 MERISEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,161	$(2,451)	$(18,131)

Adjustments to reconcile income (loss) from operations to net cash provided by (used in) operating activities:
Stock based compensation	4	-	115
Deferred occupancy costs	(178)	46	1,613
Bad debt provision	104	74	518
Amortization of discount on preferred stock	-	220	279
Amortization of deferred financing costs	-	245	261
Restricted funds	-	2,232	-
Intangible impairment	-	-	6,190
Non cash interest expense	-	1,137	2,765
Gain on sale of equipment	(139)	-	-
Depreciation and amortization	3,648	2,756	2,441
Loss on abandoned leasehold improvements	-	-	402
Loss on Fixed asset disposition	-	-	696
Changes in assets and liabilities:
Accounts receivable	(1,681)	(806)	197
Inventories	(147)	(283)	(283)
Prepaid expenses and other assets	(420)	(899)	(1,810)
Accounts payable	(934)	1,024	2,255
Accrued and other liabilities	2,214	(1,465)	1,161
Net cash provided by (used in) operating activities	3,632	1,830	(1,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(850)	(1,986)	(4,557)
Net cash used in investing activities	(850)	(1,986)	(4,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible note	-	-	3,500
Capital lease payments	(274)	(350)	(610)
Revolving credit agreement repayment	(8,715)	-	-
Borrowings (repayment) on credit facility	8,016	(5,539)	1,876
Redemption of preferred stock	-	(3,500)	-
Financing costs	-	(1,061)	(132)
Net cash used in financing activities	(973)	(10,450)	4,634
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,809	(10,606)	(1,254)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,581	12,390	1,784

CASH AND CASH EQUIVALENTS, END OF PERIOD YEAR	$12,390	$1,784	$530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$426	$1,008	$376
Income taxes	$170	$118	$-
Noncash activities:
Equipment Purchases Financed through Capital Leases	$45	$1,073	$91
Equipment Purchases Financed through Accounts Payable and Trade-in	$710	$-	$1,407
Preferred dividend accumulated	$2,636	$-	$-
Extinguishment of convertible preferred stock	$-	$19,366	$-
Issuance of preferred stock in lieu of dividends	$-	$703	$2,441
See accompanying notes to consolidated financial statements

 MERISEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2011, and 2012
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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.  Cash equivalents were $707 and $0 at December 31, 2011 and 2012, respectively.  The Company invests excess cash in interest-bearing accounts.  Interest income earned on cash balances for 2010, 2011 and 2012 was $64, $60 and $0, respectively.

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

Unbilled Accounts Receivable

Accounts receivable included approximately $1,066 and $421 of unbilled receivables at December 31, 2011 and 2012, respectively.  These receivables are a normal part of the Company’s operations as some receivables are invoiced in the period following shipment due to the time necessary for completion of the billing process.

Concentration of Credit Risk

The Company extends credit to qualified customers in the ordinary course of its business. The Company performs ongoing credit evaluations of its customers’ financial conditions and has established an allowance for doubtful accounts based on factors surrounding the credit risk of customers, historical trends, and other information which limits their risk. The Company had one customer that accounted for approximately 26% of net sales in 2010, approximately 23% of net sales in 2011, and approximately 24% of net sales in 2012. As of December 31, 2011 and 2012, that one customer’s receivable balances were $3,374 or 23% of the total accounts receivable balance and $7,488 or 49% of the total accounts receivable balance, respectively.

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

Segment Reporting

The Company evaluates its operating segment information in accordance with the provisions of FASB ASC 280 ‘‘Segment Reporting’’ which provides for annual and interim reporting standards for operating reporting segments of a company. ASC 280 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company’s chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on consolidated information. As a result, the Company has one reportable segment.

Indefinite Lived Intangible Assets

The Company follows the provisions of FASB ASC 350 “Intangibles- Goodwill and Other Intangible Assets”.  In accordance with FASB ASC 350, indefinite-lived intangible assets are not amortized, but reviewed for impairment annually and upon the occurrence of events or changes in circumstances that would reduce the fair value of the Company’s reporting units below their carrying amount.

The Company performs its impairment test for indefinite-lived assets annually, typically during the fourth quarter.  The trademark impairment valuation is determined using the relief from royalty method. During the third quarter of 2012 the Company performed it annual review of the indefinite–lived trademarks for impairment due to ongoing reduced revenues, over capacity in the industry, the need to raise capital during the period and the overall reduction in the Company’s market valuation.  Due to the reduction of the royalty rate, reduced revenues and other factors, the Company recorded an impairment charge on its trademarks of $6,190 during the period.  As of December 31, 2012, the carrying value of indefinite-lived trademarks is $0.  No impairment was recorded during 2011.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35 “Property, Plant, and Equipment”, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reviews the recoverability of long-lived assets to determine if there has been any impairment.  This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset.  If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets. For the years ended December 31, 2011 and 2012 no impairment was recorded for long-lived assets subject to amortization.

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

After weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was two consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company placed a full valuation allowance on its net deferred tax assets as of December 31, 2009. At December 31, 2011 and 2012, based on consecutive years of taxable losses the Company determined that it should keep a full valuation allowance on its net deferred tax assets.

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

The Company follows FASB ASC 740-10 “Income Taxes”, which contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The Company assesses its tax positions for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, the Company may be effectively subject to U.S. federal income tax examinations for periods after 1996. The Company is subject to examination by state and local tax authorities generally for the period mandated by statute.  Currently the Company has no ongoing examinations. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As a result of this review, the Company concluded that it has no uncertain tax positions. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2012. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company’s policy is to recognize interest and penalties, if any, accrued on uncertain tax positions as part of selling, general, and administrative expense.

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

Financial instruments include cash and cash equivalents. The approximate fair values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their carrying value because of their short-term nature. The revolving credit fair value approximates carrying value due to the variable nature of the interest rate.  The convertible notes approximate fair value, using level 2 inputs, as there was an additional issuance after year-end under the same terms as those issued in August and November of 2012 (Note 16).

Accounting for Stock-Based Compensation

The Company follows the provisions of FASB ASC 718 “Stock Compensation” (which addresses the accounting for transactions in which an entity exchanges its equity instruments for employee services in share-based payment transactions. FASB ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized at the time of the modification for the vested portion and over the remaining vesting period for the unvested portion. FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Earnings (Loss) Per Share

Basic and diluted loss per share are computed and presented in accordance with FASB ASC 260-10 “Earnings per Share”.  Basic earnings (loss) per share was determined by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share of the Company includes the impact of certain potentially dilutive securities.  However, diluted earnings per share excludes the effects of potentially dilutive securities because inclusion of these instruments would be anti-dilutive.

Deferred Rent Policy

Total rent payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease. Landlord allowances are amortized by the straight-line method over the term of the lease as a reduction of rent expense.

Reclassifications

Certain reclassifications were made to prior year statements to conform to the current year presentation.

3.     Restricted Funds

At December 31, 2010, the Company had restricted funds totaling $2,232. The funds represented collateral for Letters of Credit (“LOC”) for the security deposits on the Company’s real estate leases. Approximately $1,500 of the deposits was held in a single premium deferred annuity and the remaining funds were held in certificates of deposit that have original maturities of up to one year. In the fourth quarter of 2011, the Company transferred the LOC to their PNC credit facility (see Note 10), which allows up to $3,000 in letters of credit, making the cash available for working capital purposes.  LOC under the PNC facility do not require a collateral deposit, but instead limit the amount the Company can borrow under the facility. At December 31, 2011 and 2012, the Company was using $1,850 and $1,100, respectively, in LOC under the PNC facility. At December 31, 2011 and 2012, the Company did not have any restricted cash.

4.     Intangibles

As of December 31, 2011 and 2012, the acquired intangible assets are related to the acquisitions of Color Edge, Comp 24, Crush, DCS, AdProps, and Fuel.

Definite Lived Intangible Assets

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$1,608	$2,191	16
Trade know how	1,341	977	364	8
Definite lived intangibles	$5,140	$2,585	$2,555	13.0

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Customer relationships	$3,799	$1,854	$1,945	16
Trade know how	1,341	1,144	197	8
Definite lived intangibles	$5,140	$2,998	$2,142	13.0

Amortization expense is calculated on a straight line basis over the estimated useful life of the asset. The expense related to definite-lived intangible assets was $666, $427, and $413 for the years ended December 31, 2010, 2011, and 2012, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For the year ended December 31,
Amount
2013	378
2014	308
2015	245
2016	245
2017	245
Thereafter	720
$2,142

Indefinite Lived Intangible Assets

	December 31, 2011
	Cost	Impairment Charge	Cumulative Impairment Charges	Carrying Value
Trademark	$10,609	$-	$4,419	$6,190

	December 31, 2012
	Acquired Value	Impairment Charge	Cumulative Impairment Charges	Carrying Value
Trademark	$10,609	$6,190	$10,609	$-

In accordance with FASB ASC 350, the Company tests for impairment of indefinite-lived trademarks at least annually.  At December 31, 2011, the Company had indefinite-lived trademarks of $6,190.  During the third quarter of 2012, the Company reviewed the indefinite–lived trademarks for impairment due to ongoing reduced revenues, over capacity in the industry, the need to raise capital during the period and the overall reduction in the Company’s market valuation.  Reflective primarily of the reduction of the royalty rate, reduced revenues and other factors, the review resulted in a full impairment of the asset and the Company recorded an impairment charge of $6,190 during the period.  As of December 31, 2012, the carrying value of indefinite-lived trademarks is $0.

5.     Inventories

Inventories consist of the following:

	December 31,
	2011	2012

Raw materials	$1,339	$1,050
Work-in-progress	800	1,372
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,136	$2,419

6.     Property and Equipment

At December 31, 2011 and 2012, property and equipment consists of the following:

	2011	2012

Equipment under capitalized leases	$2,132	$1,250
Machinery and equipment	15,793	16,778
Furniture and fixtures	717	764
Automobiles	124	154
Leasehold improvements	3,356	3,430
Total	22,122	22,376
Less: accumulated depreciation and amortization	(16,462)	(15,194)
Net book value	$5,660	$7,182
.
Depreciation and amortization expense related to property and equipment (including capitalized leases) was $2,982, $2,329, and $2,028 for the years ended December 31, 2010, 2011, and 2012, respectively. Equipment as of December 31, 2011 and 2012 included $2,132 and $1,250, respectively under capital lease agreements.  Accumulated depreciation and amortization relating to those assets under capital leases totaled $530 and $544 as of December 31, 2011 and 2012, respectively.

7.     Accrued Expenses

Accrued expenses consist of the following at December 31:

	2011	2012

Accrued liabilities:

Compensation and other benefit accruals	$2,066	$1,938
Accrued interest on Series A Preferred Stock	434	668
Other accruals	2,581	3,870
Total accrued liabilities	$5,081	$6,476

8.     Accrued Abandoned Lease Costs

During the month of January, 2012 the Company vacated most of the 1st through 4th floors in its New York City facility and relocated and consolidated its manufacturing and production operations at its new 77,000 square feet facility in Carlstadt, New Jersey. On March 28, 2012, the Company entered into an agreement with its NYC landlord to terminate its current leases for the 1st through 4th floors (“Termination Agreement”). Under the terms of the Termination Agreement, the Company agreed to make termination payments as follows: (i) continue to pay rent at its current annual rate, as well as certain related charges under the current leases through December 31, 2012, (ii) pay a one-time settlement payment of $125 to satisfy its restoration obligations and other disputed charges under the current leases upon execution of the agreement of which $110 was accrued and expensed in 2011, and (iii), make an additional single payment termination fee of $850 on December 31, 2012.   In the first quarter of 2012, the Company recorded an abandonment charge of $3,977 consisting of $3,832 for estimated termination payments related to rent, termination payments, taxes and utilities and $402 for the write-off of remaining leasehold improvements partially offset by $257 for the reversal of the deferred occupancy liability related to the abandoned space.  As of December 31, 2012, the remaining abandonment liability is $0.

The Company did not vacate the retained premises as defined in the Termination Agreement on or before November 30, 2012 as required under the agreement.  In accordance with the Termination Agreement, the Company has incurred a charge of $3 per day since December 1, 2012 and continuing until the actual vacate date in March 2013.  The Company is in discussions with its landlord regarding certain additional amounts the landlord believes are due relating to the period between December 2012 and March 2013 for portions of the premises which have since been vacated.  It is not possible at this time to quantify the exact amounts that may ultimately need to be paid to the landlord in connection with this matter.  The Company is hopeful that it can resolve the matter favorably but if it cannot, the additional amounts payable may have an adverse effect on the Company’s liquidity and capital resources.

9.     Income Taxes

Deferred income tax assets and liabilities were comprised of the following:
	December 31,
	2011	2012

Deferred tax assets:
Recognized built-in losses	$-	$3,230
Net operating loss carryforwards	7,872	8,791
Allowance for doubtful accounts	123	145
Depreciable assets	1,236	893
Goodwill	5,269	4,679
Other intangible assets	1,408	1,437
Trademarks	-	2,178
Deferred vacation and bonus	164	144
Deferred occupancy costs	230	1,157
Inventory uniform capitalization	339	463
Stock-based compensation	637	637
Other	162	12
Total deferred tax asset	$17,440	$23,766

Deferred tax liability:
Trademark	(169)	-
Net deferred tax asset	17,271	23,766

Valuation allowance	(17,271)	(23,766)

Net deferred tax asset	$-	$-

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

On March 21, 2011, Phoenix Acquisition Company II, L.L.C. (“Phoenix”), the holder of 5,000,000 shares or 69.3% of the Company’s outstanding common stock along with its parent entity Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), and certain of their affiliates (collectively, “Stonington”) completed the transfer of all 5,000,000 shares of common stock to Saints Capital VI, L.P. (“Saints”). This transaction constitutes a change of control as defined in Section 382 and resulted in an additional limitation in its ability to utilize its net operating loss carryforward as well as the ability to use certain unrealized built-in losses.  As a result of this change of control, the net operating losses and unrealized built-in losses are subject to an annual limitation of $698. The Company adjusted its deferred tax asset to reflect the estimated limitation as of March 31, 2011. At December 31, 2012 and 2011, the Company had available U.S. Federal net operating loss carryforwards of $19,616 and $17,388, respectively, which expire at various dates beginning December 31, 2012. As of December 31, 2012 and 2011, $13,963 of the net operating loss carryforwards is restricted as a result of the ownership change and the remaining amount of $5,653 and $3,425, respectively, is not restricted.

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

The provision (benefit) for income taxes consisted of the following:

	For the Years ended December 31,
	2010	2011	2012

Continuing Operations:
Current	$(126)	$(26)	$(160)
Deferred	1,182	86,875	(6,495)
Net Change in Valuation Allowance	(1,182)	(86,875)	6,495
Total provision (benefit)	$(126)	$(26)	$(160)

The above is further comprised of the following:
Federal	$(369)	$-	$3
State	243	(26)	(163)
Total current provision (benefit)	$(126)	$(26)	$(160)

Deferred tax expense (benefit), net of change in valuation allowance:
Federal	$(723)	$-	$-
State	723	-	-
Total deferred provision (benefit)	$-	$-	$-

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations are as follows:

	For the Years Ended December 31,
	2010	2011	2012

Statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(114.2)	3,574.8	(35.5)
Change in NOL limitation		(3,573.3)	0.0
Prior year true-ups	35.6	(.6)	.7
State and local income taxes	24.5	(0.9)	7.1
Certain non-deductible expenses and other	6.9	-	-
Permanent differences	-	(33.9)	(6.4)
Effective tax rate	(12.2%)	1.1%	0.9%

10.  Debt

Debt is classified on the balance sheet as follows:

	December 31, 2011	December 31, 2012
Current:
Capital lease obligations	$544	$425
Revolving credit agreement	2,477	4,353
	3,021	4,778
Non-current:
Capital lease obligations	897	497
Mandatorily redeemable preferred stock	12,673	15,393
Convertible Notes	-	3,590
	13,570	19,480

Total	$16,591	$24,258

Convertible Notes

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

The notes accrue interest at 10% per annum and mature on August 31, 2015.  Interest on the note is payable in kind through increasing the outstanding principal amount of the note, or, at the Company’s option, it may pay interest quarterly in cash.  The note will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints’ option, the note is convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Note or other indebtedness for borrowed money and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1]  Each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Note, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Note and any accrued and unpaid interest thereunder.  The note is unsecured.  It may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Note, plus accrued interest.  Each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Note, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Note and any accrued and unpaid interest thereunder.

The gross proceeds will be used for working capital purposes.

The Company incurred financing costs of $132 on the transactions and has recorded the costs in other assets and will amortize this amount over the life of the Note to interest expense.

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

As of December 31, 2011, the Company had accrued $434 for the fourth quarter dividend payment. On March 27, 2012, the Company’s Board approved the payment for the three month period ended December 31, 2011 to be made with additional Series A Preferred shares in lieu of cash.  As noted above, given 100% of the payment was made in kind, the dividend rate for the payment increased to 16% and the Company issued 5,781.1222 shares of Series A Preferred at an original issue price of $100 per share in payment of the dividend during the first quarter. The incremental interest expense that was incurred as a result of the Board decision was recorded during the first quarter.  During the first three quarters of 2012 the Company did not meet the requirements under the PNC Revolving Credit Agreement (the “Agreement”) which provided the Company the ability to pay the quarterly dividend payment in cash.  As such, the Company has accrued dividends at the 16% annual rate during 2012 and has issued 18,624.4708 shares of Series A Preferred at an original issue price of $100 per share in payment of the first, second and third quarter dividend.  During December, 2012 the Company and PNC amended the Agreement which would make it possible for the Company to pay cash dividends again in the future.  However, the Company anticipates it will pay dividends in additional shares of preferred stock for the foreseeable future, and accordingly will accrue dividends at the annual rate of 16%.  As of December 31, 2012, the Company has accrued $668 for this dividend payment.

The Company used the March 21, 2011 Stonington and Saints sale transaction as the basis for measuring fair value of the Series A Preferred. Stonington sold its 5,000,000 common shares and all 140,000 shares of the Series A Preferred to Saints for $14,500. The Company determined the fair value of the Series A Preferred Stock of $11,750 using the difference between the total transaction price and the fair value of the common stock as of the date of the Stock Purchase Agreement on February 18, 2011. The unamortized discount of $2,250 on the preferred stock will be amortized using the effective interest method over the 72 month term of the Series A Preferred.  The amortization of the discount for 2011 and 2012 of $220 and $279, respectively, was recorded as interest expense for the periods then ended. The Company also incurred $1,061 of costs in relation to this transaction, which were recorded as deferred financing cost to be amortized over the term of the Series A Preferred.

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

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the LIBOR Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of December 31, 2012 the Base Rate plus 3% is 6.25%. The revolver is also subject to a 0.75% fee per annum payable quarterly on the undrawn amount.

The PNC Agreement requires that all customer receivables collected shall be deposited by the Company into a lockbox account controlled by PNC. All funds deposited into the lockbox will immediately be used to pay down the Facility. Additionally, the PNC Agreement contains provisions that allow PNC to accelerate the scheduled maturities of the Facility for conditions that are not objectively determinable. As such, the Company has classified the PNC balance as a current liability since the date of the Agreement.

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

The Company was not in compliance with the fixed charge coverage ratio for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.  On October 3, 2012, the Company received a notification from PNC stating that the following events of default had occurred and were continuing under the Agreement: (i) failure to comply with the requirement to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 for the quarters ended March 31, 2012 and June 30, 2012; and (ii) incurring indebtedness owing to Saints during August, 2012.  The notification stated that PNC had determined not to exercise its option to charge interest at default rate under the Agreement and they would continue to make advances in their discretion provided that the foregoing determinations did not constitute a waiver of any rights related thereto.

On December 21, 2012, the Company entered into a Waiver and Amendment No. 3 (the “PNC Amendment No. 3”) to the PNC Agreement. Pursuant to the PNC Amendment No. 3, the Company and PNC agreed to amend the PNC Agreement to waive certain events of default arising from the Company’s failure to comply with the fixed charge coverage ratio set forth in the facility and the incurrence of debt to Saints, to amend the fixed charge coverage ratio and certain other financial covenants in the PNC Facility, and to permit the Company to borrow up to $6 million in subordinated debt from Saints subject to certain conditions.  The maximum available under the Facility was reduced to $9,000 and the Company may utilize an over-draft of $500 through April 30, 2013.  The fixed charge coverage ratio of not less than 1.1 to 1.0 remains in place and will be tested quarterly.  However, for the quarter ended December 31, 2012 the test will be for the three months then ended, for the quarter ended March 31, 2013 the test will be for the six months then ended and for the quarter ended June 30, 2013 the test will be for the nine months then ended.  For purposes of this test only, fourth quarter 2012 EBITDA will be increased by $1,500 representing the amount of convertible notes purchased by Saints during the fourth quarter of 2012.  The Agreement expires during the three month period ended September 30, 2013.  As of December 31, 2012, the Company is in compliance with the covenant.

Any letter of credit (LOC) issued by PNC reduces the availability under the Facility in accordance with the terms of the Agreement. As of December 31, 2011 and 2012 the LOC’s outstanding were $1,850 and $1,100, respectively.  The LOC represents security posted on the Company’s Carlstadt, NJ and New York City leases in the amount of $350 and $1,500, respectively at December 31, 2011 and $500 and $600, respectively at December 31, 2012.  The fee for the LOC is 1.5% per annum.

Capital Leases

During the second quarter of 2012, the Company entered into a new capital lease agreement totaling $91.  The proceeds of the lease were used to finance the acquisition of production equipment.  The lease has a 36 month term expiring in May, 2015 and has a fixed annual rate of 8%.

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

As of December 31, 2011 and 2012, the balance of all capital leases was $1,441 and $922, respectively, of which $544 and $425, respectively is current.

11.   Commitments and Contingencies

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

The Company leases certain of its facilities and equipment under non-cancelable operating leases with various expiration dates through 2021.  On June 20, 2011, the Company entered into a lease for 77,000 square feet of industrial and graphic production space, with use of outside loading and parking facilities, in Carlstadt, New Jersey.  The lease has a 126-month term expiring in December 2021, with an annual base rent obligation ranging from approximately $650 to $700 per year through the lease term, exclusive of real estate tax and operating expense pass-through estimated at $165 per year in year one. The lease also included $575 of landlord allowances, which will be recognized as reductions of rental expense on a straight-line basis over the term of the lease.  The lease grants the Company an option, exercisable in 2012, to lease an additional 24,000 square feet of adjacent industrial and warehouse space on the same terms per square foot.  The Company did not exercise this option.

12.   Stock Based Compensation

On December 19, 1997, the Company’s stockholders approved the Merisel Inc. 1997 Stock Award and Incentive Plan (the “1997 Plan”).  On December 3, 2008, the Company’s stockholders approved the Merisel, Inc. 2008 Stock Award and Incentive Plan (the “2008 Plan”).  Under both the 1997 Plan and the 2008 Plan, incentive stock options and nonqualified stock options as well as other stock-based awards may be granted to employees, directors, and consultants.  The 1997 Plan authorized the issuance of an aggregate of 800,000 shares of Common Stock less the number of shares of Common Stock that remain subject to outstanding option grants under any of the Company’s other stock-based incentive plans for employees after December 19, 1997 and are not either canceled in exchange for options granted under the 1997 Plan or forfeited.  The 2008 Plan authorized the issuance of an aggregate of 500,000 shares of Common Stock, less the same limit for outstanding options.  At December 31, 2012, 51,839 shares were available for grant under the 1997 Plan, and 400,000 shares were available for grant under the 2008 Plan.  The grantees, terms of the grant (including option prices and vesting provisions), dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans, although incentive stock options are granted at prices which are no less than the fair market value of the Company's Common Stock at the date of grant.

Stock Options

The Company awarded 300,000 stock options to its Chief Executive Officer in November 2004 under the 1997 Plan.  No additional options were granted under this plan until January 11, 2012 when the Company modified 100,000 of its Chief Executive Officer’s 300,000 fully vested stock options.  The modified options originally had an exercise price of $12.00 and an expiration date of November 22, 2014.  The modified options now have an exercise price of $1.35 per share and an expiration date of November 22, 2016 and are fully vested.  Compensation expense of $48 was recorded upon grant, to reflect the excess of the fair value of the modified options over the fair value of the original options at the date of the exchange.

On January 11, 2012, the Company granted 150,000 stock options to its other executive officers under the Stock Award and Incentive Plan.  The options have an exercise price of $1.35 and an expiration date of January 11, 2022. The options vest 25% on the grant date, 25% on December 31, 2012, 25% on December 31, 2013, and 25% on December 31, 2014.  Compensation expense, measured by the options fair value at the grant date, will be recorded over the related vesting period starting in January 2012. Compensation expense related to these grants was $67 for the year ended December 31, 2012.  50,000 of these options were cancelled during the quarter ended September 30, 2012 upon the termination of an executive officer and 100,000 of these options held by the other executive officer remain outstanding.

The fair value of each option granted during 2012 was estimated on the date of grant using the Black-Scholes option pricing model.

The following summarizes the aggregate activity in all of the Company’s plans for the three years ended December 31, 2012:

	2010		2011		2012
	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price	Shares	Weighted Average Exer. Price
Outstanding at beginning of year	300,000	8.33	300,000	8.33	300,000	8.33
Granted	-	N/A	-	N/A	150,000	1.35
Exercised	-	N/A	-	N/A	-	N/A
Canceled	-	N/A	-	N/A	(50,000)	1.35
Outstanding at end of year	300,000	8.33	300,000	8.33	400,000	3.93

Options exercisable at year end	300,000		300,000		350,000
Weighted average fair value at date of grant of options granted during the year	N/A		N/A		$0.91

There is no intrinsic value of options outstanding or exercisable at December 31, 2012.  Unrecognized compensation expense at December 31, 2012 was $48.

Benefit Plan

The Company offers a 401(k) savings plan under which all employees who are 21 years of age with at least 30 days of service are eligible to participate. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching certain of those contributions at the discretion of the Board of Directors. The Company's contributions, when made, vest 25% per year. In January 2009, the Board of Directors elected to discontinue the Company’s matching contribution. The Company made no contributions to the plan during the years ended December 31, 2010, 2011 and 2012, respectively.

Stock Repurchase Program

The Company announced various Board of Directors authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchases of its common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of December 31, 2012, the Company had repurchased a total of 1,238,887 shares, for an aggregate cost of $1,944, which shares have been reflected as treasury stock in the accompanying consolidated balance sheets. The Company did not repurchase any shares during 2011 or 2012. During 2009, the Company purchased 150,706 shares at an aggregate cost of $136.  The Company’s agreement with PNC dated August 13, 2010, does not allow for the repurchase of the Company’s common stock.

13.  Earnings (Loss) Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with FASB ASC 260-10 (FAS No. 128, “Earnings Per Share”).  Basic earnings (loss) per share is calculated using the average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.  Diluted earnings (loss) per common share for 2010 do not include the effects of 1,017 shares of restricted stock as the effect of their inclusion would be anti-dilutive.  As of January 1, 2011, all shares of restricted stock were fully vested, as such there was no share exclusion to the common share calculation for 2011 or 2012.  The convertible preferred stock and 400,000 outstanding stock options are anti-dilutive, and as such, are excluded from diluted earnings per share calculations.

14.  Restructuring Charge

During the third quarter of 2012, the Company implemented a restructuring plan in response to the reduced revenues experienced during 2012.  The plan is intended to reduce operating costs to a level more appropriate with the currently anticipated revenues.  During the period the Company recorded a restructuring charge of $809 reflective of severance costs associated with the restructuring.  Through December 31, 2012 the Company made payments of $539.  As of December 31, 2012, the remaining restructuring charge liability is $270.  The payments will be completed in August, 2013.

15.  Insurance Proceeds, Net

On October 29th and 30th of 2012 the Atlantic Coast experienced Hurricane Sandy.  Our Carlstadt, New Jersey facility lost power during the event and then was flooded resulting in significant damage to critical equipment located at the facility including computer systems and the vast majority of output equipment as well as inventory items.  The Company maintains insurance, including flood and business interruption insurance, as well as a separate auto insurance policy on its vehicles for these types of events and hired a public adjuster to represent the Company’s interests with our insurance carrier.  The insurance coverage reimbursed the Company for the replacement value of its equipment that was destroyed, inventory and other damaged items and the repair costs for those items not fully destroyed in the amount of $3,037. The reimbursed amount represented the full coverage under its insurance policies related to this loss.  This amount was offset by the book value of the equipment of $681, inventory of $552, adjuster fees of $225; along with the repair costs for items which were not fully destroyed of $528 and the additional expense incurred to complete client projects and other related costs of $819.  The expenditures to replace destroyed fixed assets in the amount of $2,611 were capitalized for financial reporting purposes and will be depreciated over their respective useful lives.  The Company recorded a net gain on this claim of $226.  The Company also had claims for two separate incidents in its Burbank California facility which resulted in additional gains for financial reporting purposes of $196.  For the year ended December 31, 2012 the Company recorded a gain on Insurance Proceeds, Net of $422.    At December 31, 2012, $652 was recorded as accounts payable and $1,670 was recorded as accrued expense related to the insurance claims and $1,300 due from the insurance company was recorded as other assets.

16.  Subsequent Events

Additional Financing:

On February 4, 2013, the Company entered into a definitive agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for the issuance and sale of $750 in principal amount of its 10% Convertible Note (the “Note”), due August 31, 2015 under the same terms and conditions of the November 21, 2012 issuance.  The transaction was completed and the Note was issued on that date.  On February 6, 2013, the Company entered into a lease financing arrangement for equipment in the amount of $785 payable over twenty four monthly payments of $39.  The proceeds of these two financing events were used to fund equipment purchases replacing equipment damaged by Hurricane Sandy.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

NA

Item 9A     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding timely disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B.    Other Information.

On March 8, at the recommendation of the Compensation Committee, the Board of Directors approved an increase to Mr. Tevis’ base compensation of $12,500 per month, and a decrease of his deferred compensation to $7,500 per month.  Mr. Tevis’ employment agreement was amended accordingly on March 28, 2013.  On March 28, 2013, Mr. Ball entered into an employment agreement with the Company as disclosed in more detail under “Executive Employment, Termination and Change of Control Arrangements” on page 52 below.

Certain performance objectives and metrics have been established that could lead to bonus compensation for Messrs. Tevis and Ball and other key employees should the Company achieve these detailed metrics.

Submission of Matters to a Vote of Security Holders

The Company convened its 2012 Annual Meeting of Stockholders on December 20, 2012.

The following matters were submitted to a vote of security holders at the annual meeting:

1.	Election of nominees as directors to the Board of Directors. Each of the nominees listed below was elected for a one-year term by the vote count set forth next to his name:

Nominee	Votes For	Votes Withheld
Kenneth B. Sawyer	5,418,625	227,319
Terry A. Tevis	5,417,195	228,749
Bradley J. Hoecker	5,480,670	165,274
Donald R. Uzzi	5,412,966	232,978

2.
The stockholders also voted upon and approved a proposal to ratify the appointment of BDO USA, LLP as the Company’s independent registered public accounting firm for 2012.  The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
6,664,372	48,722	2,960	-

3.
Stockholders also voted upon and approved a proposal to amend the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock of the Company from 30,000,000 to 80,000,000.  The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
6,179,277	429,078	107,699	-

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

As described in the Company’s Current Report on Form 8-K filed on March 25, 2011, Stonington Capital Appreciation 1994 Fund, L.P. and certain of its affiliates (together, “Stonington”) completed the transfer of a majority of the Company’s shares to Saints Capital VI, L.P., an affiliate of Saints Capital LLC (together with their affiliates, “Saints”).  In connection with the closing of the transaction, Albert J. Fitzgibbons III and Bradley J. Hoecker resigned from the Company’s Board of Directors effective March 21, 2011, and Edward A. Grant, Ronald P. Badie and Lawrence J. Schoenberg, who were not affiliated with Stonington, resigned effective March 23, 2011.  On the same date, Kenneth B. Sawyer and Joseph Yang were elected to the Board as nominees of Saints, and Bradley J. Hoecker and Terry A. Tevis were elected as independent directors.

The following table sets forth the names, ages as of March 29, 2013 and positions of those individuals who currently serve as executive officers and directors of the Company.

Name	Age	Position

Donald R. Uzzi (1)	60	Chairman of the Board

Bradley J. Hoecker (2) (3)	51	Director

Kenneth B. Sawyer (1) (2)	48	Director

Terry A. Tevis (1)	71	Director, Chief Executive Officer and President

Eric Salzman (2) (3)	45	Director

John E. Ball	47	Chief Operating Officer and Chief Accounting Officer

(1)	Member of Nominating Committee.

(2)	Member of Compensation Committee.

(3)	Member of Audit Committee.

For each director of the Company, the following sets forth the name, age as of March 29, 2013, principal occupation for at least the past five years and the names of any other public companies for which the director served in directorship capacity in the last five years:

Donald R. Uzzi, 60, has served a member of the Board of Directors since December 2004. He was elected Chairman of the Board of Directors in April 2005. He also served as Chief Executive Officer and President of the Company from November 2004 to August 21, 2012.  From December 2002 to November 2004, Mr. Uzzi provided consulting services for various companies on marketing, corporate strategy and communications. From July 1999 to December 2002, Mr. Uzzi was Senior Vice President of Electronic Data Systems Corporation. From July 1998 to July 1999, Mr. Uzzi was a principal officer of Lighthouse Investment Group. From August 1996 to April 1998, Mr. Uzzi served as Executive Vice President at Sunbeam Corporation. Prior to 1996, Mr. Uzzi held the position of President of the Gatorade North America division of Quaker Oats.  Mr. Uzzi brings to the Board extensive experience in management, marketing, and operations.

Bradley J. Hoecker, 51, was a member of the Board of Directors from December 1997 to March 21, 2011, and was re-elected to the Board of Directors on March 23, 2011.  Mr. Hoecker is currently a partner at Juniper Investments. Mr. Hoecker was a Partner and director of the general partner entity of Stonington Capital Appreciation 1994 Fund L.P. (“Stonington”) and a Partner and director of Stonington Partners II, Inc. from 1997 until March 2011.  Stonington, through its affiliates, owned approximately 69% of the Company’s Common Stock and all of the Company’s Preferred Stock until Stonington sold all of its equity in the Company to Saints Capital VI, L.P. on March 21, 2011 (see “Change of Control” on page 17 of this report).  Prior to being named partner in 1997, Mr. Hoecker was a Principal of Stonington since 1993. He was a consultant to Merrill Lynch Capital Partners from 1994 to December 2000 and was an associate in the Investment Banking Division of Merrill Lynch Capital Partners from 1989 to 1993. Mr. Hoecker has also served as a director of Obagi Medical Products, Inc.  Mr. Hoecker’s extensive experience in private equity and investment banking makes him well-qualified to serve on the Company’s Board of Directors.

Kenneth B. Sawyer, 48, has been a member of the Board of Directors since March 23, 2011.  He is a managing member of Saints Capital VI, LLC and Saints Capital Granite, LLC, the general partner entities of Saints Capital VI, L.P. and Saints Capital Granite, L.P., respectively.  Mr. Sawyer is a co-founder and serves as manager or managing director of various entities of Saints Capital (together with its affiliates, “Saints.”).  Saints is a venture capital and private equity firm founded in 2000 which operates through its affiliated limited partnerships and management entities to provide liquidity for investors and founders of private companies. Saints affiliated entities have acquired investments in over 300 companies. Today, Saints manages over one billion dollars, which has been invested in companies in the technology, healthcare, consumer and industrial industries.  With offices in San Francisco and London, and many investments in Asia, Saints is the largest global direct secondary firm in the world.  Mr. Sawyer is also a director for numerous private companies, including KXEN, Intagio Corporation (owner and operator of Perfect Escapes), Alliance Consulting, Acsis Incorporated and Laureate Biopharmaceuticals, Inc., and serves on the board of the Hope Street Group, a Washington D.C. based non-partisan public policy organization.  Mr. Sawyer has been selected as a member of the Forbes Midas list, where he was recognized as one of the top 100 investors in venture capital globally.  Prior to 2000, Mr. Sawyer worked in several investment banking positions including Volpe Brown Whelan & Co., Colman Furlong & Co. and Morgan Stanley & Co.  Mr. Sawyer received a B.S. in Industrial Engineering from Stanford University and an M.B.A. from the Stanford University Graduate School of Business. Mr. Sawyer offers the Board broad perspective having accumulated years of private equity experience globally across a wide range of industries and experience serving on the boards of several privately-held companies.

Terry A. Tevis, 71, has been a member of the Board of Directors since March 23, 2011. Since August 21, 2012, he has served as the Chief Executive Officer and President of the Company.  He is the President of T.A. Tevis & Company, LLC, a Connecticut-based consulting firm founded in 2001 (“Tevis & Co.”).  Tevis & Co. provides turnaround services and new marketing initiatives to commercial printers and their suppliers, advises private equity firms in print-related investments and for the past six years, has been the leading graphic services advisor to the Gerson Lehrman client base. Prior to 2001, Mr. Tevis spent more than 30 years in leadership roles within commercial print. He served from 1999 to 2001 as President, Digeno.com, an eCommerce Business Unit of R.R. Donnelly & Sons, Inc. March of 1998 to November, 1999, Mr. Tevis served as President and CEO of Printing Arts America, Inc., a roll-up entity in the print industry and from 1992 to 1997 as Business Unit President of catalog and direct mail units of R.R. Donnelley & Sons, Inc. Prior to joining RR Donnelley in 1992, Mr. Tevis served from 1985-1992 as President and CEO of American Signature Graphics, a national printing firm.  He was inducted into the Printing Industry Hall of Fame in 1999.  Mr. Tevis currently is an adjunct professor at New York University’s Graduate School in Graphic Services.  Mr. Tevis received his B.S. in Industrial Engineering and M.B.A. from San Jose State University and served for two years as a Lieutenant in the US Army.  Mr. Tevis’ vast leadership experience in the industry makes him an exceptionally valued member of the Board of Directors.

Eric Salzman, 45, was appointed by the board of directors of the Company on December 31, 2012 as an independent director to fill the vacancy created on the five member board of directors by the resignation of Joseph Yang in October 2012.  Mr. Salzman currently serves as the Managing Member of Sarnihaan Capital Partners LLC, a consulting firm he established in late 2011 to assist institutional investors, lenders and management teams on a range of critical investment, strategic, financial and capital markets decisions.

Prior to establishing SarniHaan Capital Partners LLC, Mr. Salzman spent several years at Lehman Brothers, including as Managing Director in the Global Trading Strategies Division and Senior Vice President in Lehman Brother’s Private Equity Division.  In late 2008, Mr. Salzman was hired by the Lehman bankruptcy estate to manage a multi-billion dollar portfolio of stressed and non-performing private equity and illiquid credit investments.  Mr. Salzman was also a senior research analyst covering the technology and telecommunications sectors at Basso Capital Management, a multi-strategy hedge fund; a director at Gramercy Communications Partners, a communications and media private equity fund; and a senior investment professional at BEA Associates, a division of Credit Suisse Asset Management.  Eric began his career as an M&A banker at Credit Suisse First Boston.  Eric earned a B.A. high distinction from the University of Michigan in 1989 and received his MBA from Harvard Business School in 1995.

Eric currently serves as an independent director for 8x8, Inc., a leading cloud based unified communications company and is a member of the audit and nominating committees.

Mr. Salzman’s extensive experience in private equity and restructuring makes him well-qualified to serve on the Company’s Board of Directors.

Arrangements for Nomination as Directors and Changes in Procedures for Nomination

Mr. Sawyer serves as Director as a result of his nomination by Saints Capital LLC, which, through its affiliates, is the owner of the Company’s Preferred Stock, the Notes and more than 69% of the common stock and all of the outstanding convertible notes.  No other arrangement or understanding exists between any director or nominee and any other persons pursuant to which any individual was or is to be selected or serve as a director.  No director has any family relationship with any other director or with any of the Company’s executive officers.  Mr. Tevis is the Chief Executive Officer and President of the Company.

The Company has not changed its procedures for the identification, nomination and election of directors since they were described in the Proxy Statement with respect to its Annual Meeting held in December 2012.

The following individuals are the Company’s Executive Officers:

Terry A. Tevis, as discussed in more detail above, has served as Chief Executive Officer and President since August 2012 and as a member of the Board of Directors since March 2011.

John E. Ball, 47, effective December 6, 2012, the board of directors of the Company appointed Mr. Ball to serve as an Executive Vice President and the Chief Operating Officer of the Company, at an annual salary of $175,000.  Mr. Ball also currently serves as Chief Accounting Officer of the Company.  Mr. Ball joined the Company on August 1, 2012 as Vice President of Operations. Previously, Mr. Ball was an Executive Vice President of Sales and Marketing at Dynagraf Inc. from 2009 to 2012.  Prior to that Mr. Ball was President of Premier Color from 2004 to 2009 and President of United Lithograph Inc. from 2001 to 2004.

Victor L. Cisario, 51, served as Merisel’s Executive Vice President and Chief Financial Officer from June 2009 until February 13, 2013.  Mr. Cisario also served as Corporate Secretary from April 2010 until February 13, 2013. He joined Merisel from Outside Ventures, LLC, an independent sales organization primarily focused on credit card processing and cash advances to businesses, where he had served as Chief Financial Officer since January 2008.  At Outside Ventures, LLC, Mr. Cisario was responsible for all financial reporting, budgeting and financial strategy.  In 2007, Mr. Cisario worked as a consultant for various private companies.  Mr. Cisario was the Chief Financial Officer of Fuel Digital, Inc. from 2002 until Merisel’s acquisition of Fuel Digital, Inc. in 2006.  At Fuel Digital, Inc., Mr. Cisario created the financial strategy of the company, handled all banking relations, implemented budgeting procedures, created and implemented internal control procedures and oversaw financial reporting.

Donald R. Uzzi, 60, served as Chief Executive Officer and President from November 2004 until August 21, 2012, as discussed in more detail above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.  Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2012, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with, except that John E. Ball failed to timely file an Initial Statement of Beneficial Ownership on Form 3.  Such form was subsequently filed.

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which also includes the code of ethics that applies to the Company’s finance professionals as required by SEC rules and regulations.  The Code of Business Conduct can be found on the Company’s website www.merisel.com.

Audit Committee

The Board of Directors maintains an Audit Committee that is currently comprised of Mr. Hoecker, who chairs the Committee, and Mr. Salzman.  The Board of Directors has determined that Messrs. Hoecker and Salzman are both independent Directors as defined by the SEC and NASDAQ.  Messrs. Grant and Shoenberg, who were the Audit Committee’s “audit committee financial experts,” resigned from the Board on March 21, 2011.  The Audit Committee has not appointed a new “audit committee financial expert,” as defined by SEC rules. The Board has determined that Messrs. Hoecker and Salzman possess appropriate experience in financial matters for a company the size of Merisel.

Item 11.    Executive Compensation

Summary of Executive Compensation 2011-2012

The following table sets forth the compensation of the Company’s Chief Executive Officer and each of the other two most highly compensated executive officers for services in all capacities to the Company in 2011 and 2012, except as otherwise indicated.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Terry A. Tevis (4)	2011	--	--	--	--	--	--	59,514	59,514
Chief Executive Officer and President	2012	87,359	10,000	--	--	--	--	60,411	157,770

Donald R. Uzzi (5)	2011	450,000	25,000	--	--	--	--	--	475,000
Chairman of the Board	2012	450,000	--	--	48,430	--	--	--	498,430

John E Ball (6)	2011	--	--	--	--	--	--	--	--
Executive Vice President, Chief Operating Officer and Chief Accounting Officer	2012	67,980	15,000	--	--	--	--	12,500	95,480

Victor L. Cisario (7)	2011	300,000	15,000	--	--	--	--	--	315,000
Executive Vice President and Chief Financial Officer	2012	300,000	--	--	47,750	--	--	--	347,750

(1)	The dollar amount represents the amounts recognized in 2011 and 2012 on the accrual basis.

(2)	No stock awards were made in 2011 and 2012.

(3)
The dollar amounts represent the amounts recognized in 2012 for financial statement reporting purposes in accordance with ACS 718 (share based payments).  Under ACS 718, an issuer recognizes the grant date fair value of an award over the requisite service period.  For purposes of this calculation, the impact of forfeitures is excluded until they actually occur. None of the Company’s NEO’s above forfeited options during 2011 and 2012.  We based the fair value of the option awards on the market price of the underlying shares awarded on the date of the determination of eligibility.

(4)
Mr. Tevis has been a member of the Board of Directors since March 2011.  Mr. Tevis joined the Company on August 21, 2012 as Chief Executive Officer and President and remained a member of the Board without additional Board compensation as of that date.  Mr. Tevis’ salary for 2012 includes $49,167 of compensation which he agreed to defer in accordance with his Employment Agreement.  All other compensation is shown on an accrual basis.  For 2011, all other compensation represents Board fees.  For 2012, this figure is comprised of $52,611 for Board fees and $7,800 for consulting services prior to joining the Company on August 21, 2012. The $10,000 bonus was approved in March 2013 and is payable on April 14, 2013, subject to the conditions that (a) Saints does not make an additional equity investment in the Company prior to payment and (b) the Company has sufficient liquidity on the payment date. No written agreement is in place with respect to this bonus.

(5)	For 2011 and until August 21, 2012, Mr. Uzzi was Chief Executive Officer and President as well as Chairman of the Board.

(6)
Mr. Ball joined the Company on August 1, 2012 as Vice President of Operations and became Executive Vice president and Chief Operating Officer on December 6, 2012 and Chief Accounting Officer on February 13, 2013.  All other Compensation represents payment for consulting services prior to joining the Company. The $15,000 bonus was approved in March 2013 and is payable on April 14, 2013, subject to the conditions that (a) Saints does not make an additional equity investment in the Company prior to payment and (b) the Company has sufficient liquidity on the payment date. No written agreement is in place with respect to this bonus.

(7)	Mr. Cisario resigned as Chief Financial Officer of the Company effective February 13, 2013.

Narrative to Summary Compensation Table

No stock option or non-equity incentive awards were made to the named executive officers in 2011.  On January 11, 2012 the Company changed the exercise price of 100,000 options previously issued to Mr. Uzzi from $12.00 per share to $1.35 per share.  All other characteristics of the options remained intact.  On January 11, 2012, the Company issued 100,000 options to Mr. Cisario with an exercise price of $1.35 per share vesting 25% upon grant and 25% on December 31, 2012, 2013 and 2014, respectively.   The performance bonus awards listed in the above table for 2011 were paid in the spring of 2012.  The bonus award for Mr. Tevis and Mr. Ball in 2012 has not been paid as of the date of this filing.

Following Hurricane Sandy, the Company leased (the “Jersey City Lease”) a corporate apartment in Jersey City, NJ to provide housing to the Company’s executives during the reconstruction period for the facility.  The Company paid approximately $27,966 during 2012 related to the Jersey City Lease.  The Jersey City Lease shall terminate on March 31, 2013.  Effective as of April 1, 2013, the Company has agreed to provide a corporate apartment (the “New York Apartment”) in New York, New York for the use of key executives and sales personnel through the 2013 fiscal year.  The lease for the New York Apartment shall not exceed $4,000 per month during such year.

In November of 2012 Terry A. Tevis, the Company’s President and Chief Executive Officer, moved his permanent address to Florida.  From November 2012 to March 8, 2013, Mr. Tevis was reimbursed for expenses of approximately $5,694 incurred in commuting from Florida to the Company’s headquarters in New York, New York.  On March 8, 2013, the Company agreed with Mr. Tevis that he would be reimbursed for travel expenses from Florida to the Company’s offices in Atlanta, Georgia and Burbank, California or a customer sales call.

In connection with Mr. Ball’s appointment, the Company agreed to reimburse Mr. Ball for his commuting costs from Boston, Massachusetts to the Company’s headquarters in New York, New York.  On March 8, 2013 the Company agreed to reimburse Mr. Ball for up to $18,000 (or $1,500 per month) in commuting costs for the 2013 fiscal year.  Prior to that date Mr. Ball was reimbursed for commutation expenses of approximately $3,448.

Outstanding Equity Awards at December 31, 2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald R. Uzzi	100,000	-	-	5.00		11/22/2014	-	-	-	-
	100,000	-	-	8.00		11/22/2014
	100,000	-	-	1.35	(1)	11/22/2016
Victor L. Cisario	50,000	50,000	-	1.35		1/11/2022	-	-	-	-
(1)
During the first quarter of 2012, the Company cancelled 100,000 previously issued options with an exercise price of $12.00 and an expiration date of 11/22/2014 and replaced them with 100,000 options that fully vested on that date with an exercise price of $1.35 and an expiration date of 11/22/2016.

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

Executive Employment, Termination and Change of Control Arrangements

CEO Compensation, Termination and Change of Control Arrangements

Under the terms of Mr. Tevis’ Employment Agreement dated August 16, 2012, as amended on October 26, 2012 and as further amended during March, 2013, Mr. Tevis will receive $12,500 per month in salaried compensation, plus $7,500 per month in deferred compensation, to be paid at the earliest of (i) December 31, 2014, or (ii) the termination of his service as Chief Executive Officer and President of the Company for any reason.  At the payment date of such deferred compensation, at the Board’s option, Mr. Tevis’ cumulative deferred compensation will be paid either in 100% cash or a combination of 35% cash and 65% in securities of the Company in the same proportions as the Company’s securities are held by the Company’s majority shareholder, Saints Capital Granite, L.P.  The Employment Agreement incorporates the Company’s standard noncompetition and non-solicitation provisions.   Prior to the change agreed to by the Board in March, 2013, Mr. Tevis received $10,000 per month in salaried compensation and $10,000 in deferred compensation.  Prior to its amendment on October 26, 2012, Mr. Tevis received $7,500 per month in salaried compensation and $12,500 in deferred compensation.  The Board of Directors has approved and the Company has accrued a $10,000 bonus for Mr. Tevis for 2012 subject to the conditions described above in footnote 4 to the Summary Compensation Table, however, the bonus has not been paid as of the time of this filing.

Mr. Ball serves pursuant to an employment agreement dated March 28, 2013, which provides for a base salary of $175,000, a bonus of up to 40% of the base salary, equal to $70,000, upon achievement of certain financial and performance targets, access to corporate housing valued at approximately $4,000 per month and commutation expenses of up to $18,000 per year.  The Board of Directors has approved and the Company has accrued a $15,000 bonus for Mr. Ball for 2012 subject to the conditions described above in footnote 4 to the Summary Compensation Table, however, the bonus has not been paid as of the time of this filing.

Donald R. Uzzi served as the Chief Executive Officer and President of the Company pursuant to an employment agreement dated November 22, 2004, as amended in March 2006, January 2008, June 2009 and December 2010. On August 16, 2012, the Company and Mr. Uzzi entered into an Amended and Restated Employment Agreement to amend and restate Mr. Uzzi’s existing employment agreement with the Company dated November 22, 2004, as amended.  The Amended and Restated Employment Agreement provides that Mr. Uzzi served as Chief Executive Officer and President until August 21, 2012 and will continue to serve as Chairman of the Board until August 21, 2013 for an annual base salary of $450,000.  In the event prior to August 21, 2013 Mr. Uzzi is terminated by the Company without “cause,” or Mr. Uzzi terminates his employment for “good reason,” he will be entitled to a lump sum payment equal to the balance of his remaining base salary that he would have been entitled to until the remainder of his term.  If by August 21, 2013 the Company and Mr. Uzzi do not agree to enter into a new employment agreement, Mr. Uzzi will to serve on the Company’s Board as a non-employee director through 2014, for the same compensation as the other non-employee directors receive.  The Amended and Revised Employment Agreement also includes one-year noncompetition and non-solicitation provisions following Mr. Uzzi’s termination of employment as Chairman.  For calendar year 2011, Mr. Uzzi received an annual bonus award of $25,000. For calendar year 2012 Mr. Uzzi did not receive an annual bonus.

Compensation, Termination and Change of Control Agreements of Other NEOs

On February 13, 2013, the Board of Directors of the Company and Victor L. Cisario agreed that Mr. Cisario would no longer serve in the position of Chief Financial Officer of the Company and as an officer of the Company’s various subsidiaries effective as of February 13, 2013.  From February 14, 2013 to March 31, 2013 (the “Employment Period”), Mr. Cisario will continue as a special project employee of the Company.  Mr. Cisario has resigned as an employee of the Company effective March 31, 2013.

On February 13, 2013, in connection with Mr. Cisario’s resignation, the Company and Mr. Cisario entered into an agreement (the “Severance Agreement”) whereby, among other things, (a) Mr. Cisario’s employment agreement with the Company dated May 6, 2009, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2009, was terminated effective as of February 13, 2013, (b) Mr. Cisario agreed to continue as a special project employee of the Company during the Employment Period, (c) throughout the Employment Period, the Company would continue to pay Mr. Cisario his current salary ($300,000 on an annualized basis), (d) after March 31, 2013,  upon delivery of a release in favor of the Company, Mr. Cisario shall be paid, in 19 bi-weekly installments over the remaining nine months of the year, severance equal to an aggregate amount of two hundred twenty-five thousand dollars ($225,000) less applicable withholdings and deductions, and (e) Mr. Cisario agreed not to compete with the Company through the period ending on the first anniversary of the end of the Employment Period, and not to solicit employees or customers of the Company through the period ending on the second anniversary of the Employment Period.  A copy of the Severance Agreement is filed as Exhibit 10.31 hereto, and this description of the terms of the Severance Agreement is qualified in its entirety by reference to the full Severance Agreement

Compensation of Directors

The following table sets forth, for the year ended December 31, 2012 on an accrual basis, information relating to the compensation of each director of the Company who served during the fiscal year and who was not a named executive officer. Compensation received or accrued by Donald R. Uzzi, Chief Executive Officer and President of the Company through August 21, 2012 and Chairman of the Board of Directors, is fully reflected in the tables above.  Mr. Tevis was named Chief Executive Officer and President on August 21, 2012.  As of that date he no longer receives compensation as a member of the Board of Directors.  The table below represents earnings of Mr. Tevis as a Board member and his overall compensation is fully reflected in the tables above.

Name	Fees Earned ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Tevis	$52,611	(1)						$52,611
Joseph Yang	$41,667							$41,667
Ken Sawyer	$50,000							$50,000
Bradley J. Hoecker	$101,000	(1)						$101,000
(1)	Includes $20,667 and $43,000 for Mr. Tevis and Mr. Hoecker, respectively, related to Special Committee fees.

Narrative to Director Compensation Table

On April 27, 2011, the Board of Directors approved a new compensation plan for the non-employee directors.  Under the new plan, Messrs. Hoecker, Sawyer, Tevis and Yang were each granted cash compensation of $50,000 per annum, to be paid quarterly.  Mr. Hoecker, as Chair of the Audit Committee, was granted an additional $8,000 per annum, also payable quarterly.  In addition, for each month in which a special committee of independent directors is convened and operating, Mr. Hoecker, who serves as chair, will receive $5,000 per month and Mr. Tevis will receive $4,000 per month in additional compensation.  Such a special committee was formed on May 16, 2012 for the purposes of considering a possible transaction which was abandoned in July 2012.  In August 2012 a new special committee consisting solely of Mr. Hoecker was formed for the purposes of negotiating the issuance and sale to Saints on August 20, 2012 of a convertible note due August 31, 2015 in the original principal amount of $2 million (the “Convertible Note”).

The Company does not have a uniform policy or agreement concerning payments to directors upon their departure from the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 29, 2013, as to shares of our common stock beneficially owned by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our current directors, our Chief Executive Officer and the named executive officers (as defined in Item 402 (m)(2)(ii) of Regulation S-K) and (iii) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, including Rule 13d-3 promulgated under the Exchange Act.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

	Shares Beneficially Owned
Name	Number	Percentage

Saints Capital Granite, L.P. (1)	47,500,000	95.5%
475 Sansome Street, Suite 1850
San Francisco, CA 94111
Bradley J. Hoecker	18,714	*
Kenneth B. Sawyer (2)	-	*
Terry A. Tevis	-	*
Donald R. Uzzi (3)	530,000	7.1%
Eric Salzman	-	*
Victor L. Cisario(4)	50,000	*
John E. Ball	-	*

All Directors and Executive Officers as a Group (7 Persons)	598,714	7.9%

*Represents less than 1%

(1)
As disclosed in a Schedule 13D/A filed March 21, 2013, Saints Capital Granite, L.P. owns directly (a) 5,000,000 shares of Common Stock and  (b) notes convertible into approximately 42,500,000 shares of Common Stock, and Saints Capital Granite, LLC, in its capacity as the general partner of Saints Capital Granite, L.P., may be deemed to be the beneficial owner of (a) 5,000,000 shares of Common Stock of the Company, and  (b) notes convertible into approximately 42,500,000 shares of Common Stock, together  representing approximately 95.5% of the beneficial shares of Common Stock outstanding.  Each of Saints Capital Granite, L.P. and Saints Capital Granite, LLC may be deemed to be the beneficial owner (with sole voting and dispositive power) of 5,000,000 shares of Common Stock representing approximately 69.3% of the shares of Common Stock outstanding.  In addition, Saints holds the Convertible Notes, which may be converted after March 31, 2013.  The conversion price of the Convertible Notes cannot be determined until after such date.  The beneficial ownership numbers included in this table assume a conversion price of $0.10, which is the minimum conversion price under the Notes.

(2)
Mr. Sawyer is a managing member of Saints Capital Granite, LLC, and may therefore be deemed to beneficially own 47,500,000 shares of common stock beneficially owned by Saints Capital Granite, L.P.  Mr. Sawyer disclaims such beneficial ownership and the information set forth in the table above solely reflects beneficial ownership of Mr. Sawyer in his individual capacity.

(3)	Includes 300,000 shares of common stock that are subject to currently exercisable stock options.

(4)	Includes 50,000 shares of common stock that are subject to currently exercisable stock options.

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

On August 20, 2012, November 21, 2012 and February 4, 2013, the Company issued Notes to Saints totaling $4,250.  The Notes accrue interest at 10% per annum and mature on August 31, 2015.  Interest on the Notes is payable in kind through increasing the outstanding principal amount of the Notes, or, at the Company's option, it may pay interest quarterly in cash.  The Notes will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints' option, the Notes are convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the Company's revolving credit facility (the "Existing Loan") with PNC Bank, National Association, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Notes or other indebtedness for borrowed money and (y) divided by the number of shares of Common Stock outstanding as of the conversion date. The Notes are unsecured.  They may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company's outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Notes, plus accrued interest.

In addition, Saints has agreed not to engage in any "going private" transaction, as such term is defined in Rule 13e-3 promulgated under the Securities Exchange Act of 1934, until at least March 31, 2013.

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

 As of the date of this filing, Saints Capital Granite, L.P. holds all of the Company’s Series A Preferred Stock and approximately 69% of the Company’s outstanding common stock, as well as the Notes.

Equity Compensation Plan Information

The following table provides information regarding the shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by the stockholders	400,000	(2)	$3.93	451,839	(3)

1.	Excludes shares reflected in the first column.
2.	Represents 300,000 outstanding options granted under the Company’s 1997 Stock Award and Incentive Plan and 100,000 outstanding options granted under the Company’s 2008 Stock Award and Incentive Plan.
3.	Represents 51,839 shares available for issuance under the 1997 Stock Award and Incentive Plan and 400,000 shares available for issuance under the 2008 Stock Award and Incentive Plan.

Item 13.     Certain Relationships and Related Transactions and Director Independence

There are no family relationships among any of the executive officers and directors of the Company.

The Company enters into indemnity agreements (the “Indemnity Agreements”) with each of its directors, executive officers, and certain other officers or key employees, effective in each case upon their election or appointment as a director or officer of the Company.  Donald Uzzi, Victor L. Cisario, Kenneth B. Sawyer, Terry A. Tevis, Bradley J. Hoecker, John E. Ball, Eric Salzman and Sharon Koh are all parties to such agreements, as are the Company’s former officers and directors who served in these capacities.  The Indemnity Agreements provide that the Company will indemnify each party (the “Indemnitee”) against expenses and damages in connection with claims relating to the Indemnitee’s service to the Company, to the fullest extent permitted by the Company’s bylaws and the Delaware General Corporation Law.

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

Bradley J. Hoecker, a member of the Board of Directors from December 1997 through March 21, 2011, who was re-elected to the Board of Directors on March 23, 2011, was a Partner and director of Stonington from 1997 until March 2011.  Mr. Hoecker acted as Stonington’s representative to negotiate the January 19, 2011 Redemption Agreement between the Company and Phoenix Acquisition Company II, L.L.C., a Stonington affiliate (“Phoenix”) in which 100% of the Company’s Convertible Preferred Stock was redeemed for $3.5 million plus 140,000 shares of a new Series A Preferred Stock with an initial issuance of $14 million.  At the time of the transaction, Phoenix owned 100% of the Company’s Convertible Preferred Stock and 69% of its Common Stock.  The Company’s designated Special Committee of independent directors negotiated the Redemption Agreement on the Company’s behalf and Mr. Hoecker abstained from voting on the transaction.

Mr. Hoecker also acted as Stonington’s representative in connection with the February 18, 2011 Stock Purchase Agreement under which Phoenix sold its entire equity interest in the Company to Saints for $14.5 million (see “Change of Control” under Item 12).  That transaction required no action by the Company’s Board of Directors.

In August and November 2012 in connection with the issuance of the Notes, Mr. Hoecker acted as the sole member of the special committee in negotiating and approving the terms of the Notes, and was charged with representing the interests of unaffiliated stockholders of the Company.  The Special Committee retained independent legal counsel and financial advisers in connection with its review and approval of the described transactions.  Mr. Yang (in August) and Mr. Sawyer (in August and November) acted as representatives of Saints in this transaction.  More information on the issuance of the Notes can be found under “Change of Control” under Item 12.

The following table lists all “parents” of the Company showing the basis of control and as to each parent, the period for which it could be considered a “parent,” the basis of its control during such period and the percentage of voting securities owned or other basis of control by its immediate parent, if any.

Name of Parent	Basis of Control and Relevant Period	Immediate Parent	Percentage of Voting Securities Owned or Other Basis of Control
Saints Capital Granite, L.P.	Ownership/control of common stock constituting 69% of outstanding shares effective May 11, 2011, and approximately 94.9% of outstanding shares effective February 4, 2013	Saints Capital Granite, LLC	General Partner

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

Item 14.      Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by BDO USA, LLP (“BDO”), the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2011 and 2012, review of the quarterly financial statements for 2011 and 2012. There were no fees billed for other services in 2011 and 2012.

	2011	2012

Audit fees	235,000	221,000

Audit-related fees (1)	55,000	55,000

Total	290,000	276,000

(1)
The 2011 billings relate to the 2010 audit of the employee benefit plan and various consulting services. The 2012 billings relate to the 2011 audit of the employee benefit plan and various consulting services.

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

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

(a)          List of documents filed as part of this Report:

1.	Financial Statements included in Item 8:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2011 and 2012.
•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012.
•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2012.
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012.
•	Notes to Consolidated Financial Statements.

2.	Exhibits:

The exhibits listed on the accompanying Index of Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISEL, INC.

Date: March 29, 2013	By:	/s/ Terry A. Tevis
Terry A. Tevis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Donald R. Uzzi	Chairman of the Board	March 29, 2013
Donald R. Uzzi

/s/ Bradley J. Hoecker	Director	March 29, 2013
Bradley J. Hoecker

	Director	March 29, 2013
Kenneth B. Sawyer

/s/ Eric Salzman	Director	March 29, 2013
Eric Salzman

/s/ John E. Ball	Chief Accounting Officer and	March 29, 2013
John E. Ball	Chief Operating Officer

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Merisel, Inc., as amended.	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

3.2	Bylaws of Merisel, Inc., as amended.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 4, 2013. **

4.1	Certificate of Designation of Convertible Preferred Stock of Merisel, Inc., dated June 9, 2000.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2000. **

4.2	Certificate of Designation of Series A Preferred Stock, dated February 4, 2011.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

4.3	Form of 10% Convertible Note, due December 31, 2015 of Merisel, Inc.	Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. **

4.4	10% Convertible Note, due August 31, 2015, issued by Merisel, Inc. on August 21, 2012, in favor of Saints Capital Granite, L.P. in the original principal amount of $2 million.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2012.**

4.5	10% Convertible Note, due August 31, 2015, issued by Merisel, Inc. on February 4, 2013, in favor of Saints Capital Granite, L.P. in the original principal amount of $750,000.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013.**

*10.1	Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Annex II to the Company’s Schedule 14A filed with the SEC on October 6, 1997. **

*10.2	Form of Nonqualified Stock Option Agreement under the Merisel, Inc. 1997 Stock Award and Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. **

*10.3	Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2004. **

*10.4	Amendment, dated March 3, 2006, to Employment Agreement dated November 22, 2004 between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 9, 2006.**

*10.5	Form of Indemnity Agreement entered into between Merisel, Inc. and each of its Directors and certain Officers.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2006.**

*10.6	1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Executives and Key Employees.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006. **

*10.7	Amendment to 1997 Merisel Inc. Stock Award and Incentive Plan Form of Restricted Stock Agreement for Directors.	Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **

*10.8	Amendment No. 2 to Employment Agreement, dated January 18, 2008, between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. **

*10.9	Merisel, Inc. 2008 Stock Award and Incentive Plan.	Filed as Annex A to the Company’s Schedule 14A filed with the SEC on November 7, 2008. **

*10.10	Employment Agreement dated May 6, 2009 by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.**

*10.11	Amendment #3 to Employment Agreement, dated June 29, 2009 by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2009.**

10.12
Revolving Credit and Security Agreement dated as of August 13, 2010 by and among Merisel, Inc., Merisel Americas, Inc., Color Edge LLC, Color Edge Visual LLC, Comp 24 LLC, Crush Creative LLC, Dennis Curtin Studios, LLC, MADP, LLC, Advertising Props, Inc., Fuel Digital, LLC, and PNC Bank, National Association.
Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **

10.13	Pledge Agreement dated as of August 13, 2010 made by Merisel, Inc. in favor of PNC Bank, National Association.	Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. **

*10.14	Amendment #4 to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **

*10.15	Amendment to Employment Agreement, dated as of December 22, 2010, by and between Merisel, Inc. and Victor L. Cisario.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2010. **

10.16	Redemption Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated as of January 19, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2011. **

10.17
Consent, Waiver and Amendment No. 1 to Revolving Credit and Security Agreement, between Merisel, Inc. and each of its subsidiaries as Borrowers and PNC Bank, National Association, as Lender, dated February 3, 2011.
Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.18	Registration Rights Agreement, between Merisel, Inc. and Phoenix Acquisition Company II, L.L.C., dated February 4, 2011.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.19	Amendment No. 2 to Stock and Note Purchase Agreement, dated February 4, 2011.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2011. **

10.20	Lease Agreement, dated June 20, 2011, between SPI 190 JONY, LLC, as landlord, and Merisel Americas, Inc., as tenant, for the premises located at 190 Jony Drive, Carlstadt, New Jersey.	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. **

10.21
Agreement of Lease, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant, for the 8th floor located at 132 West 31st Street, New York, NY (aka 127 West 30th Street).
Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. **

10.22	Termination Letters, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant.	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. **

*10.23	Employment Agreement, dated as of August 16, 2012, by and between Merisel, Inc. and Terry A. Tevis.	Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. **

*10.24	Amended and Restated Employment Agreement, dated as of August 16, 2012, by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. **

10.25	Note Purchase Agreement dated August 20, 2012, by and between Merisel, Inc. and Saints.	Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. **

10.26	Amendment No. 1 to Registration Rights Agreement, dated as of August 20, 2012, by and among Merisel, Inc., Saints Capital Granite, L.P. and Saints Capital VI, L.P.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2012.**

10.27	Note Purchase Agreement dated November 21, 2012, by and between Merisel, Inc. and Saints.	Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. **

10.28	Waiver and Amendment No.3 to Revolving Credit and Security Agreement, between the Company and each of its subsidiaries as Borrowers and PNC, dated December 21, 2012.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013. **

10.29	Note Purchase Agreement, dated as of February 4, 2013, by and between Merisel, Inc. and Saints Capital Granite, L.P.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013.**

10.30	Amendment No. 2 to Registration Rights Agreement, dated as of February 4, 2013, by and among Merisel, Inc. and Saints Capital Granite, L.P.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013.**

*10.31	Amended and Restated Employment Agreement, dated as of February 13, 2013, by and between Victor L. Cisario and Merisel, Inc.	Filed herewith.

*10.32	Amendment No.2 to Employment Agreement, dated as of March 28, 2013, between Merisel, Inc. and Terry A. Tevis.	Filed herewith.

*10.33	Employment Agreement, dated as of March 28, 2013, between Merisel, Inc. and John Ball.	Filed herewith.

14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

99.1	Press Release dated March 29, 2013	Filed herewith.

101.INS***	XBRL Instance	Filed herewith

101.SCH***	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL***	XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF***	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB***	XBRL Taxonomy Extension Labels	Filed herewith

101.PRE***	XBRL Taxonomy Extension Presentation	Filed herewith

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.