Form 10-Q
period 2013-03-31
MERISEL INC /DE/
filed 2013-05-15
CIK 724941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

COMMISSION FILE NUMBER 01-17156

MERISEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4172359
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

132 West 31th Street, 8th Floor New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 15, 2013 the registrant had 24,714,784 shares of Common Stock outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements
MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2012	March 31, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$530	$247
Accounts receivable, net of allowance of $339 and $200, respectively	15,429	8,357
Inventories	2,419	3,198
Prepaid expenses and other current assets	4,058	2,630
Total current assets	22,436	14,432

Property, plant and equipment, net	7,182	7,905
Other intangible assets, net	2,142	2,039
Other assets	771	755
Total assets	$32,531	$25,131

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,719	$6,535
Accrued liabilities	6,476	5,182
Deferred revenue	1,379	-
Capital lease obligations, current maturities	425	761
Revolving credit agreement	4,353	636
Total current liabilities	20,352	13,114

Capital lease obligations, less current maturities	497	801
Mandatorily redeemable series A preferred stock, $.01 par value, authorized 360,000 shares; 171,436 and 178,103 shares issued and outstanding, respectively	15,393	16,137
Convertible notes	3,590	4,441
Other liabilities	2,703	2,683
Total liabilities	42,535	37,176

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 80,000,000 shares; 8,453,671 issued and 7,214,784 outstanding	84	84
Additional paid-in capital	285,317	285,323
Accumulated deficit	(293,461)	(295,508)
Treasury stock, at cost, 1,238,887 shares repurchased	(1,944)	(1,944)

Total stockholders' equity	(10,004)	(12,045)
Total liabilities and stockholders' equity	$32,531	$25,131

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2013

Net sales	$13,566	$12,837

Cost of sales	9,489	7,587

Gross profit	4,077	5,250

Selling, general & administrative expenses	6,278	6,367
Lease abandonment charge	3,977	-

Operating loss	(6,178)	(1,117)

Interest expense, net	872	930

Net loss	(7,050)	(2,047)

Loss per share (basic and diluted)	$(0.98)	$(0.28)

Weighted average number of shares
Basic	7,215	7,215
Diluted	7,215	7,215

See accompanying notes to unaudited condensed consolidated financial statements.

MERISEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,050)	$(2,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	93	6
Deferred occupancy costs	(251)	(22)
Bad debt provision	58	(146)
Amortization of discount on preferred stock	66	77
Amortization of deferred financing costs	-	85
Non cash interest expense	-	101
Depreciation and amortization	631	640
Loss on abandoned leasehold improvements	402	-
Changes in operating assets and liabilities:
Accounts receivable	1,178	7,219
Inventories	249	(778)
Prepaid expenses and other assets	(110)	1,359
Accounts payable	431	(1,183)
Accrued abandoned lease costs	3,268	-
Accrued liabilities	151	(1,221)
Net cash (used in) provided by operating activities	(884)	4,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(614)	(1,181)
Net cash used in investing activities	(614)	(1,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(132)	(226)
Revolving credit agreement (repayments) borrowings	264	(3,716)
Issuance of convertible note	-	750

Net cash provided by (used in) financing activities	132	(3,192)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,366)	(283)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,784	530
CASH AND CASH EQUIVALENTS, END OF PERIOD	$418	$247

Cash paid during the period for:
Interest expense	$89	$58
Non-cash investing and financing activities:
Issuance of preferred stock in lieu of dividends	$-	$667
Equipment purchases financed through capital leases	$-	$80

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

2.      Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Merisel as of March 31, 2013, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2013 and 2012. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013. The consolidated balance sheet at December 31, 2012, has been derived from audited consolidated financial statements at that date.

3.     Inventories

Inventories consist of the following:

	December 31, 2012	March 31, 2013

Raw materials	$1,050	$1,208
Work-in-progress	1,372	1,993
Reserve for obsolescence	(3)	(3)
Inventory, net	$2,419	$3,198

4.     Intangibles

Intangible assets, net of accumulated amortization, resulting primarily from acquisitions consist of the following:

	December 31, 2012	March 31, 2013	Amortization Period (years)
Customer relationships	$1,945	$1,884	15	to	20
Trade know-how	197	155		8
Total	$2,142	$2,039

Amortization expense relating to intangible assets was $103 for the three months ended March 31, 2013 and 2012.

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

The carrying values of cash and cash equivalents, accounts receivable, security deposits, and accounts payable approximate their estimated fair because of their short-term nature. The revolving credit agreement carrying value approximates fair value due to the variable nature of the interest rate.  The convertible notes approximate fair value using level 2 inputs, as there have been several different issuances of these notes at the same rates.

6.     Accrued Liabilities

Accrued liabilities consist of the following:
	December 31, 2012	March 31, 2013

Accrued liabilities:
Compensation and other benefit accruals	$1,938	$2,301
Accrued interest on Series A Preferred Stock	668	692
Other accruals	3,870	2,189
Total accrued liabilities	$6,476	$5,182

7.     Abandoned Lease Costs

During the month of January, 2012 the Company vacated most of the 1st through 4th floors in its New York City facility and relocated and consolidated its manufacturing and production operations at its new 77,000 square feet facility in Carlstadt, New Jersey. On March 28, 2012, the Company entered into an agreement with its NYC landlord to terminate its current leases for the 1st through 4th floors (“Termination Agreement”). Under the terms of the Termination Agreement, the Company agreed to (i) continue to pay rent at its current annual rate, as well as certain related charges under the current leases through December 31, 2012, (ii) pay a one-time settlement payment of $125 to satisfy its restoration obligations and other disputed charges under the current leases upon execution of the agreement of which $110 was accrued and expensed in 2011, and (iii), make an additional single payment termination fee of $850 on December 31, 2012.   In the first quarter of 2012, the Company recorded an abandonment charge of $3,977 consisting of $3,832 for estimated payments related to rent, termination payments, taxes and utilities and $402 for the write-off of remaining leasehold improvements partially offset by $257 for the reversal of the deferred occupancy liability related to the abandoned space.  As of March 31, 2013 and December 31, 2012, the remaining abandonment liability is $0.

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

8.     Income Taxes

At December 31, 2012, after weighing both the positive and negative evidence of realizing the deferred tax asset, management determined that, based on the weight of all available evidence, it was more likely than not that the Company would not realize its deferred tax assets. The most influential weighted negative evidence considered was three consecutive years of current taxable losses and uncertainty as to when taxable profit can be predicated in the future due to current economic environment. As such, the Company kept a full valuation allowance on its net deferred tax assets as of March 31, 2013 and December 31, 2012.

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

The Company did not record an income tax provision or benefit for the three months ended March 31, 2013 and 2012.

9.     Debt

Debt is classified on the balance sheet as follows:

	December 31, 2012	March 31, 2013
Current:
Capital lease obligations	$425	$761
Revolving credit agreement	4,353	636
	4,778	1,397
Non-current:
Capital lease obligations	497	801
Mandatorily redeemable preferred stock	15,393	16,137
Convertible notes	3,590	4,441
	19,480	21,379

Total	$24,258	$22,776

Convertible Notes

On August 20, 2012, the Company entered into a definitive Note Purchase Agreement with its majority stockholder, Saints Capital Granite, L.P. (“Saints”), for the issuance and sale of $2,000 in principal amount of its 10% Convertible Note (the “August Note”), due August 31, 2015.  The transaction was completed and the August Note was issued on August 21, 2012.

On November 21, 2012, the Company and Saints entered into a definitive Note Purchase Agreement for $1,500 in principal amount of its 10% Convertible Note (the “November Note”), due August 31, 2015.  The Note was issued and funding was received on November 21, 2012.

On February 4, 2013, the Company and Saints entered into a definitive Note Purchase Agreement for $750 in principal amount of its 10% Convertible Note (the “February Note”, and together with the August Note and November Note, the “Notes”), due August 31, 2015 under the same terms and conditions of the November 21, 2012 issuance.  The February Note was issued and funding was received on February 4, 2013.

The Notes accrue interest at 10% per annum and mature on August 31, 2015.  Interest on the Notes is payable in kind through increasing the outstanding principal amount of the Notes, or, at the Company’s option, it may pay interest quarterly in cash.  The Notes will not be convertible prior to March 31, 2013.  After March 31, 2013, at Saints’ option, the Notes are convertible, in whole or in part, into shares of Common Stock of Merisel at a conversion price that is the greater of (a) $0.10 or (b) an amount equal to (x) EBITDA for the twelve months ended March 31, 2013 multiplied by six and one-half (6.5), less amounts outstanding under the PNC Agreement, and liabilities relating to the outstanding redeemable Series A Preferred Stock and the Notes or other indebtedness for borrowed money and (y) divided by the number of shares of Common Stock outstanding as of the conversion date.[1]  Each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Notes, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Notes and any accrued and unpaid interest thereunder.  The Notes are unsecured.  It may be redeemed, in whole or in part, at any time prior to March 31, 2013, so long as the Company’s outstanding Series A Preferred Stock has been redeemed, at a redemption price equal to two and one-half times the outstanding principal amount of the Notes, plus accrued interest.  Each conversion of the principal amount then outstanding, or any accrued and unpaid interest on the Notes, shall be in an amount at least equal to the lesser of (i) one million dollars ($1,000) or (ii) the then outstanding principal amount of the Notes and any accrued and unpaid interest thereunder.

The gross proceeds from these issuances are being used for working capital purposes.

The Company incurred financing costs of $132 on the transactions and has recorded the costs in other assets and will amortize this amount over the life of the Note to interest expense.

On April 18, 2013, the Company received a conversion notice stating that Saints had elected to convert $1,750 in principal of the Convertible Note into 17,500,000 shares of Common Stock of the Company at a conversion price of $.10 per share.

Mandatorily Redeemable Preferred Stock

On February 4, 2011, the Company issued 140,000 shares of a Series A Preferred Stock, par value $.01 per share, at an original issue price of $100 per share. The Series A Preferred was issued to Stonington as part of the consideration given in the redemption of all 346,163 outstanding shares of the Company’s Convertible Preferred Stock.  On March 21, 2011, Stonington completed the sale of all Series A Preferred to Saints in conjunction with the Stock Purchase Agreement dated February 18, 2011.

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

During the first three quarters of 2012 the Company did not meet the requirements under the PNC Revolving Credit Agreement (the “Agreement”) which provided the Company the ability to pay the quarterly dividend payment in cash.  As such, the Company has accrued dividends at the 16% annual rate during 2012 and has issued 18,624.4708 shares of Series A Preferred at an original issue price of $100 per share in payment of the first, second and third quarter dividend.  During December, 2012 the Company and PNC amended the Agreement which would make it possible for the Company to pay cash dividends again in the future.  However, the Company anticipates it will pay dividends in additional shares of preferred stock for the foreseeable future, and accordingly will accrue dividends at the annual rate of 16%.  As of March 31, 2013, the Company has accrued $692 for this dividend payment.

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

The Company used the March 21, 2011 Stonington and Saints sale transaction as the basis for measuring fair value of the Series A Preferred. Stonington sold its 5,000,000 common shares and all 140,000 shares of the Series A Preferred to Saints for $14,500. The Company determined the fair value of the Series A Preferred Stock of $11,750 using the difference between the total transaction price and the fair value of the common stock as of the date of the Stock Purchase Agreement on February 18, 2011. The unamortized discount of $2,250 on the preferred stock will be amortized using the effective interest method over the 72 month term of the Series A Preferred.  The amortization of the discount for 2012 and 2013 of $66 and $77, respectively, was recorded as interest expense for the periods then ended. The Company also incurred $1,061 of costs in relation to this transaction, which were recorded as deferred financing cost to be amortized over the term of the Series A Preferred.

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

Revolving Credit Agreement
On August 13, 2010, the Company entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”). The PNC credit facility (the “Facility”) consisted of a $14,000 revolving loan, or revolver, including up to $3,000 in letters of credit.  Proceeds from the revolver were used to repay the indebtedness owed to Amalgamated Bank under a predecessor credit facility.

The maturity date of the Facility is August 13, 2013. The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (a) PNC’s publicly announced prime rate then in effect, (b) the Federal Funds Open Rate plus 0.5%, or (c) the LIBOR Rate plus 1%; or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of March 31, 2013 the Base Rate plus 3% is 6.25%. The revolver is also subject to a 0.75% fee per annum payable quarterly on the undrawn amount.

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

The Facility includes a financial covenant requiring that the Company maintain a fixed charge coverage ratio (defined as EBITDA less unfinanced capital expenditures, less cash dividends, less cash paid for taxes over all debt service) of not less than 1.1 to 1.0.

On December 21, 2012, the Company entered into a Waiver and Amendment No. 3 (the “PNC Amendment No. 3”) to the PNC Agreement. Pursuant to the PNC Amendment No. 3, the Company and PNC agreed to amend the PNC Agreement to waive certain events of default arising from the Company’s failure to comply with the fixed charge coverage ratio set forth in the facility and the incurrence of debt to Saints, to amend the fixed charge coverage ratio and certain other financial covenants in the PNC Facility, and to permit the Company to borrow up to $6,000 in subordinated debt from Saints subject to certain conditions.  The maximum available under the Facility was reduced to $9,000 and the Company may utilize an over-draft of $500 through April 30, 2013.  The fixed charge coverage ratio of not less than 1.1 to 1.0 remains in place and will be tested quarterly.  However, for the quarter ended December 31, 2012 the test was for the three months then ended, for the quarter ended March 31, 2013 the test was for the six months then ended and for the quarter ended June 30, 2013 the test will be for the nine months then ended.  For purposes of this test only, fourth quarter 2012 EBITDA will be increased by $1,500 representing the amount of convertible notes purchased by Saints during the fourth quarter of 2012.  As of March 31, 2013, the Company is in compliance with the covenant.

On May 8, 2013, the Company entered into an Amendment No. 4 to the PNC Agreement, which extended the ability to utilize an over-draft of $500 through the maturity of the Facility.

Any letter of credit (LOC) issued by PNC reduces the availability under the Facility in accordance with the terms of the Agreement. As of December 31, 2012 and March 31, 2013 the LOC’s outstanding were $1,100.  The LOC represents security posted on the Company’s Carlstadt, NJ and New York City leases in the amount of $500 and $600, respectively at March 31, 2013.  The fee for the LOC is 1.5% per annum.

10.   Commitments and Contingencies

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

Facilities Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases with various expiration dates through 2023.

On June 20, 2011, the Company entered into a lease for 77,000 square feet of industrial and graphic production space, with use of outside loading and parking facilities, in Carlstadt, New Jersey.  The lease has a 126-month term expiring in December 2021, with an annual base rent obligation ranging from approximately $650 to $700 per year through the lease term, exclusive of real estate tax and operating expense pass throughs estimated at $165 per year in year one. The lease also included $575 of landlord allowances, which will be recognized as reductions of rental expense on a straight-line basis over the term of the lease.  The Company expensed $197 and $214 in rent, real estate taxes, and operating expenses related to this location for the three months ended March 2012 and March 31, 2013, respectively.

The Company leased 106,000 square feet of office and production space on the 1st through 5th floors at its New York City (“NYC”) location.  During the month of January, 2012, the Company vacated most of the 1st thorough 4th floors and relocated and consolidated its manufacturing and production operations at its new 77,000 square feet facility in Carlstadt, New Jersey. Various creative services, sales, marketing and admin activities remain in the NYC location.  On March 28, 2012, the Company entered into an agreement with its NYC landlord to terminate its current leases for the 1st through 4th floors (See Note 7) and entered into a ten (10) year lease (the “New Lease”) to move its remaining activities to a 27,109 square foot space on the 8th floor in the same building.

Under the terms of the New Lease, the Company will rent the 8th floor at an annual base rent of $1,139 beginning March 1, 2013, with increases at the rate of 2% per annum beginning January 1, 2014.  The Landlord agreed to rent concessions through February 28, 2013 and to reimburse the Company for up to $1,084 in costs expended by the Company in its build-out of the 8th floor. The Company’s sublease for the 5th floor terminated on December 31, 2011. The Company extended its occupancy of that space through an interim lease agreement with the Landlord at the rate of $15 per month until its move to the 8th Floor in March 2013, and retained the basement space at the rate of $2 per month.

11.   Stock-Based Compensation

On January 11, 2012, the Company modified 100,000 of its Chief Executive Officer’s 300,000 fully vested stock options.  The options had an exercise price of $12.00 and an expiration date of November 22, 2014.  The modified options have an exercise price of $1.35 per share and an expiration date of November 22, 2016.  Compensation expense of $48, measured by the fair value of the modified options at the grant date less the fair value of the modified options at the same date, was recorded during the prior year.

On January 11, 2012, the Company granted 150,000 stock options to its other executive officers under the Stock Award and Incentive Plan.  The options have an exercise price of $1.35 and an expiration date of January 11, 2022. The options vest 25% on the grant date, 25% on December 31, 2012, 25% on December 31, 2013, and 25% on December 31, 2014. Compensation expense, measured by the options fair value at the grant date, will be recorded over the related vesting period starting in January 2012. Compensation expense related to these grants was $6 and $45 for the three months ended March 31, 2013 and 2012, respectively. Fifty thousand of these options were cancelled during the quarter ended September 30, 2012 upon the termination of an executive officer. Fifty thousand options were cancelled on February 2013 upon the resignation of another executive officer, with 50,000 shares that were previously vested to remain exercisable for an additional 90 days from the resignation date.

The fair value of each option granted during 2012 was estimated on the date of grant using the Black-Scholes option pricing model.

As of March 31, 2013, 350,000 options remain outstanding under the Stock Award and Incentive Plan. A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	400,000	$3.93
Granted	-	N/A
Exercised	-	N/A
Canceled	(50,000)	1.35
Outstanding at March 31, 2013	350,000	$4.29

Options exercisable at March 31, 2013	350,000	$4.29

The weighted average grant date fair value of options granted during the quarter ended March 31, 2012 was $0.91.  There were no stock option grants during the quarter ended March 31, 2013.

As of March 31, 2013 and 2012, there was $0 and $98 of unrecognized compensation cost related to stock options, respectively.

12.   Earnings Per Share and Stockholders Equity

Basic earnings per share are calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of dilutive outstanding stock options using the “treasury stock” method.

The Company has announced various Board of Directors’ authorizations to repurchase shares of the Company’s common stock from time to time in the open market or otherwise. On August 14, 2006, the Company announced that its Board of Directors had authorized the expenditure of up to an additional $2,000 for repurchasing the Company’s common stock at a maximum share price to be determined by the Board of Directors from time to time.  As of March 31, 2013, the Company had repurchased 1,238,887 shares, for an aggregate cost of $1,944; the repurchased shares are reflected as treasury stock in the accompanying condensed consolidated balance sheets. The Company did not repurchase any shares during each of the three months ended March 31, 2013 and 2012.

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

RESULTS OF OPERATIONS (amounts in thousands except as noted or for per share data)

The Company reported a loss available to common shareholders of $(2,047) or $(0.28) per share for the three months ended March 31, 2013, as compared to a loss of $(7,050) or $(0.98) per share for the three months ended March 31, 2012, respectively.

Three Months Ended March 31, 2013, as Compared to the Three Months Ended March 31, 2012

Net Sales - Net sales decreased $729 or 5.4% to $12,837 for the three months ended March 31, 2013, compared to $13,566 for the three months ended March 31, 2012.  This was due primarily to decreased demand for our services from our existing customer base, specifically in the retail market, which represents a significant portion of our customer base.

Gross Profit – Total gross profit was $5,250 for the three months ended March 31, 2013 compared to $4,077 for the three months ended March 31, 2012. The increase in total gross profit of $1,173 or 28.8% is primarily attributable to improving its production capabilities at the Carlstadt facility. The Company experienced some inefficiency in the use of raw materials and production supplies during the first quarter of 2012 as it consolidated its East Coast production facilities. Gross profit percentage increased to 40.9% for the three months ended March 31, 2013, from 30.1% for the three months ended March 31, 2012.  Additionally, the Company had one major customer whose sales during 2012 and 2011 constituted approximately 24% and 23% of total sales, respectively.  Demand for services from this customer can fluctuate quarter to quarter, which can have a corresponding impact on raw materials, work-in-progress and to a lesser extent gross profit.

Selling, General and Administrative – Total Selling, General and Administrative expenses increased to $6,367 for the three months ended March 31, 2013, from $6,278 for the three months ended March 31, 2012. The increase of $89 or 1.5% was due primarily to the increase in rent costs related to the relocation to the 8th floor (see facilities note above) and commission expense, offset by a decrease in compensation related costs. Total Selling, General and Administrative expenses as a percentage of net sales increased to 49.6% for the three months ended March 31, 2013, compared to 46.3% for the three months ended March 31, 2012.

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

Interest Expense, Net - Interest expense, net increased to $930 for the three months ended March 31, 2013, from $872 for the three months ended March 31, 2012. The increase was primarily due to the interest expense of $101 on the convertible notes issued since August 2012 (see Convertible Notes above) offset by a decrease in interest expenses of $32 resulting from lower bank borrowings.

Net Loss - As a result of the above items, the Company had a loss of $2,047 for the three months ended March 31, 2013, compared to a loss of $7,050 for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash provided by operating activities was $4,090 during the three months ended March 31, 2013.  The primary source of cash was the decrease in accounts receivable of $7,219 and prepaid expense and other assets of $1,359, offset by the net loss of $2,047 and a decrease in accounts payable of $1,183 and accrued liabilities of $1,221. The timing of collections of the Company’s largest customer, as well as improved collection efforts led to a significant decrease in accounts receivable.

Net cash used in operating activities was $884 during the three months ended March 31, 2012.  The primary uses of cash were the net loss of $7,050 offset by a non-cash loss recorded on abandoned leasehold improvements of $402, depreciation and amortization of $631, a decrease in account receivable of $1,178, an increase in accounts payable of $431, and an increase in accrued abandoned lease costs of $3,268.

Net cash used in investing activities for capital expenditures was $1,181 and $614 for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013, net cash used in financing activities was $3,192 related to repayments on the revolving line of credit of $3,716 and capital lease payments of $226 offset by the issuance of a convertible note of $750.

For the three months ended March 31, 2012, net cash provided by financing activities was $132 related to borrowings on the revolving line of credit of $264 offset by capital lease payments of $132.

Financing Sources and Capital Expenditures

Mandatorily Redeemable Preferred Stock

On February 4, 2011, the Company issued 140,000 shares of Series A Preferred Stock, at an original issue price of $100 per share (the “Series A Preferred”) to Phoenix Acquisition Company II, L.L.C. (“Phoenix”), a wholly owned subsidiary of Stonington Capital Appreciation 1994 Fund, L.P. (the “Fund”), a majority shareholder (together “Stonington”).  At that time Stonington was the Company’s majority shareholder. The Series A Preferred was issued as part of a Redemption Agreement with Stonington whereby the Company agreed to redeem 100% of the outstanding shares of the Company’s Convertible Preferred Stock issued to Stonington in June 2000. On March 21, 2011, Stonington completed the transfer of 5,000,000 shares of common stock and 140,000 shares of Series A Preferred to Saints Capital VI, L.P. (“Saints”) for $14,500.

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

Revolving Credit Facility

On August 13, 2010, the Company and each of its operating subsidiaries, as Borrowers, entered into a Revolving Credit and Security Agreement (the “PNC Agreement”) with PNC Bank (“PNC”).  The PNC Agreement provided for a three-year revolving credit facility (the “Facility”) of up to $14,000 including a letter of credit facility of up to $3,000.  On February 3, 2011 and March 21, 2011, the Company and PNC entered into Consent, Waiver and Amendment Nos. 1 and 2 (the “PNC Amendment”) to the PNC Agreement.  The PNC Amendment consent to the transactions described in the Redemption Agreement, waive certain covenants in order to permit the transactions, amend certain definitions and covenants contained in the Credit Agreement to account for the Series A Preferred and impose financial covenants which must be satisfied prior to each cash dividend payment in respect of the Series A Preferred. The PNC Amendment also replaced all references to Stonington with references to Saints and exempted certain changes in the Board of Directors between March 21, 2011 and June 30, 2011 from the definition of change of control.  As of December 31, 2012 and March 31, 2013, the Company had $4,353 and $636 outstanding on the PNC Facility, respectively.

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

On December 21, 2012 the Company and PNC entered into a Waiver and Amendment No. 3 (the Amendment 3”) to the PNC Agreement.  The Amendment 3 changes the definition of capital expenditures to exclude any expenditures made to repair or replace assets of the Company damaged by Hurricane Sandy; changed the definition of fixed charge coverage ratio to increase the EBITDA of the quarter ended December 31, 2012 by $1,500, representing the principal amount of indebtedness incurred by the Company in favor of Saints Capital Granite, L.P. (its majority shareholder) during the quarter ended December 31, 2012; reduced the maximum revolving advance amount to $9,000 and enabled the Company to incur an over-advance of up to $500 through April 30, 2013, which on May 8, 2013 was extended through maturity of the PNC Agreement.

The maturity date of the Facility is August 13, 2013.  The interest rate of the Facility is 3% over a “Base Rate,” which is a floating rate equal to the highest of (i) PNC’s prime rate in effect on such day, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the Daily Libor Rate plus 100 basis points (1%) or, at the advance election of the Company, 4% over PNC’s 30, 60 or 90 day Eurodollar Rate.  As of December 31, 2012 and March 31, 2013, the Base Rate plus 3% was 6.25%.  The Facility is subject to a .75% fee per annum payable quarterly on the undrawn amount.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2011, Merisel Inc. filed an order to show cause, request for a temporary restraining order and civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Edward Weinstock, the former President of Fuel, and Domenick Propati, a former executive of Merisel, Splash (New York) Inc. and Splash (Northwest), Inc.  (Merisel, Inc. v. Weinstock, et al., New York State Supreme Court, Index No. 650411/2011).  The complaint alleges, among other things, that defendant Weinstock violated various provisions of his employment agreement with Merisel dated October 4, 2006 (the “Employment Agreement”) and that the defendants worked in concert to deprive the Company of the benefit of the good will of Fuel in connection with the Asset Purchase Agreement between Merisel FD, LLC and Fuel dated October 4, 2006 (the "APA").  Merisel alleges causes of action for recovery of chattel/replevin, conversion, unjust enrichment/rescission, trespass, breach of contract, fraudulent inducement, breach of fiduciary duty, tortious interference with contract and interference with prospective advantage. Merisel seeks injunctive relief and unspecified compensatory and punitive damages.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability. The parties have completed principal discovery.  Defendant Weinstock and the Splash defendants (including defendant Propati) separately moved for summary judgment.  Merisel opposed both motions for summary judgment and cross-moved to strike the pleadings of the Splash defendants and defendant Propati.

With respect to Merisel’s affirmative claims against Weinstock, Splash and Domenick Propati, the Court’s March 20, 2013 decision and order dismissed all claims against Splash and Propati, but did not specifically address the remaining claims against defendant Weinstock.  Merisel filed a notice of appeal of the order.  Additionally, the Company awaits clarification from the Court as to its position regarding the remaining claims against defendant Weinstock.

In March 2011, Edward Weinstock filed a civil complaint in the Supreme Court of the State of New York, New York County naming as defendants Merisel, Inc., as successor in interest to Merisel, FD, LLC, Merisel, Inc., Donald Uzzi and Michael Berman. (Weinstock v. Merisel Inc., et al., New York State Supreme Court, Index No. 650712/2011). The plaintiff alleges causes of action for breach of the Employment Agreement, breach of the APA, defamation, tortious interference with prospective business relations, violation of New York Labor Law § 191(3), abuse of process and prima facie tort.  The plaintiff seeks compensatory damages of at least $3 million, plus unspecified punitive damages.  The defendants have answered the complaint, asserting various affirmative defenses, and denied liability.  The parties have completed principal discovery.  The plaintiff moved for summary judgment with respect to his claim for breach of the Employment Agreement.  The defendants opposed that motion and cross-moved for summary judgment on all of the plaintiff’s claims except for his defamation claim.

On April 25, 2013, the Court issued a decision and order granting the plaintiff summary judgment with respect to his first cause of action.  The decision did not reference the defendants’ factual and legal arguments that would potentially preclude summary judgment in favor of the plaintiff.  Accordingly, the defendants filed a letter with the Court requesting that it clarify its decision.  The defendants will also file a timely notice of appeal of the order on the grounds that the court overlooked significant evidence and otherwise committed reversible error in granting summary judgment.  The court’s decision and order was silent on the issue of damages.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three months ended March 31, 2013 as compared to those reported in our 2012 Form 10-K.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information.

On April 12, 2013, Saints disclosed on Amendment No. 6 to its Statement of Beneficial Ownership on Schedule 13D that it was considering terminating Merisel’s status as a public company.  On April 22, Saints disclosed on Amendment No. 7 to its Statement of Beneficial Ownership on Schedule 13D that it had delivered a conversion notice with respect to $1.75 million in principal amount of Notes, bringing its holdings of Common Stock to 22,500,000 shares held of record, representing approximately 90.1% of the outstanding shares of Common Stock.  Saints still holds Notes convertible into an additional 25,000,000 shares.

On April 15, 2013, the Board of Directors established a special committee consisting of Eric Salzman and Bradley Hoecker (the “Special Committee”), each of whom is an independent and disinterested director. The Special Committee was appointed to help ensure a fair process and determine a fair price as consideration offered minority stockholders in the event that Saints should decide to terminate Merisel’s status as a public company.  In furtherance of this purpose, the Special Committee has retained a financial adviser and independent legal counsel in connection with its evaluation, and expects that the financial adviser will prepare and deliver to the Special Committee and Board of Directors a valuation analysis setting forth a fair price, or a range of prices that might be considered a fair price, for the Company in connection with a possible short-form merger.  There can be no assurance that Saints will undertake a short-form merger.  Neither the Board of Directors nor minority stockholders need to take any action in connection with a short-form merger.  Minority stockholders would be advised of their rights under Delaware law in accordance with applicable rules and regulations.

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
Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. **

10.22	Termination Letters, dated March 28, 2012, between 132 West 31st Street Building Investors II, LLC, as landlord, and Merisel, Inc., as tenant.	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. **

*10.23	Employment Agreement, dated as of August 16, 2012, by and between Merisel, Inc. and Terry A. Tevis.	Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. **

*10.24	Amended and Restated Employment Agreement, dated as of August 16, 2012, by and between Merisel, Inc. and Donald R. Uzzi.	Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. **

10.25	Note Purchase Agreement dated August 20, 2012, by and between Merisel, Inc. and Saints.	Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. **

10.26	Amendment No. 1 to Registration Rights Agreement, dated as of August 20, 2012, by and among Merisel, Inc., Saints Capital Granite, L.P. and Saints Capital VI, L.P.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2012.**

10.27	Note Purchase Agreement dated November 21, 2012, by and between Merisel, Inc. and Saints.	Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. **

10.28	Waiver and Amendment No.3 to Revolving Credit and Security Agreement, between the Company and each of its subsidiaries as Borrowers and PNC, dated December 21, 2012.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013. **

10.29	Note Purchase Agreement, dated as of February 4, 2013, by and between Merisel, Inc. and Saints Capital Granite, L.P.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013.**

10.30	Amendment No. 2 to Registration Rights Agreement, dated as of February 4, 2013, by and among Merisel, Inc. and Saints Capital Granite, L.P.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013.**

*10.31	Amended and Restated Employment Agreement, dated as of February 13, 2013, by and between Victor L. Cisario and Merisel, Inc.	Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. **

*10.32	Amendment No.2 to Employment Agreement, dated as of March 28, 2013, between Merisel, Inc. and Terry A. Tevis.	Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. **

*10.33	Employment Agreement, dated as of March 28, 2013, 2013, between Merisel, Inc. and John E. Ball.	Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. **

14.1	Code of Business Conduct.	Filed as exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

99.1	Press Release dated May 15, 2013	Filed herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) notes to the Consolidated Financial Statements.
Filed herewith.

*   Management contract or executive compensation plan or arrangement.
** Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 15, 2013

Merisel, Inc.

By:	/s/ Terry A. Tevis
Terry A. Tevis
Chief Executive Officer and President

By:	/s/ John E. Ball
John E. Ball
Chief Accounting Officer and Chief Operating Officer